Form 10-K405
period 1999-10-31
AGILENT TECHNOLOGIES INC
filed 2000-01-25
CIK 1090872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO______________ TO ______________

                       COMMISSION FILE NUMBER: 001-15405
                            ------------------------

                           AGILENT TECHNOLOGIES, INC.

             Exact name of registrant as specified in its charter:

           DELAWARE                                 77-0518772
State or other jurisdiction of          I.R.S. Employer Identification No.:
incorporation or organization:

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                3000 Hanover Street, Palo Alto, California 94304

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (650) 857-1501

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                  -----------------------------
             Common Stock                            New York Stock
      par value $0.01 per share                      Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 1999 was approximately $5.57 billion. As of January 20, 2000, there were outstanding 452,000,000 shares of common stock, par value $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                          10-K PART
--------------------                                          ---------
                                                                 III
Pages 5-7 and 11-27 of the registrant's Notice of Annual
  Meeting of Stockholders and Proxy Statement dated
  January 13, 2000

FORWARD-LOOKING STATEMENTS

    You should not rely on forward-looking statements in this report or in the pages from our Proxy Statement incorporated by reference into this report. This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "will", "should", "estimate", "predicts", "potential", "continue", and similar expressions to identify such forward-looking statements. This report also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, as well as those of the test and measurement, semiconductor products, healthcare solutions, chemical analysis and related markets we serve, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

SEPARATION FROM HEWLETT-PACKARD

    On March 2, 1999, Hewlett-Packard announced a plan to create a separate company, subsequently named Agilent Technologies, Inc., that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure. After the completion of our initial public offering on November 23, 1999, Hewlett-Packard owns approximately 84.1% of our outstanding common stock. Hewlett-Packard has also announced its intention to distribute to its stockholders all of its remaining interest in us by the middle of calendar year 2000 (the distribution). Hewlett-Packard and we have entered into various agreements related to certain interim and ongoing relationships between the two companies. More information about the separation and the ongoing relationships with Hewlett-Packard is contained in Item 7 of this report.

BUSINESS

    Agilent Technologies is a global diversified technology company that provides enabling solutions to high growth markets within the communications, electronics, healthcare and life sciences industries. Our broad technology portfolio and our experience in working with market-leading customers in more than 120 countries have allowed us to establish and advance our leadership across multiple markets.

    Agilent Technologies includes the following four primary businesses:

    - TEST AND MEASUREMENT, which provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices;

    - SEMICONDUCTOR PRODUCTS, which provides fiber optic communications devices and assemblies, integrated circuits for wireless applications, application-specific integrated circuits, optoelectronics and image sensors;

    - HEALTHCARE SOLUTIONS, which provides patient monitoring, ultrasound imaging and cardiology products and systems; and

    - CHEMICAL ANALYSIS, which provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation.

    Our test and measurement and semiconductor businesses share focus on growth opportunities in the communications sector, while our healthcare and chemical analysis businesses share focus on growth opportunities in healthcare and life sciences. All of our businesses are supported by the technical expertise of Agilent Technologies Laboratories, one of the world's foremost industrial research and development organizations. Agilent Technologies Laboratories is thoroughly integrated with our businesses in design, development and manufacturing engineering, and substantially all of its development engineers are aligned with the research and development teams in our individual businesses.

    Over our 60-year history, our businesses have developed close relationships with market-leading customers, working with thousands of customers around the world as technologies, business needs and global economic conditions have undergone dramatic changes. These close relationships have provided us invaluable strategic market insights and have been central to our success.

    We have established leadership positions across multiple markets and are a leading supplier of:

    - test and measurement instruments and systems;

    - application-specific semiconductor devices and fiber optic components and assemblies;

    - patient monitoring and ultrasound imaging equipment and automatic external defibrillators; and

    - chemical measurement instruments and systems.

    We sell our products primarily through our direct sales force, but we also utilize distributors, resellers, telesales and electronic commerce. Of our total net revenue of $8.3 billion in the fiscal year ended October 31, 1999, we generated 44.8% in the United States and 55.2% internationally. As of October 31, 1999, we employed approximately 42,000 people worldwide. We have major research and development and manufacturing sites in California, Colorado, Delaware, Massachusetts, and Washington in the United States and in China, Germany, Japan, Korea, Malaysia, Singapore and the United Kingdom.

    Our net revenue by business segment for each of the years ending October 31, 1999, 1998 and 1997 was:

                                                         YEARS ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Test and measurement................................   $4,082     $4,100     $4,203
Semiconductor products..............................    1,722      1,574      1,479
Healthcare solutions................................    1,501      1,340      1,208
Chemical analysis...................................    1,026        938        895
                                                       ------     ------     ------
    Total net revenue...............................   $8,331     $7,952     $7,785
                                                       ======     ======     ======

More financial information about the business segments is contained in Note 15, "Segment Information," of the consolidated financial statements included in Item 8 of this report. In the fiscal year ended October 31, 1999, Hewlett-Packard accounted for 10% of our total net revenue.

INDUSTRY OVERVIEW

    Many of the markets we serve are undergoing rapid change and experiencing significant growth. We believe that these trends will provide us with major growth opportunities.

    COMMUNICATIONS INDUSTRY

    The communications industry is undergoing fundamental change and growth resulting principally from explosive demand for Internet access and data transmission services. Traditional voice telecommunications have been carried as an electrical signal over copper wire. Since this technology was designed for low-capacity voice transmission, it is unable to meet the high-volume transmission requirements of Internet access and other forms of high-speed, digital data communications. Increased bandwidth is critically important to the transmission of high-volume data and is the driving force behind the deployment of the high-speed, high-capacity, digital network infrastructure.

    Fiber optic networks are increasingly replacing copper-based technologies in local area and wide area networks. Fiber optics enable digital information, such as coded data, voice or video, to be transmitted as pulses of light. The light being transmitted along each fiber-optic cable can be divided up into multiple frequencies, and each frequency can be used as a separate transmission path. Thus each fiber optic cable can simultaneously carry multiple transmissions. Other new communications technologies, such as Gigabit Ethernet, Digital Subscriber Line and Asynchronous Transfer Mode, are being deployed to expand the capabilities of existing networks or build new broadband data networks. Cable service providers are in the early stages of introducing broadband interactive data services and Internet access to their customers by redesigning their networks and deploying cable modem technologies.

    The usage levels of wireless communications around the world are increasing dramatically, as penetration increases in developed countries, and lesser-developed countries deploy wireless networks as a means to quickly address the surging demand for communications. As an alternative to wireline access, some carriers and service providers are utilizing wireless technologies to provide voice, data and Internet services to their customers. While broadband wireless data services are still in the early stages, the development and deployment of next generation cellular technologies and services is likely to lead to their rapid growth.

    We believe that these emerging trends in the communications industry provide us with a number of significant business opportunities. The widespread deployment of fiber optic networks generates increasing demand for high-speed optoelectronic components to connect the electronic systems controlling the network to the transmission fiber. The manufacture, physical installation and maintenance of network switches, routers and other high-speed devices rely on increasingly sophisticated testing, calibration and measurement instruments and systems. Additionally, these systems typically require physical layer integrated circuits to prepare data for transmission across high-speed networks, such as Gigabit Ethernet, Digital Subscriber Line, Asynchronous Transfer Mode and next-generation cable networks. Service providers face increased competition as a result of these emerging technologies and deregulation of the industry. Traditional communications service providers and emerging Internet service providers, competing aggressively for subscribers, require advanced test and monitoring solutions to optimize quality of service to their customers. Similarly, the manufacturers of cellular handsets, base stations and other wireless network equipment require advanced design software and test and measurement instruments and systems to develop, manufacture and deploy advanced wireless communications products and capture the high growth market opportunity.

    SEMICONDUCTOR AND ELECTRONICS INDUSTRIES

    The semiconductor and electronics industries are still largely driven by rapid technological advancement, a phenomenon commonly known as Moore's Law, which states that the functionality and performance of a digital integrated circuit doubles roughly every 18-24 months. Decreased size and greater density of the individual electronic components on the integrated circuit drive improvements in the performance and functionality of the device and decrease price to the end user. This continuous cycle of increased performance at lower cost drives the pervasiveness of semiconductor devices in multiple applications, from communications networks to consumer products. At the same time, the cycle places increasing demands on companies that develop and use electronic components, products and systems to keep up with the fast pace of technological advances.

    The effect of Moore's Law creates major business opportunities for us. Each new integrated circuit design presents new challenges for test and measurement systems: smaller, more densely-packed elements; faster operating speeds; and greater complexity. Semiconductor devices and electronic components and assemblies comprise an increasing proportion of the overall value of end-products, increasing the importance of testing within the electronic component and systems design and manufacturing process. The increasing pervasiveness of semiconductor devices creates strong growth opportunities for many of our products, including our electronic and optical components, our high frequency and digital design solutions, as well as our automated test equipment used in high volume manufacturing settings.

    PHARMACEUTICAL, BIOSCIENCE AND HEALTHCARE INDUSTRIES

    The time and expense required to discover and develop new drugs demand that pharmaceutical companies continually find ways to improve the efficiency of the drug-discovery process, often relying on analytical instruments to improve productivity while remaining compliant with laws and regulations. At the same time, the healthcare industry is seeking ways to reduce costs and improve the quality of health care. We believe this trend will require healthcare solutions that can be deployed in non-hospital settings, such as in smaller clinics and in patients' homes. Healthcare research and development institutions are also focusing increased resources on disease diagnosis and prevention. Greater understanding of the genetic basis of disease is considered critical to learning how to prevent, diagnose and manage diseases and requires advanced instrumentation for DNA and related analysis.

STRATEGY

    FOCUS ON HIGH GROWTH MARKET OPPORTUNITIES

    Our strategy is to use our strengths as a diversified technology company to enter new markets through internal development, strategic partnerships and acquisitions. To achieve this objective, we work closely with our customers' research and development teams to understand emerging markets, technologies and standards and we invest accordingly in our own development of enabling solutions in those areas. We intend to use strategic partnerships and make tactical acquisitions to develop advanced systems that complement our existing technologies and products to accelerate our entry into strategic, high-growth markets.

    Within the communications markets, we are focused on providing test, measurement and monitoring technologies and solutions for the development and deployment of next-generation fiber optic, broadband, Internet and cellular networks, as well as leading edge fiber optic and semiconductor components. We work closely with cellular component and device manufacturers at the research and development stage to understand emerging industry standards. We have also continued to invest in our market-leading high-frequency design solutions. We were able to take advantage of our product diversity by applying the technologies we developed for the defense industries in the 1980s to the higher growth communications industry when growth of the defense market slowed. In life sciences, we have focused our efforts on the high-growth segments of the pharmaceutical industry. In healthcare, we recently made an acquisition that accelerated our entry and gave us leading market share in the fast-growing automatic external defibrillator market.

    CONTINUE TO INNOVATE TECHNOLOGICALLY

    Agilent Technologies and Agilent Technologies Laboratories have a long legacy of technological innovation and product generation as part of Hewlett-Packard. We will continue to invest in and build research and development expertise, focusing our centralized laboratories on fundamental technology and process developments and utilizing innovations from our businesses to develop products to address high growth market segments. Our scientists have provided significant contributions and technological advances across multiple markets and industries. Our reputation for technological innovation allows us to work closely with both established and emerging leaders in the communications, electronics, life sciences and healthcare industries, and to provide advanced solutions to meet emerging market requirements. The experience and knowledge of our engineers, combined with our close customer relationships, enable us to anticipate customer needs for next-generation products and solutions. In healthcare, we market our equipment and establish strong relationships with influential medical research and development centers around the world, to gain valuable insights into new discoveries and strategic initiatives in the healthcare and life sciences industries. Similarly, in semiconductor test, we have worked closely with Rambus to develop a high-speed test solution for advanced memory chips, which has been used in selected niche products such as video games, but is now being developed as main memory for high-performance personal computers.

    MAXIMIZE THE BENEFITS OF OUR SCALE AND GLOBAL PRESENCE

    We believe our scale and global presence provide us with a competitive advantage across multiple industries. In many of our targeted markets and in many of the countries in which we operate, we believe we are the largest industry participant and possess greater resources for research and development and service and support than any competitor. Our global direct sales force gathers valuable insights into emerging industry trends around the world and provides us an effective means of bringing new products to market rapidly. In addition, we believe our customers value our global ability to provide more complete solutions with our training, systems integration, and project management programs. Our regional support centers enable us to provide localized service and support, and our telesales and electronic commerce systems allow remote customers to order products, obtain product information and utilize remote support services. We intend to continually enhance overall customer satisfaction by remaining focused on providing effective service and support.

AGILENT TECHNOLOGIES LABORATORIES

    We are supported by the technological expertise of Agilent Technologies Laboratories, one of the world's foremost industrial research and development organizations. Agilent Technologies Laboratories consists of those operations of Hewlett-Packard Laboratories that historically conducted basic research in our focus areas. Agilent Technologies Laboratories works with our businesses in design, development and manufacturing engineering, and substantially all of its development staff are aligned with the research and development staff in our specific businesses.

    Agilent Technologies Laboratories conducts applied research in electronics, medical and analytical measurements, biotechnology, photonics, solid-state materials and components, and measurement systems and solutions. The scientists in Agilent Technologies Laboratories have made significant contributions and advances in many of these areas, including LEDs, gallium-arsenide integrated circuits, lightwave and LAN-based instruments, mass spectrometry, ultra-violet and visible spectrophotometry, cardiac ultrasound imaging, electrocardiogram algorithms and the wireless mouse.

    Agilent Technologies Laboratories is located primarily in Palo Alto, California and employs approximately 500 people. Approximately half of the 300 technical professionals in Agilent Technologies Laboratories have doctoral degrees and over 75% have some form of advanced degree. In recent years, an average of 80 patents have been issued to Agilent Technologies Laboratories annually.

TEST AND MEASUREMENT

    Our test and measurement business is a leader in providing test and measurement solutions to companies in the communications, electronics, semiconductor and related industries. We provide standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems. These solutions are used by our customers to improve time-to-market, lower cost of manufacturing and improve the quality of their products. These solutions include test and measurement instruments and systems, automated test equipment, communications network monitoring and management tools and software design tools and associated services. Our solutions are employed by a wide range of customers, including:

    - communications and network equipment manufacturers, including providers of fiber optic, wireless and wireline components, products and systems;

    - providers of communications services, including telecommunications, Internet and cellular service providers;

    - designers and manufacturers of semiconductor products, including microprocessors, memory devices, ASICs, radio frequency and microwave integrated circuits and other types of integrated circuits; and

    - designers and manufacturers of electronic equipment, including printed circuit board assemblies and electronic equipment, such as cellular handsets, personal computers and avionics equipment.

    We believe that we are the leader in the overall test and measurement market, with leadership positions in:

    - network and spectrum analyzers;

    - communications test equipment;

    - wireless test equipment;

    - in-circuit test and x-ray inspection systems for printed circuit board assemblies;

    - lightwave test equipment;

    - logic analyzers and logic-signal sources; and

    - high-frequency computer-aided engineering and simulation software.

    Our test and measurement business employed approximately 18,000 people as of October 31, 1999. We serve customers in more than 110 countries and sell our products primarily through our direct sales force, as well as through resellers, distributors, telesales and electronic commerce. Our products are complemented by service and support offerings such as consulting, training, local solutions integration, and instrument calibration and repair. We have manufacturing and research and development facilities in Australia, Canada, China, Germany, Japan, Korea, Malaysia, Singapore, the United Kingdom and the United States. Our test and measurement business generated $4.1 billion in revenue in both fiscal years 1999 and 1998.

MARKETS

    The market for our test and measurement products comprises three major customer groups:

    - communications network equipment manufacturers and service providers;

    - electronic component and equipment manufacturers; and

    - semiconductor manufacturers and purchasers of semiconductors.

    COMMUNICATIONS NETWORK EQUIPMENT MANUFACTURERS AND SERVICE PROVIDERS

    Network equipment manufacturers provide products to facilitate the transmission of voice and data traffic. This transmission may be in various forms, such as electronic signals over copper wire, optical signals over fiber cables, and radio frequency or microwave signals. The customers of the network equipment manufacturers are the communications service providers that deploy and operate the networks. The communication service providers are facing increasing competitive pressures as a result of deregulation in the telecommunications industry and the rapid advances in transmission technology, including communications switching and routing. Communications service providers must provide high-quality, highly reliable service to remain competitive, maintain customer loyalty and meet the rapidly growing demand for data transmission and related services. As a result, these service providers require network equipment that enables their networks to operate at increasingly faster speeds while providing rapidly expanding capacity and superior reliability. To meet these demands, network component and equipment manufacturers require test and measurement instruments, systems and solutions for the development, production, installation and operation of each new network technology. These solutions include:

    - test instruments and systems for developing and manufacturing communications modules, assemblies and products; and

    - test instruments and systems to support the installation and deployment of network equipment and to validate the operational performance of the equipment in the network.

    Communications and Internet service providers also require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure. Additionally, these customers require advanced software and systems to monitor and manage the network infrastructure on a continuous, proactive basis to achieve either regulated or customer-specified service levels. Real-time monitoring of the network infrastructure also enables the implementation of additional services, such as fraud detection, which customers increasingly require of service providers. Many corporations manage their own internal voice and data communications networks. As enterprises increasingly rely on these networks for critical applications, they also require advanced test and monitoring equipment, systems and software to optimize network performance.

    The market for cellular telephony has increased dramatically in recent years, as the levels of wireless penetration in developed countries have grown rapidly. Many lesser-developed countries have decided to build wireless communications infrastructure to meet their nations' needs for telephony, rather than invest in expensive wire-based infrastructure. To develop cellular telephone equipment, manufacturers require electronic design software and test instruments and systems for the development of high-frequency communications circuits, devices and systems. Cellular equipment manufacturers also require advanced, high-frequency test instruments and systems to develop, manufacture and deploy cellular base stations for these wireless networks. In addition, the rapid growth of the cellular handset market has created a new market segment for automated test equipment to test cellular handsets on the factory floor. Further, as new standards evolve in the wireless industry, new test and measurement equipment and systems have to be developed to enable testing of the new standards in the research and development and later in the manufacturing and deployment phases.

    We believe that in the last several years, producers of networking communications equipment have increased their use of contract manufacturers to reduce cost, retain business flexibility and access high end or high volume manufacturing capabilities. Contract manufacturers require test solutions that are particularly well-suited for faster production and flexible for use in different applications. Recently, cellular phone producers have also begun to increasingly use contract manufacturers, including for functional test. This requires specialized test products and services to address the particular needs of these high-frequency products.

    ELECTRONIC EQUIPMENT MANUFACTURERS

    The electronics industry designs, develops, manufactures and distributes a wide range of products, including products produced in high volumes, such as computers, computer peripherals and consumer electronics. In addition, electronic components and printed circuit assemblies are incorporated into other products, such as aircraft, satellites and automobiles. These components and printed circuit assemblies may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by third-party contract manufacturers. For the development and timely commercialization of new technologies, original equipment manufacturers require state-of-the-art test instruments, systems and software design tools in order to design the products for efficient and cost-effective manufacturing and validate product performance in a variety of configurations and environments. We believe that these demands have resulted in an increasing trend toward the use of contract manufacturers by electronics equipment manufacturers.

    Designers and developers of electronic devices and products require state-of-the-art digital design tools and instruments in order to build electronic circuits, components and products, to validate their performance and functionality and to improve the efficiency of the overall design and development process.

    High volume manufacturers of electronics products, such as printed circuit board assemblies, require sophisticated automated test equipment to operate and perform highly accurate tests at speeds and volumes matching those of the production line. This equipment includes in-circuit testing systems, automated x-ray inspection systems and automated optical inspection systems, all of which examine the printed circuit assemblies for manufacturing defects. Manufacturers are also beginning to demand automated functional test systems, which test an electronic device as if it were in its final environment. Functional test equipment must have a wide range of capabilities in order to simulate the functions of a wide variety of electronic devices such as personal computers, personal computer peripherals or automotive electronics.

    Electronics manufacturing also requires standardized test instruments, system components and complete solutions. These offerings are used for testing electronic devices in a broad range of applications, such as radar systems, electronics used in the operation of household appliances and industrial automation. Aerospace and defense are important markets for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that following recent reductions in defense spending, defense purchasers are shifting from specialized test equipment to off-the-shelf test products and systems.

    SEMICONDUCTOR MANUFACTURERS

    Semiconductor test systems are used by semiconductor designers, semiconductor manufacturers and electronic component manufacturers in the design, manufacture and testing of a wide variety of semiconductor products, including logic, memory, mixed analog and digital signal, and system-on-a-chip integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and assembly and test subcontractors to the semiconductor industry. Semiconductor manufacturers use our semiconductor test systems to measure product performance, to confirm functionality, to improve product and production process quality, to shorten time to market, to enhance manufacturability, to reduce labor costs and to increase production yields.

    According to VLSI Research, the market for automatic test equipment for semiconductor manufacturing was approximately $3.3 billion in 1998 and is expected to grow at a compound annual rate of approximately 20% over the next five years. Demand for this test equipment is driven primarily by the increased volume of semiconductor devices produced. The use of semiconductors has proliferated across many industries, including communications, computing, and consumer electronics, driving up the overall production volume of semiconductor devices. Advances in semiconductor technology are also increasing demand for semiconductor test equipment. The development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. In addition, the continuing integration of functions, such as microprocessor, logic and memory, on a single integrated circuit has created a new category of device called system-on-a-chip. These devices require a new category of sophisticated and flexible automatic test equipment.

STRATEGY

    Our test and measurement business pursues the following strategies to maintain and extend our global leadership position and to be the preferred supplier of enabling solutions for our customers:

    ADDRESS THE NEEDS OF HIGH GROWTH MARKETS

    Our test and measurement business is focused on addressing the needs of the communications and electronics industries. We believe these markets will provide significant growth opportunities as end-users' demands are driven by the rapid adoption of new technologies providing increased performance at lower cost. In communications markets, we address the needs of both network component and equipment manufacturers and network service providers, including fiber optic, Internet Protocol-based and cellular networks. As demand for greater communications capacity increases, network manufacturers must develop higher speed and higher capacity equipment. Similarly, network service providers must be able to expand and operate existing networks, as well as create and operate new networks, at high service levels. In the electronics industry, designers must develop next generation electronic devices and equipment rapidly and in a cost-effective manner. To keep pace with the speed of innovation in this market, manufacturers need to bring product to market faster and achieve high quality at high volume production levels. We have targeted our test and measurement business products and services to enable our customers in these high growth markets to achieve these goals.

    UTILIZE OUR INVESTMENTS IN NEW TECHNOLOGY ACROSS MULTIPLE CUSTOMER
     APPLICATIONS

    We design our products to be used in many phases of our customers' business--from design and development through installation and deployment. We invest heavily in the development of new test and measurement instruments, systems and design tools to meet the requirements of our most innovative customers. Our work with these customers in developing tools and test instruments targeted for the research and development labs provides us with valuable insight into emerging technologies and standards. Once we have developed a testing solution for what we anticipate will become a sizable market, we invest in further product development to market the solution to a broader customer base. Our initial solutions often combine several general purpose instruments with customized software applications. This approach enables us to move our solutions more easily from our customers' research and development laboratories to their manufacturing lines, allowing us to meet their manufacturing test needs in a timely manner. By working closely with our customers to understand the final application of their products, we are able to modify the software and hardware design of our solutions for use in the installation and deployment phase of their products. We believe that this strategy allows us to utilize fully our investments in these new technologies.

    MAINTAIN STRONG CUSTOMER RELATIONSHIPS TO ANTICIPATE IMPORTANT INDUSTRY
     TRENDS

    A central component of our strategy is to work closely with our customers in their product design stage to understand emerging technologies and applications and develop advanced test and measurement instruments, systems and solutions. We gather information from our customers so that we may design and create new instruments to test emerging technologies as they develop them. For example, as communications networks have been overwhelmed by demand for increased speed and capacity, we have focused our product development on the technologies to enable next-generation, high-speed networks. We provide advanced fiber optic network test instruments and solutions to service providers to maximize the performance and minimize the total cost of ownership of high-speed fiber optic networks. In the cellular communications industry, we are working closely with industry leaders such as Telefonaktiebolaget LM Ericsson, Motorola, Inc. and Nokia Oy to develop testing solutions to support next-generation high-capacity wireless cellular standards. We have also worked closely with Rambus in developing advanced test solutions for high-speed memory devices.

    EXPAND OUR SERVICES AND CONSULTING BUSINESS GLOBALLY

    We believe that the rapid pace of technology innovation and our customers' focus on more efficient uses of their resources have created an opportunity for us to differentiate ourselves from our competitors with our global support and service capabilities. We provide basic support services, such as repair and calibration; systems integration services; training and customer education; and advanced business services, such as design services and consulting. For some of our more complex products, such as our automated test equipment, we provide proactive maintenance and support to ensure maximum reliability and continuous operation. In addition, we believe we provide customers with more flexibility and lower the total cost of ownership with our asset management, financing and pay-per-use programs.

PRODUCTS

    Our test and measurement business designs, develops and manufactures test and design products that range from single-unit electronic measurement devices priced under $1,000 to large scale integrated test solutions priced at $1 million and higher.

    COMMUNICATIONS EQUIPMENT TEST SOLUTIONS

    We provide test solutions for fiber optic, broadband wire-based, radio frequency and microwave communications networks and products.

    FIBER OPTICS. We make products that enable the development, production, installation, verification and maintenance of fiber optic networks. Our products include optical signal and spectrum analysis instruments used by the industry's leading equipment manufacturers to develop and manufacture reliable optical components. We also make products that test dense wavelength division multiplexing systems, a new technology that is used to increase the transmission capacity of optical fibers. Our products also include network analyzers and high-speed bit-error rate testers that measure key transmission properties of high-speed optical and electrical signals. These products are used by network component and equipment manufacturers as well as service providers to test the proper functioning of fiber optic components and networks.

    BROADBAND AND DATA NETWORKS. Our network test equipment is used by service providers to install and maintain connections to the Internet, high-speed data networks, telephone systems and cable television lines. This equipment is also used by network equipment manufacturers to develop and manufacture high- speed network equipment. We market test solutions for high-speed network equipment based on broadband data transmission technologies such as Digital Subscriber Line, Asynchronous Transfer Mode and Integrated Services Digital Network. Our suite of solutions for network equipment based on the Internet Protocol tests quality and service performance of voice and data traffic transmitted over Internet Protocol-based networks. Enterprise network managers, network equipment designers and third-party field network maintenance service providers rely on our Internet Advisor product line for comprehensive diagnostic and problem solving solutions for troubleshooting high-speed local area networks, wide area networks and asynchronous transfer mode networks. Our cable television test equipment is designed to ensure maximum radio frequency and video performance and troubleshooting of components in the cable infrastructure and the connection to the cable subscriber.

    WIRELESS COMMUNICATIONS AND MICROWAVE. In wireless communications, we market our test solutions to manufacturers of cellular handsets and wireless telephone infrastructure. Our radio frequency and microwave test instruments assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems. Examples of our radio frequency and microwave products include network analyzers, spectrum analyzers and signal sources. These products generate and measure electronic communications signals. We have combined several of our instruments into integrated test solutions, such as our single-box testers for cellular handsets that determine the ability of a handset to send and receive signals accurately as well as successfully switch between cellular base stations while traveling. Another example is our integrated solution for testing communication satellite electronics.

    COMMUNICATIONS SERVICE TEST AND MONITORING SOLUTIONS

    Our acceSS7 product is designed to allow major communications service providers that use the communications network protocol Signaling System 7 (SS7) to monitor and analyze their signaling network traffic for network performance and management, fraud management and billing of interconnecting service providers. Similarly, our AccessFiber products and solutions perform fault detection and monitor fiber optic communications networks. Our acceSS7 and AccessFiber products are typically sold as a combination of hardware, software and services. Our Firehunter network management software solution provides performance monitoring, analysis and reporting capabilities for

Internet service providers. Firehunter allows Internet service providers to monitor and analyze network occurrences and helps improve the availability and responsiveness of the network, while reducing the time required to isolate problems. It gives Internet service providers the capability to monitor and measure important service level parameters and thus to offer and meet customer service level agreements. Our NetMetrix local area network probes and software provide local area network management solutions for the enterprise.

    We also market benchtop and handheld measurement devices such as lightwave multimeters, power meters and optical sources. In addition, we market portable test instruments for installation and field service testing and monitoring for many types of communications networks. For example, our portable bit error rate test instruments are used by service providers for transmission performance analysis during installation and for ongoing maintenance.

    ELECTRONICS DESIGN AND MANUFACTURING SOLUTIONS

    GENERAL PURPOSE INSTRUMENTS. General purpose instruments are used by a wide variety of customers across all electronics-related industries. They are used principally by engineers in research and development laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. These products are often the core of an electrical engineer's benchtop equipment. Examples of general purpose instruments include:

    - digitizing oscilloscopes;

    - voltmeters and multimeters;

    - frequency counters;

    - bench and system power supplies; and

    - function generators and waveform synthesizers.

    Our general purpose instruments have been the basic building blocks for many of our more advanced products and solutions.

    MODULAR INSTRUMENTS AND TEST SOFTWARE. Our modular instruments and test software, including instruments incorporating the VXI bus, a standard interface for building test systems using modular components, and modular measurement system software is used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices.

    DATA ACQUISITION DEVICES. Our data acquisition and control products measure physical phenomena, acquire data from sensors and perform digital-to-analog conversion, signal processing and control functions. Data acquisition and control products include digital-to-analog converters that are attached to sensors to measure a wide range of physical data such as temperature, airplane wing strain and vibrations in cars, jet engines and power generation equipment.

    DIGITAL DESIGN PRODUCTS. Our digital design and test products are used primarily by research and development engineers to design, test and remove design defects from digital electronic systems, including microprocessors, computers and computer peripherals. These systems range from simple digital control circuits to complex, high-speed servers incorporating the latest microprocessor technology. Our digital design products include logic analyzers, logic-signal sources and data generators.

    AUTOMATED IN-CIRCUIT TESTING. We believe that we offer the leading family of in-circuit test products, which test printed circuit board assemblies to find defects caused by the manufacturing process. In-circuit testers use a probe fixture which makes electrical contact with the circuit board and provides electrical measurements. These products are used with a suite of proprietary tools for testing printed circuit assemblies where probing may be able to access as little as 50% of the contacts due to very densely packed or very small components. These tools enable our current systems to test up to twice as fast as previous in-circuit test systems.

    AUTOMATED X-RAY INSPECTION. Our leading x-ray inspection products provide a three-dimensional scan of printed circuit board assemblies to identify and isolate quality defects caused by the manufacturing process. Using patented techniques, our products can look through a device to identify structural defects in soldering that are not identified by visual inspection and that may not be detected with in-circuit testing. This technique also eliminates the need for expensive physical probe fixtures.

    AUTOMATED OPTICAL INSPECTION. Our automated optical inspection line of products enables automated visual inspection of printed circuit assemblies. These systems are able to locate, with a high degree of repeatability and reliability, misplaced and misaligned parts, gross solder defects and other process faults without the need for a human inspector.

    INTELLIGENT TEST. In products that demand the highest reliability, like those used in networking and communications, customers will often require that their printed circuit assemblies be tested using a combination of automated test processes. Our AwareTest Software enables customers to design test processes that avoid unnecessary test duplication. For example, an in-circuit test device will receive information about the faults that have already been detected by an x-ray inspection system and not repeat the test of that circuit. AwareTest allows customers to obtain maximum test coverage while decreasing total test time and cost.

    SEMICONDUCTOR AUTOMATED TEST EQUIPMENT

    Our automated test equipment supports the development and manufacture of semiconductor devices. We produce semiconductor test equipment to perform electrical and functional testing of the operation of memory, logic, mixed signal, systems-on-a-chip, and radio frequency integrated circuits. Our parametric test instruments and systems are used to examine semiconductor wafers during the semiconductor manufacturing process. Our semiconductor parametric test systems combine hardware technology with system software. The software can be customized to meet specific application needs to allow faster verification of the accuracy of the manufacturing process of a silicon wafer and wafer quality through its first electrical test. Our product development efforts are targeted at leading edge technologies, such as systems-on-a-chip and high-speed memory products.

    Our semiconductor test products test a variety of different circuit types. These devices are usually tested after final assembly, but the testing of some devices is most effective immediately after the production of the silicon wafer, when the wafers are sorted. We believe we are the industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are critical for use in digital cameras, cellular phones, personal digital assistants and storage of portable digital audio files. Our flash memory test products can test as many as 16 devices in parallel, greatly improving test throughput for our customers.

    In the final test area, we are exploiting our successful logic and mixed signal semiconductor test offerings into two market areas. Based on our high performance logic technology, we have recently developed and begun shipping an accurate, high-speed test system, initially focused on Direct Rambus dynamic random access memory chip testing. The Rambus architecture addresses performance limitations in other random access memory chips by moving data quickly in and out of memory. Rambus-designed memory has been used in products such as video games for several years. Our Rambus memory testers will initially test 16 devices in parallel. In the year 2000, we expect to offer the ability to test 32 devices in parallel, which we believe will result in an extremely competitive cost of test.

    Our test equipment for the system-on-a-chip market is based on our newest generation logic and mixed signal product platform. This platform is designed to span the wide range of price, performance and functionality that the system-on-a-chip market will require. Also, we produce a radio frequency integrated circuit test system that we believe has established a leadership position in the wireless device market.

    HIGH-FREQUENCY ELECTRONIC DESIGN TOOLS

    Our high-frequency electronic design automation software tools are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our technology is the first in the industry to allow the simulation of complete communication product design in a single environment. According to Dataquest, we are the leader in the market for high-frequency computer aided engineering software.

CUSTOMERS

    We market our test and measurement solutions to customers across a broad array of industries. Several of our customers purchase products across several of our major product lines for their different business units.

    A representative list of the customers of our test and measurement business follows:


Alcatel Alsthom                       Intel Corporation                     Qualcomm, Inc.
AT&T                                  LG Group                              Samsung Electronics Co., Ltd.
Bell Canada Enterprises, Inc.         Lockheed Martin Corporation           Siemens
(Nortel Networks Corporation)         Lucent                                Solectron Corporation
The Boeing Company                    Matsushita Electric Industrial Co.,   Sprint
                                      Ltd.
Ericsson                              Mitsubishi Electronics                THOMSON Multimedia, S.A.
                                      America, Inc.
Fujitsu Limited                       Motorola                              Toshiba Corporation
General Electric                      NEC Corporation                       Tyco International Ltd.
General Motors Corporation            Nippon Telephone & Telegraph          United States Air Force
Hitachi, Ltd.                         Corporation                           U S WEST, Inc.
IBM                                   Nokia

SALES, MARKETING AND SUPPORT

    We have a focused sales strategy to strengthen customer satisfaction. Our worldwide sales and support teams are key elements of this strategy. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment and systems. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our communications monitoring systems and our automated test equipment, where customers require intensive strategic consultation. Our sales force also specifically targets the contract manufacturer market by collaborating with original equipment manufacturers to specify that our test equipment be used by contract manufacturers, as well as marketing to contract manufacturers directly.

    Our direct sales force consists of field engineers and systems engineers who often hold advanced degrees and who have in-depth knowledge of the customers' business and technology needs. Some of our field engineers are account managers for our large accounts, and enhance our understanding of the future needs of these customers. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions. We have more than 3,000 sales, service and support engineers located throughout the world. In support of our selling efforts, we have regional sales and customer support centers in Hong Kong, the Netherlands and the United States. We believe that the scale and global presence of our direct sales force are an important competitive advantage. We also use value-added resellers to address specific market segments.

    We sell our less complex products through a combination of our direct sales force, distributors, mail order, telephone and electronic commerce, utilizing our extensive catalogs. In many cases, initial sales of our products may be made by our direct sales force, with follow-up sales of the products through one of our alternative sales channels.

    We have a support organization dedicated to delivering a full range of services to our customers, including:

    - instrument repair and calibration;

    - proactive support to ensure continuous productivity of our semiconductor and electronics manufacturing test equipment;

    - application and process consulting;

    - solution development and product integration;

    - customer education;

    - system integration; and

    - software support.

    We offer these services worldwide through an integrated team of support engineers. We also provide support services over the Internet and through call centers.

MANUFACTURING

    We concentrate our test and measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheetmetal fabrication, metal die casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies, such as x-ray tubes and high-frequency integrated circuits and devices, in our own foundries for competitive advantage.

    We have approximately 2.5 million square feet of manufacturing space worldwide dedicated to our test and measurement business.

COMPETITION

    The market for test and measurement equipment is highly competitive, and we expect this competition to increase. We believe that the principal factors of competition are:

    - speed, accuracy and cost of test;

    - breadth of product offerings;

    - scalability and flexibility of products;

    - ease of product use;

    - ability to upgrade product platform;

    - time to market of new technologies;

    - adherence to industry standards;

    - ability to support emerging industry protocols; and

    - ability to provide localized service and support on a worldwide basis.

    We believe we compete favorably with respect to each of these factors and have gained significant market share in many of our targeted markets as a result. We believe our success has been driven by technology leadership, our ability to generate customer loyalty and our track record at anticipating market trends.

    Our test and measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In communications test, our primary competitors are Anritsu, IFR Systems, Inc./Marconi Communications Ltd., Network Associates, Inc., Rhode & Schwartz, Tektronix, Inc. and Wandel & Goltermann Technologies, Inc./Wavetek Corporation, as well as INET Technologies, Inc. and Micromuse Inc. in the communications network monitoring market. In the semiconductor test market, we compete primarily against Advantest Corporation, Schlumberger Limited and Teradyne. In the printed circuit board test market, a segment of the electronics manufacturing market, we compete against GenRad, Inc. and Teradyne. In the general purpose electronic test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix. Some of our competitors may have a strategic advantage based on geographic location that could make it difficult for us to compete in those markets. In addition to our larger competitors, we also face competition from start-up companies with newer technologies or products based on next-generation industry protocols, particularly in communications test. Any of these start-up or other emerging competitors, as well as our existing competitors, may develop technologies that more effectively address our targeted markets at a lower cost. In addition, these small competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

SEMICONDUCTOR PRODUCTS

    Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications infrastructure, computing devices and mobile information appliances. We design, develop and manufacture:

    - fiber-optic communication devices, components and assemblies;

    - integrated circuits for high-speed local area networks;

    - integrated circuits and board-level solutions for storage area networks;

    - discrete devices and integrated circuits for microwave and radio frequency mobile wireless devices and infrastructure;

    - infrared components used for short-range communication between portable and stationary devices;

    - ASICs for workstations, servers and laser and inkjet printers;

    - LEDs for electronic image and information display; and

    - semiconductors for image capture.

    We believe we are the leading provider of:

    - fiber optic communications transceiver (transmitter/receiver) modules used for high speed data transmission;

    - integrated circuits for storage area networks based on the Fibre Channel protocol, a protocol for communications among storage area networks;

    - infrared components;

    - optoelectronic components and displays; and

    - ASICs to Hewlett-Packard for its workstations, servers and printers.

    In total, we produce more than 9,000 products for high-speed networking, mobile communications and computing devices worldwide. As of October 31, 1999, our semiconductor products business had approximately 10,100 employees worldwide. We have eleven major design centers and eight manufacturing sites around the world. Our semiconductor products business generated revenue of $1.7 billion in fiscal year 1999 and $1.6 billion in fiscal year 1998.

MARKETS

    Our semiconductor products business serves two primary markets: communications and computing.

    COMMUNICATIONS

    HIGH-SPEED NETWORKING. The advent of the Internet as a communications medium has dramatically increased business and consumer demand for high-speed, reliable access to data and, as a result, has placed considerable stress on existing communications networks. In data communications, speed is measured in the number of bits of data per second that can be transmitted across the network.

    As the volume of data transferred over networks grows, users are becoming increasingly frustrated with the low performance of the existing communications infrastructure, which was originally designed for lower speed analog transmission rather than high-speed digital transmission. This infrastructure consists primarily of copper wiring, which was originally intended for analog voice transmission. Copper wiring is highly susceptible to noise and interference, making accurate transmission of data at high speeds difficult.

    Fiber optic cables, which carry information in the form of pulses of light produced by light-emitting diodes or lasers, can carry very large amounts of data in a small space and are immune to electrical and magnetic interference. Because fiber optic cables are not susceptible to interference, they can minimize error in data transmission and prevent the crossing of telephone conversations between lines. Fiber optic cables can also provide enhanced security compared to copper wiring, since intercepting communications on a fiber optic line without detection is difficult. Because of these benefits, telecommunications service providers have historically used fiber-optic cables for their ultra-long-distance, typically undersea, communications infrastructure. For a number of years, fiber-optic cables have also been the method of choice for long-distance, high-volume voice and data, and have more recently been increasingly used in local area networks, in place of traditional copper wires, for higher-speed and more reliable data communication.

    We are a major supplier of fiber optic transceivers, which convert digital data into light signals for transmission, and convert light signals back into digital form on the receiving end of the communication. We market fiber optic transceivers for both short-range, local area network applications and long-range, wide area network applications to major telecommunications and data networking equipment vendors such as Alcatel, Cisco Systems, Inc., Lucent and Nortel. In addition, we supply high reliability solid-state lasers to major telecommunications companies for high-reliability, ultra-long-distance applications. We are also a major supplier of physical layer integrated circuits for high-speed networking applications, which prepare data for transmission across fiber networks.

    STORAGE AREA NETWORKING. As the volume of data that is being transmitted, processed and stored in networked environments has increased, the market for storage area network equipment, which connects computers and storage devices, has grown dramatically. The increase in data transmission speeds across networks has created a demand for high-speed and high-performance storage-to-server and server-to-server connectivity. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, was developed to meet this growing demand. Fibre Channel supports the transfer of large amounts of data within storage area networks at speeds of one gigabit per second and greater and provides high transmission reliability. We supply a broad range of integrated circuits, fiber optic components and systems to manufacturers of storage area network systems utilizing the Fibre Channel protocol, such as Data General Corporation, EMC Corporation, Hitachi and NEC.

    WIRELESS COMMUNICATIONS. Worldwide subscriber growth for wireless communications has been increasing rapidly in recent years. The Strategis Group anticipates that the worldwide market for cellular services will increase to approximately 650 million subscribers by 2002 from approximately 300 million subscribers in 1998. We supply a wide range of radio frequency and microwave integrated circuits and devices to mobile telephone manufacturers and vendors of equipment for the mobile telephone infrastructure to meet this increasing demand. We supply infrared and radio frequency devices and modules for short-range, point-to-point wireless communications to manufacturers of computers, printers and consumer electronics products, such as mobile telephones, digital cameras, personal digital assistants and pagers.

    COMPUTING

    We are the largest supplier to Hewlett-Packard of ASICs for printers, workstations and servers. ASICs are semiconductors that are designed for a unique, customer-specified application and typically replace a number of discrete components resulting in improved performance, lower cost and high reliability.

STRATEGY

    To service the needs of our customers in the communications and computer industries, the semiconductor products business pursues the following strategies:

    APPLY OUR BROAD TECHNOLOGY BASE TO CAPTURE DEMAND FOR HIGHER-SPEED AND
     MOBILE DATA TRANSMISSION

    We have established leadership positions in the design and development of semiconductors used in fiber optic communications and infrared technology. Building on this leadership and our broad technology base, we continue to invest in designing and marketing semiconductor products to address the growing demand for higher-speed, higher-capacity connections and mobile communications. In particular, we are focused on developing devices that enable data transmission speeds of one gigabit per second or greater to address the increasing demand for high speed networking. We currently produce integrated circuits for the most prevalent mobile communications standards, and we believe we are well positioned to benefit from the increased demand for these products.

    CONTINUE TO BE HEWLETT-PACKARD'S LEADING SUPPLIER OF ASICS

    Key elements of our remaining a leading supplier of ASICs to Hewlett-Packard for use in its printers, workstations and servers have been:

    - our development, external sourcing and application of intellectual property;

    - our ability to meet competitive pricing and performance requirements; and

    - our dedicated sales force and co-location of design personnel with major Hewlett-Packard businesses.

    To maintain this position, we will continue to pursue our intellectual property strategy through both internal development and acquisitions, and apply this intellectual property strategically to our products. In addition, to remain competitive, we are focused on reducing the costs and improving the performance of the ASICs we provide to Hewlett-Packard by pursuing higher levels of device integration and employing advanced process technology. We also intend to increase sales of ASICs to purchasers other than Hewlett-Packard, in areas other than workstations, servers and printers, particularly in the networking area.

    TAKE ADVANTAGE OF TECHNOLOGY PARTNERSHIPS

    To maintain technology leadership in a cost-effective manner, we have formed several strategic technology partnerships. We intend to continue to enter into strategic technology partnerships to gain access to intellectual property and advanced semiconductor manufacturing process technology. For example, through our joint venture with Chartered Semiconductor Manufacturing, Ltd. and the joint venture's technology sharing arrangements with Motorola, we obtain access to advanced semiconductor process technology and volume production capacity while reducing capital outlays and design process costs.

PRODUCTS

    Our major product areas include:

    FIBER OPTICS

    Our fiber optic transceiver products address all segments of the market for high-speed optical communications, including local area networking, wide area networking, long-distance networks and custom-built, proprietary network solutions. We market optical transceivers, transmitters and receivers for high-speed local area network applications from 10 megabits per second to one gigabit per second and higher, and wide area network applications at up to 2.5 gigabits per second. We also produce solid-state lasers, which are used for high-reliability undersea transmission by major communications companies, such as intercontinental communications.

    HIGH-SPEED NETWORK INPUT-OUTPUT CIRCUITS

    We market integrated circuits and solutions for high-speed input-output devices, focusing on the high-speed networking and storage area networking markets. We produce physical layer integrated circuits for high speed network switches and routers, devices that direct network traffic. We are also the industry leader in Fibre Channel protocol-based integrated circuits for storage area networks. We also produce subsystems for storage area networks.

    RADIO FREQUENCY AND MICROWAVE COMMUNICATIONS DEVICES

    We produce a broad family of radio frequency and microwave communications products, primarily integrated circuits for wireless communications products and infrastructure. Our products include integrated circuits, individual transistors and diodes and amplifiers used in higher speed and higher frequency applications. These products are focused on applications in a broad variety of wireless communications standards, including Cellular and Personal Communications Systems based on Code Division Multiple Access and Global Systems for Mobile Communications. We offer products for both cellular base stations and handsets.

    INFRARED EMITTERS, DETECTORS AND TRANSCEIVER MODULES

    We produce a full line of infrared products that enable short range, point-to-point wireless communication between portable and stationary devices. Examples of these portable devices include notebook personal computers, cellular phones, personal digital assistants and digital cameras. Our infrared products utilize our strength in high-speed communication design and our expertise in optics and are used in a substantial portion of the notebook computers and laser printers produced today.

    ASICS

    Through a competitive process, we have been the primary supplier to Hewlett-Packard of ASICs for Hewlett-Packard's printers. In addition, we provide graphics chips, core electronics chipsets that surround central processing units and microprocessors for Hewlett-Packard's workstations and servers. However, we expect shipments of microprocessors to Hewlett-Packard to be substantially reduced before the end of 2000. The terms of our license limit our use of Hewlett-Packard's intellectual property for the sale of integrated circuits in printing devices, printer supplies, components and accessories, document scanners and some computing devices for a period of three years in some cases and 10 years in other cases.

    OPTICAL IMAGE SENSORS AND OPTICAL POSITION SENSORS

    We have recently begun applying our capabilities in optoelectronics and integrated circuit design to image and position sensors. Our sensor products include color and monochrome still and video camera image capture solutions and intelligent optical sensors. Our focus in this area is to enable pervasive imaging through low-cost digital image sensors for use on a stand-alone basis or embedded within personal computers, laptops, peripherals, cellular telephones and affordable digital cameras.

    We also produce optical position motion control products used primarily for motion control in printers and small motors that require precise control. These optical position sensors are used to locate the printing device in an inkjet printer. In addition, our optical image sensors are being used as the sensing system in a new generation of computer mice.

    LEDS AND OPTOCOUPLERS

    We manufacture and sell a broad range of LEDs, alphanumeric displays and optocouplers. LEDs are semiconductor devices that emit light when an electrical signal is applied. LEDs and alphanumeric displays are primarily used as status indicators, back-lighting for panels or switches and information in consumer, home office and industrial applications. Typical applications include status indicators on computers, fax and other office equipment, display panels and indicators for audio and video equipment, and as indicators and displays on industrial grade electronic equipment. Optocoupler products are devices that provide both electrical insulation, for protection, and signal isolation, to prevent distortion of data, between differing electrical environments. Typical applications for these products include industrial automation, electrical motor control and data communications interface isolation.

    LIGHTING JOINT VENTURE

    In November 1999, we extended our existing joint venture with Philips relating to the design and production of LEDs. The joint venture was expanded to take advantage of our technology and manufacturing strength in high-brightness color LEDs, and Philips' strength in developing, manufacturing and selling innovative lighting products and systems. Under the terms of the new agreement, the global joint venture will develop, manufacture and sell LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination, and white LEDs for both indoor and outdoor applications. We equally own the joint venture with Philips, which involves approximately 1,000 employees located in California, Malaysia and the Netherlands.

COMPETITION

    The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends upon a number of factors, including:

    - product reliability and performance in operation;

    - price;

    - power consumption;

    - compliance with standards;

    - product size and integration; and

    - time to market.

    We believe that we compete favorably on the basis of these factors. In the fiber-optic products market, our principal competitors are Tyco, Lucent and Siemens. In the market for high-speed network components, our principal competitors are Emulex Corporation, LSI Logic Corporation, QLogic Corporation and Vitesse Semiconductor Corporation. Our principal competitors in wireless communications are Motorola, NEC and Siemens. In the market for infrared products, our principal competitors are Vishay Intertechnology, Inc. and IBM. We compete with companies including LSI, IBM, Mitsubishi, Motorola and NEC in the production of integrated circuits. Principal competitors in our LED businesses include Lite-on, Inc., Stanley Electronic Co., Ltd., Siemens and Toshiba.

CUSTOMERS

    We sell to a broad array of customers in the communications and computing industries. We sell to original equipment manufacturers directly, as well as contract manufacturers including Celestica, Inc., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron. Our top customers by product line, including customers purchasing through contract manufacturers and distributors, include the following:

                                            HIGH-SPEED
FIBER OPTICS                           NETWORKING COMPONENTS                    WIRELESS
------------                       -----------------------------      -----------------------------
Alcatel                            Cisco                              Alcatel
Allied Telesyn International       Compaq Computer Corporation        Ericsson
  Corp
Cabletron Systems, Inc.            Data General                       LG Group
Cisco                              EMC                                Lucent
FORE Systems, Inc.                 Hewlett-Packard                    Motorola
IBM                                Hitachi                            Nokia
Lucent                             IBM                                Nortel
Motorola                           Interphase Corporation             Qualcomm
Nortel                             NEC                                Samsung
Tellabs, Inc.                      3Com                               Siemens
3Com Corporation
Tyco

    In addition, through sales of ASICs, storage area networking components, motion-control products and microprocessors, Hewlett-Packard accounted for approximately 37% of our semiconductor products revenue in fiscal year 1999, and approximately 34% in fiscal years 1998 and 1997. We have begun marketing our imaging products to companies such as Microsoft Corporation and Logitech International S.A.

SALES, MARKETING AND SUPPORT

    Our sales organization consists of 375 professionals. Our sales organization is divided into four groups, with responsibilities for large, global accounts and three regional areas: the Americas, Europe and Asia Pacific. We also have a direct sales team that has several years of experience in servicing our customer relationship with Hewlett-Packard. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer's organization. In addition to our direct sales force, we generate approximately 25% of our revenue through our relationships with key electronic distributors, such as Arrow Electronics, Inc. and Avnet, Inc. on a worldwide basis, EBV Electronik GmbH/Wyle Electronics in Europe and North America, Future Electronics, Inc. in Europe and North America, and Ryoyo Electro Singapore PTE, Ltd. and Tokyo Electric Power Company in Japan. We have also recently focused a sales effort to major contract manufacturers such as Celestica, Jabil, SCI and Solectron. Our total sales effort reaches 45 countries through 200 distribution locations.

    In support of our selling effort, we also have regional sales and customer support centers in Germany, Hong Kong, Japan, Singapore, the United Kingdom and the United States. These regional centers are responsible for sales support, product presentations, developing new services and business opportunities, and meeting the demands of our customers for localized aftermarket support. We also provide a broad range of products and applications-related information to customers and channel partners via the Internet.

MANUFACTURING

    Our semiconductor products business has a total of eight manufacturing sites located in California and Colorado in the United States, as well as Malaysia, Singapore and the United Kingdom. The sites together have usable manufacturing space of over 897,000 square feet and, as of October 31, 1999, approximately 7,900 employees devoted strictly to manufacturing. The majority of our silicon and gallium arsenide wafer fabrication is done in the United States and Singapore, while our assembly and test operations are in Malaysia, Singapore and the United Kingdom. In addition to these facilities, we utilize a network of contract manufacturers throughout Asia for semiconductor fabrication and test.

    Our manufacturing strategy has been to outsource more mature technologies while using our in-house manufacturing fabrication, assembly and test capabilities to develop new, leading edge-products. In addition, through our relationship with Chartered Semiconductor Manufacturing and with Chartered Silicon Partners, we have access to an assured source of silicon wafers for our integrated circuit designs at favorable prices. Chartered Semiconductor Manufacturing provides us with access to Motorola's fabrication process developments through licensing arrangements with Motorola.

    Our production facilities have developed several quality-management processes designed to increase productivity. We have developed proprietary automated test systems, particularly in optical, light-emitting diode and microwave.

HEALTHCARE SOLUTIONS

    Our healthcare solutions business is a worldwide leader in electro-medical clinical measurement and diagnostic solutions. Our products and systems enable medical professionals to gather and analyze information in hospital intensive care units and emergency rooms, outpatient clinics, doctors' offices, patients' homes and other settings. Our products and services include patient monitoring systems, imaging systems, external defibrillators, cardiology products and related professional services and support, each aimed at helping our customers improve the quality of patient care while decreasing their costs. We hold leading market share with our patient monitoring and associated clinical information-management systems for critical care and cardiovascular ultrasound imaging systems.

    We market our products to professionals and institutions in more than 100 countries. We have sales offices in 33 countries and manufacturing sites in Massachusetts and Washington in the United States, China and Germany. As of October 31, 1999, the healthcare solutions business had approximately 4,700 employees worldwide. Our healthcare solutions business generated revenue of $1.5 billion in fiscal year 1999 and $1.3 billion in fiscal year 1998.

MARKETS

    The principal markets in which we participate are patient monitoring, ultrasound imaging and external defibrillator and cardiology products.

    PATIENT MONITORING

    Patient monitoring systems continuously assess a patient's vital signs, such as heart rate, blood pressure and respiration rates, to enable very rapid decision making in emergency and critical care environments. Our patient monitoring systems are used in three major market segments: critical care, anesthesia care and neonatal care. According to Frost & Sullivan, the worldwide market for multi-functional patient monitoring equipment totaled $5.3 billion in 1997, growing at a compound annual rate of 8.7% from 1994 to 1997. This market is forecasted to grow at a compound annual rate of 11.5% from 1998 to 2003.

    Patient monitoring equipment and services are also used in non-critical care environments. As providers seek to reduce costs, patient care is often being delivered in non-critical care environments. Many patients who previously would have remained in the intensive-care unit are being moved to non-critical care areas, where portable monitors and remote measurement systems are used. These non-critical care areas, which include non-intensive-care areas of hospitals, outpatient care facilities and patients' homes, are expected to provide significant growth opportunities for patient monitoring markets in the future. Frost & Sullivan expects the market for lower cost and portable monitoring equipment to grow from $675 million in 1998 to $1.3 billion by the year 2004, a 11.3% compound annual growth rate.

    ULTRASOUND IMAGING

    Ultrasound imaging systems enable medical professionals to view multiple parts of the human anatomy with high-resolution images that are produced non-invasively from sound waves. The ultrasound imaging equipment market includes cardiovascular, radiology, obstetrical and general imaging equipment. Frost & Sullivan estimates that the worldwide market for ultrasound imaging equipment was $2.5 billion in 1998 and grew at a compound annual rate of 5.1% from 1996 to 1998. Frost & Sullivan forecasts the overall market to grow at a compound annual rate of 6.7% over the next five years. Within ultrasound imaging, our principal targeted market is cardiology ultrasound imaging.
Frost & Sullivan estimates that the global market for cardiology ultrasound imaging equipment was approximately $768 million in 1998 and grew at a compound annual rate of 5.5% from 1996 to 1998. In line with the overall ultrasound market, Frost & Sullivan forecasts the cardiovascular imaging segment to grow at an annual rate of approximately 6.8% over the next five years.

    CARDIOLOGY PRODUCTS

    Our cardiology products business includes external defibrillators, electrocardiographs and related information systems. External defibrillators are devices that deliver an electrical shock designed to restart the heart of victims of sudden cardiac arrest. Theta Corporation estimates the worldwide external defibrillator market was approximately $425 million for 1998 and forecasts a compound annual growth of 8% for the years 1998 through 2000. The fastest-growing segment of the defibrillator market is the out-of-hospital segment, which is expected to grow, on average, more than 35% annually for the next three years, according to Frost & Sullivan. Each year in the United States, sudden cardiac arrest strikes approximately 350,000 people, of whom less than 5% survive, largely because defibrillators do not reach victims in time. In 1997, the American Heart Association called for the broad deployment of automatic external defibrillators in public places where large groups of people gather and estimated that broader public access to defibrillators could save an additional 20,000 lives each year in the United States.

    We also sell electrocardiography equipment, which measures and displays information about the electrical activity of the heart. Frost & Sullivan estimates that the total worldwide electrocardiography equipment market was approximately $200 million in 1998 and grew at a compound annual growth rate of approximately 2.3% from 1991 to 1998. This market is expected to grow at an annual rate of 3.0% over the next three years.

STRATEGY

    Our healthcare solutions business focuses on creating and delivering new products and services for the healthcare market, establishing and maintaining a strong reputation with our customers and developing effective strategic partnerships by pursuing the following strategies:

    BRING NEW TECHNOLOGIES AND APPLICATIONS TO TARGETED MARKETS

    We have established leadership positions in the patient monitoring, ultrasound and cardiology markets. We believe we can expand our market opportunity by moving into new areas of these markets, increasing the market penetration of our existing products and services and delivering new products that offer higher performance at lower prices. In particular, we aim to bring new technologies to the patient monitoring and imaging markets and expand our coverage in developed countries by delivering cost-effective diagnostic and therapeutic tools. We are also focused on developing new, low-cost applications of our existing products to expand our presence in smaller hospitals and less-developed countries.

    TARGET MEDICAL CARE BEYOND THE HOSPITAL

    We believe that an increasing proportion of healthcare is being delivered outside of the hospital in clinics, surgical centers and doctors' offices, as well as in the workplace and homes. According to data from the National Center for Health Statistics, the average length of stay at hospitals has declined 17.6% from 1990 to 1996. By contrast, outpatient visits increased 37% between 1990 and 1996. This growth in outpatient services has increased demand for products that can enable nurses, other clinicians and nonmedical professionals to provide care outside of the hospital. In 1998, we acquired Heartstream, a market leader in automatic external defibrillators which enable nonmedical professionals to deliver defibrillation in settings outside the hospital. Through internal development efforts, we are also delivering cost-effective diagnostic and therapeutic tools, which can decrease the cost of diagnosing and monitoring patients. These tools are targeted at smaller hospitals, mobile clinics and private offices.

    INCREASE PRESENCE IN EMERGING SYSTEMS WORLDWIDE

    We believe an opportunity exists in emerging countries with underdeveloped healthcare systems and infrastructure. We believe the large and growing populations of these countries will fuel demand for cost-efficient medical products and services. In order to capitalize on this opportunity, we plan to expand our global presence by continuing to invest in the development of low-cost, reliable, high-utility, diagnostic, monitoring and therapy instruments designed to be easily supported in rural areas. We also work with international financial organizations, such as the World Bank, to arrange secured financing services for our customers in these regions.

    TAKE ADVANTAGE OF THE RAPID ADOPTION OF INFORMATION TECHNOLOGY, THE INTERNET
     AND INDUSTRY STANDARDS

    The rapid growth of the Internet is fueling the adoption of Internet-based healthcare services, medical care by telephone and online self-care. According to Cyber Dialogue, by the year 2000 an estimated 30 million Americans will use the Internet to learn about options for treatment, self-care and prevention. To take advantage of this accelerating trend, we are working with medical professionals to deploy Internet-based communication systems that link medical professionals and patients. For example, our CodeRunner Web product allows healthcare professionals to review a summary of cardiac resuscitation efforts to ensure that approved procedures were followed in an emergency situation.

    Increasingly, our customers are demanding clinical diagnostic information systems based on open standards for easier and more cost-effective access to medical data. To proactively participate in the definition of new industry standards and ensure compliance of our products and technologies, we are currently leading several industry-wide efforts to create and promulgate standards for communication and interoperability among disparate healthcare systems.

    DEVELOP POINT-OF-CARE TECHNOLOGIES

    Point-of-care diagnostic products consist of blood-and-tissue analysis systems that provide immediate or continuous diagnostic results at the patient's bedside. These systems include portable, microprocessor-based analyzers that employ single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure. These biochemistry-based devices provide accurate and reliable blood test results more quickly, cost-effectively and simply than most advanced clinical laboratory equipment. We believe market acceptance of point-of-care diagnostics is increasing. In 1995, we entered into an agreement with i-STAT Corporation to enter the point-of-care testing marketplace with critical blood parameters. In 1999, we entered into a worldwide agreement with Diametrics Medical Incorporated in order to provide both continuous and intermittent blood monitoring capabilities. These companies' biochemical sensors, when integrated into our monitoring platforms, enable time-sensitive measurements to be made quickly and accurately at a patient's bedside for faster diagnosis and therapeutic intervention. We intend to continue to enhance our patient monitoring capabilities by developing alliances with other companies.

    FOCUS ON THE MANAGEMENT AND TREATMENT OF CHRONIC ILLNESSES

    Our products and solutions primarily address the need for the diagnosis and treatment of non-critical illnesses in a clinical setting. We believe healthcare expenditures are shifting from acute care in the hospital to ongoing care or treatment of long-standing conditions, as a result of the dramatic growth in the elderly population and advances in life-extending medical therapies and technologies. Therefore, we have recently begun to pursue opportunities focused on the ongoing management and treatment of chronic illnesses. We introduced our first product to address the chronic care market, our remote measurement solution, in late 1999. It is our intention that this solution will assist clinicians in successfully managing congestive heart failure patients at home. Studies show that this type of disease management program increases patient comfort while avoiding costly hospital emergency visits.

PRODUCTS

    Our products and services include patient monitoring, imaging systems, cardiology products and related professional services.

    PATIENT MONITORING

    According to a 1998 study by Frost & Sullivan, we maintain a leadership position in the market for patient monitoring and related information management systems. Our products range from critical-care bedside monitors, fetal monitoring and remote-measurement systems to central station monitors, associated clinical decision support systems and critical-care information-management systems. Our clinical decision support and critical-care information-management systems are scalable based on department protocols, severity of patient condition and workflow requirements. Our solutions range from basic surveillance and centralized alarms to very large system configurations that provide comprehensive patient information-management support.

    We have supplied over 170,000 units worldwide of our modular Viridia Component Monitoring System family of patient monitors. The Viridia CMS monitors support more than 20 different kinds of clinical measurements in critical care, anesthesia and perinatal care. Our Viridia Information Center is one of the industry's most advanced real-time, patient data analysis and surveillance solutions offering data at a central station. It enables clinicians to provide more effective care through the analysis, integration and management of patient information. The Viridia Information Center integrates the data management and review capabilities of a clinical workstation with the features of a central monitor for increased productivity and improved quality of care. Our CareVue clinical information system, deployed at the point of care, captures, stores and makes available data that can be configured for comprehensive reports. CareVue enables multiple caregivers to analyze patient data in order to improve outcomes, analyze care protocols and perform research and continuous quality improvements.

    We have established a number of strategic relationships to provide us with certain clinical applications to be used with our existing products and products under development, including our agreements with Diametrics Medical and i-STAT Corporation in point-of-care blood chemistry. Continuous and intermittent monitoring sensors provided by these partners, when integrated into our monitoring platforms, enable these time-sensitive measurements to be made quickly and accurately at a patient's bedside for faster diagnosis and therapeutic intervention.

    ULTRASOUND IMAGING

    We have a broad range of ultrasound imaging products, which are used by doctors and technicians in cardiology, radiology, obstetrics, vascular, emergency and operating departments to diagnose non-invasively a range of diseases and abnormalities throughout the body. Our U.S. cardiac-ultrasound business was ranked number one in the industry for overall quality of service and support by International Marketing Ventures in 1998 for the fourth year in a row. We offer three major ultrasound platforms: SONOS 5500, SONOS 4500 and ImagePoint Hx. SONOS 5500 is a premium performance cardiovascular ultrasound system used for both research and clinical applications, while SONOS 4500 is a high-performance cardiovascular ultrasound system used primarily in the clinical environment. ImagePoint Hx is a multispecialty product used in a broad range of ultrasound applications to address the broad needs of physicians working in smaller hospitals, mobile clinics and offices.

    Our technology differentiates our ultrasound products from products of competitors. A key component of ultrasound products is the transducer, a complex electro-mechanical device that transmits sound waves into the body and converts the returning echoes into electrical signals, providing for the display of high quality images of human anatomy. We believe our proprietary transducers provide the widest bandwidth, or range of soundwave frequencies, in the industry, enabling the ultrasound system to optimize image detail and penetration without making the operator switch transducers. Another key technology in ultrasound products, signal processing, takes the electrical signals from the transducers and converts them into a high quality image. An example is our proprietary Acoustic Quantification, which automatically measures critical characteristics of the beating heart, eliminating time-consuming manual measurements. Our expertise in signal processing has also led to the development of proprietary ASICs, which have enabled us to provide ultrasound imaging equipment with enhanced performance for the same or lower cost.

    To address the information-management needs of our ultrasound customers, we have developed EnConcert, which consists of a series of software applications running on personal computer hardware. EnConcert allows clinicians to review, measure, manage and archive images, reports and patient data related to their ultrasound exams. These tools improve doctors' efficiency and allow them to communicate exam results more rapidly to their colleagues.

    CARDIOLOGY PRODUCTS

    We develop and manufacture external defibrillators, electrocardiographs and electrocardiogram information management systems. An external defibrillator is a device that delivers an electrical charge that can restart a person's heart in sudden cardiac arrest or restore a heart's correct rhythm in cases of irregular heartbeat. An electrocardiograph is a diagnostic tool that measures and displays the characteristics of the heart's electrical activity. An electrocardiogram management system allows for the digital storage, review and retrieval of electrocardiograms.

    We produce both manual and automatic external defibrillators. Manual defibrillators are used by highly trained medical personnel, primarily in hospitals and paramedic units. We believe our CodeMaster manual defibrillator product line is one of the most extensive in the industry. Our products are designed for both hospital and out-of-hospital use and are recognized as having the fastest charge time in the industry. In addition to their reliability and ease of use, our defibrillation products record the patient data monitored, and action taken by the caregiver, for review by an emergency medical director or other responsible parties, to enable monitoring of caregiver performance and product effectiveness. We also have the industry's first pre-hospital product with predictive software that provides information used to accelerate assessment and triage of patients with chest pains so that appropriate therapy can begin promptly.

    Automatic external defibrillators are portable defibrillators that are used by nonmedical professionals to deliver on-site defibrillation following a cardiac event. Given the relatively low cost and ease of use, these systems are well suited for deployment in places where people congregate. Purchasers of our ForeRunner automatic external defibrillators include American Airlines, Inc., Delta Air Lines, Inc., United Air Lines, Inc., Chicago O'Hare International Airport, Hilton Gaming Corporation and Sundance Ski Resort. The ForeRunner's competitive advantage is based upon its unique, proprietary, low-energy biphasic waveform. A biphasic waveform is a form of energy where the electrical current is reversed midway through the pulse. We believe this technology enables the ForeRunner to be lighter, less costly, safer, more reliable and the smallest external defibrillator in the market.

    Our electrocardiographs monitor the characteristics of the heart's electrical activity to enable cardiology professionals to provide accurate diagnoses and deliver care for cardiac patients. Our electrocardiogram information management systems allow cardiologists in institutions where large numbers of electrocardiograms are taken each day to automate the flow of information efficiently and generate accurate diagnostic reports for referring physicians. This system is based on industry standard computing platforms and also provides for remote connectivity and information access using standard Internet software.

    We have also established strategic alliances for our cardiology products business. For example, we have an agreement with Dr. Harry P. Selker, Chief of the Division of Clinical Research at the New England Medical Center, to jointly develop predictive instruments to help accelerate the assessment and triage of patients who may be having a cardiac event. Dr. Selker provides us with clinical and technical input and product evaluation by clinical trial, while we provide software and hardware engineering and development. We also have an agreement with Zymed, Inc. in electrocardiograms. Zymed's 'EASI 12-lead' technology, when integrated into our monitoring platforms, provides the ability to more quickly and easily acquire, process and transmit a derived 12-lead electrocardiogram using five electrodes instead of the customary 10 used today in the critical care setting.

CUSTOMERS

    We provide products and services to a broad range of customers in the industry. Within the last 12 months, 91% of the largest 2,000 hospitals in the United States purchased our equipment and/or services. Outpatient clinics, doctors' offices and public facilities, travel companies and entertainment providers are also a growing part of our customer base.

    A representative list of customers of our healthcare solutions business follows:


Adventist Health System--Sunbelt    Kaiser Foundation Hospitals      Scripps Memorial Health
Advocate Health Care                Lahey Hitchcock Clinic           System
Baptist Health System of South      Mayo Foundation                  Sisters of Providence (WA)
Florida                             Memorial Healthcare Systems      St. John's Health System
Boston Medical Center               Nebraska Methodist Health        St. Joseph Health System (CA)
Catholic Healthcare West            System                           Stanford Healthcare Services
Columbia/HCA Healthcare             The Methodist Hospitals, Inc.    Sutter Health California
  Corporation                       Mount Sinai Health System        Healthcare Systems
Intermountain Health Care           New York Health Hospital         Tenet Healthcare Corporation
International Military Medical      Promedica Health System          Tri-State Health Initiative
  Center, Cairo, Egypt              Quorum Health Group, Inc.        United States Government

SALES, MARKETING AND SUPPORT

    Our products and services are sold through both direct and indirect channels. We have sales offices in 33 countries and more than 2,400 direct sales and service personnel. Our sales strategy is to sell to and service our largest accounts (hospital and corporate business) directly while employing third-party distributors and manufacturer's representatives for smaller or more geographically dispersed countries. Electronic commerce is also an integral and growing element of our sales and distribution strategy. Today, customers can access product and service information for all our products, and they can purchase medical supplies and replacement parts on our website.

    In select instances we have also established distribution alliances with complementary medical equipment manufacturers in order to leverage market strength or bring a broader array of solutions to our customers. Specifically, Quinton Instruments Company is the United States distributor for our electrocardiographs and electrocardiogram information-management systems. We have an agreement with Laerdal Medical Corporation in the area of worldwide distribution and complementary training products in the emergency medical services segment. Laerdal sells our CodeMaster and ForeRunner defibrillators in the pre-hospital market for paramedics and other specifically-trained emergency medical teams.

    We believe that medical equipment sales are heavily influenced by personal references among clinicians with large medical research facilities serving as key installations. For this reason, we have sold equipment into what we believe to be some of the most influential facilities worldwide, including Allgemeines Krankenhaus (Vienna), Cedars Sinai Medical Center, Cleveland Clinic Foundation, Duke University Medical Center, Johns Hopkins Hospital, Mayo Foundation, Royal Brisbane Hospital, Stanford University Hospital and Tokyo General Hospital.

    To support our sales efforts we have marketing centers in Hong Kong and Japan covering Asia; in Germany covering Europe; and in Massachusetts covering North and Latin America. These centers are responsible for outbound marketing programs, tradeshows, telesales, call-center operations and distribution support.

    Our professional services offerings include multivendor systems integration, training and consulting to hospitals, outpatient facilities and doctors' offices. Our professional services enhance our clients' ability to access and utilize their data, enabling enhanced clinical decision support and improved workflow for lower healthcare costs and improved delivery of patient care. We combine our knowledge of clinical processes and technology with complementary applications and tools from partners to create information management solutions required by our customers. For example, our Report Review software product integrates a patient's clinical reports from multiple information sources to provide one access point for care planning and treatment.

    Our technical specialists and clinical application specialists provide installation, repair and training services to preserve and maximize customer investments in our solutions. In addition, geographic response centers and remote on-line support supplement on-site services. Finally, we provide consulting, project management and technical implementation services to meet customer needs for networking and integrating our solutions.

MANUFACTURING

    The healthcare solutions business has four manufacturing locations:
Massachusetts and Washington in the United States, China and Germany. We selectively use suppliers to provide manufacturing capabilities outside our core competencies, such as the manufacture of printed circuit assemblies by Celestica. We typically complete the final assembly and test of our medical products and systems internally.

COMPETITION

    The markets we address are highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of our medical products and services markets. Our ability to compete effectively depends upon a number of factors, including our ability to:

    - provide a complete set of high quality products for our customers;

    - offer competitive prices;

    - provide financing services;

    - provide support and training; and

    - innovate technologically.

    Our competitors with broad product portfolios include GE Marquette Medical Systems and Siemens Medical Systems, Inc. We also compete with other vendors in specific markets. Our major competitors in patient monitoring include GE Marquette Medical, Siemens Medical, Spacelabs Medical, Inc. and the Datex-Ohmeda division of Instrumentarium Corporation. In the imaging systems business, we compete with Acuson Corporation, Toshiba Medical Systems, Inc., GE Marquette Medical, Siemens Medical and the ATL Ultrasound, Inc. division of Philips Medical Systems International. Our competition in the external defibrillator market comes primarily from Physio Control Corporation (a subsidiary of Medtronic Inc.) and Zoll Medical Corporation.

GOVERNMENT REGULATION

    The products developed and marketed by our healthcare solutions business are subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following product activities:

    - design and development;

    - testing, including animal and human studies;

    - labeling;

    - premarket clearance or approval;

    - manufacturing;

    - storage;

    - advertising and promotion; and

    - sales and distribution.

    In the United States, medical devices are classified on the basis of controls deemed necessary to ensure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, premarket notification, and adherence to the FDA's Quality System Regulations, which incorporate current good manufacturing practices that are applicable to medical devices. Class II devices are subject to general and special controls. Special controls include performance standards, postmarket surveillance, patient registries and FDA guidelines. Most class III devices are controlled through the premarket approval process to ensure their safety and effectiveness.

    Prior to commercialization, premarket notification clearance generally must be obtained for class I and II devices as well as class III devices for which the FDA has not called for premarket approval. For most class III devices, a premarket approval application is required and must be supported by valid scientific evidence to demonstrate their safety and effectiveness. The notification or application typically includes:

    - results of bench and laboratory tests;

    - when appropriate, results of animal tests and clinical studies;

    - a detailed description of the methods, facilities and controls used to manufacture the device; and

    - proposed labeling and advertising literature.

    Most medical devices marketed by the healthcare solutions business are class II or "Pre-Amendment" class III devices, which currently require only premarket clearance. The healthcare solutions business does not market any class III device requiring premarket approval in the United States, but it may do so in the future or the FDA may require by regulation that premarket approval applications be submitted for our existing "Pre-Amendment" class III devices.

    Once clearance or approval is obtained, FDA oversight continues. We are required to demonstrate and maintain compliance with the Quality System Regulations for all our products. The FDA enforces the Quality System Regulations through periodic inspections of our manufacturing operations and those of our contract manufacturers. The Quality System Regulations relate to product testing and quality assurance, as well as to the maintenance of records and documentation. We are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as on product malfunctions that could contribute to death or serious injury. The FDA also restricts the promotion of products for unapproved or off-label uses.

    If the FDA believes we are not in compliance with the Federal Food, Drug and Cosmetic Act or its regulations it can:

    - detain or seize our products;

    - order or request a recall;

    - seek an injunction against future violations;

    - assess civil penalties against us; and

    - initiate criminal proceedings against us.

    Compliance with other regulatory requirements is necessary to market our medical devices outside the United States. These regulations vary from country to country.

CHEMICAL ANALYSIS

    Our chemical analysis business is a leading provider of analytical instrument systems that enable customers to identify, quantify, analyze and test the atomic, molecular, physical and biological properties of substances and products. Our chemical analysis products and services are used by scientists, engineers and technicians working in research and development, quality assurance, quality control and manufacturing.

    Our four main product lines are chromatography, spectroscopy, bio-instrumentation and related consumables. We also provide service and customer support for our products. Chromatographs separate a mixed sample in gas or liquid form into its component compounds so that these components can be analyzed individually. Mass spectrometers identify and quantify molecules and elements within a sample by measuring the mass of atoms. Bio-instrumentation is used in the analysis of complex compounds, such as DNA.

    Our chemical analysis business offers a wide range of products and services that are sold primarily into the hydrocarbon-processing, environmental, pharmaceutical and bioscience markets. We are a leading provider of chromatography and mass spectrometry systems used by research and development and quality assurance laboratories for the measurement and analysis of chemical compounds. We believe that we are also a leader in the sale of benchtop inductively coupled plasma mass spectrometers (ICP-MS), which are generally acknowledged as the most powerful tools for the detection of minute quantities of metals.

    Some of the uses of our instrument systems are:

    - determining octane levels in gasoline;

    - analyzing pesticide levels in drinking water;

    - ascertaining the quality of compounds in the manufacture of pharmaceuticals;

    - identifying impurities in the manufacture of semiconductors; and

    - analyzing DNA for various life science applications.

    We employed approximately 3,600 people as of October 31, 1999 in our chemical analysis business. We have manufacturing and product development centers in China, Germany, Japan and the United States and marketing centers in Germany, the United States, and Singapore. Our chemical analysis business generated revenue of $1.0 billion in fiscal year 1999 and $938 million in fiscal year 1998.

MARKETS

    Strategic Directions International estimates that in 1998, worldwide revenue in the analytical instrumentation market totaled approximately $15.9 billion. According to Strategic Directions International, growth of the overall analytical instrumentation market between 1998 to 2001 is expected to be approximately 8% annually. The primary markets served by our chemical analysis business are the hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical industries. We estimate that our market represents approximately 30% of the total available analytical instrumentation market that we serve.

    HYDROCARBON PROCESSING

    The hydrocarbon processing industry encompasses the natural gas, petroleum refining, petrochemical and chemical markets. This industry spends approximately $2.2 billion annually on analytical instrumentation. We sell primarily gas chromatographs and gas chromatography-mass spectrometry products and systems into these markets. Petroleum refiners use our measurement solutions to analyze crude oil composition and perform other raw material analysis, verify and improve refining processes, and ensure the overall quality of gasoline, fuels, lubricants and other products. Our gas chromatographs are used to monitor consistent quality in the natural gas delivered to consumers and industry. Petrochemical and chemical producers use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. We expect growth in these markets to be driven by: (A) migration of measurement and analysis activities out of the centralized labs and closer to the process,
(B) standardization of measurement processes across companies' worldwide operations, and (C) technologies that improve analysts' productivity.

    ENVIRONMENTAL

    We develop and market analytical instrumentation for the environmental market for applications such as laboratory and field analysis and characterization of chemical pollutants in air, water, soils, solid waste, agriculture and food products. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories, colleges and universities. We expect growth in this market to be driven by: (A) government legislation, enforcement, site assessment and monitoring, (B) multi-national trade agreements, (C) concerns about public health and food safety and
(D) technologies that identify new environmental risks. We believe these factors will lead to more demand for environmental instrumentation in the Asia-Pacific, Latin America and Eastern Europe regions, as these regions implement new and stricter environmental regulations.

    PHARMACEUTICAL AND BIOPHARMACEUTICAL

    Our analytical-instrument solutions are used by pharmaceutical and biopharmaceutical companies in every phase of the drug development process. This includes research into the basic causes of disease, identification and development of new drugs, obtaining regulatory approval, manufacturing and distribution. Strategic Directions International estimates that these companies will spend approximately $3.8 billion on analytical instrumentation in 2002.

    Drug discovery is extremely costly and involves high risk. The Pharmaceutical Research Manufacturers' Association indicates that it costs an average of $500 million to discover and develop a new drug. Therefore, investment in productivity-enhancing technology, such as analytical instrument solutions, is critical to reducing the time and cost it takes to bring new drugs to the consumer.

STRATEGY

    In order to maintain our leading position in the analytical instrumentation market, our strategy is as follows:

    TARGET HIGH-GROWTH OPPORTUNITIES IN THE PHARMACEUTICAL AND BIOPHARMACEUTICAL
     MARKETS

    We believe the pharmaceutical and biopharmaceutical markets represent a high-growth opportunity for us, as participants in these markets continue to invest significant resources in research and development. Companies in this industry are constantly in search of ways to discover and develop new drugs faster and at lower cost. We continue to invest in developing new instruments and technologies to address these requirements. For example, through our strategic relationship with Caliper Technologies Corporation, we have developed instrumentation that enables chemical analysis procedures to be performed on the surface of the Caliper LabChip device. We have recently begun marketing the

LabChip device, which uses a technology called microfluidics to manipulate minute quantities of various fluids. The LabChip device is designed to enable researchers to conduct analysis at a fraction of the time and cost it would take using conventional techniques.

    Pharmaceutical and biopharmaceutical companies are also investing in bio-instrumentation that increases understanding of the genetic cause of diseases in order to speed the development and increase the efficacy of new drugs. We will continue to focus resources on the development of technologies to address this market segment. For example, we have relationships with Affymetrix, Rosetta Inpharmatics and Oxford Gene Technology to develop instruments that enable identification of important genetic information.

    FOCUS ON GROWTH OPPORTUNITIES IN CURRENT MARKETS

    We will continue to focus resources on growth opportunities in markets we currently address. We believe that emerging markets, particularly in the Asia Pacific, Latin America and Eastern Europe regions, represent a growth opportunity for analytical instrumentation, as investments in basic industries, infrastructure and environmental protection increase over the coming years. To address these emerging markets, we are broadening our worldwide distribution capabilities and developing less complex instrumentation with lower prices. Additionally, in order to differentiate our product offerings and increase our market share in developed markets, we intend to continue to grow our portfolio of services and consumable products, enabling us to offer our customers more complete solutions. Finally, we continue to develop gas chromatography and mass spectroscopy products that are smaller and more portable to meet increasing demand for use of these instruments outside of centralized laboratories.

    BRING NEW PRODUCTS AND TECHNOLOGIES TO MARKET FASTER

    We seek to bring new products and technologies to market both through internal development and the strategic acquisition of technologies from third parties. Internal development of new technology is accomplished through a combination of discoveries at Agilent Technologies Laboratories and research and development efforts within our chemical analysis business. Agilent Technologies Laboratories is primarily focused on basic long-term research, while our chemical analysis business emphasizes research and development of technology for more immediate commercialization. We also focus considerable effort on developing solutions that meet the current and anticipated needs of customers. For example, we are expanding our programs to offer customers early access to products under development to ensure that these products are meeting customer needs. In addition, our development of modular hardware and software platforms allows us to bring new generations of products to market faster.

    In addition to our internal efforts, we consider acquisitions to complement our current products, solutions and technologies and to accelerate our entry into strategic markets.

    LEVERAGE STRATEGIC RELATIONSHIPS AND ALLIANCES

    We intend to build strategic relationships to enable us to develop products and services that complement existing technologies and products in our target markets. For example, through our relationship with Caliper Technologies Corp., we are conducting joint research and development in microfluidics. This has resulted in the commercialization of the LabChip technology, which is designed to increase the speed and accuracy of traditional analytical methods.

    In addition, through our strategic alliances, we develop instruments that work with our partners' products, enabling us to offer our customers a broader range of products and solutions. These alliances also help our customers to reduce the time and resources needed to integrate disparate products from separate vendors.

PRODUCTS

    A key factor in our target markets is the need for new products that increase productivity of the end customer. Our chemical analysis products, systems and services enable our customers to analyze water, air and soil for monitoring and remediation; to understand the properties of natural and man-made gases, liquids and chemically-based products; and to advance knowledge of the genetic basis of disease and enable the development, testing and use of new drugs. Our four main product lines, chromatography, spectroscopy, bio-instrumentation and related consumables, are described below.

    GAS CHROMATOGRAPHY

    Gas chromatographs are used to separate molecules of a gaseous mixture to determine the quantity and identity of the molecules present. A gas chromatograph can analyze gas samples as well as solids and liquids that can be converted to a gaseous state. Most gas chromatographs have the approximate size and appearance of a large microwave oven.

    We are the worldwide market leader in the $1 billion gas chromatograph industry, according to Strategic Directions International. Our gas chromatography systems are used in many industries, including pharmaceutical, hydrocarbon processing, environmental, foods and flavors, forensics and consumer products. Our instruments are used in laboratories involved in research and development, quality assurance, quality control and routine testing. We also produce portable chromatography systems used in the field for performing on-site, real-time measurements. Our products are used to test the quality and safety of food, air and water; to develop cleaner-burning fuels and more effective pharmaceuticals; and to test for alcohol in blood, drugs in urine or explosive residues in crime scene evidence.

    LIQUID CHROMATOGRAPHY

    Liquid chromatographs are used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. These instruments are modular in construction and can be configured to form instruments that perform specific analyses. Each module is about the size of a home videocassette recorder.

    According to Strategic Directions International, the high-performance liquid chromatography market is larger than any other analytical instrument market, exceeding $1.8 billion in 1998 with an estimated annual growth rate of 8% over the next five years. High-performance liquid chromatographs are an essential tool in the pharmaceutical industry for basic research, drug development and clinical trials of new drugs. Other industry groups that utilize high-performance liquid chromatographs include chemical development and manufacturing, industry and government testing laboratories for safety, quality and nutritional content of foods and beverages, athlete monitoring for illegal drug use and environmental monitoring.

    MASS SPECTROSCOPY

    Mass spectroscopy systems break molecules into their component parts and analyze these parts. Our mass spectrometers range in size from that of a small microwave oven to that of a medium-sized refrigerator.

    We are a leader in the worldwide mass spectroscopy market, which Strategic Directions International estimates to have been about $518 million in 1998. Mass spectroscopy systems are typically used in combination with gas or liquid chromatographs in the pharmaceutical, semiconductor and environmental industries. The combined instruments are used to study and refine the chemical structure of new drugs, to determine the presence of impurities in semiconductors as they are manufactured, or to research the presence of heavy metals and other unwanted substances in soil and water.

    BIO-INSTRUMENTATION

    We have developed relationships with Affymetrix, Rosetta Inpharmatics, Oxford Gene Technology and Caliper Technologies to address opportunities in the pharmaceutical and biopharmaceutical industries

    In December 1999 we announced the launch of a DNA microarray program for the life sciences that incorporates technologies from both Rosetta and OGT, among others. This program is intended to enable researchers to access gene expression information faster and more cost effectively. This knowledge helps researchers to determine the impact of a drug on a cell or group of cells, and to consequently determine the drug's efficacy or toxicity. Knowledge of gene expression profiles can also help researchers to identify new drug targets. In addition, our GeneArray system allows a researcher to use GeneChip arrays designed by Affymetrix to enable high-speed detection and characterization of large amounts of genetic information. These results are useful in identifying defects in genes that cause disease.

    In addition to our gene analysis system, we are also developing faster ways to conduct chemical analysis for the pharmaceutical and biopharmaceutical industries. The new Agilent 2100 bioanalyzer instrument systems that we have developed through our relationship with Caliper Technologies integrate a large number of chemical-analysis procedures onto a single chip. We develop and distribute instrumentation that extracts and analyzes data from the microchip developed by Caliper Technologies, using advanced microfluidics technology. Using miniature, integrated chemical-processing systems etched into glass, silicon, quartz or plastic, the microchip allows the steps customarily performed in conventional instruments to be done using minute quantities of costly liquids in a fraction of the usual time. We believe these new systems will speed up chemical analysis significantly while reducing costs.

    CONSUMABLES

    We also offer consumable products, including chromatograph columns, analytical reagents and other accessories and supplies used by our customers during the analytical experimentation process. Columns are metal or glass tubes containing various substances that are inserted into chromatographs to assist in the process of separating compounds into their constituent parts. Reagents are chemicals used to perform analysis on the resulting constituent parts. Other accessories and supplies we provide range from rubber rings to syringes to safety glasses.

    Our offerings include both generic consumables, where we seek to distinguish our products on price, selection and customer loyalty, and proprietary consumables developed by us, where we offer exclusive technology, performance and functionality.

CUSTOMERS

    We sell our products and services to a broad array of customers in each of the markets we serve. Our top customers by market segment are the following:

           HYDROCARBON PROCESSING                 ENVIRONMENTAL            PHARMACEUTICAL
           ----------------------                 -------------            --------------
Bayer AG                                      Government of Korea      AstraZeneca PLC
Boehringer Ingelheim International GmbH       State of California      Glaxo Wellcome PLC
E. I. du Pont de Nemours and Company          State of Georgia         Johnson & Johnson
Elf Group                                     State of Texas           Merck & Co., Inc.
Exxon Corporation                             United States Army       Novartis AG
Hoechst AG                                    U.S. Federal             Pfizer, Inc.
                                              Government
Monsanto Company                                                       Pharmacia &
                                                                       Upjohn, Inc.
Rhone-Poulenc S.A.                                                     Roche Holdings, Inc.
Royal Dutch Shell                                                      SmithKline Beecham
                                                                       Clinical
                                                                       Laboratories, Inc.

SALES, MARKETING AND SUPPORT

    Our sales and support delivery channels are aligned by our key markets to maximize market coverage and to optimize selling and support delivery efficiency. We market our products to our customers through our direct sales force, value-added resellers, manufacturers' representatives and distributors.

    We use our direct sales force to market our products to all our pharmaceutical and biopharmaceutical accounts, large and medium size hydrocarbon processing customers and all environmental accounts. We supplement our direct sales force with sales agents to provide broader geographic coverage and to cover smaller accounts. We also have an active value-added reseller program to augment our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales and electronic commerce.

    We offer a wide range of startup, operational, educational and compliance support services for our chemical analysis measurement and data handling systems. We deliver our support services to customers in a variety of ways, including on-site assistance, return to us for repair or exchange, telephone support and self diagnostic services provided over the Internet. Our support services limit the amount of time an instrument is out of service, provide increased system productivity, extend the instrument life and offer fast problem resolution. We also offer special industry-focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements.

COMPETITION

    The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors include EG&G, Inc., PE Biosystems, Shimadzu Corporation, Thermo Instrument Systems, Inc. and Waters.

    Our ability to compete effectively depends upon a number of factors including our ability to:

    - produce high-quality and reliable products;

    - introduce new technologies and products in a timely manner;

    - provide favorable overall cost of ownership; and

    - provide product and service solutions that complement and support our main product lines.

    We believe our analytical instrument solutions compete favorably with respect to each of the above listed factors.

MANUFACTURING

    Our manufacturing strategy supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use partners to provide manufacturing capabilities outside our core competencies, such as the manufacture of printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California and Delaware in the United States, China, Germany and Japan.

GOVERNMENT REGULATION

    The chemical analysis product and related consumables marketed by our chemical analysis business are subject to regulation in the United States by the Environmental Protection Agency under the Toxic Substances Control Act, and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by Environmental Protection Agency for its effect on health and safety, and placed on an Environmental Protection Agency inventory of chemical substances. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the Environmental Protection Agency can obtain an order from a court that would prohibit the further distribution or marketing of a product that contains a chemical that is out of compliance or can impose fines and penalties.

RESEARCH AND DEVELOPMENT

    The process of developing new high-technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, our products and services are likely to become technologically obsolete over time, in which case revenue would be materially and adversely affected. There can be no assurance that such new products and services, if and when introduced, will achieve market acceptance. After the products and services are developed, we must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

    Research and development expenditures were $997 million in fiscal year 1999, $948 million in fiscal year 1998 and $880 million in fiscal year 1997. We anticipate that we will continue to have significant research and development expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

INTELLECTUAL PROPERTY

    Our general policy has been to seek patent and other intellectual property protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe that our patents and applications have value, in general no single patent is in itself essential. In addition, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented, or that our rights will provide significant competitive advantages.

INTERNATIONAL OPERATIONS

    Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 55.2% in fiscal year 1999, 54.4% in fiscal year 1998 and 56.3% in fiscal year 1997, the majority of which was from customers other than foreign governments. Approximately 20% of our international revenue in the last three years was derived from Japan.

    Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we make certain sales in international markets directly from the United States.

    Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the United States dollar and may also become subject to interest rate risk inherent in any debt, investment and finance receivable portfolios we incur.

    We believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 15, "Segment Information," of the consolidated financial statements included in Item 8 of this report.

MATERIALS

    Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. We believe that the materials and supplies necessary for our manufacturing operations are presently available in the quantities required. We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. In certain instances, however, we enter into non-cancelable purchase commitments with, or make advance payments to, certain suppliers to ensure supply. Portions of our manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The failure of suppliers to deliver these components, subassemblies and products in a timely manner may adversely affect our operating results until alternate sources could be developed. In addition, we periodically experience constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect our operating results. However, we believe that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

ENVIRONMENTAL

    Our research and development and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our company may not require our company to incur substantial expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. These laws are gradually becoming more stringent and may in the future cause us to incur substantial expenditures.

    Some of our operations are located on properties that are known to have subsurface contamination that is undergoing remediation by Hewlett-Packard. Hewlett-Packard has agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. While we expect that Hewlett-Packard will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with Hewlett-Packard, Hewlett-Packard will have access to these properties to perform the remediation. Hewlett-Packard has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unexpected expenses associated with the remediation.

    In addition, some of these properties are undergoing remediation by Hewlett-Packard under an order of an agency of the state in which the property is located. Although Hewlett-Packard has agreed to indemnify us with respect to that subsurface contamination, it is possible that one or more of the governmental agencies will require us to be named on any of these orders. The naming of our company will not affect Hewlett-Packard's obligation to indemnify us with regard to these matters.

    We are liable and are indemnifying Hewlett-Packard for any contamination found at all facilities being transferred to us excluding the properties undergoing remediation. In addition, we are indemnifying Hewlett-Packard for any liability associated with past non-compliance with environmental laws regulating ongoing operations at all properties to be transferred by Hewlett-Packard to us, as well as at sold or discontinued businesses that related to our businesses. While we are not aware of any material liabilities associated with such indemnified matters, there is no guarantee that such contamination or regulatory non-compliance does not exist, and will not expose us to material liability in the future.

    We are being indemnified by Hewlett-Packard with respect to all environmental liabilities for which Hewlett-Packard accrued a reserve and we are not aware of any material and probable environmental liabilities being assumed by us which are not subject to the indemnity.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of our executive officers, and their ages, titles and biographies as of December 31, 1999, appear below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

    EDWARD W. BARNHOLT, 56, has served as our President and Chief Executive Officer and as a director since May 1999. Before being named our Chief Executive Officer, Mr. Barnholt served as General Manager of Hewlett-Packard's Measurement Organization from 1998 to 1999, which included Hewlett-Packard's Electronic Instrument Group, the Microwave and Communications Group, the Communications Test Solutions Group, the Automated Test Group, the Chemical Analysis Group, the Components Group and the Medical Products Group. From 1990 to 1998, he served as General Manager of Hewlett-Packard's Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

    BYRON ANDERSON, 56, has served as our Senior Vice President, Electronic Products and Solutions since August 1999. Prior to assuming that position, Mr. Anderson served as a vice president of Hewlett-Packard since November 1995 and General Manager of the Microwave and Communications Group since
September 1997. In January 1991, Mr. Anderson was named General Manager of Hewlett-Packard's Communications Test Business Unit, which become the Test Solutions Group in 1994.

    WILLIAM R. HAHN, 48, has served as our Senior Vice President, Strategic Programs since August 1999. Since October 1997, Mr. Hahn served as the Sector Controller of Hewlett-Packard's Measurement Organization. From September 1995 to October 1997, he served as Operations Manager for Hewlett-Packard's interactive broadband program. From May 1993 to September 1995, Mr. Hahn served as Vice President of Finance and Manufacturing and Chief Financial Officer at Aspect Communications.

    JEAN M. HALLORAN, 47, has served as our Senior Vice President, Human Resources since August 1999. Since 1997, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as personnel manager for Hewlett-Packard's Measurement Systems Organization. From 1990 to 1993, she acted as group Personnel Manager for Hewlett-Packard's Medical Products Group.
Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

    RICHARD D. KNISS, 59, has served as our Senior Vice President, Chemical Analysis Group since August 1999. Prior to assuming that position, since
May 1995, Mr. Kniss was General Manager of Hewlett-Packard's Chemical Analysis Group and was named a Vice President of Hewlett-Packard in June 1997. He served as General Manager of the Optical Communication Division from 1984 to 1995.

    D. CRAIG NORDLUND, 50, was named our Senior Vice President, General Counsel and Secretary in May 1999. Mr. Nordlund has served as Associate General Counsel and Secretary of Hewlett-Packard since 1987. He has served as an officer or director for a variety of Hewlett-Packard's subsidiaries and affiliates. He currently serves as Chairman of the National American Society of Corporate Secretaries organization.

    STEPHEN H. RUSCKOWSKI, 42, has served as our Senior Vice President, Healthcare Solutions since October 1999. Prior to assuming that position, Mr. Rusckowski held a number of positions at Hewlett-Packard. He served as General Manager of the Cardiology Products Division from 1997 to 1999,

General Manager of the Healthcare Information Management Division from 1996 to 1997 and General Manager of the Clinical Information Systems Division from 1994 to 1995. Mr. Rusckowski joined Hewlett-Packard in 1984.

    THOMAS A. SAPONAS, 50, has served as our Senior Vice President and Chief Technology Officer since August 1999. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard.
Mr. Saponas served as General Manager of the Lake Stevens Division from
August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C.

    JOHN E. SCRUGGS, 58, has served as our Senior Vice President, Automated Test since August 1999. Prior to assuming that position, since January 1992, Mr. Scruggs was General Manager of the Automated Test Group of Hewlett-Packard within the Test and Measurement Organization. He was elected a Vice President of Hewlett-Packard in November 1996.

    WILLIAM P. SULLIVAN, 50, has served as our Senior Vice President, Semiconductor Products since August 1999. Prior to assuming that position, since February 1998, he served as Vice President and General Manager of Hewlett-Packard's Components Group. In 1997, Mr. Sullivan became General Manager of the Communication Semiconductor Solutions Division. From 1995 to 1997, he was General Manager of the Optical Communication Division. From April 1991 to February 1995, Mr. Sullivan served as Research and Development Manager for the Optical Communication Division.

    ROBERT R. WALKER, 49, has served as our Senior Vice President and Chief Financial Officer since May 1999. During 1997 and 1998, Mr. Walker served as Vice President and General Manager of Hewlett-Packard's Professional Services Business Unit. From 1993 to 1997, he led Hewlett-Packard's information systems function. He became Chief Information Officer in 1995 and served in that position until 1997. Mr. Walker was named a Vice President of Hewlett-Packard in 1995. From 1975 to 1993, Mr. Walker held a variety of financial positions in Hewlett-Packard.

    THOMAS WHITE, 42, has served as our Senior Vice President, Communications Solutions since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of the Computer Peripherals Bristol Division and, in 1994, he served as General Manager for the Telecommunications Systems Division, South Queensferry, Scotland.

    DOROTHY D. HAYES, 49, has served as our Vice President and Controller since August 1999. Prior to assuming that position, since October 1989, Ms. Hayes held a number of positions at Hewlett-Packard. She served as Transition General Manager from March to July 1999, Director of Internal Audit from July 1997 to June 1999, Measurement Systems Organization Controller from February 1994 to July 1997, Components Group Controller from September 1993 to February 1996 and Corporate Financial Reporting Manager from October 1989 to September 1993.

ITEM 2. PROPERTIES.

    Our principal executive offices are located in Palo Alto, California. We plan to move our headquarters to another location in Palo Alto, California in May 2000. We operate Agilent Technologies Laboratories in Palo Alto, California, and 35 manufacturing sites, including ten primary sites. Of the primary sites, five are located in the United States, and an additional five sites are located in Germany, Japan, Malaysia, Scotland and Singapore. Information about each of our businesses appears below:

    TEST AND MEASUREMENT. Our test and measurement business has manufacturing and research and development facilities in Australia, Canada, China, Germany, Japan, Korea, Malaysia, Singapore, the United Kingdom and the United States, and regional sales and customer support centers in Hong Kong, the Netherlands and the United States.

    SEMICONDUCTOR PRODUCTS. Our semiconductor products business operates eight manufacturing sites located in California and Colorado in the United States, Malaysia, Singapore and the United Kingdom. The majority of our silicon and gallium arsenide wafer fabrication is done in the United States and Singapore, while our assembly and test operations are in Malaysia, Singapore and the United Kingdom. We have regional sales and customer support centers in Germany, Hong Kong, Japan, Singapore, the United Kingdom and the United States.

    HEALTHCARE SOLUTIONS. Our healthcare solutions has four manufacturing locations sited in Massachusetts and Washington in the United States, China and Germany. We have marketing centers in Hong Kong, Japan, Germany and Massachusetts, and sales offices in 33 countries.

    CHEMICAL ANALYSIS. Our chemical analysis business has manufacturing facilities in California and Delaware in the United States, China, Germany and Japan. We have marketing centers in Germany, the United States and Singapore.

ITEM 3. LEGAL PROCEEDINGS.

    The Environmental Protection Agency initiated a civil enforcement proceeding against Hewlett-Packard in 1998 that alleged four violations of the Toxic Substances Control Act, one of which was directed at operations of our chemical analysis business. The proceeding was settled in November 1999 by a consent agreement providing for a ten month post-enforcement audit by a third party of certain operations for compliance with the Toxic Substances Control Act. The audit will include facilities operated by our chemical analysis business. The consent agreement also obligates Hewlett-Packard and Agilent to pay a combined total of up to $600,000 in civil penalties depending on audit findings.

    We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1999, we submitted several matters to Hewlett-Packard, our sole stockholder at the time, for stockholder approval. On September 17, 1999, Hewlett-Packard approved our 1999 Stock Plan, an employee incentive plan authorizing grants of incentive stock options to our employees, including officer and employee directors, and grants of nonstatutory stock options, stock appreciation rights, stock awards and cash awards to our employees, directors and consultants. On October 22, 1999, Hewlett-Packard approved our 1999 Non-Employee Director Stock Plan, a plan providing for stock option grants to our non-employee directors. On November 10, 1999, Hewlett-Packard approved our Employee Stock Purchase Plan, a plan intended to encourage employee stock ownership by permitting participants to purchase our common stock through payroll deductions. On each occasion, Hewlett-Packard voted, through giving its written consent, all of its shares of our common stock in favor of the relevant plan. Because Hewlett-Packard was our sole stockholder at the time, there were no votes cast against or withheld, and there were no abstentions or broker non-votes as to each matter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

    Our common stock is listed on the New York Stock Exchange with the ticker symbol 'A.' Trading in our common stock began on November 18, 1999; as a result, there is no historical stock price data for our 1999 fiscal year. As of December 31, 1999, there were 325 stockholders of record of common stock. On November 23, 1999, we paid Hewlett-Packard a dividend of the net proceeds of our initial public offering of $2.1 billion. We currently intend to retain any future earnings to fund the development and growth of our business and, going forward, we do not anticipate paying any cash dividends in the foreseeable future.

    In connection with incorporation and organization, on July 30, 1999, we issued 10,000,000 shares of common stock to Hewlett-Packard for an aggregate of $10,000,000. We believe this issuance of shares was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering. On October 21, 1999, our board of directors declared and paid a stock dividend of 37 shares for each on share outstanding as of October 1, 1999. This stock dividend increased Hewlett-Packard's ownership to 380,000,000 shares.

    We completed our initial public offering in November 1999. We registered and sold shares of our common stock, par value $0.01 per share. The registration statement under the Securities Act (Reg. No. 333-85249) for the offering became effective on November 18, 1999. The offering began on November 18, 1999 and was completed on November 23, 1999. Morgan Stanley Dean Witter and Goldman Sachs & Co. were the lead manager and co-leader manager, respectively, for the offering. We registered 72,000,000 shares at a total proposed offering price of $2,016,000,000. We sold 72,000,000 shares at a total public offering price of $2,160,000,000. There were no selling stockholders. Underwriting discounts and commissions were $91,800,000. Our reasonable estimate of the total other expenses relating to the offering is $7,500,000, broken down as follows:

Securities and Exchange Commission registration fee.........  $  478,911
NASD filing fee.............................................      30,500
NYSE original listing fee...................................     504,600
Blue Sky qualification fees and expenses....................       5,000
Legal fees and expenses.....................................   2,500,000
Accounting fees and expenses................................   3,000,000
Transfer agent and registrar fees...........................      25,000
Printing and engraving expenses.............................     500,000
Miscellaneous expenses......................................     455,989
                                                              ----------
Total.......................................................  $7,500,000
                                                              ==========

Hewlett-Packard generally agreed to pay these costs and expenses. The net offering proceeds to us were approximately $2.1 billion. On November 23, 1999, we paid all of those net offering proceeds as a dividend to Hewlett-Packard, an affiliate and holder of more than 10% of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                   YEARS ENDED OCTOBER 31,
                                                   -------------------------------------------------------
                                                     1999       1998        1997         1996       1995
                                                   --------   --------   -----------   --------   --------
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                         (UNAUDITED)
CONSOLIDATED STATEMENT OF EARNINGS DATA(1,3):
Net revenue......................................   $8,331     $7,952       $7,785      $7,379     $6,595
Earnings from operations.........................   $  741     $  442       $  870      $  875     $  841
Net earnings.....................................   $  512     $  257       $  543      $  542     $  499
Basic and diluted net earnings per share.........   $ 1.35     $  .68       $ 1.43      $ 1.43     $ 1.31
Average shares used in computing basic and
  diluted net earnings per share.................      380        380          380         380        380
Unaudited pro forma net earnings per share(2):
  Basic..........................................   $ 1.13
  Diluted........................................   $ 1.11
Average shares used in computing unaudited pro
  forma net earnings per share(2):
  Basic..........................................      452
  Diluted........................................      460

                                                                          OCTOBER 31,
                                                   ---------------------------------------------------------
                                                     1999       1998         1997          1996       1995
                                                   --------   --------   -------------   --------   --------
                                                                         (IN MILLIONS)
                                                                          (UNAUDITED)
Consolidated Balance Sheet Data(1):
Working capital..................................   $1,857     $1,476        $1,408       $1,449     $1,388
Total assets.....................................   $5,444     $4,987        $5,006       $4,720     $4,454
Stockholder's equity.............................   $3,382     $3,022        $3,110       $2,998     $2,829

(1) The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

(2) See Note 2, "Summary of Significant Accounting Policies--Unaudited pro forma net earnings per share," of the consolidated financial statements included in this report for an explanation of the calculation of unaudited pro forma net earnings per share.

(3) Statement of earnings data for the year ended October 31, 1998 include pre-tax restructuring charges of approximately $163 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  (UNAUDITED)

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES", "BELIEVES", "PLANS", "EXPECTS", "FUTURE", "INTENDS", "MAY", "WILL", "SHOULD", "ESTIMATES", "PREDICTS", "POTENTIAL", "CONTINUE" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

OVERVIEW

SEPARATION FROM HEWLETT-PACKARD

    On March 2, 1999, Hewlett-Packard announced a plan to create a separate company, subsequently named Agilent Technologies, that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure. After the completion of our initial public offering in November 1999, Hewlett-Packard owns approximately 84.1% of our outstanding common stock. Hewlett-Packard has also announced its intention to distribute to its stockholders all of its remaining interest in us by the middle of calendar year 2000 (the distribution). Hewlett-Packard and we have entered into various agreements related to certain interim and ongoing relationships between the two companies. For a brief description of these agreements, see Note 11, 'Transactions with Hewlett-Packard,' of the consolidated financial statements included in this report.

AGILENT TECHNOLOGIES' BUSINESSES

    We were incorporated in Delaware in May 1999 as a wholly owned subsidiary of Hewlett-Packard. Our businesses historically have been operated as internal units of Hewlett-Packard. In November 1999, Hewlett-Packard transferred to us a majority of the assets and liabilities relating to our businesses and also provided us with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of our assets and liabilities including our accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to us some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan. In addition, Hewlett-Packard transferred to us approximately $.5 billion to fund our acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan. The effects of these transactions were an increase to cash of approximately $1.6 billion, a decrease to net assets, excluding cash, of approximately $.8 billion and an increase to paid-in capital of approximately $.8 billion. In December 1999, Hewlett-Packard provided us with final cash funding of approximately $.2 billion based on our and Hewlett-Packard's balance sheets as of October 31, 1999.

    We have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period beginning November 1, 1999 (the separation). The agreements relate primarily to building services, information technology services and accounting and finance services. Under these agreements, we will reimburse Hewlett-Packard for its cost of the service plus 5%. The transition period varies depending on the agreement but is generally less than two years. Some of the agreements, including those for building services and information technology services, may be extended beyond the initial transition period. If these agreements are extended, we will reimburse Hewlett-Packard at its cost plus 10% for information technology services and most other services and at negotiated market rates for building services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Hewlett-Packard provides us with an efficient means of obtaining these services during the transition period. In addition, we will provide some transition services to Hewlett-Packard, for which we will be reimbursed at our cost plus 5%.

    We must also negotiate new agreements on or before the distribution with various third parties as a separate, stand-alone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we enjoyed as part of Hewlett-Packard. In addition, as part of Hewlett-Packard, we benefited from various economies of scale including shared global

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

administrative functions, facilities and volume purchase discounts. We expect that our costs and expenses will increase significantly as a result of the loss of these economies of scale.

    Hewlett-Packard has been and is expected to continue to be a significant customer. In 1999, sales to Hewlett-Packard represented approximately 10% of our total net revenue and approximately 37% of the net revenue of our semiconductor products business.

BASIS OF PRESENTATION

    Our consolidated financial statements have been carved out from the consolidated financial statements of Hewlett-Packard using the historical results of operations and historical bases of the assets and liabilities of the Hewlett-Packard businesses that our company comprises. The consolidated financial statements also include allocations to us of certain Hewlett-Packard corporate assets, including pension assets; liabilities, including profit sharing, pension and non-qualified deferred compensation obligations; and expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other Hewlett-Packard corporate and infrastructure costs. The expense allocations have been determined on bases that Hewlett-Packard and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods included relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others.

    The financial information presented in this Annual Report on Form 10-K is not indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. The financial information presented in this Annual Report on Form 10-K does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a stand-alone entity, our initial public offering and the distribution.

1998 RESTRUCTURING

    During 1998, we committed to transfer the production of eight-inch semiconductor wafers to a third party contractor. A major factor in our decision to transfer this production was our desire to avoid significant and escalating future investments required to remain state-of-the-art in semiconductor manufacturing. We also undertook employee reductions through voluntary severance programs related to this transfer as well as consolidation of some operations and general employee reductions in each of our four business segments. Approximately 1,650 employees accepted the voluntary severance incentive packages by the October 31, 1998 deadline. Of these employees, approximately 80% were in manufacturing or other positions included in cost of products and services. We recorded pre-tax charges of approximately $163 million related to these restructuring actions. Of this amount, $138 million was included in cost of products, $7 million was included in research and development expense and $18 million was included in selling, general and administrative expense in the 1998 consolidated statement of earnings. The restructuring costs included approximately $78 million related to employee severance under the voluntary severance incentive plans, of which we had paid approximately $69 million as of October 31, 1999. The restructuring costs also included $85 million related to non-cash asset impairments primarily for equipment. Of the equipment impairment charge, $39 million was attributable to equipment abandoned at the time of the charge, which was written down to its net realizable value. An additional $46 million was attributable to equipment that remained in service for a transition period to facilitate the transfer to the third party contractor. This equipment was written

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

down to its estimated fair value, including depreciation expense for the value of using the equipment during the transition period and the estimated amount to be realized upon the sale of the used equipment at the end of the transition period.

    In 1999, benefits from the restructuring, which totaled approximately $80 million, were reflected primarily in cost of products and, to a lesser extent, in operating expenses. We believe that future benefits from the restructuring will be more than offset by additional costs that we will incur as we begin to operate as a separate, stand-alone entity.

CYCLICAL BUSINESS

    Many of the industries and markets into which we sell our products and services are cyclical, causing a corresponding impact on our financial results. Shifts in the semiconductor market, electronics industry and computer industry, as well as rapidly shifting global economic conditions, have had significant impacts on our businesses. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their business. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results.

ECONOMIC CONDITIONS IN ASIA

    Beginning in the second half of 1998 and continuing into the first half of 1999, our revenue and operating results declined as a result of the downturn in Asian economies, particularly Korea and Japan. Many of our major customers, particularly those in the semiconductor and electronics industries, delayed or canceled purchases of our products. This had a significant impact on us, particularly our test and measurement business. These conditions began to improve in the second half of 1999 and, accordingly, our revenue and operating results have improved.

IMPACT OF FOREIGN CURRENCIES

    We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in the Japanese yen and the German mark. In 1999 compared to 1998, the U.S. dollar weakened against the Japanese yen, which had a favorable impact on our net revenue growth and an adverse effect on our operating expense growth; the U.S. dollar strengthened against the German mark, which had an adverse effect on our net revenue growth and a favorable impact on our operating expense growth. In 1998 compared to 1997, the U.S. dollar strengthened against the Japanese yen and the German mark. Our currency exposures historically have been hedged as part of Hewlett-Packard's global hedging program, which is designed to minimize exposure to foreign currency fluctuations. We implemented a similar hedging program upon our separation from Hewlett-Packard.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in our balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We will adopt the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

standard no later than the first quarter of fiscal year 2001 and we are in the process of determining the impact that adoption will have on our consolidated financial statements.

RESULTS OF OPERATIONS

    Our results of operations for the years ended October 31, 1999, 1998 and 1997 in dollars and as a percentage of total net revenue follow.

                                                                    YEARS ENDED OCTOBER 31,
                                              --------------------------------------------------------------------
                                                                                          AS A PERCENTAGE OF
                                                            DOLLARS                       TOTAL NET REVENUE
                                                         -------------              ------------------------------
                                                1999         1998          1997       1999       1998       1997
                                              --------   -------------   --------   --------   --------   --------
                                                         (IN MILLIONS)
Net revenue:
  Products..................................   $7,025        $6,794       $6,754      84.3       85.4%      86.8%
  Services..................................    1,306         1,158        1,031      15.7       14.6       13.2
                                               ------        ------       ------     -----      -----      -----
    Total net revenue.......................    8,331         7,952        7,785     100.0      100.0      100.0
                                               ------        ------       ------     -----      -----      -----
Costs and expenses:
  Cost of products..........................    3,582         3,807        3,455      43.0       47.9       44.4
  Cost of services..........................      806           705          671       9.7        8.8        8.6
  Research and development..................      997           948          880      12.0       11.9       11.3
  Selling, general and administrative.......    2,205         2,050        1,909      26.4       25.8       24.5
                                               ------        ------       ------     -----      -----      -----
    Total costs and expenses................    7,590         7,510        6,915      91.1       94.4       88.8
                                               ------        ------       ------     -----      -----      -----
Earnings from operations....................      741           442          870       8.9        5.6       11.2
Other income (expense), net.................       46           (46)         (47)       .5        (.6)       (.6)
                                               ------        ------       ------     -----      -----      -----
Earnings before taxes.......................      787           396          823       9.4        5.0       10.6
Provision for taxes.........................      275           139          280       3.3        1.8        3.6
                                               ------        ------       ------     -----      -----      -----
Net earnings................................   $  512        $  257       $  543       6.1%       3.2%       7.0%
                                               ======        ======       ======     =====      =====      =====

Cost of products as a percentage of products
  revenue...................................                                          51.0%      56.0%      51.2%
Cost of services as a percentage of services
  revenue...................................                                          61.7%      60.9%      65.1%

NET REVENUE

    Our total net revenue increased 4.8% in 1999 from 1998 and 2.1% in 1998 from 1997. The increase in 1999 from 1998 was the result of a number of factors, including growth in revenue from the communications market, improvement in economic conditions in Asia and strengthening in the semiconductor industry in general. The increase in 1998 from 1997 reflects improvements from our semiconductor products, healthcare solutions and chemical analysis businesses, substantially offset by decreased revenue in our test and measurement business.

    United States revenue increased 3.1% to $3.7 billion in 1999 and 6.6% to $3.6 billion in 1998. International revenue increased 6.2% to $4.6 billion in 1999 and decreased 1.3% to $4.3 billion in 1998. In the last three quarters of 1998 and the first quarter of 1999, economic conditions in Asia adversely affected revenue from sales of our products and services to customers in Japan and Korea. This situation also reduced revenue from other parts of the world. In addition, the global weakness in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

semiconductor industry caused our product revenue to decline in 1998 and into the first half of 1999. These conditions began to improve in the second half of 1999 and, accordingly, our revenue has improved, both within the United States and internationally. In 1999 compared to 1998, revenue from products increased 3.4% while revenue from services increased 12.8%. Product revenue was essentially unchanged in 1998 from 1997 and service revenue grew 12.3% as a result of increases in our installed base, primarily in test and measurement. Although service revenue has grown faster than product revenue during the past two years, we do not anticipate that this trend will continue in future periods, as we expect improving economic conditions and a strengthening semiconductor industry to result in stronger growth in product revenue.

    We anticipate that our net revenue will grow at a significantly higher rate in 2000 than the 4.8% revenue growth we achieved in 1999. In addition, we expect revenue levels will normally fluctuate from quarter to quarter with lower levels of revenue anticipated in the first half of 2000 when compared to the second half of 1999. We expect revenue growth in the first half of 2000 to be stronger than revenue growth in the second half of 2000 when compared to the same periods of 1999. This is due in part to the relatively low revenue level in the first half of 1999 which was caused by the economic conditions in Asia and the downturn in the semiconductor industry and the correspondingly higher revenue levels we achieved in the second half of 1999 when these factors improved.

EARNINGS FROM OPERATIONS

    Earnings from operations increased 67.6% in 1999 from 1998 and decreased 49.2% in 1998 from 1997. The increase in 1999 was due to higher net revenue combined with cost savings of approximately $80 million as a result of the 1998 restructuring. In 1998, slightly higher net revenue as compared to 1997 was offset by significantly higher costs and expenses, including the charges related to the 1998 restructuring.

    As a percentage of net revenue, cost of products and services decreased 4.0 percentage points in 1999 from 1998 and increased 3.7 percentage points in 1998 from 1997. In 1999, all four of our business segments recorded improvement in cost of products and services as a percentage of net revenue with semiconductor products accounting for the most significant improvement due primarily to cost improvements resulting from the 1998 restructuring. The increase in 1998 was a result of lower volumes and less profitable product mix in the test and measurement business and costs associated with the 1998 restructuring.

    Operating expenses as a percentage of net revenue increased .7 percentage points in 1999 from 1998 and 1.9 percentage points in 1998 from 1997. In 1999, the increase was due to higher expenses, including advertising and product branding expenses related to our becoming an independent company, partially offset by higher net revenue. The increase in 1998 reflects higher expenses partially offset by higher net revenue.

    Research and development expenses increased 5.2% in 1999 compared to 1998 and 7.7% in 1998 compared to 1997. The increases reflect ongoing investments in developing new products and new technologies, primarily in test and measurement and semiconductor products. Selling, general and administrative expenses increased 7.6% in 1999 from 1998 and 7.4% in 1998 from 1997. In 1999, expense reductions resulting from the 1998 restructuring and other cost containment measures were offset by costs, including advertising and product branding expenses, related to our becoming a separate, stand-alone entity. The increase in 1998 reflects the acquisition of Heartstream, as well as increased selling costs related to revenue growth and increased marketing program costs associated with our continued introduction of new products and the expansion of our support capabilities. The growth

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

rate in operating expenses, exclusive of the 1998 restructuring costs, decreased significantly in the second half of 1998 due to our cost reduction programs that reduced certain variable costs such as travel and discretionary marketing programs.

    Costs related to our operating as a separate, stand-alone entity will include significant incremental expenditures related to advertising and product branding that are expected to continue over the next year. In addition, we expect operating expenses, primarily infrastructure costs, to increase as a result of our separation from Hewlett-Packard. We anticipate that the combined incremental advertising, product branding and infrastructure costs will result in an increase in our operating expenses as a percentage of revenue of at least
1.5 percentage points in 2000 compared to 1999.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net, increased $92 million to income of $46 million in 1999 from expense of $46 million in 1998. Included in 1999 were gains of $54 million related to the divestiture of several portions of our businesses in 1999. Included in 1998 was a charge of $37 million related to the write-down of an investment in convertible preferred stock of a medical products company to its fair value because we concluded its impairment was not temporary. This conclusion was based on the medical products company's continuing poor financial performance and recent equity transactions by the company with a third party.

PROVISION FOR TAXES

    Our effective tax rate was 35.0% in 1999 and 1998 and 34.0% in 1997. The rate is based on estimates of our earnings before taxes in the various tax jurisdictions in which we operate throughout the world. While changes in our mix of earnings before taxes in these tax jurisdictions can cause our effective tax rate to fluctuate, we currently expect our effective tax rate to remain at 35% in 2000.

TEST AND MEASUREMENT

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Net revenue.................................................   $4,082     $4,100     $4,203
Earnings from operations....................................      377        348        674
  As a percentage of net revenue............................      9.2%       8.5%      16.0%

NET REVENUE

    Net revenue from our test and measurement business was lower in the first half of 1999 and grew in the second half of 1999, compared to the same periods of 1998, and remained essentially unchanged from the full year of 1998. Net revenue decreased 2.5% in 1998 from 1997. Results in 1998 and the first half of 1999 reflected weak economic conditions in Asia, which represented approximately 31% of test and measurement's total net revenue in 1999 and 1998 compared to approximately 36% in 1997. A slowdown in the semiconductor industry in mid-1998, which was partially caused by the economic conditions in Asia, also reduced our revenue growth. Competitive pressure increased because of these conditions and, in some cases, we granted higher than normal pricing discounts and allowances in 1998 and the first half of 1999. These revenue trends were partially offset by increased sales of communications products and products for development and deployment of higher bandwidth and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

optical networks, particularly in the second half of 1999. In addition, service revenue increased 12.0% in 1999 from 1998 and 18.6% in 1998 from 1997.

EARNINGS FROM OPERATIONS

    Earnings from operations from our test and measurement business increased 8.3% in 1999 from 1998 and decreased 48.4% in 1998 from 1997. In 1999, the increase resulted from lower cost of products and services partially offset by higher operating expenses. The decrease in 1998 from 1997 reflects a combination of lower net revenue and higher costs and expenses, including the costs of the 1998 restructuring.

    Cost of products and services as a percentage of net revenue decreased 2.0 percentage points in 1999 from 1998 and increased 3.3 percentage points in 1998 from 1997. The decrease in 1999 was due to cost savings resulting from the 1998 restructuring. This decrease was partially offset by the effect of lower volumes of products sold, primarily wireless communication test equipment and automated test equipment, and higher services revenue and the associated higher cost of this revenue. The increase in 1998 was substantially attributable to lower volumes and less profitable product mix, primarily in wireless communications products and automated test equipment. Cost of products in 1998 included restructuring charges for employee severance and higher excess inventory write-offs across all product lines, as a result of the weak economic conditions in Asia and the timing of new product introductions. These charges increased cost of products and services by 1.1 percentage points.

    Operating expenses as a percentage of net revenue increased 1.2 percentage points in 1999 from 1998 and 4.3 percentage points in 1998 from 1997. The increase in 1999 from 1998 was due to slightly lower net revenue combined with higher levels of expense. The increase in 1998 from 1997 was due to a combination of lower net revenue and higher expenses. In 1999, continued savings from cost reduction programs initiated in the second half of 1998 resulted in significant decreases in some components of both research and development and selling, general and administrative expenses. However, these savings were fully offset by costs incurred as part of becoming a separate, stand-alone entity, particularly costs related to advertising and product branding.

    Research and development expense was unchanged in 1999 compared to 1998 and increased 10.0% in 1998 from 1997. The increase in 1998 from 1997 reflects our ongoing investment in new products. Selling, general and administrative expense increased 3.4% in 1999 from 1998 and increased 7.4% in 1998 from 1997. In 1998, our cost reduction programs slowed overall expense growth and significantly decreased some variable operating costs. However, this was partially offset by 1998 restructuring charges for employee severance costs.

SEMICONDUCTOR PRODUCTS

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Net revenue.................................................   $1,722     $1,574     $1,479
Earnings (loss) from operations.............................      133       (106)        57
  As a percentage of net revenue............................      7.7%      (6.7)%      3.9%

NET REVENUE

    Net revenue from our semiconductor products business increased 9.4% in 1999 from 1998 and 6.4% in 1998 from 1997. The increase in 1999 was achieved despite the sale of the power amplifier

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

business in late 1998. If net revenue in 1998 were adjusted to exclude revenue of the power amplifier business, net revenue would have increased by 15.2% in 1999 over 1998. Net revenue growth in 1999 primarily reflects increased shipments of fiber optic products, application specific integrated circuits (ASICs), motion control products, wireless semiconductor products, and high-speed networking products. In 1998, shipments of fiber optics and high-speed networking products grew strongly. In addition, shipments in 1998 of integrated circuits increased significantly over 1997 due to increased sales to Hewlett-Packard. In the second half of 1998, revenue growth slowed due to customer anticipation of the divestiture of the power amplifier business and the decline in the wireless communications semiconductor business in Asia. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was 37.0% in 1999, 34.5% in 1998 and 34.2% in 1997.

    We expect projected annual net revenue from sales of precision architecture-reduced instruction set computing (PA-RISC) microprocessors to Hewlett-Packard to decline by approximately $46 million from 1999 to 2000 as Hewlett-Packard purchases these products from an alternate supplier. We currently do not expect to incur any incremental costs related to winding down the microprocessor business. Although we expect that the loss of the revenue associated with the microprocessor business will have a negative impact on our net revenue growth rates in the short term, we believe this negative impact will not have a material effect on our consolidated results of operations.

    In November 1999, we expanded our existing joint venture relationship with Royal Philips Electronics, N.V and transferred a portion of our light-emitting diode (LED) business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the business transferred to the joint venture will no longer be consolidated in our results. Instead, we will record our portion of the joint venture's net earnings or loss in other income (expense), net.

EARNINGS FROM OPERATIONS

    Earnings from operations from our semiconductor products business increased 225.5% in 1999 from 1998 and decreased 286.0% in 1998 from 1997. The increase in 1999 resulted from higher revenue and cost savings from the 1998 restructuring. The decrease in 1998 from 1997 occurred despite growth in net revenue and was primarily due to costs incurred for the 1998 restructuring.

    Cost of products as a percentage of net revenue decreased 13.5 percentage points in 1999 from 1998 and increased 9.7 percentage points in 1998 from 1997. A substantial portion of the improvement in 1999 was the result of the 1998 restructuring. Decreases in cost of products also resulted from increased volumes in the ASIC business and a more profitable product mix, specifically higher volumes of fiber optic communications products, motion control devices and microprocessors. These improvements were partially offset by a $51 million charge in the third quarter of 1999 related to the write-down of a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch semiconductor wafers. We committed to outsource eight-inch semiconductor wafer production to a third-party contractor in October 1998. The building shell was completed at the time construction was stopped. We sought a semiconductor manufacturing partner to utilize the building for its initial intended use. During 1999, we exhausted these efforts without success. Accordingly, we concluded that the highest fair value for this building is based on selling it for use as an office or general use facility. Therefore, we have written down the carrying value of the facility to the estimated amount to be realized upon the sale of the building shell. The increase in cost of products as a percentage of net revenue in 1998 includes $116 million of restructuring charges. Without

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

these charges, cost of products as a percentage of net revenue compared to 1997 would have increased primarily as a result of lower ASIC volumes in the second half of 1998.

    Operating expenses as a percentage of net revenue decreased 1.0 percentage point in 1999 from 1998 and increased 1.0 percentage point in 1998 from 1997. The decrease in 1999 was primarily the result of higher revenue. The increase in 1998 from 1997 was due to higher expenses, including amounts related to the 1998 restructuring, partially offset by the growth in net revenue.

    Research and development expense increased 10.5% in 1999 from 1998 and 13.7% in 1998 from 1997. The increase in 1999 reflects increased investments in the fast growing fiber optics, high-speed networking, and image and position sensor businesses. Research and development expense increased in 1998 primarily as a result of our efforts to develop high-speed networking products and advanced technology ASICs. Selling, general and administrative expenses were unchanged in 1999 from 1998. Selling, general and administrative expense increased 8.5% in 1998 from 1997, 1.5 percentage points of which reflects the restructuring charge. The remainder of the increase was primarily related to higher sales and marketing expenses.

    We expect future research and development efforts to focus on the areas of wired/wireless communications and imaging. Although we have had significant research and development expenses related to semiconductor process technologies in recent years, we expect to conduct future efforts through joint venture partnering arrangements and through third-party agreements, thereby reducing our research and development expenses in this area.

HEALTHCARE SOLUTIONS

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Net revenue.................................................   $1,501     $1,340     $1,208
Earnings from operations....................................      125         62         30
  As a percentage of revenue................................      8.3%       4.6%       2.5%

NET REVENUE

    Net revenue from our healthcare solutions business increased 12.0% in 1999 from 1998 and 10.9% in 1998 from 1997. The increase in 1999 was primarily related to strong sales in the second half of 1999. Growth in net revenue from cardiology products and patient monitoring products was moderated by a decline in net revenue from ultrasound imaging products. In the first half of 1999, internal production constraints resulting from our transition to a new enterprise resource planning system in November 1998 at our Andover, Massachusetts facility contributed to the decline in revenue from the ultrasound imaging products and also affected the growth rate in patient monitoring revenue. The implementation of the new enterprise resource planning system is now complete, and we do not anticipate further problems. In addition, service revenue grew 11.7% in 1999 from 1998. The increase in 1998 from 1997 was driven by strong sales of new patient monitoring systems and cardiology ultrasound imaging products, which were introduced in the second half of 1997. The net revenue growth in 1998 from 1997 was achieved despite the negative impact from international revenue resulting from economic weakness in certain markets in Asia as well as lower healthcare system spending in parts of Europe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

EARNINGS FROM OPERATIONS

    Earnings from operations from our healthcare solutions business increased 101.6% in 1999 from 1998 and 106.7% in 1998 from 1997. The increases in both periods were primarily due to higher net revenue, partially offset by higher costs and expenses.

    Cost of products and services as a percentage of net revenue decreased by
1.9 percentage points in 1999 from 1998 and .9 percentage points in 1998 from 1997. The decrease in 1999 was primarily due to lower overhead, lower product installation costs and a more profitable product mix. The decrease in 1998 from 1997 was primarily a result of higher volumes, as product transition issues and manufacturing quality control issues encountered in 1997 were resolved. The effect of higher volumes was partially offset by increased spending related to the implementation of a new worldwide quality system and the development of a new enterprise resource planning system.

    Operating expenses as a percentage of net revenue decreased 1.8 percentage points in 1999 from 1998 and 1.2 percentage points in 1998 from 1997. In 1999, the decrease was due to higher net revenue partially offset by higher expenses. The decrease in 1998 from 1997 resulted primarily from higher revenue, partially offset by increased expenses from the inclusion of Heartstream's operations. Without the acquisition of Heartstream, operating expenses as a percentage of net revenue would have decreased 2.9 percentage points in 1998 from 1997.

    Research and development expense increased 7.0% in 1999 from 1998 and decreased 3.0% in 1998 from 1997. The 1999 increase was largely a result of our efforts to develop new automatic external defibrillator products. In 1998, research and development expense exclusive of Heartstream decreased significantly due to the lower spending levels required to complete customer commitments after our divestiture of the healthcare information management business. This decrease was partially offset by investments in the development of Heartstream's automatic external defibrillators. Selling, general and administrative expense increased 7.3% in 1999 from 1998 and 11.1% in 1998 from 1997. Costs related to our becoming a separate, stand-alone entity, including advertising and product branding expenses, accounted for approximately half of the increase in 1999 from 1998. Most of the remainder of the increase in 1999 was due to amortization of goodwill associated with the Heartstream acquisition. Approximately half of the increase in 1998 from 1997 was due to the acquisition of Heartstream, which resulted in increased headcount in the sales organization and higher goodwill amortization. The remainder was due to increased selling and marketing expenses.

CHEMICAL ANALYSIS

                                                             YEAR ENDED OCTOBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                             (DOLLARS IN MILLIONS)
Net revenue............................................   $1,026      $938       $895
Earnings from operations...............................      112        75         77
  As a percentage of revenue...........................     10.9%      8.0%       8.6%

NET REVENUE

    Net revenue from our chemical analysis business increased 9.4% in 1999 from 1998 and 4.8% in 1998 from 1997. In 1999, the net revenue increase was generated by growth across all product lines and included a 15.2% increase in service revenue. Demand within the pharmaceutical industry was especially strong, leading to increased sales of our liquid chromatography products. In addition, sales to our customers in Asia in the second half of 1999 increased as economic conditions in the region

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

continue to improve. The increase in 1998 resulted from strong growth in mass spectroscopy, liquid chromatography and consumables, such as columns and supplies. Growth in 1998 was achieved despite decreased revenue from products and services sold to customers in Asia as a whole and Japan in particular as a result of the economic conditions in that region. In 1998, pricing pressures increased as some competitors cut prices worldwide.

EARNINGS FROM OPERATIONS

    Earnings from operations from our chemical analysis business increased 49.3% in 1999 from 1998 and decreased 2.6% in 1998 from 1997. The increase in 1999 was due primarily to higher net revenue, partially offset by higher costs and expenses. The decrease in 1998 from 1997 reflects higher operating expenses partially offset by higher revenue.

    Cost of products and services as a percentage of net revenue decreased by
3.6 percentage points in 1999 from 1998 and .7 percentage points in 1998 from 1997. In 1999, the improvement was driven by higher volumes, greater manufacturing efficiencies in our mass spectrometer and liquid chromatography product lines and lower warranty costs as a result of improved product reliability. In addition, greater efficiency within the services business accounted for .8 percentage points of the improvement. The improvement in 1998 was due to revenue growth and higher volumes. In addition, cost structure improvements were achieved as we moved some production processes to contract manufacturers.

    Operating expenses as a percentage of net revenue increased .6 percentage points in 1999 from 1998 and 1.3 percentage points in 1998 from 1997. The increases in both years resulted from greater growth in expenses than in net revenue.

    Research and development expense increased 13.9% in 1999 from 1998 and 9.7% in 1998 from 1997. The increase in 1999 reflects increased investment in our microfluidics program. Microfluidics is the manipulation of minute quantities of fluids. In 1998, research and development investments increased primarily due to joint development efforts in the bio-instrumentation and microfluidics areas. Selling, general and administrative expense increased 10.6% in 1999 from 1998 and 8.2% in 1998 from 1997. The increase in both years was primarily due to higher marketing and field selling costs. The increase in 1999 also reflects the costs related to our operating as a separate, stand-alone entity, particularly advertising and product branding expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Hewlett-Packard has managed cash on a centralized basis. Cash receipts associated with our businesses have been transferred to Hewlett-Packard on a daily basis and Hewlett-Packard has provided funds to cover our disbursements. Accordingly, we have reported no cash or cash equivalents at October 31, 1999 and 1998.

    In November and December 1999, Hewlett-Packard made cash payments to us totaling $1.3 billion to fund our working capital and other needs for the first few months of our operations as a separate, stand-alone entity. In addition, Hewlett-Packard transferred approximately $.5 billion to fund our acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan. In accordance with our separation agreement with Hewlett-Packard, Hewlett-Packard retained some of our assets and liabilities and Hewlett-Packard transferred to us some of the assets and liabilities related to its business. We expect that our cash balance will initially decline until we begin to collect newly generated accounts receivable. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and distributed to Hewlett-Packard as a dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    We generated cash from operations of $461 million in 1999 compared to $751 million in 1998 and $965 million in 1997. In all periods, cash from operations is primarily a result of net earnings adjusted for non-cash charges for depreciation and amortization. In addition, lower cash from operations in 1999 resulted from a significant increase in accounts receivable due to particularly strong shipments in October 1999.

    Capital expenditures for property, plant and equipment constituted substantially all of our cash used in investing activities in 1999, 1998 and 1997. The amounts expended were partially offset by proceeds from divestitures and the disposal of excess, unused or retired assets. The high level of capital expenditures in 1997 reflected our investment in our semiconductor products business integrated circuit fabrication capability, which was subsequently replaced with a joint venture arrangement. In addition, we used cash in each period to acquire several small companies. We expect to continue to acquire complementary products or businesses in the future.

    On July 6, 1999, Hewlett-Packard entered into an agreement with Yokogawa Electric Corporation (Yokogawa) to acquire Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan for approximately $521 million. Under the terms of the agreement, Hewlett-Packard will acquire Yokogawa's shares through a series of purchase transactions beginning in January 2000. Under the terms of the Master Separation and Distribution Agreement, we assumed Hewlett-Packard's obligations under the agreement with Yokogawa. In the initial step, which will occur on or before January 31, 2000, we will purchase 10.4% of Hewlett-Packard Japan's shares from Yokogawa. In the second step, which will occur on or before April 30, 2000, we will purchase 10.4% of Hewlett-Packard Japan's shares from Yokogawa. We will purchase the remaining 4.2% of Hewlett-Packard Japan's shares owned by Yokogawa prior to March 31, 2003. In November 1999, Hewlett-Packard provided the funding for this transaction.

    An independent valuation has been performed, which we used to determine the portion of the transaction's purchase price attributable to our businesses and the remaining Hewlett-Packard business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $375 million is attributable to us, with the remainder attributable to Hewlett-Packard's business; $302 million of the purchase price will be recorded as goodwill, which will be amortized over 10 years.

    Our commitments consist primarily of future minimum lease payments under noncancelable lease agreements, our obligations under the transaction with Yokogawa described above and cash capital contributions required under the terms of a joint venture agreement. In addition, we have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period after the separation.

    Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. We believe that the cash funding we received from Hewlett-Packard together with cash generated from operations and our unused lines of credit, which total $500 million, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure that additional financing, if needed, will be available on favorable terms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

FACTORS THAT MAY AFFECT FUTURE RESULTS

    IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.

    We sell our products in several industries that are characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

    - properly identify customer needs;

    - price our products competitively;

    - innovate and develop new technologies and applications;

    - successfully commercialize new technologies in a timely manner;

    - manufacture and deliver our products in sufficient volumes on time; and

    - differentiate our offerings from our competitors' offerings.

    Many of our products are used by our customers to develop, test and manufacture their new products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers' products. Development of new products generally requires a substantial investment before we can determine the commercial viability of these innovations. If we fail to adequately predict our customers' needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue. For example, the cellular phone industry, which is served by our test and measurement and semiconductor products businesses, currently has several competing communications standards. We may suffer competitive harm if we dedicate resources to developing products and technologies to support a standard that does not achieve broad market acceptance. Our other businesses will encounter similar challenges. In our healthcare business, new technologies that we develop may not be quickly accepted because of industry-specific factors such as the need for regulatory clearance, entrenched patterns of clinical practice, uncertainty over third- party reimbursement and clinicians' fears of malpractice suits. We would suffer competitive harm if we dedicate a significant amount of resources to the development of products and technologies that do not achieve broad market acceptance.

    ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS, PARTICULARLY IN KOREA AND JAPAN, COULD ADVERSELY AFFECT OUR SALES.

    Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our net revenue originating outside the United States, as a percentage of our total net revenue, was 55.2% in 1999, 54.4% in 1998 and 56.3% in 1997. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

    - changes in foreign currency exchange rates;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

    - trade protection measures and import or export licensing requirements;

    - potentially negative consequences from changes in tax laws;

    - difficulty in staffing and managing widespread operations;

    - differing labor regulations;

    - differing protection of intellectual property; and

    - unexpected changes in regulatory requirements.

    We do a substantial portion of our businesses in Korea and Japan, which have been subject to increased economic instability in recent years. Our businesses declined in 1998 when Korea and Japan experienced economic difficulties. The recurrence of weakness in these economies or weakness in other international economies could have a significant negative effect on our future operating results.

    FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter. For example, when our revenue declined in 1998 as a result of the financial crisis in Asia, it caused significant negative fluctuations in our operating results. Other factors that could affect our quarterly operating results include:

    - demand for and market acceptance of our products;

    - competitive pressures resulting in lower selling prices;

    - adverse changes in the level of economic activity in the United States and other major regions in which we do business;

    - adverse changes in industries, such as semiconductors and electronics, on which we are particularly dependent;

    - changes in the relative portion of our revenue represented by our various products and customers;

    - unanticipated delays or problems in the introduction of new products;

    - our competitors' announcements of new products, services or technological innovations;

    - increased costs of raw materials or supplies;

    - changes in the timing of product orders; and

    - our inability to forecast revenue in a given quarter from large system sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    THE CURRENT TECHNOLOGY LABOR MARKET IS VERY COMPETITIVE, AND OUR BUSINESSES WILL SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN SUFFICIENT PERSONNEL.

    Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain and expand our businesses. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including the Silicon Valley region of Northern California where our headquarters and central research and development laboratories are located. Although we believe we offer competitive salaries and benefits, certain of our businesses have had to increase spending in order to retain personnel. We also believe we have benefited from Hewlett-Packard's name and reputation as an employer in the past. To the extent we do not obtain similar popular recognition, our ability to attract and retain personnel could be harmed. In addition, some employees of Hewlett-Packard who worked in our businesses in the past may have chosen, or may choose, to remain with Hewlett- Packard in other positions. Until 30 days prior to Hewlett-Packard's distribution of our stock, our employees are generally eligible to apply for and move to positions at Hewlett-Packard without losing their Hewlett-Packard tenure.

    OUR OPERATING RESULTS COULD BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

    Many of the industries and markets into which we sell our products are cyclical. For example, in 1998 the operating results of our test and measurement and semiconductor products businesses were harmed by downturns in the semiconductor market. From time to time, the electronics industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. In addition, the computer industry is subject to seasonal and cyclical fluctuations in demand for its products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, the healthcare industry has experienced a significant increase in cost pressures resulting from hospital consolidation and the trend by insurance companies to reduce payments to healthcare providers. Any significant downturn in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our businesses.

    AS A SEPARATE COMPANY FROM HEWLETT-PACKARD, WE MAY EXPERIENCE INCREASED COSTS RESULTING FROM DECREASED PURCHASING POWER WHICH COULD DECREASE OUR PROFITABILITY.

    Prior to our separation from Hewlett-Packard, our businesses were able to take advantage of Hewlett-Packard's size and purchasing power in procuring goods, services and technology, such as computer software licenses. As a separate, stand-alone entity, we may be unable to obtain goods, services and technology at prices and on terms as favorable as those we obtained prior to the separation. In addition, our patent cross-license agreement with Hewlett-Packard gives us the right to sublicense only a portion of Hewlett-Packard's intellectual property portfolio. As a result, in negotiating patent cross-license agreements with third parties, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we had access to Hewlett-Packard's entire intellectual property portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    OUR SEMICONDUCTOR TECHNOLOGY LICENSING AND SUPPLY ARRANGEMENTS WITH HEWLETT-PACKARD LIMIT OUR ABILITY TO SELL TO OTHER COMPANIES AND COULD RESTRICT OUR ABILITY TO EXPAND OUR BUSINESSES.

    We do not have a license under Hewlett-Packard's patents, patent applications and invention disclosures for, with some exceptions, inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products. In addition, our ICBD Technology Ownership and License Agreement, which generally covers integrated circuit technology that is used in integrated circuits for Hewlett Packard's printers, scanners and computers, provides that for a period of three years in some cases and 10 years in other cases we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

    Although we have entered into a supply agreement for the sale to Hewlett-Packard of these kinds of integrated circuits, the supply agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. In the event that Hewlett-Packard reduces its purchase of our integrated circuits, we would be unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers.

    IF DEMAND FOR HEWLETT-PACKARD'S PRINTER, WORKSTATION AND SERVER PRODUCTS DECLINES, OR IF HEWLETT-PACKARD CHOOSES A DIFFERENT SUPPLIER, OUR SEMICONDUCTOR PRODUCTS BUSINESS REVENUE WILL DECLINE SIGNIFICANTLY.

    Historically, some of our businesses have sold products to Hewlett-Packard and have engaged in product development efforts with divisions of Hewlett-Packard. In 1999, Hewlett-Packard accounted for 10% of our total net revenue and 37% of our semiconductor products business' net revenue.

    OUR ABILITY TO COMPETE FOR HEWLETT-PACKARD'S BUSINESS MAY SUFFER AS A RESULT OF OUR SEPARATION DUE TO DECREASED ACCESS TO HEWLETT-PACKARD'S RESEARCH AND DEVELOPMENT STRATEGY, TECHNOLOGY PLANS, FUTURE PRODUCT FEATURES AND PRODUCT SUPPLY NEEDS.

    In the past, we have benefited from our access to Hewlett-Packard's research and development strategy, technology plans, future product features and product supply needs in competing for Hewlett-Packard's business. If our competitors were to gain better access to Hewlett-Packard as a result of our separation, our competitors may be able to develop products that better meet the future needs of Hewlett-Packard, decreasing the competitiveness of our products. In addition, we have taken advantage of collaborative relationships with some of Hewlett-Packard's businesses. We may not continue to enjoy all of the benefits of these collaborative relationships, particularly if our patent cross-license is not renewed.

    WE FACE AGGRESSIVE COMPETITION IN ALL AREAS OF OUR BUSINESSES, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESSES WILL BE HARMED.

    We encounter aggressive competition in all areas of our businesses. Our competitors are numerous, ranging from some of the world's largest corporations, such as General Electric Company, International Business Machines Corporation, Lucent Technologies, Inc. and Siemens AG, to many highly specialized firms, such as Anritsu Corporation, PE Biosystems, Teradyne, Inc. and Waters Corporation, as well as many smaller technology startups. We may not be able to compete effectively with all of these competitors. To remain competitive, we will need to develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive, and we will have to manage financial returns effectively. In addition, new

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

competitors may emerge, and entire product lines may be threatened by new technologies or market trends which reduce the value of these product lines.

    WE MAY FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS IN THE MANUFACTURE, PROCESSING AND DISTRIBUTION OF CHEMICALS, AND, IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES OR BE PROHIBITED FROM DISTRIBUTING OUR PRODUCTS.

    Some of our chemical analysis business' products are used in conjunction with chemicals whose manufacture, processing and distribution are regulated by the United States Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing and distribution of these chemicals to these laws, and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

    IF WE FAIL TO MAINTAIN SATISFACTORY COMPLIANCE WITH THE FOOD AND DRUG ADMINISTRATION'S REGULATIONS, WE MAY BE FORCED TO RECALL PRODUCTS AND CEASE THEIR MANUFACTURE AND DISTRIBUTION, AND WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES.

    The medical device products produced by our healthcare solutions business are subject to regulation by the United States Food and Drug Administration
(FDA) and similar international agencies. Their regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. For example, we received a warning letter from the FDA in 1996 alleging non-compliance with the FDA's quality system regulations at one of our facilities. The FDA's quality systems regulation includes elaborate design, testing, control, documentation and other quality assurance requirements. We had to apply considerable resources to address the FDA's concerns. We believe we have resolved the issues identified in the FDA's letter and the FDA has concurred with our assessment, but we cannot assure you that the FDA will not identify other areas of noncompliance. If we fail to maintain satisfactory compliance with the FDA's quality system and other regulations, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

    In addition, our chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act and similar regulations. Therefore, we must continually adapt our chemical analysis products to changing regulations.

    COST CONTAINMENT MEASURES IN THE HEALTHCARE INDUSTRY AND THE EFFECT OF ANY HEALTHCARE REFORM COULD HARM OUR PROFITABILITY.

    Our healthcare customers rely on third-party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead our customers to reduce or eliminate purchases of our products. Likewise, legislative proposals to reform healthcare or reduce government programs could result in lower prices for or rejection of our products. The cost containment measures that healthcare

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

providers are instituting and the effect of any healthcare reform, both in the United States and internationally, could harm our ability to operate profitably.

    ENVIRONMENTAL CONTAMINATION FROM PAST OPERATIONS COULD SUBJECT US TO UNREIMBURSED COSTS AND COULD HARM ON-SITE OPERATIONS AND THE FUTURE USE AND VALUE OF THE PROPERTIES INVOLVED.

    Some of our properties are undergoing remediation by Hewlett-Packard for known subsurface contamination. Hewlett-Packard has agreed to retain the liability for all known subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, Hewlett-Packard will have access to our properties to perform remediation. While Hewlett-Packard has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot assure you that Hewlett-Packard will fulfill its indemnification or remediation obligations.

    We are indemnifying Hewlett-Packard for any liability associated with contamination from past operations at all other properties to be transferred from Hewlett-Packard to us other than those properties currently undergoing remediation by Hewlett-Packard. While we are not aware of any material liabilities associated with existing subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

    ENVIRONMENTAL CONTAMINATION CAUSED BY ONGOING OPERATIONS COULD SUBJECT US TO SUBSTANTIAL LIABILITIES IN THE FUTURE.

    We will be responsible for any contamination to our properties arising out of our operations following the separation. Our semiconductor and other manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. We may be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the United States, even if not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

    WE ARE SUBJECT TO LAWS AND REGULATIONS GOVERNING GOVERNMENT CONTRACTS, AND OUR FAILURE TO ADDRESS THESE LAWS AND REGULATIONS OR COMPLY WITH GOVERNMENT CONTRACTS COULD HARM OUR BUSINESSES.

    We have agreements relating to the sale of our products to government entities and as a result we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the terms of government contracts. We have received and are complying with formal requests for information by the government regarding our sales of products to some of the government agencies with which we have contracted. Based on our review to date, we have not found that there are any violations of the pertinent laws or regulations relating to these contracts. However, these requests may result in legal proceedings against us or liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    WE AND OUR CUSTOMERS ARE SUBJECT TO VARIOUS OTHER GOVERNMENTAL REGULATIONS, AND WE MAY INCUR SIGNIFICANT EXPENSES TO COMPLY WITH THESE REGULATIONS AND DEVELOP OUR PRODUCTS TO BE COMPATIBLE WITH THESE REGULATIONS.

    Several of our product lines are subject to other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

    Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses will be harmed.

    THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS.

    Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Moreover, in connection with future intellectual property infringement claims, we will only have the benefit of asserting counterclaims based on Hewlett-Packard's intellectual property portfolio in limited circumstances, and we will only be able to offer licenses to Hewlett- Packard's intellectual property in order to resolve claims in limited circumstances.

    Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

    We often rely on licenses of intellectual property useful for our businesses. We cannot assure you that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses may change as a result of our separation from Hewlett-Packard.

    THIRD PARTIES MAY INFRINGE OUR INTELLECTUAL PROPERTY, AND WE MAY EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY.

    Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patent applications or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

    We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

    IF OUR FACTORIES OR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS DUE TO EARTHQUAKE, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

    Several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and Agilent Technologies Laboratories in California and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Hewlett-Packard does not carry catastrophic insurance policies which cover potential losses caused by earthquakes. After the distribution, we do not expect to obtain insurance to cover potential losses resulting from earthquakes.

    OUR NEW NAME IS NOT YET RECOGNIZED AS A BRAND IN THE MARKETPLACE, AND AS A RESULT OUR PRODUCT SALES COULD SUFFER.

    The loss of the "Hewlett-Packard" brand name may hinder our ability to establish new relationships. In addition, our current customers, suppliers and partners may react negatively to the separation. In connection with our separation from Hewlett-Packard, we will change the brand name and most of the trademarks and trade names under which we conduct our businesses. This transition to our new name will occur rapidly in the case of some products and over specified periods of time in the case of other products. We believe that sales of our products have benefited from the use of the 'Hewlett-Packard' brand name. In addition, although we believe we have all necessary rights to use the new brand name, our rights to use it may be challenged by others.

    WE CURRENTLY USE HEWLETT-PACKARD'S INFORMATION SYSTEMS, AND WE MUST DEVELOP OUR OWN INFORMATION SYSTEMS COST-EFFECTIVELY.

    We currently use Hewlett-Packard's systems to support our operations, including systems to manage inventory, order processing, human resources, shipping and accounting. We have an agreement with Hewlett-Packard for Hewlett-Packard to continue to provide information services to us for up to the next two years. During this time period, while we are developing our own systems, we will be dependent on Hewlett-Packard for the provision of these information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex. These systems have been modified, and are in the process of being further modified, to enable Hewlett-Packard to separately track items related to our businesses. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

    We are in the process of creating our own information systems to eventually replace Hewlett-Packard's systems. We may not be successful in implementing these systems and transitioning data from Hewlett-Packard's systems to ours. We are currently in the process of implementing new enterprise

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

resource planning software applications to manage some of our information systems. Our chemical analysis and healthcare solutions businesses have each migrated to new enterprise resource planning software, and each experienced disruptions during the transition process that negatively affected their operating results for the period in which the transition occurred.

    Any failure or significant downtime in Hewlett-Packard's or our own information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our businesses. In addition, Hewlett-Packard's and our information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of current Hewlett-Packard employees to our company. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems, our businesses could suffer.

    THE TRANSITIONAL SERVICES BEING PROVIDED TO US BY HEWLETT-PACKARD MAY NOT BE SUFFICIENT TO MEET OUR NEEDS, AND WE MAY PAY INCREASED COSTS TO REPLACE THESE SERVICES AFTER OUR AGREEMENTS WITH HEWLETT-PACKARD EXPIRE.

    Hewlett-Packard has agreed to provide certain transitional services to us, including services related to:

       - information technology systems;

       - buildings and facilities; and

       - finance and accounting.

    These services may not be provided at the same level as when we were part of Hewlett-Packard, and we may not be able to obtain the same benefits. We will also lease and sublease certain office and manufacturing facilities from Hewlett-Packard. These transitional service and leasing arrangements generally have a term of less than two years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we will receive from Hewlett-Packard.

    These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Hewlett-Packard. As a result, some of these agreements may have terms and conditions that are less specific than some agreements that are negotiated at arms-length. The prices charged to us under these agreements may be different from the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

    SUBSTANTIAL SALES OF COMMON STOCK MAY OCCUR IN CONNECTION WITH THE DISTRIBUTION, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Hewlett-Packard has announced that it intends to distribute the approximately 380,000,000 shares of common stock it owns to Hewlett-Packard stockholders by the middle of calendar year 2000. Substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, this distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    A portion of Hewlett-Packard's common stock is held by index funds tied to the Standard & Poor's 500 Index, the Dow Jones Industrial Average or other stock indices. If we are not in these indices at the time of Hewlett-Packard's distribution of our common stock, these index funds will be required to sell our stock. Similarly, other institutional stockholders are not allowed by their charters to hold the stock of companies that do not pay dividends. Since we currently do not intend to pay dividends, we expect that these stockholders will sell the shares of our common stock distributed to them. Any sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock.

    OUR BUSINESSES MAY SUFFER IF HEWLETT-PACKARD DOES NOT COMPLETE ITS DISTRIBUTION OF OUR COMMON STOCK.

    Hewlett-Packard has announced that it intends to distribute to its stockholders all of our common stock that it owns by the middle of calendar year 2000, although it is not obligated to do so. This distribution may not occur by that time or at all. We may not obtain the benefits we expect as a result of this distribution, including greater strategic focus, increased agility and speed, greater access to capital markets, better incentives for employees, more accountable management and the other benefits. In addition, until this distribution occurs, the risks discussed below relating to Hewlett-Packard's control of us and the potential business conflicts of interest between Hewlett-Packard and us will continue to be relevant to our stockholders.

    WE WILL BE CONTROLLED BY HEWLETT-PACKARD AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING DURING SUCH TIME.

    After the completion of our initial public offering, Hewlett-Packard owns approximately 84.1% of our outstanding common stock. As long as Hewlett-Packard owns a majority of our outstanding common stock, Hewlett-Packard will continue to be able to elect our entire board of directors and to remove any director, with or without cause, without calling a special meeting. Investors in our initial public offering will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the Hewlett-Packard stockholders. As a result, Hewlett-Packard will control all matters affecting Agilent Technologies, including:

    - the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

    - the allocation of business opportunities that may be suitable for us and Hewlett-Packard;

    - any determinations with respect to mergers or other business combinations;

    - our acquisition or disposition of assets;

    - our financing;

    - changes to the agreements providing for our separation from Hewlett-Packard;

    - the payment of dividends on our common stock; and

    - determinations with respect to our tax returns.

    Hewlett-Packard is not prohibited from selling a controlling interest in us to a third party.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

    The historical financial information we have included has been carved out from Hewlett-Packard's consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. Hewlett-Packard did not account for us as, and we were not operated as, a single stand-alone entity for the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Hewlett-Packard, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

    For additional information, see our historical consolidated financial statements included in this report and notes thereto.

    WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH HEWLETT-PACKARD WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS THAT COULD HARM OUR BUSINESS OPERATIONS.

    Conflicts of interest may arise between Hewlett-Packard and us in a number of areas relating to our past and ongoing relationships, including:

    - labor, tax, employee benefit, indemnification and other matters arising from our separation from Hewlett-Packard;

    - intellectual property matters;

    - employee retention and recruiting;

    - major business combinations involving us;

    - sales or distributions by Hewlett-Packard of all or any portion of its ownership interest in us;

    - the nature, quality and pricing of transitional services Hewlett-Packard has agreed to provide us; and

    - business opportunities that may be attractive to both Hewlett-Packard and us.

    Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

    We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with Hewlett-Packard may be amended upon agreement between the parties. While we are controlled by Hewlett-Packard, Hewlett-Packard may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreement.

    OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF HEWLETT-PACKARD COMMON STOCK.

    Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Hewlett-Packard common stock and options to purchase Hewlett-Packard common stock. Ownership of Hewlett-Packard common stock by our directors and officers after our separation from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Hewlett- Packard could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Hewlett-Packard and us.

YEAR 2000

    The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

JANUARY 2000 UPDATE

    Through the first week of the year 2000, our operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Our customer-support operations continue to communicate to us that our customers have not reported any consequential Year 2000 incidents. The number of Year 2000-related telephone calls from customers into our response centers and customer-care centers has been much lower than anticipated. At our sites worldwide, we have not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell or service our products. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations.

YEAR 2000 READINESS OVERVIEW

    The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues that could also lead to incorrect calculations or failure: some systems' programming assigns special meaning to certain dates and the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 to remain functional. Our Year 2000 initiatives are focusing primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems and processes, including services and embedded chips (controllers); our products and services; and the readiness of significant third parties with whom we have material business relationships. In 1997, Hewlett-Packard established a Year 2000 Program Office to coordinate these programs for all of its businesses across the enterprise and to provide a single point of contact for information about Year 2000 programs. The Year 2000 efforts in these areas are led by the Year 2000 general manager who reports directly to Hewlett-Packard's senior management, including Agilent Technologies' chief executive officer.

    The costs associated with our IT internal readiness actions are a combination of incremental external spending and use of existing internal resources. We estimate that over the life of our IT internal readiness effort, we will have spent a total of approximately $90 million over a multi-year period. Based on current estimates, we do not believe that the costs associated with these actions will have a material adverse effect on our results of operations, cash flows or financial condition. However, the costs of these actions may vary from quarter to quarter. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of these changes. In addition, failure to achieve Year 2000 readiness for our internal systems and processes could delay our ability to manufacture and ship products and deliver services, disrupt our customer service and technical support facilities and interrupt customer access to our online products and services. Our inability to perform these functions could have an adverse effect on our future results of operations, cash flows or financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

INTERNAL IT SYSTEMS

    Hewlett-Packard established a dedicated Year 2000 IT Internal Readiness Program organization to oversee the worldwide Year 2000 internal IT application and infrastructure readiness activities for all its businesses. The IT Internal Readiness Program organization has provided monthly progress reports to Hewlett-Packard's senior management, including Agilent Technologies' chief executive officer. The IT Internal Readiness Program organization was charged with raising awareness throughout Hewlett-Packard and Agilent Technologies, developing tools and methodologies for addressing the Year 2000 issue, monitoring the development and implementation of business and infrastructure plans to bring non-compliant applications into compliance on a timely basis and identifying and helping resolve high-risk issues.

    We, in conjunction with the Hewlett-Packard Program, approached our Year 2000 IT Internal Readiness Program in four phases: (1) assessment,
(2) planning, (3) preparation and (4) implementation. The assessment phase involved taking an inventory of our internal IT applications to prioritize risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across and within business units regarding the magnitude of the problem and the need to address Year 2000 issues. The planning phase consisted of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure and determining resource requirements and allocations. The third phase, preparation, involved readying the development and testing environments and piloting the remediation process. Implementation, the last phase, consisted of executing the plans to fix, test and implement critical applications and associated infrastructure, and putting in place contingency plans for processes that have a high impact on our businesses. As of October 31, 1999, the implementation phase was virtually complete.

INTERNAL NON-IT SYSTEMS AND PROCESSES

    Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Year 2000 readiness for these internal non-IT systems is the responsibility of our worldwide operating units and their respective functions and operations, e.g., facilities, research and development, manufacturing, distribution, logistics, sales and customer support.

    The Year 2000 Program Office developed a comprehensive process to ensure all operations and global business units used a structured and standardized methodology to organize, plan and implement their Year 2000 readiness.

    Hewlett-Packard has also established a Year 2000 Council to coordinate its overall internal readiness and its business continuity planning efforts. The Council is composed of representatives from the major business units within Hewlett-Packard and Agilent Technologies and the critical corporate and infrastructure functions that support them. The Council is chaired by the Year 2000 general manager and has initiated a comprehensive program to ensure timely and consistent business continuity planning by all of Hewlett-Packard's and Agilent Technologies' business units. As of October 31, 1999, virtually all Year 2000 testing, internal mitigation and remediation activities, and business contingency plans have been finished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

PRODUCT AND CUSTOMER READINESS

    Our newly introduced products are Year 2000 compliant. However, some hardware and software products currently installed at customer sites will require upgrade or other remediation. Some of these products are used in critical applications in which the impact of non-performance to these customers and other parties could be significant. While we believe our customers are responsible for the Year 2000 readiness of their IT and business environments, we are taking significant steps to enable customers to achieve their readiness goals, thereby preserving our customers' satisfaction and our brand reputation. In 1997, Hewlett-Packard established a dedicated Year 2000 Product Compliance Program Office to coordinate worldwide Year 2000 product compliance activities for all its businesses including Agilent Technologies. The Product Compliance Program Office is charged with developing and overseeing implementation of plans to identify all standard products delivered since January 1, 1995; to test those products for compliance; to identify an appropriate path to compliance for non-compliant standard products; and to communicate the status and necessary customer action for non-compliant standard products.

    Agilent Technologies has an Internet website dedicated to communicating Year 2000 issues to a broad customer base. This website includes a product compliance search page that allows customers to look up the status of Agilent Technologies' products they have installed. Most of our key business groups have complementary Internet websites dedicated to similar communication to their specific customers. We are taking additional steps to identify affected customers, raise customer awareness related to non-compliance of some products and help customers to assess their risks.

    All of these efforts are coordinated by the Hewlett-Packard Year 2000 Products and Customers Board of Directors (Board), which is composed of representatives from all of Hewlett-Packard's and Agilent Technologies' product and service business units. The Board works in conjunction with the Product Compliance Program Office to develop and implement Hewlett-Packard's and Agilent Technologies' Year 2000 policies for products and services. The Year 2000 general manager chairs the Board.

    The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other product engineering costs. Past Year 2000 customer satisfaction costs have not been material. Future product readiness costs, including those for customer satisfaction, are not anticipated to be material. We are aware of the potential for legal claims against us and other companies for damages arising from products that are not Year 2000 compliant. We believe that we have taken sufficient communication and customer satisfaction steps so that any claims would not result in material liability for us.

    It is unknown how year 2000 issues may have affected or could affect customer spending patterns. As customers focused their attention and capital budgets on preparing their own businesses for the year 2000, they may have either delayed or accelerated purchases of new applications, services and systems from us. Many of our products run custom software or connect to other systems or peripheral products that may be adversely affected by operating system or hardware upgrades. Although it is possible that these factors may increase or change the timing of demand for certain of our products and services, the increase may be offset by the softening in demand for other offerings. As a result, these events may affect our future revenue and revenue patterns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

MATERIAL THIRD-PARTY RELATIONSHIPS

    We developed a Year 2000 process for dealing with our key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involved the following steps: (1) initial supplier survey; (2) risk assessment and contingency planning; (3) follow-up supplier reviews and escalation, if necessary; and where relevant, (4) testing. We received formal responses from substantially all of our critical suppliers. Most of them responded that they expected to address all their significant Year 2000 issues on a timely basis. We regularly reviewed and monitored the suppliers' Year 2000 readiness plans and performance. Based on our risk assessment, selective on-site reviews were performed. Risk analysis was completed with our base of suppliers and contingency plans were developed and tested. All critical surveys and testing efforts were completed by June 1, 1999. In some cases, to meet Year 2000 readiness, we have replaced suppliers or eliminated suppliers from consideration for new business. Where efforts to work with critical suppliers have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, or in certain situations includes a planned increase in the level of inventory held (e.g., in the case of sole sources). We also contracted with multiple transportation companies to provide product delivery alternatives and we conducted all Electronic Data Interchange
(EDI) migration and testing with our supply base.

    We identified and analyzed the most reasonably likely worst-case scenarios for third-party relationships affected by Year 2000. These scenarios included possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have had a major and material effect on our ability to build our products and deliver services to our customers. While we have contingency plans in place to address most issues under our control, an infrastructure problem outside of our control or some combination of several of these problems could have resulted in a delay in product shipments depending on the nature and severity of the problems. We expected that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could have lasted two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans.

    Although we have been dedicating substantial resources towards attaining Year 2000 readiness, we cannot assure you that we can successfully identify and address all Year 2000 issues. Even though we are confident we have acted in a timely manner to complete all of our assessments; to identify, develop and implement remediation plans believed to be adequate; and to develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to us.

    The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on our best estimates given information that is currently available and is subject to change. As we conclude our Year 2000 initiatives during the remainder of this year, we may discover that actual results will differ materially from these estimates.

ADOPTION OF THE EURO

    Hewlett-Packard established a dedicated task force to address the issues raised for all of its businesses, including Agilent Technologies, with the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999 and the transition period

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

will continue through January 1, 2002. Beginning January 1, 1999, product prices in local currencies were converted to Euros as required.

    The introduction and use of the Euro has not materially affected our foreign exchange and hedging activities or our use of derivative instruments. While we will continue to evaluate the impact of the Euro over time, based on currently available information, we do not believe that the introduction of the Euro currency will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Historically, our exposure to exchange rate risks has been managed on an enterprise-wide basis as part of Hewlett-Packard's risk management strategy. This strategy has utilized derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

    We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 1999, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Prior to the fourth quarter of 1999, we had no specifically identified hedging contracts and, accordingly, it was not practicable to perform a similar analysis on only our exposures. The sensitivity analysis described above was performed by Hewlett-Packard during the prior year and indicated that a hypothetical 10% movement in foreign exchange rates would not have a material effect on Hewlett-Packard's consolidated financial position, results of operations or cash flows. It is unlikely that the results of such an analysis on our exposures as of October 31, 1998 would indicate a material impact on our consolidated financial position, results of operations or cash flows.

    As of October 31, 1999, all debt has been retained by Hewlett-Packard. Therefore, no debt has been directly attributed to us. Accordingly, we have not been exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements appear in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding our directors appears under "Election of Directors" on pages 5-7 of our Notice of Annual Meeting of Stockholders and Proxy Statement, dated January 13, 2000 (the "Proxy Statement"). Those pages are incorporated by reference into this report. Information regarding our executive officers appears in Item I of this report under "Executive Officers of the Registrant."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears at page 12 of the Proxy Statement. That page is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information about compensation of our named executive officers is contained on pages 13-16 of the Proxy Statement. Information about compensation of our directors is contained on page 5 of the Proxy Statement. Those pages are incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information about security ownership of certain beneficial owners and management is contained on pages 11-12 of the Proxy Statement. Those pages are incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is contained on pages 17-27 of the Proxy Statement. Those pages are incorporated by reference into this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS
                                                                  Page
    Statement of Management Responsibility                         F-1
    Report of Independent Accountants                              F-2
    Consolidated Balance Sheet at October 31, 1999 and 1998        F-3
    Consolidated Statement of Earnings for the three years
     ended October 31, 1999                                        F-4
    Consolidated Statement of Cash Flows for the three years
     ended October 31, 1999                                        F-5
    Consolidated Statement of Stockholder's Equity for the
     three years ended October 31, 1999                            F-6
    Notes of Consolidated Financial Statements                     F-7

2. FINANCIAL STATEMENT SCHEDULES
    None.

3. EXHIBITS
    See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) REPORTS ON FORM 8-K
    None

STATEMENT OF MANAGEMENT RESPONSIBILITY

    Agilent Technologies' management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

    Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the company. We select and train qualified people who are provided with and expected to adhere to Agilent Technologies' standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of our control system.

    Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

    The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

Edward W. Barnholt
                                          Robert R. Walker
President and
                                          Senior Vice President and
Chief Executive Officer
                                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, cash flows and stockholder's equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
November 23, 1999

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    --    $    --
  Accounts receivable.......................................    1,635      1,215
  Inventory.................................................    1,499      1,485
  Other current assets......................................      404        375
                                                              -------    -------
    Total current assets....................................    3,538      3,075
Property, plant and equipment, net..........................    1,387      1,481
Other assets................................................      519        431
                                                              -------    -------
Total assets................................................  $ 5,444    $ 4,987
                                                              =======    =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $   510    $   435
  Employee compensation and benefits........................      550        574
  Deferred revenue..........................................      241        205
  Other accrued liabilities.................................      380        385
                                                              -------    -------
    Total current liabilities...............................    1,681      1,599
Other liabilities...........................................      381        366
Commitments and contingencies
Stockholder's equity:
  Preferred stock; $.01 par value; 125,000,000 shares
    authorized; none issued and outstanding.................       --         --
  Common stock; $.01 par value; 2,000,000,000 shares
    authorized; 380,000,000 shares issued and outstanding in
    1999....................................................        4         --
  Additional paid-in capital................................    3,378         --
  Stockholder's net investment..............................       --      3,022
                                                              -------    -------
    Total stockholder's equity..............................    3,382      3,022
                                                              -------    -------
Total liabilities and stockholder's equity..................  $ 5,444    $ 4,987
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENT OF EARNINGS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenue:
  Products..................................................   $6,193     $6,098     $6,114
  Products to Hewlett-Packard...............................      832        696        640
  Services..................................................    1,306      1,158      1,031
                                                               ------     ------     ------
    Total net revenue.......................................    8,331      7,952      7,785
                                                               ------     ------     ------
Costs and expenses:
  Cost of products..........................................    3,582      3,807      3,455
  Cost of services..........................................      806        705        671
  Research and development..................................      997        948        880
  Selling, general and administrative.......................    2,205      2,050      1,909
                                                               ------     ------     ------
    Total costs and expenses................................    7,590      7,510      6,915
                                                               ------     ------     ------
Earnings from operations....................................      741        442        870
Other income (expense), net.................................       46        (46)       (47)
                                                               ------     ------     ------
Earnings before taxes.......................................      787        396        823
Provision for taxes.........................................      275        139        280
                                                               ------     ------     ------
Net earnings................................................   $  512     $  257     $  543
                                                               ======     ======     ======

Basic and diluted net earnings per share....................   $ 1.35     $  .68     $ 1.43
                                                               ======     ======     ======
Average shares used in computing basic and diluted net
  earnings per share........................................      380        380        380
                                                               ======     ======     ======
Unaudited pro forma net earnings per share:
  Basic.....................................................   $ 1.13
                                                               ======
  Diluted...................................................   $ 1.11
                                                               ======
Average shares used in computing unaudited pro forma net
  earnings per share:
  Basic.....................................................      452
                                                               ======
  Diluted...................................................      460
                                                               ======

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net earnings..............................................   $ 512      $ 257      $ 543
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation and amortization...........................     475        477        409
    Deferred taxes on earnings..............................     (12)      (140)       (26)
    Non-cash restructuring and asset impairment charges.....      51         85         --
    Write-down of investments...............................      --         37         --
    Gains on divestitures...................................     (54)       (21)        --
    Changes in assets and liabilities:
      Accounts receivable...................................    (431)        18        (20)
      Inventory.............................................     (40)       (67)       (57)
      Accounts payable......................................      75        (60)        72
      Other current assets and liabilities..................     (52)       130         57
      Other, net............................................     (63)        35        (13)
                                                               -----      -----      -----
Net cash provided by operating activities...................     461        751        965
                                                               -----      -----      -----
Cash flows from investing activities:
  Investments in property, plant and equipment..............    (434)      (410)      (582)
  Dispositions of property, plant and equipment.............      74         78         81
  Acquisitions, net of cash acquired........................     (55)        (2)        (9)
  Cash proceeds of divestitures.............................     100         57         --
  Other, net................................................       6          5         (5)
                                                               -----      -----      -----
Net cash used in investing activities.......................    (309)      (272)      (515)
                                                               -----      -----      -----
Net cash transfers to Hewlett-Packard Company...............    (152)      (479)      (450)
                                                               -----      -----      -----
Change in cash and cash equivalents.........................      --         --         --
Cash and cash equivalents at beginning of year..............      --         --         --
                                                               -----      -----      -----
Cash and cash equivalents at end of year....................   $  --      $  --      $  --
                                                               =====      =====      =====

   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                 (IN MILLIONS)

                                                               ADDITIONAL   STOCKHOLDER'S       TOTAL
                                                     COMMON     PAID-IN          NET        STOCKHOLDER'S
                                                     STOCK      CAPITAL      INVESTMENT        EQUITY
                                                    --------   ----------   -------------   -------------
Balance, October 31, 1996.........................    $ --       $   --        $ 2,998         $2,998
Net earnings......................................      --           --            543            543
Transfer of net assets from Hewlett-Packard
  Company related to an immaterial acquisition....      --           --             19             19
Net cash transfers to Hewlett-Packard Company.....      --           --           (450)          (450)
                                                      ----       ------        -------         ------
Balance, October 31, 1997.........................      --           --          3,110          3,110
Net earnings......................................      --           --            257            257
Transfer of net assets from Hewlett-Packard
  Company related to the Heartstream
  acquisition.....................................      --           --            134            134
Net cash transfers to Hewlett-Packard Company.....      --           --           (479)          (479)
                                                      ----       ------        -------         ------
Balance, October 31, 1998.........................      --           --          3,022          3,022
Net earnings......................................      --           --            512            512
Net cash transfers to Hewlett-Packard Company.....      --           --           (152)          (152)
Transfer to common stock and additional paid-in
  capital.........................................       4        3,378         (3,382)            --
                                                      ----       ------        -------         ------
Balance, October 31, 1999.........................    $  4       $3,378        $    --         $3,382
                                                      ====       ======        =======         ======

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION

    On March 2, 1999, Hewlett-Packard Company (HP) announced a plan to create a separate company, subsequently named Agilent Technologies, Inc. (Agilent Technologies), comprised of HP's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories and associated infrastructure. HP also announced its intention to distribute all of the shares of Agilent Technologies' common stock that HP owns to HP's stockholders by the middle of calendar year 2000 (the distribution date).

    Agilent Technologies was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of HP. Agilent Technologies authorized 125,000,000 shares of $.01 par value preferred stock and 2,000,000,000 shares of $.01 par value common stock and issued 10,000,000 shares of common stock to HP. There are no shares of preferred stock issued and outstanding.

    Effective October 21, 1999, Agilent Technologies' Board of Directors declared a 38-for-one stock split in the form of a stock dividend. As of result of the stock split, common stock issued and outstanding increased to 380,000,000 shares. Shares outstanding and net earnings per share amounts have been adjusted for all periods.

    On November 18, 1999, Agilent Technologies launched its initial public offering of 72,000,000 shares of common stock at $30 per share. The net proceeds of the offering of $2.1 billion have been paid to HP as a dividend on November 23, 1999. After the completion of the offering, HP owns 84.1% of Agilent Technologies' outstanding common stock.

    HP and Agilent Technologies have entered into a Master Separation and Distribution Agreement (the separation agreement) under which HP transferred to Agilent Technologies, in November 1999, a majority of the assets and liabilities relating to Agilent Technologies' businesses and also provided to Agilent Technologies cash funding of approximately $1.1 billion. HP retained some of Agilent Technologies' assets and liabilities including accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred some of its assets and liabilities, including some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan. In addition, HP transferred to Agilent Technologies approximately $.5 billion to fund the acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan. The effects of these transactions were an increase to cash of approximately $1.6 billion, a decrease to net assets, excluding cash, of approximately $.8 billion and an increase to paid-in capital of approximately $.8 billion.

    The consolidated financial statements include the assets, liabilities, operating results and cash flows of Agilent Technologies and have been prepared using HP's historical bases in the assets and liabilities and the historical results of operations of Agilent Technologies. Changes in stockholder's equity represent HP's transfer of its net investment in Agilent Technologies, after giving effect to the net earnings of Agilent Technologies plus net cash transfers to HP and other transfers from HP. Agilent Technologies began accumulating retained earnings on November 1, 1999.

    The consolidated financial statements include allocations of certain HP corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. The expense allocations were determined on bases that HP and Agilent Technologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent Technologies. However, the financial information included herein may not reflect the consolidated financial position, operating results, cash flows and changes in stockholder's equity of Agilent

Technologies in the future or what they would have been had Agilent Technologies been operating as a separate, stand-alone entity during the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Agilent Technologies and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Agilent Technologies' consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION. Revenue from product sales, net of trade discounts and allowances, is recognized at the time the product is shipped or upon installation and customer acceptance, if the acceptance criteria are substantive. Provisions are established for estimated costs that may be incurred for product warranties and post-sales support. Revenue from services, including operating leases, is recognized over the contractual period or as services are rendered and accepted by the customer.

    ADVERTISING. Advertising costs are expensed as incurred and amounted to $130 million in 1999, $94 million in 1998 and $98 million in 1997.

    TAXES ON EARNINGS. Agilent Technologies' operating results historically have been included in HP's consolidated U.S. and state income tax returns and in tax returns of certain HP foreign subsidiaries. The provision for income taxes in Agilent Technologies' consolidated financial statements has been determined on a separate-return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

    NET EARNINGS PER SHARE. Basic and diluted net earnings per share have been computed by dividing the net earnings for each period presented by the 380,000,000 common shares outstanding.

    UNAUDITED PRO FORMA NET EARNINGS PER SHARE. Unaudited pro forma basic net earnings per share has been computed by dividing the net earnings for 1999 by the sum of the 380,000,000 common shares outstanding plus the 72,000,000 shares issued in Agilent Technologies' initial public offering, as the proceeds of the offering were distributed to HP. Unaudited pro forma diluted net earnings per share has been computed by dividing the net earnings for 1999 by the sum of the 380,000,000 common shares outstanding plus the 72,000,000 shares issued in the initial public offering plus 7,900,000 shares related to the estimated effect of dilutive stock options and other employee stock plans. The number of dilutive stock options was computed using the treasury stock method and the initial public offering price of $30.00 per share.

    It is currently unknown how many HP options held by Agilent Technologies employees will be assumed by Agilent Technologies. The estimated number of dilutive stock options assumes that 50% of the outstanding HP options held by Agilent Technologies employees are assumed by Agilent Technologies. The actual number of HP options assumed by Agilent Technologies will not be determined until individual employees make an election to amend their HP options in January 2000. See Note 9, "Employee Stock Plans," for a description of the election to be made by employees. In 1999, unaudited pro forma diluted earnings per common share would be $1.10 if 100% of the outstanding HP options were assumed and $1.13 if 0% of the outstanding HP options were assumed.

    CASH AND CASH EQUIVALENTS. Historically, HP has managed cash and cash equivalents on a centralized basis. Cash receipts associated with Agilent Technologies' businesses have been transferred to HP on a daily basis and HP has funded Agilent Technologies' disbursements.

    INVENTORY. Inventory is valued at standard cost that approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using accelerated methods, principally over 15 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment, including equipment leased to customers under operating leases. Depreciation of leasehold improvements is provided using the straight-line method over the life of the lease or the asset, whichever is shorter.

    IMPAIRMENT OF LONG-LIVED ASSETS. Agilent Technologies continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, Agilent Technologies assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, Agilent Technologies recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

    FOREIGN CURRENCY TRANSLATION. Agilent Technologies uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates.

    Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings. Because Agilent Technologies' consolidated balance sheets include no cash or cash equivalents, foreign currency exchange rate fluctuations have had no material effect on Agilent Technologies' cash flows.

    COMPREHENSIVE EARNINGS. Agilent Technologies has no material components of other comprehensive earnings. Accordingly, comprehensive earnings are the same as net earnings for all periods presented.

    RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. Agilent Technologies will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

3. ACQUISITIONS AND DIVESTITURES

    In March 1998, Agilent Technologies acquired all of the outstanding stock of Heartstream, Inc. for approximately 2.1 million shares of HP stock with a fair market value of approximately $134 million. Heartstream develops and markets automatic external defibrillators. During 1999, 1998 and 1997,

Agilent Technologies acquired several additional companies that were not significant to its financial position, results of operations or cash flows. All of these acquisitions were accounted for under the purchase method. Under the purchase method, the results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible and identifiable intangible assets and liabilities based on fair market values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant. Goodwill is amortized on a straight-line basis over its estimated economic life, generally three to five years. The net book value of goodwill associated with acquisitions was $142 million at October 31, 1999 and $126 million at October 31, 1998.

    In 1999 and 1998, Agilent Technologies sold assets related to portions of its businesses to third parties. Gross proceeds from these divestitures were $121 million in 1999 and $57 million in 1998. Gains from the divestitures are included in other income (expense), net, in the consolidated statement of earnings and totaled $54 million in 1999 and $21 million in 1998.

    Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregated basis.

4. FINANCIAL INSTRUMENTS

    OFF-BALANCE-SHEET FOREIGN EXCHANGE RISK. Foreign exchange contracts, primarily forwards and purchased options, are entered into to hedge against exposures to changes in foreign currency exchange rates. These contracts are designated at inception to the related foreign currency exposures being hedged, which include committed and anticipated sales by subsidiaries and assets and liabilities that are denominated in currencies other than the U.S. dollar. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Hedging contracts generally mature within six months.

    When hedging sales-related exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, allowing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. When hedging balance sheet exposure, realized gains and losses on foreign exchange contracts are recognized in other income and expense in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

    Agilent Technologies' exposures to foreign currency exchange rate fluctuations are netted with those of other HP businesses and hedged, as described above, on a combined basis. As of October 31, 1998, there were no specifically identified contracts for Agilent Technologies' foreign exchange exposures. A portion of the gains and losses related to foreign exchange contracts has been allocated to Agilent Technologies based on the proportion of its foreign currency exposures to HP's total foreign currency exposures. Beginning in the fourth quarter of 1999, Agilent Technologies has entered into foreign exchange contracts, primarily with HP, which represent the portion of the HP contracts related to Agilent Technologies' foreign currency exposures. As of October 31, 1999, the notional amount of foreign exchange contracts outstanding that are specific to Agilent Technologies was $2.5 billion and hedged exposures in approximately 20 foreign currencies. The notional amount represents the future cash flows under contracts to both purchase and sell foreign currencies. Unrealized gains and losses attributable to Agilent Technologies on hedging contracts deferred under the company's hedge accounting polices amounted to $81 million and $16 million, respectively, at October 31, 1999. Unamortized premiums and realized gains deferred under currency options were not material.

    CONCENTRATIONS OF CREDIT RISK. Agilent Technologies sells the majority of its products through its direct sales force. No single customer accounted for 10% or more of the combined accounts receivable balance at October 31, 1999 and 1998. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Agilent Technologies' customer base and their dispersion across many different industries and geographies. Agilent Technologies performs ongoing credit evaluations of its customers' financial condition, and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of Agilent Technologies' financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair value due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

    The estimated fair value for foreign exchange contracts is primarily based on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. At October 31, 1999, the estimated fair value of foreign exchange contracts amounted to $65 million.

5. INVENTORY

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Finished goods..............................................   $  639     $  617
Purchased parts and fabricated assemblies...................      860        868
                                                               ------     ------
                                                               $1,499     $1,485
                                                               ======     ======

6. PROPERTY, PLANT AND EQUIPMENT

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Land........................................................  $    91    $    93
Buildings and leasehold improvements........................    1,492      1,442
Machinery and equipment.....................................    2,074      1,997
                                                              -------    -------
                                                                3,657      3,532
Accumulated depreciation....................................   (2,270)    (2,051)
                                                              -------    -------
                                                              $ 1,387    $ 1,481
                                                              =======    =======

    Agilent Technologies leases certain of its products to customers under operating leases. Equipment on operating leases was $219 million at October 31, 1999 and $193 million at October 31, 1998 and is included in machinery and equipment. Accumulated depreciation on equipment on operating leases was $73 million at October 31, 1999 and $68 million at October 31, 1998. At October 31, 1999, minimum future rentals on noncancelable operating leases with original terms of one year or longer are $102 million in 2000, $38 million in 2001, $15 million in 2002, $4 million in 2003 and $2 million in 2004.

7. TAXES ON EARNINGS

    The provision for income taxes is comprised of:

                                                            YEARS ENDED OCTOBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
U.S. federal taxes:
  Current..............................................    $ 92      $ 161      $ 236
  Deferred.............................................     (15)      (133)       (42)
Non-U.S. taxes
  Current..............................................     189        115         65
  Deferred.............................................       3         (8)        17
State taxes............................................       6          4          4
                                                           ----      -----      -----
                                                           $275      $ 139      $ 280
                                                           ====      =====      =====

    The significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included on the consolidated balance sheet are:

                                                                    OCTOBER 31,
                                                  -----------------------------------------------
                                                           1999                     1998
                                                  ----------------------   ----------------------
                                                  DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                                    TAX          TAX         TAX          TAX
                                                   ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                  --------   -----------   --------   -----------
                                                                   (IN MILLIONS)
Inventory.......................................    $134        $  4         $ 96        $  3
Property, plant and equipment...................      34           7           13          15
Warranty........................................      21          --           29          --
Employee and retiree benefits...................     261          85          215          56
Intracompany sales..............................      --          --           77          --
Unremitted earnings of foreign subsidiaries.....      --         119           --          89
Other...........................................     106          15           65          19
                                                    ----        ----         ----        ----
                                                    $556        $230         $495        $182
                                                    ====        ====         ====        ====

    The current portion of the net deferred tax asset is $232 million at October 31, 1999 and $260 million at October 31, 1998 and is included in other current assets.

    The differences between U.S. federal statutory income tax rate and Agilent Technologies' effective tax rate are:

                                                                     YEARS ENDED
                                                                     OCTOBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
U.S. federal statutory income tax rate....................    35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit............     0.7        0.9        0.5
Lower rates in other jurisdictions, net...................    (3.4)      (1.4)      (2.2)
Other, net................................................     2.7        0.5        0.7
                                                              ----       ----       ----
                                                              35.0%      35.0%      34.0%
                                                              ====       ====       ====

    The domestic and foreign components of earnings before taxes are:

                                                                   YEARS ENDED
                                                                   OCTOBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
U.S. operations.........................................    $204       $ 78       $543
Non-U.S. operations.....................................     583        318        280
                                                            ----       ----       ----
                                                            $787       $396       $823
                                                            ====       ====       ====

    As a result of certain employment and capital investment actions undertaken by Agilent Technologies, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2007. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $31 million in 1999, $21 million in 1998 and $23 million in 1997.

    Agilent Technologies has not provided for U.S. federal income and foreign withholding taxes on $617 million of non-U.S. subsidiaries' undistributed earnings as of October 31, 1999 because these earnings are intended to be reinvested indefinitely. Where excess cash has accumulated in Agilent Technologies' non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

    See Note 11, "Transactions with Hewlett-Packard," for a description of the Tax Sharing Agreement between Agilent Technologies and HP.

8. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

    In 1999, Agilent Technologies recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch semiconductor wafers. The building shell was completed at the time construction was stopped. Management sought a semiconductor manufacturing partner to utilize the building for its initial intended use. Agilent Technologies exhausted these efforts without success. Accordingly, management concluded that the highest fair value for this building is based on selling it for use as an office or general use facility. Agilent Technologies has written down the carrying value of the facility to the estimated amount to be realized upon the sale of the building shell.

    During 1998, management committed to transfer the production of eight-inch semiconductor wafers to a third-party contractor. Management also undertook employee reductions through voluntary severance programs related to this transfer, as well as consolidation of some operations and general employee reductions in each of the four business segments. Approximately 1,650 employees accepted the voluntary severance incentive packages by the October 31, 1998 deadline. Of these employees, approximately 80% were in manufacturing or other positions included in cost of products and services. Agilent Technologies recorded pre-tax charges of approximately $163 million related to these restructuring actions. Of this amount, $138 million was included in cost of products, $7 million was included in research and development expense and $18 million was included in selling, general and administrative expense in the 1998 consolidated statement of earnings. The restructuring costs included approximately $78 million related to employee severance under the voluntary severance incentive plans, of which approximately $69 million had been paid as of October 31, 1999. The restructuring costs also included $85 million related to non-cash asset impairments primarily for equipment. Of the equipment impairment charge, $39 million was attributable to equipment abandoned at the time of the charge and written down to its net realizable value. An additional $46 million was attributable to equipment that remained in service for a transition period to facilitate the transfer to the third party contractor. This equipment was written down to its estimated fair value, including depreciation expense for the value of using the equipment during the transition period and the estimated amount to be realized upon the sale of the used equipment at the end of the transition period.

    In 1998, other income (expense), net, included a charge of $37 million related to the write-down of an investment in convertible preferred stock of a medical products company to its fair value because Agilent Technologies concluded that its impairment was not temporary.

9. EMPLOYEE STOCK PLANS

    EMPLOYEE STOCK PURCHASE PLAN. Eligible Agilent Technologies employees have generally been able to contribute up to 10 percent of their base compensation to the quarterly purchase of shares of HP's common stock under the HP Stock Purchase Plan. Under this plan, employee contributions to purchase shares are partially matched with shares contributed by HP. These matching shares generally vest over two years. Compensation expense, measured using the fair market value of HP shares on the date of purchase by HP, is recognized over the two-year vesting period. The allocated portion of compensation expense attributable to Agilent Technologies employees was $44 million in 1999, $33 million in 1998 and $32 million in 1997. On the distribution date, all unvested shares of HP stock held by Agilent Technologies employees under the HP Stock Purchase Plan, together with any shares of Agilent Technologies common stock issued with respect to the HP shares in connection with the distribution, will be forfeited. Agilent Technologies intends to provide replacement Agilent Technologies unvested shares with a value comparable to the value of the forfeited HP unvested matching shares and associated Agilent Technologies shares issued in connection with the distribution. The replacement shares will maintain the original vesting terms based on the employee's continued employment with Agilent Technologies. Agilent Technologies has adopted an Employee Stock Purchase Plan, with terms substantially similar to the HP Stock Purchase Plan. This plan will be effective in February 2000.

    INCENTIVE COMPENSATION PLANS. Eligible Agilent Technologies employees participate in HP's four principal stock option plans, which were adopted in 1979, 1985, 1990 and 1995. Options are generally granted as non-qualified options although all plans permit the granting of options that qualify as "Incentive Stock Options" under the Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted and its term is generally ten years. Under the 1990 and 1995 Incentive Stock Plans, HP's Compensation Committee, in certain cases, may choose to establish a discounted exercise price at no less than 75 percent of fair market value on the grant date. The allocated portion of stock compensation expense related to Agilent Technologies employees' discounted options was not material in 1999, 1998 and 1997. Options, other than discounted options, generally vest at a rate of 25 percent per year over a period of four years from the date of grant. Discounted options generally vest fully on the third or fifth anniversary of the date of grant.

    Under the existing terms of the stock option plans, substantially all HP options held by Agilent Technologies employees on the distribution date will be fully vested, and if not exercised, will expire in 90 days. Agilent Technologies employees may elect to amend their HP options to waive the vesting acceleration and have the resulting options assumed by Agilent Technologies. This election will be made in January 2000. The conversion of HP options into Agilent Technologies options will be done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange are the same, (2) the ratio of the exercise price per option to the market value per option is not reduced, and (3) the vesting provisions and option period of the replacement Agilent Technologies options are the same as the original vesting terms and option period of the HP options. It is currently unknown how many HP options held by Agilent Technologies employees will be converted into Agilent Technologies options.

    In October 1999, Agilent Technologies adopted various 1999 stock plans and reserved 68,704,000 shares for issuance under these plans. These 1999 plans have terms similar to the comparable HP incentive compensation plans. There were no options outstanding under these plans at October 31, 1999. Concurrent with its initial public offering, Agilent Technologies granted options to purchase 7,425,152 shares of its common stock at the initial public offering price of $30 per share, including options to purchase 3,003,217 shares of common stock issued to replace HP restricted stock as a result of the election described below.

    Under the HP 1985 Incentive Compensation Plan and the 1990 and 1995 Incentive Stock Plans, certain key employees may be granted cash or restricted stock awards. The majority of the shares of restricted stock outstanding at October 31, 1999 are subject to forfeiture if employment terminates prior to three years from the date of grant. During the restricted period, ownership of the shares cannot be transferred. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. This expense was not material in 1999, 1998 and 1997. Restricted shares held by Agilent Technologies employees will be forfeited on or before the distribution date. In October 1999, Agilent Technologies employees elected to receive either replacement options to purchase Agilent Technologies stock granted on the effective date of the initial public offering at an exercise price equal to the initial public offering price or replacement Agilent Technologies restricted shares to be granted on or before the distribution date, in either case with the same vesting as before.

    PRO FORMA INFORMATION. Agilent Technologies applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to Agilent Technologies employees. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

    Pro forma net earnings and net earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if HP had accounted for employee stock options granted to Agilent Technologies employees under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.53 percent in 1999, 5.38 percent in 1998 and 6.21 percent in 1997; dividend yield of 1.0 percent in all years; expected option life of 7 years in 1999 and 1998 and 6 years in 1997; and volatility of 30 percent in all years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 would have been to reduce Agilent Technologies' reported net earnings by $38 million in 1999, $20 million in 1998 and $11 million in 1997. Had compensation expense been recorded by Agilent Technologies in accordance with SFAS No. 123, the effect would be to reduce unaudited pro forma diluted net earnings per share by $.08 in 1999. These pro forma amounts include amortized fair values attributable to options granted after October 31, 1995 only, and therefore are not representative of future pro forma amounts.

10. RETIREMENT PLANS AND RETIREE MEDICAL BENEFITS

    At the date of distribution by HP of its investment in Agilent Technologies to the stockholders of HP, Agilent Technologies will assume responsibility for pension, deferred profit sharing and other post-employment benefits for current and former employees whose last work assignment prior to the distribution was with Agilent Technologies. These current and former employees are collectively referred to as "Agilent Technologies Employees." Until the distribution, the expense for these programs associated with Agilent Technologies Employees will be assigned to Agilent Technologies.

    PENSION AND DEFERRED PROFIT-SHARING PLANS. Substantially all of Agilent Technologies' employees are covered under various HP defined benefit and deferred profit-sharing plans. Worldwide retirement costs were $142 million in 1999, $123 million in 1998 and $115 million in 1997.

    U.S. employees who meet eligibility criteria are provided benefits under HP's Retirement Plan. Defined benefits are generally based on an employee's average pay and length of service. For eligible service through October 31, 1993, the benefit payable under the defined benefit plan is reduced by any amounts due to the eligible employee under HP's fixed and frozen defined contribution deferred profit-sharing plan (DPSP), which has been closed to new participants.

    The combined status of the defined benefit plan and DPSP for U.S. employees allocated to Agilent Technologies follows.

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Fair value of plan assets...................................   $1,907     $1,356
Retirement benefit obligation...............................   $1,864     $1,423

    Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

    RETIREE MEDICAL PLAN. In addition to receiving pension benefits, Agilent Technologies Employees may participate in HP's medical plan which provides defined benefits to U.S. retired employees.

Substantially all of Agilent Technologies' current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service.

    401(K) PLAN. Agilent Technologies' U.S. eligible employees may participate in HP's 401(k) plan, the Tax Savings Capital Accumulation Plan (TAXCAP), which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the TAXCAP became automatic for employees who met eligibility requirements unless they declined participation. Under the TAXCAP program, HP matches contributions by employees up to a maximum of 4 percent of an employee's annual compensation. The maximum combined contribution to the Employee Stock Purchase Plan and TAXCAP is 25 percent of an employee's annual base compensation subject to certain regulatory and plan limitations. Agilent Technologies' expense related to TAXCAP was $49 million in 1999, $47 million in 1998 and $40 million in 1997.

    Upon the distribution, Agilent Technologies will establish separate defined benefit pension, deferred profit-sharing, retiree medical and 401(k) plans for its current and former employees. An allocable share of the defined benefit plan assets will be transferred from the HP pension trust in each country to a newly established Agilent Technologies pension trust. In addition, an allocable share of the U.S. retiree medical plan trust will be transferred to a newly established Agilent Technologies retiree medical plan trust. Subject to local law, it is anticipated that the share of assets allocated to Agilent Technologies will be in the same proportion as the projected benefit obligation of Agilent Technologies Employees to the total projected benefit obligation of HP. The deferred profit sharing plan assets attributable to Agilent Technologies will also be transferred to Agilent Technologies. Included in the consolidated balance sheet are estimates as of October 31, 1999 and 1998 of the assets and pension obligations to be transferred to Agilent Technologies. Actual amounts to be transferred will be measured at the distribution date, using the same methodology, and will likely be different from these estimates.

    The tables below set forth the estimated net periodic cost and funded status of the HP pension and retiree medical plans allocable to Agilent Technologies based on the allocation methodology described above, as well as the actuarial assumptions on which those amounts are based.

    NET PERIODIC COST. For the years ended October 31, 1999, 1998 and 1997, net pension and retiree medical costs allocated to Agilent Technologies are comprised of:

                                                            PENSIONS
                                 ---------------------------------------------------------------        U.S. RETIREE MEDICAL
                                           U.S. PLANS                     NON-U.S. PLANS                        PLAN
                                 ------------------------------   ------------------------------   ------------------------------
                                   1999       1998       1997       1999       1998       1997       1999       1998       1997
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN MILLIONS)
Service cost--benefits earned
  during the period............    $ 72       $ 69       $ 58       $ 54       $ 40       $ 36       $ 10       $ 10       $  9
Interest cost on benefit
  obligation...................      25         20         15         38         33         30         14         13         13
Expected return on plan
  assets.......................     (30)       (25)       (17)       (57)       (41)       (35)       (17)       (15)       (13)
Amortization and deferrals:
  Actuarial (gain) loss........       3         --         --         (4)       (11)        (5)        (6)        (4)        (3)
  Transition obligation
    (asset)....................      (3)        (3)        (3)        --         --         --         --         --         --
  Prior service cost...........       2          2          2          1          1          2         (3)        (4)        (4)
                                   ----       ----       ----       ----       ----       ----       ----       ----       ----
Net plan costs.................    $ 69       $ 63       $ 55       $ 32       $ 22       $ 28       $ (2)      $ --       $  2
                                   ====       ====       ====       ====       ====       ====       ====       ====       ====

    FUNDED STATUS. As of October 31, 1999 and 1998, the estimated funded status of the defined benefit and retiree medical plans allocated to Agilent Technologies is:

                                                        1999       1998       1999       1998       1999       1998
                                                      --------   --------   --------   --------   --------   --------
                                                                             NON-U.S. DEFINED
                                                         U.S. DEFINED                                U.S. RETIREE
                                                         BENEFIT PLANS         BENEFIT PLANS         MEDICAL PLAN
                                                      -------------------   -------------------   -------------------
                                                                               (IN MILLIONS)
Change in fair value of plan assets:
  Fair value--beginning of year.....................    $343       $269       $705       $578      $ 189      $ 168
  Addition of plans.................................      --         --          7         --         --         --
  Actual return on plan assets......................     152         33         48         89         79         21
  Employer contributions............................      60         50         65         22          1          3
  Participants' contributions.......................      --         --          8          8          4          3
  Change in population estimate.....................     (60)        --       (100)        --         40         --
  Benefits paid.....................................     (18)        (9)       (15)       (11)        (7)        (6)
  Currency impact...................................      --         --        (12)        19         --         --
                                                        ----       ----       ----       ----      -----      -----
  Fair value--end of year...........................     477        343        706        705        306        189
                                                        ----       ----       ----       ----      -----      -----
Change in benefit obligation:
  Benefit obligation--beginning of year.............     420        292        750        545        204        179
  Addition of plans.................................      --         --          6         --         --         --
  Service cost......................................      72         69         54         40         10         10
  Interest cost.....................................      25         20         38         33         14         13
  Participants' contributions.......................      --         --         --         --          4          3
  Change in population estimate.....................     (40)        --        (99)        --         31         --
  Actuarial (gain) loss.............................     (25)        48         35         98        (18)         5
  Benefits paid.....................................     (18)        (9)       (15)       (11)        (7)        (6)
  Currency impact...................................      --         --          4         45         --         --
                                                        ----       ----       ----       ----      -----      -----
  Benefit obligation--end of year...................     434        420        773        750        238        204
                                                        ----       ----       ----       ----      -----      -----
Plan assets in excess of (less than) benefit
  obligation........................................      43        (77)       (67)       (45)        68        (15)
Unrecognized net actuarial (gain) loss..............     (97)        28        105         50       (199)       (96)
Unrecognized prior service cost (benefit) related to
  plan changes......................................      11         14         10         13        (58)       (54)
Unrecognized net transition asset*..................      (3)        (5)        (1)        (1)        --         --
                                                        ----       ----       ----       ----      -----      -----
Net prepaid (accrued) costs.........................    $(46)      $(40)      $ 47       $ 17      $(189)     $(165)
                                                        ====       ====       ====       ====      =====      =====

------------------------

* Amortized over 15 years for the U.S. plan and over periods ranging from 10 to 22 years for the non-U.S. plans.

    Plan assets consist primarily of listed stocks and bonds. These costs are funded to the extent they are tax-deductible.

    Defined benefit plans whose benefit obligations are in excess of the fair value of the plan assets are:

                                                      OCTOBER 31,           OCTOBER 31,
                                                  -------------------   -------------------
                                                    1999       1998       1999       1998
                                                  --------   --------   --------   --------
                                                                         NON-U.S. DEFINED
                                                     U.S. DEFINED
                                                     BENEFIT PLANS         BENEFIT PLANS
                                                  -------------------   -------------------
                                                                (IN MILLIONS)
Aggregate benefit obligation....................    $(22)     $(420)     $(681)     $(423)
Aggregate fair value of plan assets.............      --        343        608        327

    The non-current portion of the liability for retirement plans and the retiree medical plan is included in other liabilities and totaled $239 million at October 31, 1999 and $206 million at October 31, 1998.

    ASSUMPTIONS. The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for Agilent Technologies' defined benefit and retiree medical plans are:

                                                                     YEARS ENDED OCTOBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
U.S. defined benefit plan:
  Discount rate.............................................     7.25%            6.5%          7.0%
  Average increase in compensation levels...................      5.0%            5.0%          5.5%
  Expected long-term return on assets.......................      9.0%            9.0%          9.0%
Non-U.S. defined benefit plans:
  Discount rate.............................................  3.3-6.0%        3.0-6.5%      3.5-8.0%
  Average increase in compensation levels...................  3.5-5.3%       3.75-5.0%      3.5-5.5%
  Expected long-term return on assets.......................  6.1-8.5%        6.5-8.5%      6.0-9.0%
U.S. retiree medical plan:
  Discount rate.............................................     7.25%            6.5%          7.0%
  Expected long-term return on assets.......................      9.0%            9.0%          9.0%
  Current medical cost trend rate...........................      8.2%           8.65%          9.6%
  Ultimate medical cost trend rate..........................      5.5%            5.5%          6.0%
  Medical cost trend rate decreases to ultimate rate in
    year....................................................     2007            2007          2007

    Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates for the year ended October 31, 1999 would have the following effects:

                                                     1 PERCENTAGE     1 PERCENTAGE
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
                                                             (IN MILLIONS)
Effect on total service and interest cost
  components......................................        $ 6             $ (5)
Effect on postretirement benefit obligations......         44              (33)

11. TRANSACTIONS WITH HEWLETT-PACKARD

    Agilent Technologies' revenue from sales of products to HP was $832 million in 1999, $696 million in 1998 and $640 million in 1997.

    Agilent Technologies has purchased products from HP, at a price that management believes approximates the price an unrelated third party would pay, for inclusion in its products sold to third parties. These purchases from HP totaled $61 million in 1999, $86 million in 1998 and $99 million in 1997. Agilent Technologies also purchases products from HP at cost for internal use. Purchases at cost were $99 million in 1999, $65 million in 1998 and $63 million in 1997.

    Agilent Technologies' costs and expenses include allocations from HP for centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. These allocations have been determined on bases that HP and Agilent Technologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent Technologies. The allocation methods include relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others. Allocated costs included in the accompanying consolidated statement of earnings follow.

                                                                   YEARS ENDED
                                                                   OCTOBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Costs of products and services..........................    $188       $197       $152
Research and development................................     150        143        140
Selling, general and administrative.....................     432        440        430

    For purposes of governing certain of the ongoing relationships between Agilent Technologies and HP at and after the separation and to provide for an orderly transition, Agilent Technologies and HP have entered into various agreements. A brief description of each of the agreements follows.

    MASTER SEPARATION AND DISTRIBUTION AGREEMENT. The separation agreement contains the key provisions relating to the separation, Agilent Technologies' initial funding, initial public offering and the distribution. The agreement lists the documents and items that the parties must deliver in order to accomplish the transfer of assets and liabilities from HP to Agilent Technologies, effective on the separation date. The agreement also contains conditions that must occur prior to the initial public offering and the distribution. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in their accounting principles and resolve disputes in particular ways.

    GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT. The General Assignment and Assumption Agreement identifies the assets that HP transferred to Agilent Technologies and the liabilities that Agilent Technologies assumed from HP in the separation. In general, the assets that were transferred and the liabilities that were assumed are those that appear on the consolidated balance sheet, after adjustment for certain assets and liabilities that were retained by HP.

    HP retained most of Agilent Technologies' accounts receivable and accounts payable, accrued payroll and related items and tax-related amounts, except deferred taxes. In addition, HP transferred to Agilent Technologies some of the assets and liabilities related to HP's business including its liability related to the purchase of Yokogawa Electric Corporation's (Yokogawa) 25% interest in Hewlett-Packard Japan (see Note 13, "Commitments") and some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan.

    INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT. Effective as of the separation date, Agilent Technologies and HP each released the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Agilent Technologies and HP will each indemnify the other from all liabilities arising from its business, any of its liabilities, any of its contracts or a breach of the separation agreement. In addition, HP and Agilent Technologies will each indemnify the other against liability for specified environmental matters. Agilent Technologies will reimburse HP for the cost of any insurance coverage from the separation date to the distribution date.

    EMPLOYEE MATTERS AGREEMENT. The Employee Matters Agreement outlines how HP and Agilent Technologies plan to allocate responsibility for, and liability related to, the employment of those employees of HP who will become Agilent Technologies employees. The agreement also contains provisions describing Agilent Technologies' benefit and equity plans. On or before the distribution date, Agilent Technologies expects to establish employee benefit plans comparable to those of HP for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the HP benefit plans. The transfer to Agilent Technologies of employees at certain of HP's international operations, and of certain pension and employee benefit plans, may not take place until Agilent Technologies receives consents or approvals or has satisfied other applicable requirements.

    TAX SHARING AGREEMENT. The tax sharing agreement provides for HP's and Agilent Technologies' obligations concerning various tax liabilities. The tax sharing agreement provides that HP generally will pay, and indemnify Agilent Technologies if necessary, with respect to all federal, state, local and foreign taxes relating to Agilent Technologies' business for any taxable period ending prior to Agilent Technologies' initial public offering. In addition, the tax sharing agreement provides that HP and Agilent Technologies will make payments between them such that the amount of taxes to be paid by HP and Agilent Technologies will be determined, subject to specified adjustments, as if HP and Agilent Technologies and each of their subsidiaries included in HP's consolidated tax returns had filed their own consolidated, combined or unitary tax return.

    The tax sharing agreement allocates responsibility for various taxes arising from restructurings related to the spinoff between HP and Agilent Technologies. In addition, Agilent Technologies will bear 18% of unanticipated taxes related to the distribution where neither party is at fault.

    In addition, the tax sharing agreement provides that Agilent Technologies will indemnify HP for any taxes arising out of the failure of the distribution or certain of the transactions related to it to qualify as tax free as a result of actions taken, or the failure to take required actions, by Agilent Technologies. Specifically, Agilent Technologies is required under the tax sharing agreement to comply with the representations made to the Internal Revenue Service, or the IRS, in connection with the private letter ruling that has been issued to HP from the IRS regarding the tax-free nature of the distribution of Agilent Technologies' stock by HP to HP's stockholders.

    The tax sharing agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

    REAL ESTATE MATTERS AGREEMENT. The Real Estate Matters Agreement addresses real estate matters relating to the HP leased and owned properties that HP transferred to or shares with Agilent Technologies. The agreement describes the manner in which HP transferred to or shares with Agilent Technologies various leased and owned properties. The Real Estate Matters Agreement also provided that all costs required to effect the transfers, including landlord consent fees, landlord attorneys' fees, title insurance fees and transfer taxes, were paid by HP.

    MASTER IT SERVICE LEVEL AGREEMENT. The Master IT Service Level Agreement governs the provision of information technology services by HP and Agilent Technologies to each other, on an interim basis, until November 1, 2001, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and corporate support services, including accounting, financial management, tax, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% until November 1, 2001 and such costs plus 10% thereafter. The Master IT Service Level Agreement also covers the provision of certain additional information technology services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt the providing company's operations or significantly increase the scope of the agreement.

    In addition, the Master IT Service Level Agreement will provide for the replication of some computer systems, including hardware, software, data storage or maintenance and support components. Generally, the party needing the replicated system bears the costs and expenses of replication. Generally, the party purchasing new hardware or licensing new software bears the costs and expenses of purchasing the new hardware or obtaining the new software licenses.

    INTELLECTUAL PROPERTY AGREEMENTS. The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement, the Master Trademark Ownership and License Agreement and the ICBD Technology Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, HP transferred to Agilent Technologies its rights in specified patents, specified trademarks and other intellectual property related to Agilent Technologies' current business and research and development efforts. HP and Agilent Technologies each are licensed under the other's patents issued on patent applications with effective filing dates before November 1, 2004, subject to field restrictions. HP and Agilent Technologies are also licensed to use technology that has been disclosed to such licensed company or that is in the licensed company's possession as of the separation date, with certain limitations. The agreements include certain rights to sublicense for both parties. Agilent Technologies is licensed to use some HP trademarks, and this license is royalty-bearing after five years.

    ENVIRONMENTAL MATTERS AGREEMENT. HP has agreed to retain and indemnify Agilent Technologies for liabilities associated with properties transferred to Agilent Technologies which are undergoing environmental investigation and remediation and for which HP has accrued a reserve. The purpose of the environmental Matters Agreement is to address, in a general way, HP's and Agilent Technologies' rights and obligations with respect to that investigation and remediation.

12. LINES OF CREDIT

    On November 8, 1999, Agilent Technologies executed two revolving credit agreements totaling $500 million, with $250 million expiring in one year and $250 million expiring in five years. Interest is based on the Citicorp base rate, a margin over LIBOR, or a fixed rate based on competitive bids. Under the agreements, Agilent Technologies must not exceed a defined debt to earnings ratio.

13. COMMITMENTS

    OPERATING LEASE COMMITMENTS. Agilent Technologies leases certain real and personal property from unrelated third parties under noncancelable operating leases. Future minimum lease payments under these leases at October 31, 1999 were $62 million for 2000, $39 million for 2001, $26 million for 2002, $19 million for 2003, $17 million for 2004 and $85 million thereafter. Certain leases require Agilent Technologies to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $107 million in 1999, $111 million in 1998 and $92 million in 1997.

    TRANSITION SERVICE AGREEMENTS. Beginning in November 1999, Agilent Technologies obtains various services from HP. See Note 11, "Transactions with Hewlett-Packard."

    HEWLETT-PACKARD JAPAN. On July 6, 1999, HP entered into an agreement with Yokogawa to acquire Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan (HPJ) for approximately $521 million. Under the terms of the agreement, HP will acquire Yokogawa's shares through a series of purchase transactions beginning in January 2000. Under the terms of the separation agreement, Agilent Technologies assumed HP's obligations under the terms of the agreement. In the initial step, which will occur on or before January 31, 2000, Agilent Technologies will purchase approximately 10.4% of HPJ shares from Yokogawa. In the second step, which will occur on or before April 30, 2000, Agilent Technologies will purchase approximately 10.4% of HPJ shares from Yokogawa. Agilent Technologies will purchase the remaining 4.2% of HPJ shares owned by Yokogawa prior to March 31, 2003. HP provided the funding for this transaction.

    An independent valuation has been performed to determine the portion of the purchase price attributable to Agilent Technologies' business and the remaining HP business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $375 million is attributable to Agilent Technologies' business, of which approximately $302 million will be recorded as goodwill and amortized over 10 years.

    JOINT VENTURE FUNDING. Under the terms of the agreement with one of its joint venture partners, Agilent Technologies is required to make cash capital contributions to the joint venture at various times through the first quarter of fiscal 2001. These amounts total $85 million in 2000 and $12 million in 2001.

14. CONTINGENCIES

    Agilent Technologies is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, that arise in the ordinary course of business. There are no such matters pending that Agilent Technologies expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows. See Note 11, "Transactions with Hewlett-Packard," for a discussion of Agilent Technologies' indemnification agreement with HP.

15. SEGMENT INFORMATION

    DESCRIPTION OF SEGMENTS. Agilent Technologies is a diversified technology company that provides enabling solutions to high growth markets within the communications, electronics, life sciences and healthcare industries. Agilent Technologies designs and manufactures test, measurement and monitoring instruments, systems and solutions and semiconductors and optical components.

    Agilent Technologies organizes its business operations into four major groups--test and measurement, semiconductor products, healthcare solutions and chemical analysis, each of which comprises a reportable segment. The segments were determined based primarily on how management views and evaluates Agilent Technologies' operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining Agilent Technologies' reportable segments. Agilent Technologies measures segment performance based on earnings from operations.

    Agilent Technologies includes the following businesses:

    - test and measurement, which provides test instruments, standard and customized test, measurement and monitoring systems for the design, manufacture and support of electronic and communication devices, and software for the design of high-frequency electronic and communication devices. The test and measurement business includes operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

    - semiconductor products, which provides fiber optic communications devices and assemblies, integrated circuits for wireless applications, application-specific integrated circuits, optoelectronics and image sensors;

    - healthcare solutions, which provides patient monitoring, ultrasound imaging and cardiology products and systems; and

    - chemical analysis, which provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation.

    SEGMENT REVENUE AND PROFIT. The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, "Summary of Significant Accounting Policies." Internal revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external customers.

    A significant portion of the segments' expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on bases that HP and Agilent Technologies considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. A different result could be arrived at for any segment if costs were specifically identified to each segment.

    The following tables reflect the results of Agilent Technologies' reportable segments under Agilent Technologies management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles. The performance of each segment is measured based on several metrics, including earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.

                                          TEST AND     SEMICONDUCTOR   HEALTHCARE   CHEMICAL    TOTAL
                                         MEASUREMENT     PRODUCTS      SOLUTIONS    ANALYSIS   SEGMENTS
                                         -----------   -------------   ----------   --------   --------
                                                                 (IN MILLIONS)
YEAR ENDED OCTOBER 31, 1999:
External revenue.......................    $4,082          $1,722        $1,501      $1,026     $8,331
Internal revenue.......................         4              40             1          --         45
                                           ------          ------        ------      ------     ------
Total net revenue......................    $4,086          $1,762        $1,502      $1,026     $8,376
                                           ======          ======        ======      ======     ======

Depreciation and amortization
  expense..............................    $  152          $  156        $   35      $   16     $  359
                                           ======          ======        ======      ======     ======

Earnings from operations...............    $  377          $  133        $  125      $  112     $  747
                                           ======          ======        ======      ======     ======

YEAR ENDED OCTOBER 31, 1998:
External revenue.......................    $4,100          $1,574        $1,340      $  938     $7,952
Internal revenue.......................        --              39            --          --         39
                                           ------          ------        ------      ------     ------
Total net revenue......................    $4,100          $1,613        $1,340      $  938     $7,991
                                           ======          ======        ======      ======     ======

Depreciation and amortization
  expense..............................    $  133          $  205        $   28      $   15     $  381
                                           ======          ======        ======      ======     ======

Earnings (loss) from operations........    $  348          $ (106)       $   62      $   75     $  379
                                           ======          ======        ======      ======     ======

YEAR ENDED OCTOBER 31, 1997:
External revenue.......................    $4,203          $1,479        $1,208      $  895     $7,785
Internal revenue.......................        --              27            --           1         28
                                           ------          ------        ------      ------     ------
Total net revenue......................    $4,203          $1,506        $1,208      $  896     $7,813
                                           ======          ======        ======      ======     ======

Depreciation and amortization
  expense..............................    $  107          $  177        $   16      $   13     $  313
                                           ======          ======        ======      ======     ======

Earnings from operations...............    $  674          $   57        $   30      $   77     $  838
                                           ======          ======        ======      ======     ======

RECONCILIATIONS TO AGILENT TECHNOLOGIES, AS REPORTED.

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue:
  Total reportable segments.................................   $8,376     $7,991     $7,813
  Elimination of internal revenue...........................      (45)       (39)       (28)
                                                               ------     ------     ------
    Total net revenue, as reported..........................   $8,331     $7,952     $7,785
                                                               ======     ======     ======

Earnings before taxes:
  Total reportable segments' earnings from operations.......   $  747     $  379     $  838
  Corporate and unallocated.................................       (6)        63         32
  Other income (expense), net...............................       46        (46)       (47)
                                                               ------     ------     ------
    Total earnings before taxes, as reported................   $  787     $  396     $  823
                                                               ======     ======     ======

Depreciation and amortization expense:
  Total reportable segments.................................   $  359     $  381     $  313
  Corporate and unallocated.................................      116         96         96
                                                               ------     ------     ------
    Total depreciation and amortization expense, as
      reported..............................................   $  475     $  477     $  409
                                                               ======     ======     ======

    Corporate and unallocated expenses primarily relate to employee related benefit programs. The expenses for these programs are recorded by the segments at a pre-determined rate and are adjusted at the corporate level to reflect the actual rate. This adjustment is not allocated to the segments. Corporate and unallocated expenses also include certain unallocated depreciation and goodwill amortization.

MAJOR CUSTOMERS. In 1999, HP accounted for approximately 10% of Agilent Technologies' total net revenue. See Note 11, "Transactions with
Hewlett-Packard." No other customer represented 10% or more of Agilent Technologies total net revenue in any period presented.

SEGMENT ASSETS AND OTHER ITEMS. Segment assets directly managed by the segment primarily consist of accounts receivable, inventory, property, plant and equipment and certain other current and non-current assets. In some cases, several segments may occupy the same location and therefore will share a common building and certain machinery and equipment. In these cases, there will not be a precise correlation between a segment's earnings from operations and the segment's assets. Capital expenditures for each segment also reflect the asset assignment by segment.

    Corporate-held assets not allocated to the segments include property, plant and equipment assigned to corporate functions, equity investments managed at the corporate level, deferred tax assets and other current and non-current assets managed at the corporate level.

    The equity investment totals disclosed for each segment represent equity investments directly managed by the segment.

                                          TEST AND     SEMICONDUCTOR   HEALTHCARE   CHEMICAL    TOTAL
                                         MEASUREMENT     PRODUCTS      SOLUTIONS    ANALYSIS   SEGMENTS
                                         -----------   -------------   ----------   --------   --------
                                                                 (IN MILLIONS)
AS OF OCTOBER 31, 1999:
Assets.................................    $2,555          $1,014         $958        $528      $5,055
Capital expenditures, year-to-date.....       185              96           15           9         305
Investment in equity-method
  investees............................        13              15           --          12          40
AS OF OCTOBER 31, 1998:
Assets.................................    $2,188          $1,134         $847        $517      $4,686
Capital expenditures, year-to-date.....       155             162           22           8         347
Investment in equity-method
  investees............................        11              19           --          --          30
AS OF OCTOBER 31, 1997:
Assets.................................    $2,305          $1,273         $793        $469      $4,840
Capital expenditures, year-to-date.....       147             316           13          17         493
Investment in equity-method
  investees............................        14               4           --          --          18

RECONCILIATIONS TO AGILENT TECHNOLOGIES, AS REPORTED.

                                                                       OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Assets:
  Total reportable segments.................................   $5,055     $4,686     $4,840
  Unallocated corporate assets..............................      389        301        166
                                                               ------     ------     ------
  Total assets, as reported.................................   $5,444     $4,987     $5,006
                                                               ======     ======     ======

GEOGRAPHIC INFORMATION.

                                                             UNITED               REST OF THE
                                                             STATES     JAPAN        WORLD       TOTAL
                                                            --------   --------   -----------   --------
                                                                           (IN MILLIONS)
Revenue (based on location of customer):
  Year ended October 31, 1999.............................   $3,735     $  874      $3,722       $8,331
  Year ended October 31, 1998.............................    3,623        880       3,449        7,952
  Year ended October 31, 1997.............................    3,399        972       3,414        7,785
Long-lived assets (all non-current assets):
  October 31, 1999........................................   $1,147     $  258      $  501       $1,906
  October 31, 1998........................................    1,180        242         490        1,912
  October 31, 1997........................................    1,223        261         591        2,075

Quarterly Summary
(unaudited)

                                                         JANUARY 31   APRIL 30   JULY 31    OCTOBER 31
                                                         ----------   --------   --------   ----------
                                                                      THREE MONTHS ENDED
                                                         ---------------------------------------------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999
Net revenue............................................    $1,786      $2,010     $2,087      $2,448
Cost of products and services..........................    $  974      $1,019     $1,103      $1,292
Earnings from operations...............................    $  101      $  240     $  195      $  205
Net earnings...........................................    $   74      $  157     $  135      $  146
Basic and diluted net earnings per share...............    $  .19      $  .41     $  .36      $  .39
Average shares used in computing basic and diluted net
  earnings per share...................................       380         380        380         380
1998
Net revenue............................................    $2,012      $2,078     $1,875      $1,987
Cost of products and services..........................    $1,024      $1,158     $1,063      $1,267
Earnings (loss) from operations........................    $  266      $  137     $   86      $  (47)
Net earnings (loss)....................................    $  161      $   93     $   54      $  (51)
Basic and diluted net earnings (loss) per share........    $  .42      $  .24     $  .15      $ (.13)
Average shares used in computing basic and diluted net
  earnings (loss) per share............................       380         380        380         380

    Our quarterly net revenue, earnings from operations and net earnings have varied significantly in the past and we expect that they are likely to vary in the future. In addition, upon our separation from Hewlett-Packard, we expect to incur substantial additional costs in future periods resulting from being a separate, stand-alone entity.

    Beginning in the third quarter of 1998 and through the first half of 1999, our revenue was significantly affected by the economic conditions in Asia and the slowdown in the semiconductor industry. Since a substantial portion of our cost of products and services, as well as some of our operating expenses, are relatively fixed in the short term, the sharp decline in revenue caused our operating margins to decline. Charges from the restructuring that occurred in the quarter ended October 31, 1998 adversely affected operating results in that quarter. The 1999 quarterly results reflect the benefit of the 1998 restructuring as well as other cost containment measures that we implemented in the second half of 1998. The third quarter of 1999 includes a $51 million charge related to the write-down of a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch semiconductor wafers.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AGILENT TECHNOLOGIES, INC.
Date: January 18, 2000

                                                       By             /s/ D. CRAIG NORDLUND
                                                            -----------------------------------------
                                                                        D. Craig Nordlund
                                                            SENIOR VICE PRESIDENT, GENERAL COUNSEL AND
                                                                            SECRETARY

                               POWER OF ATTORNEY

    Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints D. Craig Nordlund and Marie Oh Huber, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
           /s/ EDWARD W. BARNHOLT              President, Chief Executive Officer
    ------------------------------------                   and Director             January 18, 2000
             Edward W. Barnholt                  (Principal Executive Officer)
            /s/ GERALD GRINSTEIN
    ------------------------------------       Chairman of the Board of Directors   January 18, 2000
              Gerald Grinstein
            /s/ ROBERT R. WALKER                Senior Vice President and Chief
    ------------------------------------                Financial Officer           January 18, 2000
              Robert R. Walker                   (Principal Financial Officer)
            /s/ DOROTHY D. HAYES                 Vice President, Controller and
    ------------------------------------             Chief Accounting Officer       January 18, 2000
              Dorothy D. Hayes                   (Principal Accounting Officer)
           /s/ THOMAS E. EVERHART
    ------------------------------------                    Director                January 18, 2000
             Thomas E. Everhart

            /s/ WALTER B. HEWLETT
    ------------------------------------                    Director                January 18, 2000
              Walter B. Hewlett

         /s/ DAVID M. LAWRENCE, M.D.
    ------------------------------------                    Director                January 18, 2000
           David M. Lawrence, M.D.

            /s/ RANDALL L. TOBIAS
    ------------------------------------                    Director                January 18, 2000
              Randall L. Tobias

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.1            Master Separation and Distribution Agreement between
                        Hewlett-Packard and the Company effective as of August 12,
                        1999. Incorporated by reference from Exhibit 2.1 of the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-85249).

         2.2            General Assignment and Assumption Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.3            Master Technology Ownership and License Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.4            Master Patent Ownership and License Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.5            Master Trademark Ownership and License Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.6            ICBD Technology Ownership and License Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.7            Employee Matters Agreement between Hewlett-Packard and the
                        Company. Incorporated by reference from Exhibit 2.7 of the Company's Registration Statement on Form S-1 (Registration
                        No. 333-85249).

         2.8            Tax Sharing Agreement between Hewlett-Packard and the
                        Company. Incorporated by reference from Exhibit 2.8 of the Company's Registration Statement on Form S-1 (Registration
                        No. 333-85249).

         2.9            Master IT Service Level Agreement between Hewlett-Packard
                        and the Company. Incorporated by reference from Exhibit 2.9 of the Company's Registration Statement on Form S-1
                        (Registration No. 333-85249).

         2.10           Real Estate Matters Agreement between Hewlett-Packard and
                        the Company. Incorporated by reference from Exhibit 2.10 of the Company's Registration Statement on Form S-1
                        (Registration No. 333-85249).

         2.11           Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company's Registration Statement on Form S-1
                        (Registration No. 333-85249).

         2.12           Master Confidential Disclosure Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.13           Indemnification and Insurance Matters Agreement between
                        Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-85249).

         2.14           Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's Registration Statement on Form S-1
                        (Registration No. 333-85249).

         2.15           Five Year Credit Agreement dated as November 5, 1999.
                        Incorporated by reference from Exhibit 2.15 of the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-85249).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.16           364-Day Credit Arrangement dated as of November 5, 1999.
                        Incorporated by reference from Exhibit 2.16 of the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-85249).

         3.1            Amended and Restated Certificate of Incorporation.
                        Incorporated by reference from Exhibit 3.1 of the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-85249).

         3.2 Bylaws. Incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration
                        No. 333-85249).

        10.1            Employee Stock Purchase Plan. Incorporated by reference from
                        Exhibit 10.1 of the Company's Registration Statement on Form
                        S-1 (Registration No. 333-85249).*

        10.2            1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1
                        (Registration No. 333-85249).*

        10.3 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's Registration
                        Statement on Form S-1 (Registration No. 333-85249).*

        10.4            Yokogawa Electric Corporation and Hewlett-Packard Company
                        Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company's Registration
                        Statement on Form S-1 (Registration No. 333-85249).

        10.5            Form of Indemnification Agreement entered into by the
                        Company with each of its directors and executive officers.
                        Incorporated by reference from Exhibit 10.5 of the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-85249).*

        10.6            Executive Deferred Compensation Plan.*

        21.1            Subsidiaries of Company as of January 6, 2000.

        23.1            Consent of Independent Accountants

        24.1            Powers of Attorney. Contained in the signature page of this
                        Annual Report on Form 10-K and incorporated by reference
                        into this report.

        27.1            Financial Data Schedule.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.