Form 10-Q
period 2000-01-31
AGILENT TECHNOLOGIES INC
filed 2000-03-15
CIK 1090872

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended January 31, 2000

                                      OR

    /_/        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to_________________

                        Commission file number: 001-15405

                           AGILENT TECHNOLOGIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       77-0518772
     ------------------------------                     -------------------
     State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

     3000 Hanover Street, Palo Alto, California                 94304
     ------------------------------------------              ------------
      (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code        (650) 857-1501
                                                                --------------

  ------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/         No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at January 31, 2000
-----------------------------                  -------------------------------
Common Stock, $0.01 par value                        452 million shares

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page Number
                                                                                            -----------
Part I.       Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
                as of January 31, 2000 and October 31, 1999                                         3

              Condensed Consolidated Statement of Earnings (Unaudited)
                for the Quarter ended January 31, 2000
                and January 31, 1999                                                                4

              Condensed Consolidated Statement of Cash Flows (Unaudited)
                for the Quarter ended January 31, 2000
                and January 31, 1999                                                                5

              Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                          6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                 14

Item 3.       Quantitative and Qualitative Disclosures about
                Market Risk                                                                         33

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

              Signature                                                                             34

              Exhibits Index                                                                        35


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN MILLIONS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                                               JAN. 31,                OCT. 31,
                                                                                                 2000                    1999
                                                                                                 ----                    ----
                                                                                              (UNAUDITED)
 ASSETS
 Current assets:
    Cash and cash equivalents............................................................              $1,368            $  -
    Short-term investments...............................................................                  42               -
    Accounts receivable..................................................................               1,445           1,635
    Inventory............................................................................               1,567           1,499
    Other current assets.................................................................                 560             404
                                                                                              --------------------------------
       Total current assets..............................................................               4,982           3,538
 Property, plant and equipment, net......................................................               1,408           1,387
 Other assets............................................................................                 717             519
                                                                                              --------------------------------
 Total assets............................................................................              $7,107          $5,444
                                                                                              ================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Notes payable and short-term borrowings..............................................               $ 111            $  -
    Due to Hewlett-Packard, net..........................................................                 332               -
    Accounts payable.....................................................................                 303             510
    Employee compensation and benefits...................................................                 494             550
    Deferred revenue.....................................................................                 281             241
    Accrued income taxes.................................................................                 113               -
    Other accrued liabilities............................................................                 433             380
                                                                                              --------------------------------
       Total current liabilities.........................................................               2,067           1,681
 Long-term debt and other liabilities....................................................                 554             381

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock; $.01 par value; 125,000,000 shares authorized; none issued and
       outstanding.......................................................................                   -               -
    Common stock; $.01 par value; 2,000,000,000 shares authorized; 452,000,000 shares at
       January 31, 2000 and 380,000,000 shares at October 31, 1999 issued and outstanding                   5               4
    Additional paid-in capital...........................................................               4,297           3,378
    Retained earnings....................................................................                 131               -
    Other comprehensive earnings.........................................................                  53               -
                                                                                              --------------------------------
       Total stockholders' equity........................................................               4,486           3,382
                                                                                              --------------------------------
 Total liabilities and stockholders' equity..............................................              $7,107          $5,444
                                                                                              ================================

  The accompanying notes are an integral part of these financial statements.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    QUARTER ENDED
                                                                                                     JANUARY 31,
                                                                                                  2000         1999
                                                                                                 ------       ------
Net revenue:
   Products...............................................................................       $1,777        $1,300
   Products to Hewlett-Packard............................................................          140           188
   Services...............................................................................          329           298
                                                                                               -----------------------
      Total net revenue...................................................................        2,246         1,786
                                                                                               -----------------------
Costs and expenses:
   Cost of products.......................................................................          963           792
   Cost of services.......................................................................          197           182
   Research and development...............................................................          290           222
   Selling, general and administrative....................................................          625           489
                                                                                               -----------------------
      Total costs and expenses............................................................        2,075         1,685
                                                                                               -----------------------
Earnings from operations..................................................................          171           101
Other income (expense), net...............................................................           31            13
                                                                                               -----------------------
Earnings before taxes.....................................................................          202           114
Provision for taxes.......................................................................           71            40
                                                                                               -----------------------
Net earnings..............................................................................        $ 131          $ 74
                                                                                               =======================

Basic and diluted net earnings per share..................................................        $ .30         $ .19

Average shares used in computing net earnings per share:

   Basic..................................................................................          439           380

   Diluted................................................................................          440           380

Pro forma net earnings per share:

   Basic..................................................................................         $.29

   Diluted................................................................................         $.28

Average shares used in computing pro forma net earnings per share:

   Basic..................................................................................          452

   Diluted................................................................................          462


  The accompanying notes are an integral part of these financial statements.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                                   QUARTER ENDED
                                                                                                     JANUARY 31,
                                                                                                2000         1999
                                                                                               ------        ------
Cash flows from operating activities:
   Net earnings...........................................................................       $   131      $   74
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................................            96         124
      Deferred taxes on earnings..........................................................             -         (34)
      Changes in assets and liabilities:
        Accounts receivable...............................................................           190          64
        Inventory.........................................................................           (66)         26
        Accounts payable..................................................................          (192)        (33)
        Accrued income taxes..............................................................           113           -
        Other current assets and liabilities..............................................          (115)       (134)
        Due to Hewlett-Packard, net.......................................................           332           -
        Other, net........................................................................          (105)        (28)
                                                                                               ----------------------
Net cash provided by operating activities.................................................           384          59
                                                                                               ----------------------

Cash flows from investing activities:
   Investments in property, plant and equipment...........................................           (91)        (94)
   Dispositions of property, plant and equipment..........................................            61          16
   Purchases of short-term investments....................................................           (42)          -
   Acquisitions, net of cash acquired.....................................................          (160)          -
   Cash proceeds of divestitures..........................................................             -          39
   Other, net.............................................................................            24           4
                                                                                               ----------------------
Net cash used in investing activities.....................................................          (208)        (35)
                                                                                               ----------------------

Cash flows from financing activities:
   Initial public offering proceeds.......................................................         2,068           -
   Initial public offering proceeds distributed to Hewlett-Packard........................        (2,068)          -
   Change in notes payable and short-term borrowings......................................           111           -
   Net funding from (to) Hewlett-Packard..................................................         1,081         (24)
                                                                                               ----------------------
Net cash provided by (used in) financing activities.......................................         1,192         (24)
                                                                                               ----------------------
Change in cash and cash equivalents.......................................................         1,368           -
Cash and cash equivalents at beginning of period..........................................             -           -
                                                                                               ----------------------
Cash and cash equivalents at end of period................................................        $1,368        $  -
                                                                                               ======================

  The accompanying notes are an integral part of these financial statements.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OVERVIEW AND BASIS OF PRESENTATION

     On March 2, 1999, Hewlett-Packard Company (HP) announced a plan to create a separate company, subsequently named Agilent Technologies, Inc. (Agilent Technologies), comprised of HP's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories and associated infrastructure. HP also announced its intention to distribute all of the shares of Agilent Technologies' common stock that HP owns to HP's stockholders by the middle of calendar year 2000 (the distribution date). Agilent Technologies was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of HP. Agilent Technologies authorized 125,000,000 shares of $.01 par value preferred stock and 2,000,000,000 shares of $.01 par value common stock and issued 10,000,000 shares of common stock to HP. Effective October 21, 1999, Agilent Technologies' Board of Directors declared a 38-for-one stock split in the form of a stock dividend. As a result of the stock split, common stock issued and outstanding increased to 380,000,000 shares. On November 18, 1999, Agilent Technologies launched its initial public offering of 72,000,000 shares of common stock at $30 per share. The net proceeds of the offering of $2.1 billion were paid to HP as a dividend on November 23, 1999. HP now owns approximately 84.1% of Agilent Technologies' outstanding common stock.

     The consolidated 1999 financial information includes the assets, liabilities, operating results and cash flows of Agilent Technologies and has been prepared using HP's historical bases in the assets and liabilities and the historical results of operations of Agilent Technologies. Agilent Technologies began accumulating retained earnings on November 1, 1999.

     The consolidated 1999 financial information includes allocations of certain HP corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. The expense allocations were determined on bases that HP and Agilent Technologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent Technologies. However, the 1999 financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of Agilent Technologies in the future or what they would have been had Agilent Technologies operated as a separate, stand-alone entity during 1999. In 2000, Agilent Technologies entered into interim service level agreements with HP covering the provision of various interim services, including financial, accounting, building services, legal and other services. See Note 8.

     Effective November 1, 1999 (the separation date), Agilent Technologies began operating as a stand-alone company. In November 1999, HP transferred to Agilent Technologies a majority of the assets and liabilities relating to its businesses and also provided Agilent Technologies with cash funding of approximately $1.1 billion. HP retained some of Agilent Technologies' assets and liabilities, including some of its accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to Agilent Technologies some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of HP Japan. In addition, HP transferred to Agilent Technologies $521 million to fund its acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Hewlett-Packard Japan (Note 9). In December 1999, HP provided Agilent Technologies with additional cash funding of approximately $200 million based on its and HP's balance sheets as of October 31, 1999.

     Of the total $1.8 billion of funding received from HP in the first quarter of 2000, $1.1 billion is classified as net cash provided by financing activities and approximately $700 million is classified among several categories of net cash provided by operating activities in the condensed consolidated statement of cash flows for the first quarter of 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly its financial position as of January 31, 2000, and its results of operations and cash flows for the quarters ended January 31, 2000 and 1999.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the quarter ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis, as well as the consolidated financial statements and notes thereto included in the Agilent Technologies, Inc. 1999 Annual Report on Form 10-K.

3.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Agilent Technologies will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In March 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the statement, Agilent Technologies recorded $53 million of unrealized gains, net of tax, in accumulated comprehensive earnings as of January 31, 2000. Prior period financial statements have not been materially impacted by the statement.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of fiscal year 2001. Agilent Technologies is in the process of determining the impact that adoption will have on its consolidated financial statements.

4.   EARNINGS PER SHARE

     Basic net earnings per share is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

     Pro forma basic net earnings per share has been computed by dividing net earnings by the sum of the 380,000,000 common shares held by HP plus the 72,000,000 shares issued in Agilent Technologies' initial public offering, as the proceeds of the offering were distributed to HP. Pro forma diluted net earnings per share has been computed by dividing the net earnings by the sum of the 380,000,000 common shares held by HP plus the 72,000,000 shares issued in the initial public offering plus approximately 10,000,000 shares related to the estimated effect of dilutive stock options and other employee stock plans including those HP shares or options that will be converted to Agilent stock or options upon the distribution date. The 72,000,000 shares issued in Agilent Technologies' initial public offering are assumed to have been outstanding for the entire first quarter of 2000.

The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

                                                                                  QUARTER ENDED
                                                                                   JANUARY 31,
                                                                              ------------------------
                                                                               2000              1999
                                                                               ----              ----
                                                                     (in millions, except per share data)
NUMERATORS:
     Net earnings ...............................................               $ 131           $  74

DENOMINATORS:
     Basic weighted average shares ..............................                 439             380
     Potentially dilutive common shares - stock options..........                   1               -
                                                                                 -----          ------
     Diluted weighted average shares ............................                 440             380

NET EARNINGS PER SHARE:
     Basic ......................................................               $ .30           $ .19
     Diluted ....................................................               $ .30           $ .19


PRO FORMA DENOMINATORS :
     Basic pro forma shares .....................................                 452
     Potentially dilutive pro forma common shares - stock options
       and other employee stock plans ...........................                  10
                                                                                 -----
     Diluted pro forma shares ...................................                 462

NET PRO FORMA EARNINGS PER SHARE :
     Basic ......................................................               $ .29
     Diluted ....................................................               $ .28

5.    INVENTORY
      (in millions)

                                                                         JANUARY 31,   October 31,
                                                                            2000          1999
                                                                            ----          ----
   Finished goods.....................................................         $  721       $  639
   Purchased parts and fabricated assemblies..........................            846          860
                                                                         -------------------------
                                                                               $1,567       $1,499
                                                                         =========================

6.   COMPREHENSIVE EARNINGS

     For the quarter ended January 31, 2000, Agilent Technologies recorded an unrealized gain, net of tax, of $53 million, which when added to net earnings of $131 million resulted in accumulated comprehensive earnings of $184 million. Prior to November 1, 1999, Agilent Technologies had no material components of comprehensive earnings.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     The condensed consolidated statement of cash flows for the first quarter ended January 31, 2000 excludes a non-cash net asset transfer of $48 million to Agilent Technologies from HP. This non-cash event was accounted for as a change in paid-in capital.

8.   RELATED PARTY TRANSACTIONS

     Agilent Technologies' revenue from sales of products to HP was $140 million for the first quarter of 2000, and $188 million in the first quarter of 1999. As of January 31, 2000, there was $70 million of accounts receivable from HP included in the accounts receivable amount recorded in the condensed consolidated balance sheet.

     Agilent Technologies has purchased products from HP, at a price that management believes approximates the price an unrelated third party would pay, for inclusion in its products sold to third parties in 1999 and 2000 and for its internal use in 2000. Agilent Technologies also purchased products from HP at cost for internal use in 1999. These purchases from HP totaled $37 million in the first quarter of 2000 and $20 million in the first quarter of 1999. Purchases at cost were $15 million in the first quarter of 1999.

     Agilent Technologies has entered into interim service level agreements with HP covering the provision of various interim services, including financial, accounting, building services, legal and other services by HP to Agilent Technologies or, in certain circumstances, vice versa. These services will generally be provided for a fee equal to the actual direct and indirect costs of providing the services plus 5%. The interim service level agreements generally have a term of two years or less from the date of separation. However, some interim service level agreements, including those for building services and information technology services, may be extended beyond the initial two-year period. If these agreements are extended, their terms will change so that the lessor will receive fair market rental value for the rental component of the building services and the costs plus 10% for information technology and other services and non-rental components of building services. For the quarter ended January 31, 2000, the total services Agilent Technologies received from HP was approximately $111 million and the total services HP received from Agilent Technologies was approximately $45 million.

     Agilent Technologies' costs and expenses in the first quarter of 1999 included allocations from HP for centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. These allocations have been determined on bases that HP and Agilent Technologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent Technologies. The allocation methods included relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others. Allocated costs included in the accompanying consolidated statement of earnings for the first quarter of 1999 follow.

                                                                                     QUARTER ENDED
                                                                                    JANUARY 31, 1999
                                                                                   -----------------
                                                                                     (IN MILLIONS)
     Costs of products and services...........................................                  $ 39
     Research and development.................................................                    34
     Selling, general and administrative......................................                   105

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

     GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT. The General Assignment and Assumption Agreement identifies the assets that HP transferred to Agilent Technologies and the liabilities that Agilent Technologies assumed from HP in the separation. In general, the assets that were transferred and the liabilities that were assumed are those that appear on the condensed consolidated balance sheet, after adjustment for certain assets and liabilities that were retained by HP (Note 1).

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

     EMPLOYEE MATTERS AGREEMENT. The Employee Matters Agreement allocates responsibility for, and liability related to, the employment of those employees of HP who have or will become Agilent Technologies employees. The agreement also contains provisions describing Agilent Technologies' benefit and equity plans. On or before the distribution date, Agilent Technologies expects to establish employee benefit plans comparable to those of HP for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the HP benefit plans. The transfer to Agilent Technologies of employees at certain of HP's international operations, and of certain pension and employee benefit plans, may not take place until Agilent Technologies receives consents or approvals or has satisfied other applicable requirements.

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

     MASTER IT SERVICE LEVEL AGREEMENT. The Master IT Service Level Agreement governs the provision of information technology services by HP and Agilent Technologies to each other, on an interim basis, until November 1, 2001, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and corporate support services, including accounting, financial management, tax, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% until November 1, 2001, and such costs plus 10% thereafter. The Master IT Service Level Agreement also covers the provision of certain additional information technology services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt the providing company's operations or significantly increase the scope of the agreement.

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

     ENVIRONMENTAL MATTERS AGREEMENT. HP has agreed to retain and indemnify Agilent Technologies for liabilities associated with properties transferred to Agilent Technologies which are undergoing environmental investigation and remediation and for which HP has accrued a reserve as of the separation date. The purpose of the Environmental Matters Agreement is to address, in a general way, HP's and Agilent Technologies' rights and obligations with respect to that investigation and remediation.

9.   ACQUISITION OF HEWLETT-PACKARD JAPAN

     On July 6, 1999, HP entered into an agreement with Yokogawa Electric Corporation (Yokogawa) of Japan to acquire Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan (HPJ) for approximately $521 million. Under the terms of the agreement which were assigned to Agilent Technologies, Agilent Technologies will acquire Yokogawa's shares through a series of purchase transactions. In the initial step, which occurred in January 2000, Agilent Technologies purchased approximately 10.4% of HPJ shares from Yokogawa for approximately $206 million. In the second step, which will occur on or before April 30, 2000, Agilent Technologies will purchase approximately 10.4% of HPJ shares from Yokogawa. Agilent Technologies will purchase the remaining 4.2% of HPJ shares owned by Yokogawa prior to March 31, 2003. HP has provided the funding for all steps of this transaction.

     An independent valuation has been performed to determine the portion of the purchase price attributable to Agilent Technologies' business and the remaining HP business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $391 million is attributable to Agilent Technologies' business, of which approximately $278 million will be recorded as goodwill and amortized over 10 years. The net book value of goodwill associated with the initial payment, net of hedging gain, for the purchase of approximately 10.4% of HPJ shares from Yokogawa was approximately $70 million at January 31, 2000. The remainder of the purchase price was allocated to tangible assets.

10.  RESTRUCTURING AND ASSET IMPAIRMENT

     During the quarter ended July 31, 1999, Agilent Technologies recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch semiconductor wafers. Agilent Technologies has an active plan to sell the building by the end of the year.

     During 1998, management committed to transfer the production of eight-inch semiconductor wafers to a third-party contractor. Management also undertook employee reductions through voluntary severance programs related to this transfer, as well as consolidation of some operations and general employee reductions in each of the four business segments. Approximately 1,650 employees accepted the voluntary severance incentive packages by the October 31, 1998 deadline. Of these employees, approximately 80% were in manufacturing or other positions included in cost of products and services. Agilent Technologies recorded pre-tax charges of approximately $163 million related to these restructuring actions in 1998. Of this amount, $138 million was included in cost of products, $7 million was included in research and development expense and $18 million was included in selling, general and administration expense in the 1998 consolidated statement of earnings. The restructuring costs included approximately $78 million related to employee severance under the voluntary severance incentive plans. The entire $78 million has been paid as of January 31, 2000. The restructuring costs also included $85 million related to non-cash asset impairments primarily for equipment. Of the equipment impairment charge, $39 million was attributable to equipment abandoned at the time of the charge and written down to its net realizable value. An additional $46 million was attributable to equipment that remained in service through the fourth quarter of 1999. Agilent Technologies has sold a portion of the equipment and is in the process of selling the remaining equipment by the end of the year.

11.  SEGMENT INFORMATION

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

                                    TEST AND        SEMICONDUCTOR     HEALTHCARE     CHEMICAL       TOTAL
                                   MEASUREMENT         PRODUCTS        SOLUTIONS      ANALYSIS     SEGMENTS
                                   -----------        ---------        ---------      --------     --------
                                                                (IN MILLIONS)
 QUARTER  ENDED JANUARY 31,
    2000:
 External revenue...............      $1,161             $447             $395          $243         $2,246
 Internal revenue...............           -                9                -             -              9
                                   ------------------------------------------------------------------------
 Total net revenue..............      $1,161             $456             $395          $243         $2,255
                                   ------------------------------------------------------------------------
 Earnings from operations.......        $124              $31              $17           $13           $185
                                   ========================================================================

 QUARTER ENDED JANUARY 31, 1999:

 External revenue................       $889             $365             $294          $238         $1,786
 Internal revenue................          2                5                -             -              7
                                   ------------------------------------------------------------------------
 Total net revenue...............       $891             $370             $294          $238         $1,793
                                   ------------------------------------------------------------------------
 Earnings (loss) from operations.        $65               $9              $(5)          $28            $97
                                   ========================================================================

RECONCILIATIONS TO AGILENT TECHNOLOGIES, AS REPORTED.

                                                                                          QUARTER  ENDED
                                                                                           JANUARY 31,
                                                                                       2000          1999
                                                                                      ------        ------
Net revenue:
   Total reportable segments......................................................       $2,255        $1,793
   Elimination of internal revenue................................................           (9)           (7)
                                                                                     ------------------------
      Total net revenue, as reported..............................................       $2,246        $1,786
                                                                                     ========================

Earnings before taxes:
   Total reportable segments' earnings from operations............................         $185           $97
   Corporate and unallocated......................................................          (14)            4
   Other income (expense), net....................................................           31            13
                                                                                     ------------------------
      Total earnings before taxes, as reported....................................         $202          $114
                                                                                     ========================

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS," MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

On March 2, 1999, Hewlett-Packard announced a plan to create a separate company, subsequently named Agilent Technologies, that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure. After the completion of our initial public offering in November 1999, Hewlett-Packard owns approximately 84.1% of our outstanding common stock. Hewlett-Packard has also announced its intention to distribute to its stockholders all of its remaining interest in us by the middle of calendar year 2000 (the distribution). Hewlett-Packard and we have entered into various agreements related to certain interim and ongoing relationships between the two companies. For a brief description of these agreements, see Note 8 of Item 1.

We were incorporated in Delaware in May 1999 as a wholly owned subsidiary of Hewlett-Packard. Our businesses historically have been operated as internal units of Hewlett-Packard. In November 1999, Hewlett-Packard transferred to us a majority of the assets and liabilities relating to our businesses and also provided us with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of our assets and liabilities including our accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to us some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan. In addition, Hewlett-Packard transferred to us $521 million to fund our acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Hewlett-Packard Japan. In December 1999, Hewlett-Packard provided us with additional cash funding of approximately $200 million based on our and Hewlett-Packard's balance sheets as of October 31, 1999.

We have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period which began November 1, 1999 (the separation). The agreements relate primarily to building services, information technology services and accounting and finance services. Under these agreements, we will reimburse Hewlett-Packard for its cost of the service plus 5%. The transition period varies depending on the agreement but is generally less than two years. Some of the agreements, including those for building services and information technology services, may be extended beyond the initial transition period. If these agreements are extended, we will reimburse Hewlett-Packard at its cost plus 10% for information technology services and most other services and at negotiated market rates for building services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these from Hewlett-Packard provides us with an efficient means of obtaining these services during the transition period. In addition, we will provide some transition services to Hewlett-Packard, for which we will be reimbursed at our cost plus 5%.

BASIS OF PRESENTATION

The 1999 financial information presented in this Form 10-Q is not indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the 1999 periods presented. The 1999 financial information presented in this Form 10-Q does not reflect the many significant changes that occurred in our funding and operations as a result of our becoming a stand-alone entity, our initial public offering and the anticipated distribution.

CYCLICAL BUSINESS

Several significant industries and markets into which we sell our products and services are cyclical, causing a corresponding impact on our financial results. Shifts in the semiconductor market, electronics industry and computer industry, as well as rapidly shifting global economic conditions, have had significant impacts on our businesses. Our revenue and operating results for the first quarter of 2000 compared to the corresponding period in 1999 have improved as a result of an upturn in the semiconductor industry. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their business. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results.

ECONOMIC CONDITIONS IN ASIA

Our revenue and operating results for the first quarter of 2000 compared to the corresponding period in 1999 have improved in part as a result of the upturn in Asian economies.

IMPACT OF FOREIGN CURRENCIES

We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially the Japanese yen and the Euro which was introduced on January 1, 1999 to replace 11 European national currencies. Our currency exposures historically have been hedged as part of Hewlett-Packard's global hedging program, which is designed to minimize exposure to foreign currency fluctuations. We implemented a similar hedging program upon our separation from Hewlett-Packard in November 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

In March 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the statement, we recorded $53 million of unrealized gains, net of tax, in accumulated comprehensive earnings as of January 31, 2000. Prior period financial statements have not been materially impacted by the statement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of fiscal year 2001. We are in the process of determining the impact that adoption will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Our results of operations for the quarters ended January 31, 2000 and 1999 in dollars and as a percentage of total net revenue follow.

                                                                 QUARTER ENDED JANUARY 31,
                                                                ---------------------------
                                                                                   AS A PERCENTAGE OF
                                                          DOLLARS                  TOTAL NET REVENUE
                                                          -------                  ------------------
                                                        2000       1999               2000       1999
                                                        ----       ----               ----       ----
                                                         (IN MILLIONS)
Net revenue:
   Products........................................     $1,917     $1,488                85.4      83.3
   Services........................................        329        298                14.6      16.7
                                                      --------------------          --------------------
      Total net revenue............................      2,246      1,786               100.0     100.0
                                                      --------------------          --------------------
Costs and expenses:
   Cost of products................................        963        792                42.9      44.3
   Cost of services................................        197        182                 8.8      10.2
   Research and development........................        290        222                12.9      12.4
   Selling, general and administrative.............        625        489                27.8      27.4
                                                      --------------------          --------------------
      Total costs and expenses.....................      2,075      1,685                92.4      94.3
                                                      --------------------          --------------------
Earnings from operations...........................        171        101                 7.6       5.7
Other income (expense), net........................         31         13                 1.4        .7
                                                      --------------------          --------------------
Earnings before taxes..............................        202        114                 9.0       6.4
Provision for taxes................................         71         40                 3.2       2.2
                                                      --------------------          --------------------
Net earnings.......................................       $131        $74                 5.8       4.2
                                                      ====================          ====================

Cost of products as a percentage of products
   revenue.........................................                                      50.2      53.2
Cost of services as a percentage of services
   revenue.........................................                                      59.9      61.1

NET REVENUE

Total net revenue for Agilent increased 25.8 percent to $2.2 billion in the first quarter of 2000, compared to $1.8 billion in the first quarter of 1999. The increase was the result of a number of factors, including growth in revenue from the communications market, improvement in economic conditions in Asia and strengthening in the semiconductor industry in general. The increase reflects improvements from our test and measurement, our semiconductor products and our healthcare solutions businesses.

United States revenue increased 23.5 percent to $968 million in the first quarter of 2000, compared to the same period in 1999. International revenue increased 27.5 percent to $1.3 billion in the first quarter of 2000, compared to the same period in 1999. These increases were primarily due to significant improvements in the semiconductor and communication industry in general. The higher net revenue growth in the international arena was significantly impacted by improved economic conditions in Asia, particularly Japan and Korea. There was minimal currency impact on net revenue growth in the first quarter of 2000.

In the first quarter of 2000, revenue from products increased 28.8 percent while revenue from services increased 10.4 percent, compared to the same period in 1999. The higher product revenue growth resulted from the growing communications market, a strengthening of the semiconductor industry and improved economic conditions in Asia. Generally, service revenue growth follows behind product revenue growth as our installed base of products increases.

Demand for our products and services has been extremely strong in the first quarter of 2000. Accordingly, we have revised our total 2000 net revenue projection to $10 billion, representing a 20 percent year-over-year growth. This increase in demand has also put substantial pressure on our manufacturing capacity in the first quarter, particularly on products for the wireless and fiber optic markets. We are working on many fronts to boost capacity to meet this demand but we may experience additional capacity constraints in the future if demand continues to exceed our expectations.

EARNINGS FROM OPERATIONS

Earnings from operations increased 69.3 percent to $171 million in the first quarter of 2000, compared to $101 million in the same period in 1999. The increase was due to higher net revenue combined with lower cost of products and services as a percentage of revenue.

Cost of products and services, as a percentage of net revenue, decreased 2.8 percentage points to 51.7 percent in the first quarter of 2000, compared to 54.5 percent in the same period in 1999. The decrease was primarily attributable to higher volumes and more profitable product mix. All four of our business segments recorded improvement in cost of products and services as a percentage of net revenue with semiconductor products accounting for the most significant improvement due in part to cost savings related to the 1998 restructuring.

Operating expenses as a percentage of net revenue increased 0.9 percentage points to 40.7 percent in the first quarter of 2000, compared to 39.8 percent in the same period in 1999. The increase was primarily due to higher infrastructure, advertising, and branding expenses as a result of our becoming an independent company, and was partially offset by higher net revenue.

Research and development expenses increased 30.6 percent in the first quarter of 2000, compared to the same period in 1999. The increases reflect ongoing investments in developing new products and new technologies, primarily in test and measurement, semiconductor, and chemical analysis products. Selling, general and administrative expenses increased 27.8 percent in the first quarter of 2000, compared to the same period in 1999. The increase was primarily driven by incremental infrastructure costs and branding expenses related to the separation from Hewlett-Packard and operating on our own.

Costs related to our operating as a separate, stand alone entity will include significant incremental expenditures related to advertising and product branding that are expected to continue through 2000. In addition, we expect operating expenses, primarily infrastructure costs, to increase as a result of our separation from Hewlett-Packard. We anticipate that the combined incremental advertising, product branding and infrastructure costs will result in an increase in our operating expenses for the remainder of 2000 compared to 1999. Combined with our higher net revenue projections for 2000, we now expect that our operating expenses as a percentage of revenue will increase approximately 1 percentage point in 2000 compared to 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased $18 million to income of $31 million in the first quarter of 2000, compared to income of $13 million in the same period in 1999. The increase was primarily due to interest income earned on the initial cash funding received in November from Hewlett-Packard.

PROVISION FOR TAXES

Our effective tax rate was 35 percent in the first quarter of both 2000 and 1999. The rate is based on estimates of our earnings before taxes in the various tax jurisdictions in which we operate throughout the world. While changes in our mix of earnings before taxes in these tax jurisdictions can cause our effective tax rate to fluctuate, we currently expect our effective tax rate to remain at approximately 35 percent throughout 2000.

         TEST AND MEASUREMENT

                                                                                      QUARTER  ENDED
                                                                                        JANUARY 31,
                                                                                        -----------
                                                                                      2000       1999
                                                                                     ------      -----
                                                                                   (DOLLARS IN MILLIONS)
Net revenue.....................................................................       $1,161       $889
Earnings from operations........................................................          124         65
   As a percentage of net revenue...............................................        10.7%       7.3%

NET REVENUE

Net revenue from our test and measurement business increased 30.6 percent to $1.2 billion in the first quarter of 2000, compared to $889 million in the same period in 1999. The increase was attributable to very strong electronics and communications markets, especially in the wireless and optical arenas as well as semiconductor test systems. This growth rate increased in part by a comparison with the year-ago quarter which was negatively impacted by weakness in the semiconductor industry and the Asian markets. Revenue growth was also extremely strong for products and systems that enable the development of next-generation communications networks and services as well as test products for optical networking infrastructure.

In the first quarter of 2000, our net revenue from products increase 35.8 percent while our net revenue from services increased 10.0 percent, compared to the same period in 1999. The higher product revenue growth was primarily due to the growing communications market and the improved economic conditions in Asia. Generally, service revenue growth follows behind product revenue growth as our installed base of products increases.

EARNINGS FROM OPERATIONS

Earnings from operations from our test and measurement business increased 90.8 percent to $124 million in the first quarter of 2000, compared to $65 million in the same period in 1999. The increase resulted from increased revenue and lower cost of products and services as a percentage of revenue, partially offset by higher operating expenses.

Cost of products and services as a percentage of net revenue decreased 2.3 percentage points in the first quarter of 2000 as compared to the same period in 1999. The decrease was substantially attributable to higher volumes and a more profitable product mix, primarily in wireless communications products and automated test equipment. To a lesser extent, diminished pricing pressure contributed to the decrease, which was partially offset by the use of other equipment manufacturers as a strategy to increase manufacturing capacity.

Operating expenses as a percentage of net revenue decreased 1.1 percentage points in the first quarter of 2000, compared to the same period of 1999. The decrease was due to higher net revenue partially offset by higher expenses.

Research and development expense increased 25.2 percent in the first quarter of 2000, compared to the same period in 1999. The increase reflects our continuing investment in new products. Selling, general and administrative expense increased 28.4 percent in the first quarter of 2000, compared to the same period in 1999. The increase was primarily driven by incremental infrastructure costs and branding expenses related to the separation from Hewlett-Packard and operating on our own.

SEMICONDUCTOR PRODUCTS

                                                               QUARTER  ENDED
                                                                 JANUARY 31,
                                                                 -----------
                                                               2000      1999
                                                               ----      ----
                                                            (DOLLARS IN MILLIONS)
   Net revenue..............................................   $447      $365
   Earnings from operations.................................     31         9
      As a percentage of net revenue........................   6.9%      2.5%

NET REVENUE

Net revenue from our semiconductor products business increased 22.5 percent to $447 million in the first quarter of 2000, compared to $365 million in the same period in 1999. The net revenue growth was primarily driven by strong growth in all semiconductor products except application specific integrated circuits (ASICs), where growth was affected by the planned phaseout of microprocessor sales and supply chain adjustments by Hewlett-Packard that we believe are temporary. Fiber optics products, RF/wireless products, digital imaging products and high speed networking products achieved strong growth. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was 29.5% for the first quarter of 2000 and 38.6% for the first quarter of 1999.

In the first quarter of 2000, we expanded our existing joint venture relationship with Royal Philips Electronics, N.V and transferred a portion of our light-emitting diode (LED) business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the business transferred to the joint venture are no longer consolidated in our results. Instead, we record our portion of the joint venture's net earnings or loss in other income (expense), net, which in the first quarter of 2000, was minimal.

EARNINGS FROM OPERATIONS

Earnings from operations from our semiconductor products business increased $22 million to $31 million in the first quarter of 2000, compared to $9 million in the same period in 1999. The increase resulted from higher revenue and lower cost of products as a percentage of net revenue partially offset by higher operating expenses.

Cost of products as a percentage of net revenue decreased 6.6 percentage points in the first quarter of 2000, compared to the same period in 1999. The decrease was primarily driven by increased volumes. In addition, the transfer of a portion of our LED business to the joint venture, the 1998 restructuring efforts and the prior year's divestiture of low margin businesses contributed to the decrease.

Operating expenses as a percentage of net revenue increased 2.2 percentage points in the first quarter of 2000, compared to the same period in 1999. The increase resulted from greater growth in expenses than revenue.

Research and development expense increased 31.1 percent in the first quarter of 2000, compared to the same period in 1999. The increase reflects increased investments in the fast growing fiber optics, high-speed networking, and image and position sensor businesses. Selling, general and administrative expenses increased 34.0 percent in the first quarter of 2000, compared to the same period in 1999. The increase was primarily driven by incremental infrastructure costs and branding expenses related to the separation from Hewlett-Packard and operating on our own.

Also, during the first quarter of 2000, we agreed with Adaptec to co-develop, market, and sell Fibre Channel host bus adapters for Windows NT-based servers. Under the terms of the agreement, Adaptec will license our Fibre Channel host adapter and software driver technology. Both companies will jointly develop and market software solutions. Adaptec will focus its sales and distribution channel to market Fibre Channel solutions worldwide. This agreement had minimal impact on the financial results for the first quarter of 2000.

HEALTHCARE SOLUTIONS

                                                               QUARTER  ENDED
                                                                 JANUARY 31,
                                                                 -----------
                                                               2000      1999
                                                               ----      ----
                                                            (DOLLARS IN MILLIONS)
   Net revenue..............................................   $395        $294
   Earnings (loss)  from operations.........................     17         (5)
      As a percentage of revenue............................   4.3%      (1.7%)

NET REVENUE

Net revenue from our healthcare solutions business increased 34.4 percent to $395 million in the first quarter of 2000, compared to $294 million in the same period in 1999, when our healthcare solutions business experienced internal production constraints resulting from a transition to a new enterprise resource planning system. This revenue growth increase was especially large in our patient-monitoring, ultrasound-imaging, and cardiology products. We do not anticipate that the growth in net revenue achieved in the first quarter of 2000 is sustainable throughout 2000. Instead, consistent with the industry's growth, we anticipate revenue growth to range from 6 to 8 percent compared to prior year periods.

In the first quarter of 2000, our net revenue from products increased 37.0 percent while our net revenue from services increased 23.7 percent, compared to the same period in 1999. The higher product revenue growth was due primarily to the implementation of the new enterprise resource planning system in the first quarter of 1999, which constrained production and shipments of key products.

EARNINGS FROM OPERATIONS

Earnings from operations from our healthcare solutions business increased to $17 million in the first quarter of 2000, compared to a loss from operations of $5 million in the first quarter of 1999. The increase was primarily due to higher net revenue, compared to a weak first quarter of last year, and was partially offset by higher costs and expenses.

Cost of products and services as a percentage of net revenue decreased by 2.9 percentage points in the first quarter of 2000, compared to the same period in 1999. The decrease was primarily attributable to higher net revenue in the first quarter of 2000.

Operating expenses as a percentage of net revenue decreased 3.1 percentage points in the first quarter of 2000, compared to the same period in 1999. The decrease was primarily due to higher net revenue partially offset by higher expenses.

Research and development expense increased 31.3 percent in the first quarter of 2000, compared to the same period in 1999. The increase was largely a result of our development projects relating to new automatic external defibrillator products. Selling, general and administrative expenses increased 23.2 percent in the first quarter of 2000, compared to the same period in 1999. The increase was primarily driven by incremental infrastructure costs and branding expenses related to the separation from Hewlett-Packard and operating on our own.

CHEMICAL ANALYSIS

                                                               QUARTER  ENDED
                                                                 JANUARY 31,
                                                                 -----------
                                                               2000      1999
                                                               ----      ----
                                                            (DOLLARS IN MILLIONS)
   Net revenue..............................................   $243       $238
   Earnings from operations.................................     13         28
      As a percentage of revenue............................   5.4%      11.8%

NET REVENUE

Net revenue from our chemical analysis business increased 2.1 percent to $243 million in the first quarter of 2000, compared to $238 million in the same period in 1999. The modest increase was primarily due to increased sales from gas chromatography products, helped in part by a strengthening in the petroleum industry. Our growth was negatively impacted by a comparison to the first quarter of 1999 where we had unusually strong sales due to a promotional campaign. Service revenue was flat in the first quarter of 2000, compared to the same period in 1999.

EARNINGS FROM OPERATIONS

Earnings from operations from our chemical analysis business decreased 53.6 percent to $13 million in the first quarter of 2000, compared to $28 million in the same period in 1999. The decrease was primarily due to higher infrastructure costs and branding expenses related to the separation from Hewlett-Packard and operating on our own.

Cost of products and services as a percentage of net revenue decreased by 2.4 percentage points by the first quarter of 2000, compared to the same period in 1999. The improvement was driven by reduced warranty costs.

Operating expenses as a percentage of net revenue increased 8.7 percentage points in the first quarter of 2000, compared to the same period of 1999. The increase resulted from greater growth in expenses than revenue.

Research and development expense increased 45.0 percent in the first quarter of 2000, compared to the same period in 1999. The increase reflects increased new product development programs in the bioscience and liquid chromatograph products. Selling, general and administrative expense increased 22.2 percent in the first quarter of 2000, compared to the same period in 1999. The increase was primarily driven by incremental infrastructure costs and branding expenses related to the separation from HP and operating on our own.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES We believe that the Company's financial position remains strong, with cash and cash equivalents and short-term investments of $1.4 billion at January 31, 2000. Prior to November 1, 1999, cash receipts associated with our businesses were transferred to Hewlett-Packard on a daily basis and Hewlett-Packard provided funds to cover our disbursements. Accordingly, we reported no cash or cash equivalents at October 31, 1999.

In accordance with our separation agreement with Hewlett-Packard, as of November 1, 1999, Hewlett-Packard retained some of our assets and liabilities and Hewlett-Packard transferred to us some of the assets and liabilities related to its business. In November and December 1999, Hewlett-Packard made cash payments to us totaling $1.3 billion to fund our working capital and other needs for the first few months of our operations as a separate, stand-alone entity. In addition, Hewlett-Packard transferred approximately $.5 billion to fund our acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and immediately distributed to Hewlett-Packard as a dividend.

Of the total $1.8 billion of funding received from Hewlett-Packard in the first quarter of 2000, $1.1 billion is classified as net cash provided by financing activities and approximately $700 million is classified among several categories of net cash provided by operating activities in the condensed consolidated statement of cash flows for the first quarter of 2000.

We generated cash flows from operations of $384 million during the first quarter of 2000, compared to $59 million for the corresponding period of 1999. The increase in cash flows from operating activities in the first quarter of 2000 was primarily attributed to an increase in amounts due to Hewlett-Packard as a result of the separation. In addition, the increase in cash from operations resulted from a decrease in accounts receivable and higher net earnings before non-cash charges for depreciation and amortization.

Net cash used for investing activities in the first quarter of 2000 was $208 million, compared to $35 million for the corresponding period of 1999. The increase in investing activity was primarily due to our first payment for the acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. We believe that the cash funding we received from Hewlett-Packard together with cash generated from operations and our $500 million unused lines of credit will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure that additional financing, if needed, will be available on favorable terms.

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

Many of our products are used by our customers to develop, test and manufacture their new products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers' products. Development of new products generally requires a substantial investment before we can determine the commercial viability of these innovations. If we fail to adequately predict our customers' needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenue. For example, the cellular phone industry, which is served by our test and measurement and semiconductor products businesses, currently has several competing communications standards. We may suffer competitive harm if we dedicate resources to developing products and technologies to support a standard that does not achieve broad market acceptance. Our other businesses will encounter similar challenges. In our healthcare solutions business, new technologies that we develop may not be quickly accepted because of industry-specific factors such as the need for regulatory clearance, entrenched patterns of clinical practice, uncertainty over third-party reimbursement and clinicians' fears of malpractice suits. We would suffer competitive harm if we dedicate a significant amount of resources to the development of products and technologies that do not achieve broad market acceptance.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect our operating results in a quarter. For example, when our revenue declined in the second half of 1998 as a result of the financial crisis in Asia, it caused significant negative fluctuations in our operating results. Other factors that could affect our quarterly operating results include:

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

THE CURRENT TECHNOLOGY LABOR MARKET IS VERY COMPETITIVE, AND OUR BUSINESSES WILL SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN SUFFICIENT PERSONNEL.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain and expand our businesses. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including the Silicon Valley region of Northern California where our headquarters and central research and development laboratories are located. Although we believe we offer competitive salaries and benefits, certain of our businesses have had to increase spending in order to retain personnel. We also believe we have benefited from Hewlett-Packard's name and reputation as an employer in the past. To the extent we do not obtain similar popular recognition, our ability to attract and retain personnel could be harmed. In addition, some employees of Hewlett-Packard who worked in our businesses in the past may have chosen, or may choose, to remain with Hewlett-Packard in other positions. Until April 1, 2000, our employees are generally eligible to apply for and move to positions at Hewlett-Packard without losing their Agilent or previous Hewlett-Packard tenure.

OUR OPERATING RESULTS COULD BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

Several significant industries and markets into which we sell our products are cyclical. For example, in 1998 the operating results of our test and measurement and semiconductor products businesses were harmed by downturns in the semiconductor market. From time to time, the electronics industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. In addition, the computer industry is subject to seasonal and cyclical fluctuations in demand for its products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent accelerated erosion of average selling prices. In addition, the healthcare industry has experienced a significant increase in cost pressures resulting from hospital consolidation and the trend by insurance companies to reduce payments to healthcare providers. Any significant downturn in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our businesses.

AS A SEPARATE COMPANY FROM HEWLETT-PACKARD, WE MAY EXPERIENCE INCREASED COSTS RESULTING FROM DECREASED PURCHASING POWER WHICH COULD DECREASE OUR PROFITABILITY.

Prior to our separation from Hewlett-Packard, our businesses were able to take advantage of Hewlett-Packard's size and purchasing power in procuring goods, services and technology, such as computer software licenses. As a separate, stand-alone entity, we may be unable to obtain goods, services and technology at prices and on terms as favorable as those we obtained prior to the separation. In addition, our patent cross-license agreement with Hewlett- Packard gives us the right to sublicense only a portion of Hewlett-Packard's intellectual property portfolio. As a result, in negotiating patent cross-license agreements with third parties, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we had access to Hewlett-Packard's entire intellectual property portfolio.

OUR SEMICONDUCTOR TECHNOLOGY LICENSING AND SUPPLY ARRANGEMENTS WITH HEWLETT-PACKARD LIMIT OUR ABILITY TO SELL TO OTHER COMPANIES AND COULD RESTRICT OUR ABILITY TO EXPAND OUR BUSINESSES.

With some exceptions, we do not have a license under Hewlett-Packard's patents, patent applications and invention disclosures for inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products. In addition, our ICBD Technology Ownership and License Agreement, which generally covers integrated circuit technology that is used in integrated circuits for Hewlett Packard's printers, scanners and computers, provides that for a period of three years in some cases and 10 years in other cases we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

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

Historically, some of our businesses have sold products to Hewlett-Packard and have engaged in product development efforts with divisions of Hewlett-Packard. For the first quarter of 2000, Hewlett-Packard accounted for 6.2% of our total net revenue and 29.5% of our semiconductor products business' net revenue. In comparison, for the first quarter of 1999, Hewlett-Packard accounted for 10.5% of our total net revenue and 38.6% of our semiconductor products business' net revenue.

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

WE FACE AGGRESSIVE COMPETITION IN ALL AREAS OF OUR BUSINESSES, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESSES WILL BE HARMED.

We encounter aggressive competition in all areas of our businesses. Our competitors are numerous, ranging from some of the world's largest corporations, such as General Electric Company, International Business Machines Corporation, Lucent Technologies, Inc. and Siemens AG, to many highly specialized firms, such as PE Biosystems, Teradyne, Inc. and Waters Corporation, as well as many smaller technology startups. We may not be able to compete effectively with all of these competitors. To remain competitive, we will need to develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive, and we will have to manage financial returns effectively. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends which reduce the value of these product lines.

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

COST CONTAINMENT MEASURES IN THE HEALTHCARE INDUSTRY AND THE EFFECT OF ANY HEALTHCARE REFORM COULD HARM OUR PROFITABILITY.

Our healthcare customers rely on third-party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead our customers to reduce or eliminate purchases of our products. Likewise, legislative proposals to reform healthcare or reduce government programs could result in lower prices for or rejection of our products. The cost containment measures that healthcare providers are instituting and the effects of any healthcare reform, both in the United States and internationally, could harm our ability to operate profitably.

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

OUR NEW NAME IS NOT YET RECOGNIZED AS A BRAND IN THE MARKETPLACE, AND AS A RESULT OUR PRODUCT SALES COULD SUFFER.

The loss of the "Hewlett-Packard" brand name may hinder our ability to establish new relationships. In addition, our current customers, suppliers and partners may react negatively to the separation. In connection with our separation from Hewlett-Packard, we changed the brand name and most of the trademarks and trade names under which we conduct our businesses. This transition to our new name occurred rapidly in the case of some products and will occur over specified periods of time in the case of other products. We believe that sales of our products have benefited from the use of the "Hewlett-Packard" brand name. In addition, although we believe we have all necessary rights to use the new brand name, our rights to use it may be challenged by others.

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

We are in the process of creating our own information systems to eventually replace Hewlett-Packard's systems. We may not be successful in implementing these systems and transitioning data from Hewlett-Packard's systems to ours. We are currently in the process of implementing new enterprise resource planning software applications to manage some of our information systems. Our chemical analysis and healthcare solutions businesses have each migrated to new enterprise resource planning software, and each experienced disruptions during the transition process that negatively affected their operating results for the period in which the transition occurred.

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

After the completion of our initial public offering, Hewlett-Packard owns approximately 84.1% of our outstanding common stock. As long as Hewlett-Packard owns a majority of our outstanding common stock, Hewlett-Packard will continue to be able to elect our entire board of directors and to remove any director, with or without cause, without calling a special meeting. Investors will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the Hewlett-Packard stockholders. As a result, Hewlett-Packard will control all matters affecting Agilent Technologies, including:

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

OUR HISTORICAL 1999 FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

The historical 1999 financial information we have included has been carved out from Hewlett-Packard's consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. Hewlett-Packard did not account for us as, and we were not operated as, a single stand-alone entity for the 1999 periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We did not make adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Hewlett-Packard, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

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

 OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF HEWLETT-PACKARD COMMON STOCK.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Hewlett-Packard common stock and options to purchase Hewlett-Packard common stock. Ownership of Hewlett-Packard common stock by our directors and officers after our separation from Hewlett-Packard could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Hewlett-Packard and us.

YEAR 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

We successfully passed a number of critical "Year 2000" dates (September 9, 1999; January 1, 2000; and February 29, 2000) with no significant issues anywhere in the world. Our customer-support operations reported that our customers did not call about any consequential Year 2000 incidents. At the company's sites, we did not experience any significant Year 2000-related issues that would have affected our ability to manufacture, ship, sell or service our products.

Hewlett-Packard had established a Year 2000 Program Office to coordinate the Year 2000 efforts of all of its business units, geographic organizations and functional departments around the world, including those of ours. This office also provided a single point of contact for information about the company's Year 2000 programs. We embarked on a massive customer-outreach program to share information with customers in face-to-face meetings, in mailings, and via a web site.

Our Year 2000 initiatives focused on four areas of potential impact: the products and services we provide to customers; our own internal information technology (IT) systems; our non-IT systems and processes; and the readiness of third parties with whom we have material business relationships. The Year 2000 program, at its peak, involved thousands of employees who worked diligently to make sure that customers and our own operations did not experience any significant Year 2000 problems.

While we are certainly encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer any needed Year 2000 support to customers. Plans are in place to close the Year 2000 Program Office and manage any outstanding Year 2000 support issues through our regular support and service activities around the world.

ADOPTION OF THE EURO

Hewlett-Packard established a dedicated task force to address the issues raised for all of its businesses, including ours, with the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999 and the transition period will continue through January 1, 2002. Beginning January 1, 1999, product prices in local currencies were converted to Euros as required.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Historically, our exposure to exchange rate risks has been managed on an enterprise-wide basis as part of Hewlett-Packard's risk management strategy. This strategy has utilized derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.
As of November 1, 1999, we have implemented our own risk management strategy.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AGILENT TECHNOLOGIES, INC.
                                       (Registrant)



Dated: March 15, 2000                  By: /s/ Robert R. Walker
                                           -----------------------------
                                               Robert R. Walker
                                               Senior Vice President and
                                               Chief Financial Officer

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibits:
      1.         Not applicable.

      2.         None.

      3.         None.

      4.         None

      5-9.       Not applicable.

      10.        None.

      11.        See Item 2 in Notes to Condensed Consolidated Financial
                 Statements on Page 6.

      12-14.     Not applicable.

      15.        None.

      16-17.     Not applicable.

      18-19.     None.

      20-21.     Not applicable.

      22-24.     None.

      25-26.     Not applicable.

      27.        Financial Data Schedule.

      28.        Not applicable.

      99.        None.
