Form 10-Q
period 2000-04-30
AGILENT TECHNOLOGIES INC
filed 2000-06-12
CIK 1090872

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended April 30, 2000

                                      OR

    /_/        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to_________________

                        Commission file number: 001-15405

                           AGILENT TECHNOLOGIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       77-0518772
     ------------------------------                     -------------------
     State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

     395 Page Mill Road, Palo Alto, California                 94306
     ------------------------------------------              ------------
      (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code        (650) 752-5000
                                                                --------------
  Former address: 3000 Hanover Street, Palo Alto, California 94304
  ------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/         No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 30, 2000
-----------------------------                  -------------------------------
Common Stock, $0.01 par value                        452,271,967 shares

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page Number
                                                                                         -----------
Part I.       Financial Information                                                            3

Item 1.       Financial Statements                                                             3

              Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2000
                and October 31, 1999                                                           3

              Condensed Consolidated Statements of Earnings (Unaudited) for the
                Three and Six Months Ended April 30, 2000 and April 30, 1999                   4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                Six Months Ended April 30, 2000 and April 30, 1999                             5

              Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                     6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           17

Item 3.       Quantitative and Qualitative Disclosures about
                Market Risk                                                                   43

Part II.      Other Information                                                               43

Item 1.       Legal Proceedings                                                               43

Item 4.       Submission of Matters to a Vote of Security Holders                             43

Item 6.       Exhibits and Reports on Form 8-K                                                44

              Signature                                                                       44

              Exhibits Index                                                                  45

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

                   Agilent Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (in millions, except par value and share amounts)

                                                                               Apr. 30,        Oct. 31,
                                                                                 2000            1999
                                                                                 ----            ----

ASSETS
Current assets:
   Cash and cash equivalents................................................           $978           $  -
   Accounts receivable......................................................          1,826          1,635
   Due from Hewlett-Packard, net............................................             63              -
   Inventory................................................................          1,622          1,499
   Other current assets.....................................................            568            404
                                                                             ---------------  -------------
      Total current assets..................................................          5,057          3,538
Property, plant and equipment, net..........................................          1,453          1,387
Other assets................................................................            811            519
                                                                             ---------------  -------------
Total assets................................................................         $7,321         $5,444
                                                                             ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and short-term borrowings..................................           $ 98           $  -
   Accounts payable.........................................................            509            510
   Employee compensation and benefits.......................................            644            550
   Deferred revenue.........................................................            329            241
   Accrued income taxes.....................................................            192              -
   Other accrued liabilities................................................            414            380
                                                                             ---------------  -------------
      Total current liabilities.............................................          2,186          1,681
Other liabilities...........................................................            493            381

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 125,000,000 shares
      authorized; none issued and outstanding...............................              -              -
   Common stock; $.01 par value; 2,000,000,000 shares
      authorized; 452,271,967 shares at April 30, 2000 and
      380,000,000 shares at October 31, 1999 issued and outstanding.........              5              4
   Additional paid-in capital...............................................          4,344          3,378
   Retained earnings........................................................            297              -
   Other comprehensive losses...............................................             (4)             -
                                                                             ---------------  -------------
      Total stockholders' equity............................................          4,642          3,382
                                                                             ---------------  -------------
Total liabilities and stockholders' equity..................................         $7,321         $5,444
                                                                             ===============  =============

     The accompanying notes are an integral part of these financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                     Three Months Ended           Six Months Ended
                                                                         April 30,                    April 30,
                                                                     2000          1999           2000         1999
                                                                     ----          ----           ----         ----
Net revenue:
   Products.....................................................        $1,999       $1,524          $3,799        $2,839
   Products to Hewlett-Packard..................................           156          190             296           378
   Services and other...........................................           330          296             636           579
                                                                 ---------------------------   ---------------------------
      Total net revenue.........................................         2,485        2,010           4,731         3,796
                                                                 ---------------------------   ---------------------------
Costs and expenses:
   Cost of products.............................................         1,052          846           2,028         1,655
   Cost of services and other...................................           209          173             393           338
   Research and development.....................................           296          241             586           463
   Selling, general and administrative..........................           714          510           1,339           999
                                                                 ---------------------------   ---------------------------
      Total costs and expenses..................................         2,271        1,770           4,346         3,455
                                                                 ---------------------------   ---------------------------
Earnings from operations........................................           214          240             385           341
Other income (expense), net.....................................            42            2              73            15
                                                                 ---------------------------   ---------------------------
Earnings before taxes...........................................           256          242             458           356
Provision for taxes.............................................            90           85             161           125
                                                                 ---------------------------   ---------------------------
Net earnings....................................................         $ 166        $ 157           $ 297         $ 231
                                                                 ===========================   ===========================

Basic net earnings per share....................................         $ .37        $ .41           $ .67         $ .61
Diluted net earnings per share..................................         $ .36        $ .41           $ .66         $ .61

Average shares used in computing net earnings per share:

   Basic........................................................           452          380             445           380
   Diluted......................................................           457          380             448           380

Pro forma net earnings per share:

   Basic........................................................         $ .37                         $.66
   Diluted......................................................         $ .36                         $.64

Average shares used in computing pro forma net earnings per share:

   Basic........................................................           452                          452
   Diluted......................................................           465                          462

     The accompanying notes are an integral part of these financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)

                                                                                                   Six Months
                                                                                                 Ended April 30,
                                                                                               2000            1999
                                                                                               ----            ----
Cash flows from operating activities:
   Net earnings...........................................................................         $ 297         $ 231
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................................           199           235
      Gain on sale of equity investments..................................................           (25)            -
      Deferred taxes on earnings..........................................................           (59)          (69)
      Changes in assets and liabilities:
        Accounts receivable...............................................................          (187)          (59)
        Due from Hewlett-Packard, net.....................................................           (63)            -
        Inventory.........................................................................          (118)           18
        Accounts payable..................................................................            11           (32)
        Accrued income taxes..............................................................           192             -
        Other current assets and liabilities..............................................           110           (24)
        Other, net........................................................................           (11)          (77)
                                                                                           --------------   -----------
Net cash provided by operating activities.................................................           346           223
                                                                                           --------------   -----------
Cash flows from investing activities:
   Investments in property, plant and equipment...........................................          (222)         (196)
   Dispositions of property, plant and equipment..........................................            97            31
   Sales of equity investments............................................................            53             -
   Acquisitions, net of cash acquired.....................................................          (486)          (12)
   Cash proceeds of divestitures..........................................................             -            39
   Other, net.............................................................................             9             6
                                                                                           --------------   -----------
Net cash used in investing activities.....................................................          (549)         (132)
                                                                                           --------------   -----------
Cash flows from financing activities:
   Initial public offering proceeds.......................................................         2,068             -
   Initial public offering proceeds distributed to Hewlett-Packard........................        (2,068)            -
   Issuance of common stock under employee stock plans....................................             2             -
   Change in notes payable and short-term borrowings......................................            98             -
   Net funding from (to) Hewlett-Packard..................................................         1,081           (91)
                                                                                           --------------   -----------
Net cash provided by (used in) financing activities.......................................         1,181           (91)
                                                                                           --------------   -----------
Change in cash and cash equivalents.......................................................           978             -
Cash and cash equivalents at beginning of period..........................................             -             -
                                                                                           --------------   -----------
Cash and cash equivalents at end of period................................................         $ 978          $  -
                                                                                           ==============   ===========

    The accompanying notes are an integral part of these financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     1.  Overview and Basis of Presentation

         On March 2, 1999, Hewlett-Packard Company (HP) announced a plan to create a separate company, subsequently named Agilent Technologies, Inc. (Agilent), comprised of HP's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories and associated infrastructure.

         Agilent was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of HP with 125,000,000 shares of $.01 par value preferred stock and 2,000,000,000 shares of $.01 par value common stock authorized and 10,000,000 shares of common stock issued to HP. Effective October 21, 1999, Agilent's Board of Directors declared a 38-for-one stock split in the form of a stock dividend. As a result of the stock split, common stock issued and outstanding increased to 380,000,000 shares. On November 18, 1999, Agilent launched its initial public offering of 72,000,000 shares of common stock at $30 per share. The net proceeds of the offering of $2.1 billion were paid to HP as a dividend on November 23, 1999. On April 7, 2000, HP announced that its board of directors had declared a stock dividend of all of HP's shares in Agilent. The dividend was distributed on June 2, 2000 (the distribution date), to HP shareholders of record as of 5 p.m. Eastern Daylight Time on May 2, 2000. The distribution was on the basis of 0.3814 of an Agilent share for each HP common share outstanding.

         The consolidated 1999 financial information has been prepared using HP's historical bases in the assets and liabilities and the historical results of operations of Agilent. Agilent began accumulating retained earnings on November 1, 1999.

         The consolidated 1999 financial information includes allocations of certain HP corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. The expense allocations were determined on bases that HP and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. However, the 1999 financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of Agilent in the future or what they would have been had Agilent operated as a separate, stand-alone entity during 1999. In fiscal 2000, Agilent entered into interim service level agreements with HP covering the provision of various services, including information technology, financial, accounting, building, legal and other services (Note 8).

         Effective November 1, 1999, Agilent began operating as a stand-alone company. In November 1999, HP transferred to Agilent a majority of the assets and liabilities relating to its businesses and also provided Agilent with cash funding of approximately $1.1 billion. HP retained some of Agilent's assets and liabilities, including some of its accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to Agilent some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan. In addition, HP transferred to Agilent $521 million to fund its acquisition of Yokogawa Electric Corporation's
         25% minority equity ownership of Hewlett-Packard Japan (Note 9). In December 1999, HP provided Agilent with additional cash funding of approximately $200 million based on its and HP's balance sheets as of October 31, 1999.

         Of the total $1.8 billion of funding received from HP in the six months ended April 30, 2000, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the condensed consolidated statement of cash flows for the six months ended April 30, 2000.

     2.  Summary of Significant Accounting Policies

         In the opinion of Agilent's management, the accompanying condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly its consolidated financial position as of April 30, 2000 and its consolidated results of operations and cash flows for the three and six months ended April 30, 2000 and 1999.

         Certain amounts in the condensed consolidated statements of operations for the three and six months ended April 30, 1999 have been reclassified to conform to the current period's presentation.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and notes thereto included in Agilent's 1999 Annual Report on Form 10-K.

     3.  Accounting Pronouncements

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Agilent recorded $4 million of accumulated other comprehensive losses to stockholders' equity in the six months ended April 30, 2000. Prior period financial statements were not materially impacted by the statement.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for years beginning after June 15, 2000. Agilent will adopt the standard no later than the first quarter of its fiscal year

         2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin is effective no later than the first quarter of Agilent's fiscal year 2001. Agilent is in the process of determining the impact that adoption will have on its consolidated financial statements.

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

         Pro forma basic net earnings per share has been computed by dividing net earnings by the sum of the 380,000,000 common shares held by HP plus the 72,000,000 shares issued in Agilent's initial public offering, as the proceeds of the offering were distributed to HP. Pro forma diluted net earnings per share has been computed by dividing net earnings by the sum of the 380,000,000 common shares held by HP plus the 72,000,000 shares issued in the initial public offering plus the estimated effect of dilutive stock options and other employee stock plans, including an estimate of those HP shares or options as of April 30, 2000 that were converted to Agilent stock or options on the distribution date. The 72,000,000 shares issued in Agilent's initial public offering are assumed to have been outstanding for the entire first six months of 2000.

         The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

                                                                                    Three Months Ended        Six Months Ended
                                                                                         April 30,                April 30,
                                                                                     2000        1999          2000       1999
                                                                                     ----        ----          ----       ----
                                                                                       (in millions, except per share data)
         Numerators:
             Net earnings.......................................................        $ 166       $ 157        $ 297      $ 231

         Denominators:
             Basic weighted average shares......................................          452         380          445        380
             Potentially dilutive common shares - stock options.................            5           -            3          -
                                                                                 -------------------------  ----------------------
         Diluted weighted average shares........................................          457         380          448        380

         Net earnings per share:
             Basic..............................................................        $0.37       $0.41        $0.67      $0.61
             Diluted............................................................        $0.36       $0.41        $0.66      $0.61

         Pro forma denominators:
             Basic pro forma shares.............................................          452                      452
             Potentially dilutive pro forma common shares - stock options and
                        other employee stock plans..............................           13                       10
                                                                                 -------------              -----------
         Diluted pro forma shares...............................................          465                      462

         Pro forma net earnings per share:
             Basic..............................................................        $0.37                    $0.66
             Diluted............................................................        $0.36                    $0.64


     5.  Inventory

                                                                         April 30,       October 31,
                                                                            2000            1999
                                                                            ----            ----
                                                                               (in millions)
         Finished goods...............................................          $ 528         $  639
         Purchased parts and fabricated assemblies....................          1,094            860
                                                                       ---------------  -------------
                                                                               $1,622         $1,499
                                                                       ===============  =============

     6.  Comprehensive Earnings

         For the three months ended April 30, 2000, Agilent recorded an unrealized loss, net of tax, of $57 million, which was subtracted from net earnings of $166 million to compute comprehensive earnings of $109 million. For the six months ended April 30, 2000, Agilent recorded an unrealized loss, net of tax, of $4 million, which was subtracted from net earnings of $297 million to compute comprehensive earnings of $293 million. Prior to November 1, 1999, Agilent had no material components of comprehensive earnings or losses.

     7.  Supplemental Cash Flow Information

         The condensed consolidated statement of cash flows for the six months ended April 30, 2000 excludes a net asset transfer of $22 million to Agilent from HP. This non-cash event was accounted for as a change in paid-in capital.

     8.  Related Party Transactions

         Agilent's net revenue from sales of products to HP was $156 million and $296 million for the three and six months ended

         April 30, 2000, respectively, compared to $190 million and $378 million in the same periods of 1999. As of April 30, 2000, there was $84 million of accounts receivable from HP included in accounts receivable recorded in the condensed consolidated balance sheet.

         In 1999 and 2000, Agilent purchased certain products from HP, at prices that management believes approximate the prices an unrelated third party would pay. For 1999, these products were solely for inclusion in Agilent products sold to third parties while in 2000, they also included products purchased for internal use. These purchases from HP totaled $68 million and $104 million in the three and six months ended April 30, 2000, respectively, and $41 million and $61 million in the same periods of 1999. No purchases at cost were made during fiscal 2000 while purchases at cost for internal use totaled $19 million and $34 million in the three and six months ended April 30, 1999.

         Agilent has entered into interim service level agreements with HP covering the provision of various services, including information technology, financial, accounting, building, legal and other services by HP to Agilent or, in some circumstances, vice versa. These services are generally being provided for fees equal to the actual direct and indirect costs of providing the services plus 5%. The interim service level agreements generally have a term of two years or less from the date of separation from HP. However, some interim service level agreements, including those for building services and information technology services, may be extended beyond the initial two-year period. If these agreements are extended, their terms will change so that the lessor will receive fair market rental value for the rental component of the building services and the costs plus 10% for information technology and other services and non-rental components of building services. The total cost of services Agilent received from HP was approximately $115 million and $226 million in the three and six months ended April 30, 2000, respectively. The total cost of services HP received from Agilent was approximately $41 million and $86 million in the same periods, respectively.

         Agilent's costs and expenses in the three and six months ended April 30, 1999 included allocations from HP for centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. These allocations were determined on bases that HP and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. The allocation methods included relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others. Allocated costs included in the accompanying condensed consolidated statements of earnings for the three and six months ended April 30, 1999 follow.

                                                               Three Months       Six Months
                                                              Ended April 30,   Ended April 30,
                                                                    1999             1999
                                                              ---------------   ---------------
                                                                        (in millions)
           Costs of products and services...............             $ 57                $ 96
           Research and development.....................               37                  71
           Selling, general and administrative..........              107                 212

         For purposes of governing certain of the ongoing relationships between Agilent and HP at and after the separation and to provide for an orderly transition, Agilent and HP have entered into various agreements. A brief description of each of the agreements follows. Each of these agreements were filed as exhibits to Agilent's Registration Statement on Form S-1.

         MASTER SEPARATION AND DISTRIBUTION AGREEMENT. The separation agreement contains the key provisions relating to the separation, Agilent's initial funding, initial public offering and the distribution. The agreement lists the documents and items that the parties had to deliver in order to accomplish the transfer of assets and liabilities from HP to Agilent, effective on the separation date. The agreement also contains conditions that had to occur prior to the initial public offering and the distribution. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in accounting principles and resolve disputes in particular ways.

         GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT. The General Assignment and Assumption Agreement identifies the assets that HP transferred to Agilent and the liabilities that Agilent assumed from HP in the separation. In general, the assets that were transferred and the liabilities that were assumed are those that appear on the condensed consolidated balance sheet at October 31, 1999, after adjustment for certain assets and liabilities that were retained by HP.

         INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT. Effective as of November 1, 1999 (the separation date), Agilent and HP each released the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Agilent and HP will each indemnify the other from all liabilities arising from its business, any of its liabilities, any of its contracts or a breach of the separation agreement. In addition, HP and Agilent will each indemnify the other against liability for specified environmental matters. Agilent reimbursed HP for the cost of any insurance coverage from the separation date to the distribution date.

         EMPLOYEE MATTERS AGREEMENT. The Employee Matters Agreement allocates responsibility for, and liability related to, the employment of those employees of HP who have become Agilent employees. The agreement also contains provisions describing Agilent's benefit and equity plans. Agilent established employee benefit plans comparable to those of HP for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the HP benefit plans. The transfer to Agilent of employees at certain of HP's international operations, and of certain pension and employee benefit plans, may not take place until Agilent receives consents or approvals or has satisfied other applicable requirements.

         TAX SHARING AGREEMENT. The tax sharing agreement provides for HP's and Agilent's obligations concerning various tax liabilities. The tax sharing agreement provides that HP generally will pay, and indemnify Agilent if necessary, for all federal, state, local and foreign taxes relating to Agilent's business for any taxable period ending prior to November 1, 1999. In addition, the tax sharing agreement provides that HP and Agilent will make payments between them such that the amount of taxes to be paid by HP and Agilent will be determined, subject to specified adjustments, as if HP and Agilent and each of their subsidiaries included in HP's consolidated tax returns had filed their own consolidated, combined or unitary tax return for that period. For U.S. federal income tax purposes, such consolidated return period is November 1, 1999 through June 2, 2000.

         The tax sharing agreement allocates responsibility for various taxes arising from restructurings related to the spinoff between HP and Agilent. In addition, Agilent will bear 18% of unanticipated taxes related to the distribution where neither party is at fault.

         In addition, the tax sharing agreement provides that Agilent will indemnify HP for any taxes arising out of the failure of the distribution or certain of the transactions related to it to qualify as tax free as a result of actions taken, or the failure to take required actions, by Agilent. Specifically, Agilent is required under the tax sharing agreement to comply with the representations made to the Internal Revenue Service, or the IRS, in connection with the private letter ruling that has been issued to HP from the IRS regarding the tax-free nature of the distribution of Agilent's stock by HP to HP's stockholders.

         The tax sharing agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

         REAL ESTATE MATTERS AGREEMENT. The Real Estate Matters Agreement addresses real estate matters relating to the HP leased and owned properties that HP transferred to or shares with Agilent. The agreement describes the manner in which HP transferred to or shares with Agilent various leased and owned properties. The Real Estate Matters Agreement also provided that all costs required to effect the transfers, including landlord consent fees, landlord attorneys' fees, title insurance fees and transfer taxes, were paid by HP.

         MASTER IT SERVICE LEVEL AGREEMENT. The Master IT Service Level Agreement governs the provision of information technology services by HP and Agilent to each other, on an interim basis, until November 1, 2001, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and corporate support services, including accounting, financial management, tax, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% until November 1, 2001, and such costs plus 10% thereafter. The Master IT Service Level Agreement also covers the provision of certain additional information technology services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt the providing company's operations or significantly increase the scope of the agreement.

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

         INTELLECTUAL PROPERTY AGREEMENTS. The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement, the Master Trademark Ownership and License Agreement and the ICBD Technology Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, HP transferred to Agilent its rights in specified patents, specified trademarks and other intellectual property related to Agilent's current business and research and development efforts. HP and Agilent each are licensed under the other's patents issued on patent applications with effective filing dates before November 1, 2004, subject to field restrictions. HP and Agilent are also licensed to use technology that has been disclosed to such licensed company or that is in the licensed company's possession as of the separation date, with certain limitations. The agreements include certain rights to sublicense for both parties. Agilent is licensed to use some HP trademarks, and this license is royalty-bearing after five years.

         ENVIRONMENTAL MATTERS AGREEMENT. HP has agreed to retain and indemnify Agilent for liabilities associated with properties transferred to Agilent which are undergoing environmental investigation and remediation and for which HP has accrued a reserve as of the separation date. The purpose of the Environmental Matters Agreement is to address, in a general way, HP's and Agilent's rights and obligations with respect to that investigation and remediation.

     9.  Acquisition of Hewlett-Packard Japan

         On July 6, 1999, HP entered into an agreement with Yokogawa Electric Corporation (Yokogawa) of Japan to acquire Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan (HPJ) for approximately $521 million. Under the terms of the agreement which were assigned to Agilent, Agilent will acquire Yokogawa's shares through a series of purchase transactions. In the initial step, which occurred in January 2000, Agilent purchased approximately 10.4% of HPJ shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, Agilent purchased approximately 10.4% of additional HPJ shares from Yokogawa for approximately $216 million. Agilent will purchase the remaining 4.2% of HPJ shares owned by Yokogawa prior to March 31, 2003. HP has provided the funding for all steps of this transaction. Hewlett-Packard Japan, Ltd. has changed its name to Agilent Technologies Japan, Ltd.

         An independent valuation has been performed to determine the portion of the purchase price attributable to Agilent's business and the remaining HP business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $391 million is attributable to Agilent's business, of which approximately $278 million will be recorded as goodwill and amortized over 10 years. The net book value of goodwill associated with the two payments for the purchase of approximately 20.8% of HPJ shares from Yokogawa was approximately $233 million at April 30, 2000. The remainder of the purchase price was allocated to tangible assets.

     10. Restructuring

         During the three months ended July 31, 1999, Agilent recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch semiconductor wafers. Agilent has an active plan to sell the building.

         During 1998, management committed to transfer the production of eight-inch semiconductor wafers to a third-party contractor. The restructuring costs included $85 million related to non-cash asset impairments primarily for equipment. Of the equipment impairment charge, $39 million was attributable to equipment abandoned at the time of the charge and written down to its net realizable value. An additional $46 million was attributable to equipment that remained in service for a transition period. Agilent has sold a portion of the equipment and has an active plan to sell the remaining equipment.

     11. Segment Information

         The following tables reflect the results of Agilent's reportable segments under the Agilent management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles. The performance of each segment is measured based on several metrics, including earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.

                                            Test and      Semiconductor    Healthcare     Chemical       Total
                                           Measurement       Products      Solutions      Analysis     Segments
                                           -----------       --------      ---------      --------     --------
                                                                      (in millions)
        Three months ended April 30, 2000:
        External revenue................      $1,385             $497           $343         $260        $2,485
        Internal revenue................           -               11              -            -            11
                                         -----------------------------------------------------------------------
        Total net revenue...............      $1,385             $508           $343         $260        $2,496
                                         =======================================================================
        Earnings (loss) from operations.       $ 193              $58           ($30)         $ 1         $ 222
                                         =======================================================================

        Three months ended April 30, 1999:

        External revenue................       $ 964             $408           $377         $261        $2,010
        Internal revenue................           1                7              -            -             8
                                         -----------------------------------------------------------------------
        Total net revenue...............       $ 965             $415           $377         $261        $2,018
                                         =======================================================================
        Earnings from operations........        $ 86              $56            $50          $35         $ 227
                                         =======================================================================

        THE FOLLOWING TABLE RECONCILES THE SEGMENT INFORMATION ABOVE TO AGILENT, AS REPORTED

                                                                                               Three Months
                                                                                                  Ended
                                                                                                 April 30,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                               (in millions)
        Net revenue:

        Total reportable segments...................................................        $2,496          $2,018
        Elimination of internal revenue.............................................           (11)             (8)
                                                                                        --------------  --------------

        Total net revenue, as reported..............................................        $2,485          $2,010
                                                                                        ==============  ==============

        Earnings before taxes:

        Total reportable segments' earnings from operations.........................          $222            $227
        Corporate and unallocated...................................................            (8)             13
        Other income (expense), net.................................................            42               2
                                                                                        --------------  --------------

        Total earnings before taxes, as reported....................................          $256            $242
                                                                                        ==============  ==============


                                            Test and      Semiconductor    Healthcare     Chemical       Total
                                           Measurement       Products       Solutions     Analysis     Segments
                                           -----------       --------       ---------     --------     --------
                                                                      (in millions)
        Six months ended April 30, 2000:
        External revenue................      $2,546             $944           $738         $503        $4,731
        Internal revenue................           -               20              -            -            20
                                         -----------------------------------------------------------------------
        Total net revenue...............      $2,546             $964           $738         $503        $4,751
                                         =======================================================================
        Earnings (loss) from operations.       $ 317              $89           ($13)         $14         $ 407
                                         =======================================================================

        Six months ended April 30, 1999:

        External revenue................      $1,853             $773           $671         $499        $3,796
        Internal revenue................           3               12              -            -            15



                                          --------------------------------------------------------------------------
        Total net revenue...............          $1,856             $785           $671         $499        $3,811
                                          ==========================================================================
        Earnings from operations........           $ 151              $65            $45          $63         $ 324
                                          ==========================================================================

        THE FOLLOWING TABLE RECONCILES THE SEGMENT INFORMATION ABOVE TO AGILENT, AS REPORTED

                                                                                                Six Months Ended
                                                                                                    April 30,
                                                                                               2000            1999
                                                                                               ----            ----
                                                                                                   (in millions)
        Net revenue:
           Total reportable segments......................................................        $4,751          $3,811
           Elimination of internal revenue................................................           (20)            (15)
                                                                                           --------------  --------------
              Total net revenue, as reported..............................................        $4,731          $3,796
                                                                                           ==============  ==============

        Earnings before taxes:
           Total reportable segments' earnings from operations............................          $407            $324
           Corporate and unallocated......................................................           (22)             17
           Other income (expense), net....................................................            73              15
                                                                                           --------------  --------------
              Total earnings before taxes, as reported....................................          $458            $356
                                                                                           ==============  ==============

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS," "MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS," "PROJECTS," "POTENTIAL," "CONTINUE" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS FORM 10-Q.

         Overview

         On March 2, 1999, Hewlett-Packard announced a plan to create a separate company, subsequently named Agilent Technologies, Inc. (Agilent), that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure.

         We were incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Hewlett-Packard. Our businesses historically were operated as internal units of Hewlett-Packard. In November 1999, Hewlett-Packard transferred to us a majority of the assets and liabilities relating to our businesses and also provided us with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of our assets and liabilities including some of our accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to us some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Hewlett-Packard Japan. In addition, Hewlett-Packard transferred to us $521 million to fund our acquisition of Yokogawa Electric Company's 25% minority equity ownership of Hewlett-Packard Japan. In December 1999, Hewlett-Packard provided us with cash funding of approximately $200 million based on our and Hewlett-Packard's balance sheets as of October 31, 1999.

         After the completion of our initial public offering in November 1999, Hewlett-Packard owned approximately 84.1% of our outstanding common stock. On April 7, 2000, Hewlett-Packard announced that its board of directors had declared a stock dividend of all of Hewlett-Packard's shares in Agilent. The dividend was distributed on June 2, 2000, to Hewlett-Packard shareholders of record as of 5 p.m. Eastern Daylight Time on May 2, 2000. The distribution was on the basis of 0.3814 of an Agilent share for each Hewlett-Packard common share outstanding.

         Hewlett-Packard and we have entered into various agreements related to certain ongoing relationships between the companies. For a brief description of these agreements, see Note 8 of Item 1. In addition, we have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period which began November 1, 1999. The agreements relate primarily to information technology, finance, accounting, and building services. Under these agreements, we generally reimburse Hewlett-Packard for its cost of the service plus 5%. The transition period varies depending on the agreement but is generally less than two years. Some of the agreements, including those for building services and information technology services, may be extended beyond the initial transition period. If these agreements are extended, we will reimburse Hewlett-Packard at its cost plus 10% for information technology services and most other services and at negotiated market rates for building services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Hewlett-Packard provides us with an efficient means of obtaining these services during the transition period. In addition, we provide some transition services to Hewlett-Packard, for which we are reimbursed at our cost plus 5%.

         Basis of Presentation

         The financial information presented in this Form 10-Q is not indicative of our consolidated financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our consolidated financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the 1999 periods presented. The 1999 financial information presented in this Form 10-Q does not reflect the many significant changes that occurred in our funding and operations as a result of our becoming a stand-alone entity and our initial public offering.

         Cyclical Business

         Several significant industries and markets into which we sell our products and services are cyclical, causing a corresponding impact on our financial results. Shifts in the semiconductor market, electronics industry and computer industry, as well as rapidly shifting global economic conditions, have had significant impacts on our businesses. Our revenue and operating results for the three and six months ended April 30, 2000 compared to the corresponding periods in 1999 have improved as a result of an upturn in the semiconductor industry. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their business. For instance, increasing pressure on hospitals from the balanced-budget amendment in the United States has slowed capital purchasing of our hospital customers. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual operating results.

         Economic Conditions in Asia

         Our revenue and operating results for the three months and six months ended April 30, 2000 compared to the corresponding periods in 1999 have improved in part as a result of the upturn in Asian economies.

         Impact of Foreign Currencies

         We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially the Japanese yen and the Euro which was introduced on January 1, 1999 to replace 11 European national currencies. In 1999, our currency exposures were hedged as part of Hewlett-Packard's global hedging program, which was designed to minimize exposure to foreign currency fluctuations. We implemented a similar hedging program upon our separation from Hewlett-Packard in November 1999.

         Recent Accounting Pronouncements

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we recorded $4 million of accumulated other comprehensive losses to stockholders' equity in the six months ended April 30, 2000. Prior period financial statements were not materially impacted by the statement.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in our balance sheet and measurement of those instruments at fair value. The statement is effective for years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of our fiscal year 2001 and we are in the process of determining the impact that adoption will have on our consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin is effective no later than the first quarter of our fiscal year 2001. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

         Results of Operations

         Our results of operations for the three and six months ended April 30, 2000 and 1999 in dollars and as a percentage of total net revenue follow.

                                                                        Three Months Ended April 30,
                                                            ------------------------------------------------------
                                                                                            As a Percentage of
                                                                                         Total Net Revenue Dollars
                                                                                         -------------------------
                                                               2000       1999                2000      1999
                                                               ----       ----                ----      ----
                                                               (in millions)
        Net revenue:
           Products........................................     $2,155     $1,714                86.7      85.3
           Services and other..............................        330        296                13.3      14.7
                                                            ----------------------          --------------------
              Total net revenue............................      2,485      2,010               100.0     100.0
                                                            ----------------------          --------------------
        Costs and expenses:
           Cost of products................................      1,052        846                42.3      42.1
           Cost of services and other......................        209        173                 8.4       8.6
           Research and development........................        296        241                11.9      12.0
           Selling, general and administrative.............        714        510                28.8      25.4
                                                            ----------------------          --------------------
              Total costs and expenses.....................      2,271      1,770                91.4      88.1
                                                            ----------------------          --------------------
        Earnings from operations...........................        214        240                 8.6      11.9
        Other income (expense), net........................         42          2                 1.7       0.1
                                                            ----------------------          --------------------
        Earnings before taxes..............................        256        242                10.3      12.0
        Provision for taxes................................         90         85                 3.6       4.2
                                                            ----------------------          --------------------
        Net earnings.......................................       $166       $157                 6.7       7.8
                                                            ======================          ====================

        Cost of products as a percentage of products
           revenue.........................................                                      48.8      49.4
        Cost of services as a percentage of services
           revenue.........................................                                      63.3      58.4


                                                                         Six Months Ended April 30,
                                                            ------------------------------------------------------
                                                                                            As a Percentage of
                                                                                         Total Net Revenue Dollars
                                                                                         -------------------------
                                                               2000       1999                2000      1999
                                                               ----       ----                ----      ----
                                                               (in millions)
        Net revenue:
           Products........................................     $4,095     $3,217                86.6      84.7
           Services and other..............................        636        579                13.4      15.3
                                                            ----------------------          --------------------
              Total net revenue............................      4,731      3,796               100.0     100.0
                                                            ----------------------          --------------------
        Costs and expenses:
           Cost of products................................      2,028      1,655                42.9      43.6
           Cost of services and other......................        393        338                 8.3       8.9
           Research and development........................        586        463                12.4      12.2
           Selling, general and administrative.............      1,339        999                28.3      26.3
                                                            ----------------------          --------------------
              Total costs and expenses.....................      4,346      3,455                91.9      91.0
                                                            ----------------------          --------------------
        Earnings from operations...........................        385        341                 8.1       9.0
        Other income (expense), net........................         73         15                 1.6       0.4
                                                            ----------------------          --------------------
        Earnings before taxes..............................        458        356                 9.7       9.4
        Provision for taxes................................        161        125                 3.4       3.3
                                                            ----------------------          --------------------
        Net earnings.......................................       $297       $231                 6.3       6.1
                                                            ======================          ====================

        Cost of products as a percentage of products
           revenue.........................................                                      49.5      51.4
        Cost of services as a percentage of services
           revenue.........................................                                      61.8      58.4


         Certain amounts in the condensed consolidated statements of operations for the three and six months ended April 30, 1999 have been reclassified to conform to the current period's presentation.

         NET REVENUE

         Total net revenue increased 23.6 percent to $2.5 billion and 24.6 percent to $4.7 billion in the three and six months ended April 30, 2000, respectively, compared to $2.0 billion and $3.8 billion in the same periods in 1999. The increases were the result of a number of factors, including continued growth in revenue from the communications and electronics markets as well as robust demand in the semiconductor businesses. In addition, improvements in economic conditions in Asia continued to contribute to overall revenue growth. In the three months ended April 30, 2000, the increase was partially offset by a decline in revenue in our healthcare solutions business and no growth in revenue in our chemical analysis business.

         United States revenue increased 17.1 percent to $1.0 billion and 20.1 percent to $2.0 billion in the three and six months ended April 30, 2000, respectively, compared to $888 million and $1.7 billion in the same periods in 1999. International revenue increased
         28.8 percent to $1.5 billion and 28.2 percent to $2.7 billion in the three and six months ended April 30, 2000, respectively, compared to $1.1 billion and $2.1 billion in the same periods in 1999. The higher net revenue growth in the international arena was primarily attributable to improved economic conditions in Asia, particularly Japan and Korea. There was minimal currency impact on net revenue growth in the three and six months ended April 30, 2000.

         In the three months ended April 30, 2000, revenue from products increased 25.7 percent while revenue from services increased 11.5 percent, compared to the same period in 1999. In the first six months of 2000, revenue from products increased 27.3 percent while revenue from services increased 9.8 percent, compared to the same period in 1999. The higher product revenue growth was primarily due to the growing communications market, a strengthening of the semiconductor industry and improved economic conditions in Asia. Generally, service revenue growth follows behind product revenue as our installed base of products increases.

         Demand for our products and services in the communications and electronics markets has continued to be strong in the three months ended April 30, 2000. This increase in demand has continued to put pressure on our manufacturing capacity in the three months ended April 30, 2000, particularly on products for the wireless and fiber optic markets. We are continuing to work on many fronts to boost capacity to meet this demand but we may experience additional capacity constraints or parts shortages in the future if demand continues to exceed our expectations. We currently project our net revenue for fiscal 2000 will be $10.3 billion, representing a year-over-year growth of 24 percent.

         EARNINGS FROM OPERATIONS

         Earnings from operations decreased 10.8 percent to $214 million and increased 12.9 percent to $385 million in the three and six months ended April 30, 2000, respectively, compared to $240 million and $341 million in the same periods in 1999. The decrease in the three months ended April 30, 2000 was primarily due to costs and expenses related to branding and operating on our own as well as weaker gross margin contribution from our healthcare solutions and chemical analysis businesses. The increase in the six months ended April 30, 2000 was primarily due to strong results in the test and measurement and semiconductor businesses, partially offset by the performance of our healthcare solutions business, planned investments in life sciences, as well as on-going costs associated with operating on our own.

         Cost of products and services, as a percentage of net revenue, remained constant at 50.7 percent in the three months ended April
         30, 2000, compared to the same period in 1999. Cost of products and services, as a percentage of net revenue, decreased 1.3 percentage points, to 51.2 percent, in the six months ended April 30, 2000, compared to 52.5 percent in the same period in 1999. The flat cost of products and services, as a percentage of revenue, in the three months ended April 30, 2000 resulted from lower costs as a percentage of revenue in our semiconductor and test and measurement businesses partially offset by higher costs as a percentage of revenue in our healthcare solutions and chemical analysis businesses. The decrease in the six months ended April 30, 2000 was primarily attributable to higher volumes and a more profitable product mix within the test and measurement and semiconductor businesses.

         Operating expenses as a percentage of net revenue increased 3.3 percentage points to 40.7 percent and 2.2 percentage points to 40.7 percent in the three and six months ended April 30, 2000, respectively, compared to 37.4 percent and 38.5 percent in the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs including branding expenses.

         Research and development expenses increased 22.8 percent and 26.6 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases reflect ongoing investments in developing new products and new technologies. Selling, general and administrative expenses increased
         40.0 percent and 34.0 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs including branding expenses.

         Costs related to our operating as a separate, stand-alone entity include significant incremental expenditures. We expect operating expenses for the remainder of 2000 compared to 1999, primarily infrastructure costs and branding expenses, to increase as a result of our stand-alone operations. We also expect that annual net earnings will be a bit over 6 percent of net revenue in 2000.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net increased $40 million to income of $42 million and increased $58 million to income of $73 million in the three and six months ended April 30, 2000, respectively. The increases were primarily due to approximately $25 million of gains on sales of equity investments that no longer supported our business strategies and interest income earned on the initial cash funding received from Hewlett-Packard.

         PROVISION FOR TAXES

         Our effective tax rate was 35.0 percent in the three and six months ended April 30, 2000 and 1999. The rate is based on estimates of our earnings before taxes in the various tax jurisdictions in which we operate throughout the world. While changes in our mix of earnings before taxes in these tax jurisdictions can cause our effective tax rate to fluctuate, we currently expect our effective tax rate to remain at 35.0 percent throughout 2000.

         TEST AND MEASUREMENT

                                                                Three Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue...........................................     $1,385       $964
         Earnings from operations..............................        193         86
              As a percentage of net revenue...................       13.9%       8.9%

                                                                 Six Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue...........................................     $2,546     $1,853
         Earnings from operations..............................        317        151
              As a percentage of net revenue...................       12.5%       8.2%

         NET REVENUE

         Net revenue from our test and measurement business increased 43.7 percent to $1.4 billion and 37.4 percent to $2.5 billion in the three and six months ended April 30, 2000, respectively, compared to $1.0 billion and $1.9 billion in the same periods in 1999. The increases were attributable to extraordinary growth in the optical, wireless and transmission-test businesses as well as in the semiconductor test system business. This growth rate was affected in part by a comparison with the year-ago first half that was negatively impacted by weakness in the semiconductor industry and the Asian markets. Revenue growth was also extremely strong for products and systems that enable our customers to design and develop next-generation communications networks, deploy new technologies and services as well as manage and optimize existing networks.

         In the three months ended April 30, 2000, our net revenue from products increased 42.5 percent while our net revenue from services increased
         17.6 percent, compared to the same period in 1999. In the six months ended April 30, 2000, our net revenue from products increased 39.3 percent while our net revenue from services increased 12.6 percent, compared to the same period in 1999. The higher product revenue growth was primarily due to the growing communications market and the improved economic conditions in Asia. Generally, service revenue growth follows product revenue as our installed base of products increases.

         EARNINGS FROM OPERATIONS

         Earnings from operations from our test and measurement business increased 124.4 percent to $193 million and 109.9 percent to $317 million in the three and six months ended April 30, 2000, respectively, compared to $86 million and $151 million in the same periods in 1999. The increases resulted from increased revenue, lower cost of products and services as a percentage of revenue, as well as lower operating expenses as a percentage of revenue.

         Cost of products and services as a percentage of net revenue decreased 1.8 percentage points and 2 percentage points in the three and six months ended April 30, 2000, respectively, as compared to the same periods in 1999. The decreases were substantially attributable to higher volumes and a more profitable product mix, primarily in wireless communications products and automated test equipment. To a lesser extent, diminished pricing pressure contributed to the decrease, which was partially offset by the use of other equipment manufacturers products as a strategy to meet customer demands.

         Operating expenses as a percentage of net revenue decreased 3.2 percentage points and 2.2 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods of 1999. The decreases were due to higher net revenue partially offset by higher expenses.

         Research and development expense increased 19.7 percent and 22.3 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases reflect our continuing investments in new product development such as new Flash memory and router testers. Selling, general and administrative expense increased 39.7 percent and 34.3 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs including branding expenses.

         SEMICONDUCTOR PRODUCTS

                                                                Three Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue...........................................       $497       $408
         Earnings from operations..............................         58         56
              As a percentage of net revenue...................       11.7%      13.7%

                                                                 Six Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue...........................................       $944       $773
         Earnings from operations..............................         89         65
              As a percentage of net revenue...................        9.4%       8.4%

         NET REVENUE

         Net revenue from our semiconductor products business increased 21.8 percent to $497 million and 22.1 percent to $944 million in the three and six months ended April 30, 2000, respectively, compared to $408 million and $773 million in the same periods in 1999. Net revenue growth was primarily driven by strong growth in all semiconductor products except ASICs, where growth was affected by the planned phaseout of microprocessor sales and temporary supply chain adjustments by Hewlett-Packard in the three months ended January 31, 2000. High speed networking products, mobile communications products and digital imaging products achieved strong growth during the three and six months ended April 30, 2000. In addition, fiber optics components and RF/wireless products had strong demand as well. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting of primarily ASICs and motion control products, was 28.4 percent and 29.0 percent for the three and six months ended April 30, 2000, respectively, compared to 35.3 percent and 36.9 percent for the same periods in 1999.

         In the three months ended April 30, 2000, we expanded our existing joint venture relationship with Royal Philips Electronics, N.V. and transferred a portion of our light-emitting diode (LED) business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the business transferred to the joint venture are no longer consolidated in our results. Instead, we record our portion of the joint venture's net earnings or loss in other income (expense), net, which in the first half of 2000, was minimal. Adjusting the 1999 base for revenues relating to the LED business, net revenue growth would be 27.1 percent and 27.2 percent for the three and six months ended April 30, 2000, respectively.

         EARNINGS FROM OPERATIONS

         Earnings from operations from our semiconductor products business increased 3.6 percent to $58 million and 36.9 percent to $89 million in the three and six months ended April 30, 2000, respectively, compared to $56 million and $65 million in the same periods in 1999. The increases resulted from higher net revenue and lower cost of products as a percentage of net revenue, partially offset by higher operating expenses.

         Cost of products as a percentage of net revenue decreased 2.1 percentage points and 4.2 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The decreases were primarily driven by increased volumes and a more favorable product mix. In addition, the transfer of a portion of our LED business to the joint venture in the three months ended
         April 30, 2000 contributed to the decrease.

         Operating expenses as a percentage of net revenue increased 4.2 percentage points and 3.2 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increase was primarily due to increased research and development investment and infrastructure costs related to operating on our own.

         Research and development expense increased 29.4 percent and 30.2 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases reflect increased investments in the fast-growing fiber optics, high-speed networking, and image and position sensor businesses. Selling, general and administrative expenses increased 56.0 percent and 45.0 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs including branding expenses.

         HEALTHCARE SOLUTIONS

                                                                Three Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue..........................................       $343       $377
         Earnings (loss)  from operations.....................        (30)        50
              As a percentage of revenue......................       (8.7)%     13.3%

                                                                 Six Months Ended April 30,
                                                                ----------------------------
                                                                     2000         1999
                                                                     ----         ----
                                                                    (dollars in millions)
         Net revenue..........................................       $738       $671
         Earnings (loss)  from operations.....................        (13)        45
              As a percentage of revenue......................       (1.8)%      6.7%

         NET REVENUE

         Net revenue from our healthcare solutions business decreased 9.0 percent to $343 million and increased 10.0 percent to $738 million in the three and six months ended April 30, 2000, respectively, compared to $377 million and $671 million in the same periods in 1999. The decrease in the three months ended April 30, 2000 was mainly due to a strong prior year comparison related to a transition to a new enterprise resource planning system in the three months ended January 31, 1999, which contributed to the delay of product shipments into the three months ended April 30, 1999. In addition, the decrease of revenue in the three months ended April 30, 2000 was exacerbated by a slow-down in capital expenditure by hospitals, mainly in the United States. In the three months ended April 30, 2000, our net revenue from products decreased 12.9 percent while our net revenue from services increased 8.8 percent compared to the same period in 1999. In the first six months of 2000, our net revenue from products increased 9.4 percent while our net revenue from services increased 12.5 percent, compared to the same period in 1999. Service revenue growth follows product revenue based on our installed base of products. Our overall anticipated revenue growth for the remainder of 2000 is low to mid single digits.

         EARNINGS (LOSS) FROM OPERATIONS

         The loss from operations from our healthcare solutions business was $30 million and $13 million in the three and six months ended April 30, 2000, respectively, compared to earnings from operations of $50 million and $45 million in the same periods in 1999. The decline in earnings from operations in the three months ended April 30, 2000 was due to disappointing net revenue as well as higher costs and expenses. The decline in earnings from operations in the six months ended April 30, 2000 was primarily due to higher costs and expenses.

         Cost of products and services as a percentage of net revenue increased by 9.7 percentage points and 3.6 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increase in the three months ended April 30, 2000 was primarily attributable to lower net revenue. The increase in the six months ended April 30, 2000 was primarily due to an unfavorable product mix.

         Operating expenses as a percentage of net revenue increased 12.2 percentage points and 5.0 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to increased research and development investments and higher infrastructure costs and branding expenses related to operating on our own.

         Research and development expense increased 11.8 percent and 21.2 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were largely a result of our on-going development projects including the new automatic external defibrillator. Selling, general and administrative expenses increased 26.3 percent and 24.8 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs and branding expenses related to operating on our own.

         CHEMICAL ANALYSIS

                                                                          Three Months Ended April 30,
                                                                          ----------------------------
                                                                                2000         1999
                                                                                ----         ----
                                                                               (dollars in millions)
         Net revenue................................................            $260      $261
         Earnings from operations...................................               1        35
         As a percentage of revenue.................................             0.4%     13.4%

                                                                            Six Months Ended April 30,
                                                                          ----------------------------
                                                                                2000         1999
                                                                                ----         ----
                                                                               (dollars in millions)
         Net revenue................................................            $503      $499
         Earnings from operations...................................              14        63
         As a percentage of revenue.................................             2.8%     12.6%

         NET REVENUE

         Net revenue from our chemical analysis business decreased 0.4 percent to $260 million and increased 0.8 percent to $503 million in the three and six months ended April 30, 2000, respectively, compared to $261 million and $499 million in the same periods in 1999. The flat revenue growth was due to slower sales in some mature markets as well as a difficult comparison to a strong three and six months ended April
         30, 1999 where we had unusually strong sales due to a promotional campaign. Service revenue was also flat in the three and six months ended April 30, 2000, compared to the same periods in 1999.

         EARNINGS FROM OPERATIONS

         Earnings from operations from our chemical analysis business decreased
         97.1 percent to $1 million and 77.8 percent to $14 million in the three and six months ended April 30, 2000, respectively, compared to $35 million and $63 million in the same periods in 1999. The decreases were primarily due to higher infrastructure costs and branding expenses related to the costs of operating on our own as well as planned investments in life sciences to launch new products.

         Cost of products and services as a percentage of net revenue increased by 2.5 percentage points and 0.2 percentage points for the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increase in the three months ended April 30, 2000 was primarily due to certain increased inventory parts costs.

         Operating expenses as a percentage of net revenue increased 10.5 percentage points and 9.6 percentage points in the three and six months ended April 30, 2000, respectively, compared to the same periods of 1999. The increases resulted primarily from increased life science investments and higher infrastructure costs and branding expenses related to operating on our own.

         Research and development expense increased 28.6 percent and 36.6 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases reflect increased new product development programs in life science products. Selling, general and administrative expense increased 30.0 percent and 26.3 percent in the three and six months ended April 30, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs and branding expenses related to operating on our own.

         FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES We believe that the Company's financial position remains strong, with cash and cash equivalents and short-term investments of approximately $1.0 billion at April 30, 2000. Prior to November 1, 1999, cash receipts associated with our businesses were transferred to Hewlett-Packard on a daily basis and Hewlett-Packard provided funds to cover our disbursements. Accordingly, we reported no cash or cash equivalents at October 31, 1999.

         In accordance with our separation agreement with Hewlett-Packard, as of November 1, 1999, Hewlett-Packard retained some of our assets and liabilities and Hewlett-Packard transferred to us some of the assets and liabilities related to its business. In November and December 1999, Hewlett-Packard made cash payments to us totaling $1.3 billion to fund our working capital and other needs of our operations as a separate, stand-alone entity. In addition, Hewlett-Packard transferred approximately $0.5 billion to fund our acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and immediately distributed to Hewlett-Packard as a dividend.

         Of the total $1.8 billion received from Hewlett-Packard, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the condensed consolidated statement of cash flows for the six months ended April 30, 2000.

         We generated cash flows from operations of $346 million during the six months ended April 30, 2000, compared to $223 million for the corresponding period of 1999. The increase in cash flows from operating activities in the six months ended April 30, 2000 was attributed in part to higher net earnings before non-cash charges for depreciation and amortization. In addition, the increase in cash from operations for the six months ended April 30, 2000 resulted from an increase in other current liabilities.

         Net cash used for investing activities in the six months ended April 30, 2000 was $549 million, compared to $132 million for the corresponding period of 1999. The increase in investing activity was primarily due to our first and second payments for the acquisition of Yokogawa's 25% minority equity ownership of Hewlett-Packard Japan.

         Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. We believe that the cash funding we received from Hewlett-Packard together with cash generated from operations and our unused lines of credit, which total $500 million, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot be assured that additional financing, if needed, will be available on favorable terms.

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

         IF DEMAND FOR OUR PRODUCTS EXCEEDS OUR MANUFACTURING CAPACITY, OUR REVENUES MAY SUFFER.

         Demand for our products has put increased pressure on our manufacturing capacity, especially in the wireless and fiber optic areas. If we are not able to increase our manufacturing capacity in the time necessary to meet demand, if we experience difficulties in obtaining parts or components needed for manufacturing, or if demand exceeds our expectations, we may experience insufficient manufacturing capacity. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our revenues and overall business.

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

         OUR OPERATING RESULTS COULD BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

         Several significant industries and markets into which we sell our products are cyclical. For example, in 1998 the operating results of our test and measurement and semiconductor products businesses were harmed by downturns in the semiconductor market. From time to time, the electronics industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. In addition, the computer industry is subject to seasonal and cyclical fluctuations in demand for its products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. In addition, the healthcare industry has experienced a significant increase in cost pressures resulting from hospital consolidation and the trend by insurance companies to reduce payments to healthcare providers. Any significant downturn in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our businesses.

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

         We do not have a license under Hewlett-Packard's patents, patent applications and invention disclosures for, with some exceptions, inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products. In addition, our ICBD Technology Ownership and License Agreement, which generally covers integrated circuit technology that is used in integrated circuits for Hewlett-Packard's printers, scanners and computers, provides that for a period of three years in some cases and 10 years in other cases we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

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

         Historically, our semiconductor products business has sold products to Hewlett-Packard and have engaged in product development efforts with divisions of Hewlett-Packard. For the three and six months ended April 30, 2000, Hewlett-Packard accounted for 6.3% and 6.3% of our total net revenue and 28.4% and 29.0% of our semiconductor products business' net revenue, respectively. In comparison, for the three and six months ended April 30, 1999, Hewlett-Packard accounted for 9.5% and 10.0% of our total net revenue and 35.3% and 36.9% of our semiconductor products business' net revenue, respectively.

         OUR ABILITY TO COMPETE FOR HEWLETT-PACKARD'S BUSINESS MAY SUFFER AS A RESULT OF OUR SEPARATION DUE TO DECREASED ACCESS TO HEWLETT-PACKARD'S RESEARCH AND DEVELOPMENT STRATEGY, TECHNOLOGY PLANS, FUTURE PRODUCT FEATURES AND PRODUCT SUPPLY NEEDS.

         In the past, we have benefited from our access to Hewlett-Packard's research and development strategy, technology plans, future product features and product supply needs in competing for Hewlett-Packard's business. If our competitors were to gain better access to Hewlett-Packard as a result of our separation, our competitors may be able to develop products that better meet the future needs of Hewlett-Packard, decreasing the competitiveness of our products. In addition, we have taken advantage of collaborative relationships with some of Hewlett-Packard's businesses and we may not continue to enjoy all of the benefits of these collaborative relationships.

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

         We are indemnifying Hewlett-Packard for any liability associated with contamination from past operations at all other properties transferred from Hewlett-Packard to us other than those properties currently undergoing remediation by Hewlett-Packard. While we are not aware of any material liabilities associated with existing subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

         ENVIRONMENTAL CONTAMINATION CAUSED BY ONGOING OPERATIONS COULD SUBJECT US TO SUBSTANTIAL LIABILITIES IN THE FUTURE.

         We are responsible for any contamination to our properties arising out of our operations following the separation. Our semiconductor and other manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. We may be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the United States, even if not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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

         Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Moreover, in connection with future intellectual property infringement claims, we will only have the benefit of asserting counterclaims based on Hewlett-Packard's intellectual property portfolio in limited circumstances, and we will only be able to offer licenses to Hewlett-Packard's intellectual property in order to resolve claims in limited circumstances.

         Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

         We often rely on licenses of intellectual property useful for our businesses. We cannot assure you that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses may change as a result of our separation from Hewlett-Packard. Our patent cross-license agreement with Hewlett-Packard gives us a conditional right to sublicense only a portion of Hewlett-Packard's intellectual property portfolio. As a result, in negotiating patent cross-license agreements with third parties, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could sublicense Hewlett-Packard's entire intellectual property portfolio.

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

         Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

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

         IF OUR FACTORIES OR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS DUE TO EARTHQUAKE, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

         Several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and

         Agilent Laboratories in California and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Agilent self-insures against such losses and does not carry catastrophic insurance policies to cover potential losses resulting from earthquakes.

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

         WE CURRENTLY STILL USE SOME OF HEWLETT-PACKARD'S INFORMATION SYSTEMS, AND WE ARE IN THE PROCESS OF DEVELOPING OUR OWN INFORMATION SYSTEMS.

         We currently use Hewlett-Packard's systems to support a portion of our operations, mainly customer support and networks. We have an agreement with Hewlett-Packard for Hewlett-Packard to continue to provide these information services to us for up to the next eighteen months. During this time period, while we are developing our own systems, we will be dependent on Hewlett-Packard for the provision of these information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex.

         We are in the process of creating our own information systems to eventually replace Hewlett-Packard's systems. We may not be successful in implementing these systems and transitioning data from Hewlett-Packard's systems to ours. We are currently in the process of selecting and implementing new enterprise resource planning software applications to manage some of our information systems. Our chemical analysis and healthcare solutions businesses have each migrated to new enterprise resource planning software, and each experienced disruptions during the transition process that negatively affected their operating results for the period in which the transition occurred.

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

         Hewlett-Packard has agreed to provide certain transitional services to us, including services related to:

                  -        information technology systems;

                  -        buildings and facilities; and

                  -        finance and accounting.

         These services may not be provided at the same level as when we were part of Hewlett-Packard, and we may not be able to obtain the same benefits. We also lease and sublease certain office and manufacturing facilities from Hewlett-Packard. These transitional service and leasing arrangements generally have a term of less than two years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Hewlett-Packard.

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

         SUBSTANTIAL SALES OF COMMON STOCK MAY OCCUR IN CONNECTION WITH THE DISTRIBUTION, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Hewlett-Packard distributed approximately 380,000,000 shares of Agilent common stock to Hewlett-Packard on June 2, 2000. Substantially all of these shares are eligible for immediate resale in the public market. We are unable to predict whether significant amounts of common stock will be sold in the open market or whether there will be a sufficient number of buyers for this stock.

         Some of our stock is held by institutional stockholders who may not be allowed by their charters to hold the stock of companies that do not pay dividends. Since we currently do not intend to pay dividends, we expect that these stockholders will sell the shares of our common stock distributed to them. Any sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock.

         OUR HISTORICAL 1999 FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

         The historical 1999 financial information we have included has been carved out from Hewlett-Packard's consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. Hewlett-Packard did not account for us as, and we were not operated as, a single stand-alone entity for the 1999 periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We did not make adjustments to reflect the many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Hewlett-Packard, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

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

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Prior to fiscal 2000, our exposure to exchange rate risks had been managed on an enterprise-wide basis as part of Hewlett-Packard's risk management strategy. This strategy utilized derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We implemented a similar hedging program upon our separation from Hewlett-Packard in November 1999. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

         We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-K for the period ended October 31, 1999.

Item 4.        Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on February 29, 2000 at the Flint Center for the Performing Arts located at 21250 Stevens Creek Boulevard, Cupertino, California.

The three proposals presented at the meeting were:

1.   To elect two (2) directors for a term of three years.

2. To ratify the appointment of PricewaterhouseCoopers LLP as the company's independent accountants for the 2000 fiscal year.

3. A management proposal to approve the Agilent Technologies, Inc. Pay-for-Results Plan.

(b) Each of the two directors was elected for a term of three years and received the number of votes set forth below:

      Name                             For                    Withheld
Edward W. Barnholt                  441,446,445               127,649

Gerald Grinstein                    441,433,300               140,794


The term of office of Walter B. Hewlett, Randall L. Tobias, Thomas E.
Everhart and David M. Lawrence, M.D. as directors continued after the meeting.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent accountants for the 2000 fiscal year was approved by a vote of 441,459,307 shares in favor, 52,358 shares against, and 62,429 shares abstaining.

The Agilent Technologies, Inc. Pay-for-Results Plan was approved by a vote of 441,097,534 for, 369,950 against, and 106,610 abstaining.

Item 6.        Exhibits and Reports on Form 8-K

(a) A list of exhibits is set forth in the Exhibit Index found on page 45 of this report.

(b)            Reports on Form 8-K:

               (i) Form 8-K dated April 11, 2000 reporting under Item 5 "Other Events" the issuance of a press release on April 7, 2000, announcing that the Board of Directors of Hewlett-Packard Company approved the declaration by Hewlett-Packard Company of a dividend of all of Hewlett Packard Company's shares of Agilent Technologies, Inc. common stock.

               (ii) Form 8-K dated April 26, 2000 reporting under Item 5 "Other Events" the issuance of a press release on April 25, 2000, announcing that the Board of Directors of Agilent Technologies, Inc. approved the adoption of a Preferred Stock Rights Agreement.


                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AGILENT TECHNOLOGIES, INC.
                                       (Registrant)



Dated: June 12, 2000                  By: /s/ Robert R. Walker
                                           -----------------------------
                                               Robert R. Walker
                                               Executive Vice President and
                                               Chief Financial Officer

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit Number:                             Description:
--------------                              -----------
      1.         Not applicable.

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

      2.14 Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-85249).

      2.15 Five Year Credit Agreement as dated November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-85249).

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

      4.         None.

      5-9.       Not applicable.

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

      10.5 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-85249).*

      10.6 Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company's Form 10-K for the period ended October 31, 1999.*

      11. See Item 4 in Notes to Condensed Consolidated Financial Statements on Page 8.

      12-14.     Not applicable.

      15.        None.

      16-17.     Not applicable.

      18-19.     None.

      20-21.     Not applicable.

      22-24.     None.

      25-26.     Not applicable.

      27.1       Financial Data Schedule.

      28.        Not applicable.

      99.        None.
-----------------------------------------------
      * Indicates management contract or compensatory plan, contract or arrangement.