Form 10-Q
period 2000-07-31
AGILENT TECHNOLOGIES INC
filed 2000-09-01
CIK 1090872

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended July 31, 2000

                                      OR

    /_/        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to_________________

                        Commission file number: 001-15405

                           AGILENT TECHNOLOGIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       77-0518772
     ------------------------------                     -------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

     395 Page Mill Road, Palo Alto, California                 94306
     ------------------------------------------              ------------
      (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code        (650) 752-5000
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

                            Yes /X/         No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31, 2000
-----------------------------                  -------------------------------
Common Stock, $0.01 par value                        453,014,579 shares

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page Number
                                                                                         -----------
Part I.       Financial Information                                                            3

Item 1.       Financial Statements                                                             3

              Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2000
                and October 31, 1999                                                           3

              Condensed Consolidated Statements of Earnings (Unaudited) for the
                Three and Nine Months Ended July 31, 2000 and July 31, 1999                    4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                Nine Months Ended July 31, 2000 and July 31, 1999                              5

              Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                     6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           16

Item 3.       Quantitative and Qualitative Disclosures about
                Market Risk                                                                   39

Part II.      Other Information                                                               40

Item 1.       Legal Proceedings                                                               40

Item 6.       Exhibits and Reports on Form 8-K                                                41

              Signature                                                                       41

              Exhibit Index                                                                   42

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Agilent Technologies, Inc. and Subsidiaries
                           Condensed Consolidated Balance Sheets
                                        (Unaudited)
                     (in millions, except par value and share amounts)

                                                                                  July 31,       Oct. 31,
                                                                                    2000           1999
                                                                                    ----           ----
     ASSETS
     Current assets:
        Cash and cash equivalents........................................           $703           $  -
        Accounts receivable..............................................          2,167          1,635
        Inventory........................................................          1,762          1,499
        Other current assets.............................................            712            404
                                                                                  ------         ------
           Total current assets..........................................          5,344          3,538
     Property, plant and equipment, net..................................          1,581          1,387
     Other assets........................................................            902            519
                                                                                  ------         ------
     Total assets........................................................         $7,827         $5,444
                                                                                  ======         ======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Notes payable and short-term borrowings..........................         $  129         $    -
        Accounts payable.................................................            783            510
        Employee compensation and benefits...............................            600            550
        Deferred revenue.................................................            361            241
        Accrued income taxes.............................................            238              -
        Other accrued liabilities........................................            399            380
                                                                                  ------         ------
           Total current liabilities.....................................          2,510          1,681
     Other liabilities...................................................            415            381

     Commitments and contingencies

     Stockholders' equity:
        Preferred stock; $.01 par value; 125,000,000 shares
           authorized; none issued and outstanding.......................              -              -
        Common stock; $.01 par value; 2,000,000,000 shares
           authorized; 453,014,579 shares at July 31, 2000 and
           380,000,000 shares at October 31, 1999 issued and outstanding.              5              4
        Additional paid-in capital.......................................          4,451          3,378
        Retained earnings................................................            452              -
        Other comprehensive losses.......................................             (6)             -
                                                                                  ------         ------
           Total stockholders' equity....................................          4,902          3,382
                                                                                  ------         ------
     Total liabilities and stockholders' equity..........................         $7,827         $5,444
                                                                                  ======         ======

   The accompanying notes are an integral part of these financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                  Three Months Ended           Nine Months Ended
                                                                       July 31,                     July 31,
                                                                  2000          1999           2000         1999
                                                                 ------        ------         ------       ------
     Net revenue:
        Products..............................................   $2,331        $1,788         $6,426       $5,005
        Services and other....................................      339           299            975          878
                                                                 ------        ------         ------       ------
           Total net revenue..................................    2,670         2,087          7,401        5,883
                                                                 ------        ------         ------       ------
     Costs and expenses:
        Cost of products......................................    1,186           926          3,214        2,581
        Cost of services and other............................      183           177            576          515
        Research and development..............................      318           242            904          705
        Selling, general and administrative...................      773           547          2,112        1,546
                                                                 ------        ------         ------       ------
           Total costs and expenses...........................    2,460         1,892          6,806        5,347
                                                                 ------        ------         ------       ------

     Earnings from operations.................................      210           195            595          536
     Other income (expense), net..............................       28            12            101           27
                                                                 ------        ------         ------       ------
     Earnings before taxes....................................      238           207            696          563
     Provision for taxes......................................       83            72            244          197
                                                                 ------        ------         ------       ------
     Net earnings.............................................    $ 155         $ 135          $ 452        $ 366
                                                                 ======        ======         ======       ======

     Basic net earnings per share.............................    $ .34         $ .36          $1.01        $ .96
     Diluted net earnings per share...........................    $ .34         $ .36          $1.00        $ .96

     Average shares used in computing net earnings per share:
        Basic.................................................      453           380            448          380
        Diluted...............................................      461           380            452          380

     Pro forma net earnings per share:
        Basic.................................................    $ .34                        $1.00
        Diluted...............................................    $ .33                        $ .97

     Average shares used in computing pro forma net earnings
      per share:
        Basic.................................................      453                          452
        Diluted...............................................      464                          464


   The accompanying notes are an integral part of these financial statements.

                        Agilent Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)
                                       (in millions)

                                                                                       Nine Months Ended
                                                                                            July 31,
                                                                                       2000          1999
                                                                                       -----         -----
     Cash flows from operating activities:
        Net earnings................................................................   $ 452         $ 366
        Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization............................................     345           365
           Gain on sale of equity investments.......................................     (29)            -
           Deferred taxes on earnings...............................................     (19)           49
           Non-cash asset impairment charge.........................................       -            51
           Changes in assets and liabilities:
             Accounts receivable....................................................    (514)          (84)
             Inventory..............................................................    (254)         (113)
             Accounts payable.......................................................     282            (9)
             Accrued income taxes...................................................     238             -
             Other current assets and liabilities...................................     (52)         (147)
             Other, net.............................................................     (34)          (52)
                                                                                       -----         -----
     Net cash provided by operating activities......................................     415           426
                                                                                       -----         -----
     Cash flows from investing activities:
        Investments in property, plant and equipment................................    (448)         (336)
        Dispositions of property, plant and equipment...............................     101            71
        Sales of equity investments.................................................      60             -
        Purchases of equity investments.............................................     (22)            -
        Acquisitions, net of cash acquired..........................................    (667)          (28)
        Cash proceeds of divestitures...............................................       -            39
        Other, net..................................................................      10            (4)
                                                                                       -----         -----
     Net cash used in investing activities..........................................    (966)         (258)
                                                                                       -----         -----
     Cash flows from financing activities:
        Initial public offering proceeds............................................   2,068             -
        Initial public offering proceeds distributed to Hewlett-Packard.............  (2,068)            -
        Issuance of common stock under employee stock plans.........................      44             -
        Change in notes payable and short-term borrowings...........................     129             -
        Net funding from (to) Hewlett-Packard.......................................   1,081          (168)
                                                                                       -----         -----
     Net cash provided by (used in) financing activities............................   1,254          (168)
                                                                                       -----         -----
     Change in cash and cash equivalents............................................     703             -
     Cash and cash equivalents at beginning of period...............................       -             -
                                                                                       -----         -----
     Cash and cash equivalents at end of period.....................................   $ 703          $  -
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

         The condensed consolidated 1999 financial information has been prepared using HP's historical bases in the assets and liabilities and the historical results of operations of Agilent. Agilent began accumulating retained earnings on November 1, 1999.

         The condensed consolidated 1999 financial information includes allocations of certain HP corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. The expense allocations were determined on bases that HP and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. However, the 1999 financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of Agilent in the future or what they would have been had Agilent operated as a separate, stand-alone entity during 1999. In fiscal 2000, Agilent entered into interim service level agreements with HP covering the provision of various services, including information technology, financial, accounting, building, legal and other services (Note 9).

         Effective November 1, 1999, Agilent began operating as a stand-alone company. In November 1999, HP transferred to Agilent a majority of the assets and liabilities relating to its businesses and also provided Agilent with cash funding of approximately $1.1 billion. HP retained some of Agilent's assets and liabilities, including some of its accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to

         Agilent some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Agilent Technologies Japan, Ltd. (formerly called Hewlett-Packard Japan, Ltd.). In addition, HP transferred to Agilent $521 million to fund its acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Agilent Technologies Japan, Ltd. (Note
         4). In December 1999, HP provided Agilent with additional cash funding of approximately $200 million based on its and HP's balance sheets as of October 31, 1999.

         Of the total $1.8 billion of funding received from HP in the nine months ended July 31, 2000, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the condensed consolidated statement of cash flows for the nine months ended July 31, 2000.

     2.  Summary of Significant Accounting Policies

         In the opinion of Agilent's management, the accompanying condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly its consolidated financial position as of July 31, 2000 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 2000 and 1999.

         Certain amounts in the condensed consolidated statements of operations for the three and nine months ended July 31, 1999 have been reclassified to conform to the current period's presentation.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and notes thereto included in Agilent's 1999 Annual Report on Form 10-K.

     3.  Accounting Pronouncements

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Agilent recorded $6 million of accumulated other comprehensive losses to stockholders' equity in the nine months ended July 31, 2000. Prior period financial statements were not materially impacted by the statement.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the implementation date of this Staff Accounting Bulletin. This Staff Accounting Bulletin is effective no later than the fourth quarter of Agilent's fiscal year 2001. Agilent is in the process of determining the impact that adoption will have on its consolidated financial statements.

     4.  Acquisitions

         In July 2000, Agilent acquired all of the outstanding stock of SAFCO Technologies, Inc. for approximately $120 million in cash. During fiscal 2000, Agilent acquired several additional companies for approximately $140 million. All of these acquisitions were accounted for under the purchase method. Under the purchase method, the results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible and identifiable intangible assets and liabilities based on fair market values at the date of acquisition. Residual amounts were recorded as goodwill. Goodwill is amortized on a straight-line basis over its estimated economic life, generally three to five years. The net book value of goodwill associated with all of these acquisitions was approximately $224 million as of July 31, 2000.

         On July 6, 1999, HP entered into an agreement with Yokogawa Electric Corporation (Yokogawa) of Japan to acquire Yokogawa's 25% minority equity ownership of Agilent Technologies Japan, Ltd. for approximately $521 million. Under the terms of the agreement which were assigned to Agilent, Agilent will acquire Yokogawa's shares through a series of purchase transactions. In the initial step, which occurred in January 2000, Agilent purchased approximately 10.4% of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, Agilent purchased approximately 10.4% of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. Agilent will purchase the remaining 4.2% of Agilent Technologies Japan, Ltd. shares owned by Yokogawa prior to March 31, 2003. HP has provided the funding for all steps of this transaction.

         An independent valuation has been performed to determine the portion of the Yokogawa purchase price attributable to Agilent's business and the remaining HP business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $391 million is attributable to Agilent's business, of which approximately $278 million will be recorded as goodwill and amortized over 10 years. The net book value of goodwill associated with the two payments for the purchase of approximately 20.8% of HPJ shares from Yokogawa was approximately $226 million at July 31, 2000. The remainder of the purchase price was allocated to tangible assets.

     5.  Earnings Per Share

         Basic net earnings per share is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net earnings per share gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

         Pro forma basic net earnings per share has been computed by dividing net earnings by the weighted average shares outstanding for the period including the 72,000,000 shares issued in Agilent's initial public offering and assuming they were outstanding for the entire period, as the proceeds of the offering were distributed to HP. Pro forma diluted net earnings per share has been computed by dividing net earnings by the weighted average shares outstanding for the period including the 72,000,000 shares issued in Agilent's initial public offering and assuming they were outstanding for the entire period plus the dilutive impact of outstanding stock options and other employee stock plans. It also assumes that HP stock and options converted to Agilent stock and options on the distribution date were outstanding for the entire period.

         The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

                                                                            Three Months Ended   Nine Months Ended
                                                                                 July 31,             July 31,
                                                                              2000      1999      2000      1999
                                                                              ----      ----      ----      ----
                                                                              (in millions, except per share data)
         Numerators:
             Net earnings ...............................................     $ 155     $ 135     $ 452     $ 366

         Denominators:
             Basic weighted average shares ..............................       453       380       448       380
             Potentially dilutive common shares - stock options and other
                   employee stock plans..................................         8        --         4        --
                                                                              -----     -----     -----     -----
         Diluted weighted average shares ................................       461       380       452       380

         Net earnings per share:
             Basic ......................................................     $0.34     $0.36     $1.01     $0.96
             Diluted ....................................................     $0.34     $0.36     $1.00     $0.96

         Pro forma denominators:
             Basic pro forma shares .....................................       453                 452
             Potentially dilutive pro forma common shares - stock options
                   and other employee stock plans .......................        11                  12
                                                                              -----               -----
         Diluted pro forma shares .......................................       464                 464

         Pro forma net earnings per share:
             Basic ......................................................     $0.34               $1.00
             Diluted ....................................................     $0.33               $0.97


     6.  Inventory

                                                                           July 31,     Oct. 31,
                                                                             2000         1999
                                                                           --------     --------
                                                                              (in millions)

         Finished goods .................................................    $  521     $  639
         Purchased parts and fabricated assemblies ......................     1,241        860
                                                                             ------     ------
                                                                             $1,762     $1,499
                                                                             ======     ======

     7.  Comprehensive Earnings

         For the three months ended July 31, 2000, Agilent recorded an unrealized loss, net of tax, of $2 million relating to investments in equity securities, which was subtracted from net earnings of $155 million to compute comprehensive earnings of $153 million. For the nine months ended July 31, 2000, Agilent recorded an unrealized loss, net of tax, of $6 million relating to investments in equity securities, which was subtracted from net earnings of $452 million to compute comprehensive earnings of $446 million. Prior to November 1, 1999, Agilent had no material components of comprehensive earnings or losses.

     8.  Supplemental Cash Flow Information

         The condensed consolidated statement of cash flows for the nine months ended July 31, 2000 excludes a net asset transfer of $14 million to Agilent from HP. This non-cash event was accounted for as a change in paid-in capital. Agilent paid approximately $67 million in cash to Hewlett-Packard in July 2000 concerning Agilent's estimated tax liability from November 1, 1999 through June 2, 2000.

     9.  Related Party Transactions

         On June 2, 2000, all Agilent shares owned by Hewlett-Packard were distributed as a stock dividend to HP shareholders of record as of 5 p.m. Eastern Daylight time on May 2, 2000. As a result of this action, HP is no longer a related party to Agilent as of June 2, 2000.

         Agilent's net revenue from sales of products to HP was $44 million and $341 million for the periods from May 1, 2000 through June 2, 2000 and November 1, 1999 through June 2, 2000, respectively. Agilent's net revenue from sales of products to HP was $212 million and $590 million for the three and nine months ended July 31, 1999.

         In 1999 and 2000, Agilent purchased certain products from HP. These products were purchased for inclusion in Agilent products sold to third parties and for internal use. In 2000, Agilent purchased products from HP at prices that management believes approximate the prices an unrelated party would pay. These purchases from HP amount to approximately $18 million and $122 million in the period from May 1, 2000 through June 2, 2000 and November 1, 1999 through June 2, 2000, respectively. In 1999, Agilent purchased products from HP for the amount of $47 million and $108 million in the three and nine months ended July 31, 1999. Purchases from HP at cost for internal use totaled $29 million and $63 million in the three and nine months ended July 31, 1999.

         Agilent's costs and expenses during the three and nine months ended July 31, 1999 included allocations from HP for centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. These allocations were determined on bases that HP and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. The allocation methods included relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others. Allocated costs included in the accompanying condensed consolidated statements of earnings for the three and nine months ended July 31, 1999 follow.

                                                        Three Months       Nine Months
                                                       Ended July 31,     Ended July 31,
                                                            1999             1999
                                                       -------------      -------------
                                                                (in millions)

         Costs of products and services.............       $ 52              $ 147
         Research and development...................         37                108
         Selling, general and administrative........        112                324

         Agilent has entered into interim service level agreements with HP covering the provision of various services, including information technology, financial, accounting, building, legal and other services by HP to Agilent or, in some circumstances, vice versa. These services are generally being provided for fees equal to the actual direct and indirect costs of providing the services plus 5%. The interim service level agreements generally have a term of two years or less from the date of separation from HP. However, some interim service level agreements, including those for building services and information technology services, may be extended beyond the initial two-year period. If these agreements are extended, their terms will change so that the lessor will receive fair market rental value for the rental component of the building services and the cost plus 10% for information technology and other services and non-rental components of building services. The total cost of services Agilent received from HP was approximately $41 million and

         $267 million in the periods from May 1, 2000 through June 2, 2000 and November 1, 1999 through June 2, 2000, respectively. The total cost of services HP received from Agilent was approximately $9 million and $95 million in the same periods, respectively.

         For purposes of governing certain of the ongoing relationships between Agilent and HP at and after November 1, 1999 (the separation date) and to provide for an orderly transition, Agilent and HP have entered into various agreements. A brief description of each of the agreements follows. Each of these agreements were filed as exhibits to Agilent's Registration Statement on Form S-1.

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

         INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT. Effective as of the separation date, Agilent and HP each released the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Agilent and HP will each indemnify the other from all liabilities arising from its business, any of its liabilities, any of its contracts or a breach of the separation agreement. In addition, HP and Agilent will each indemnify the other against liability for specified environmental matters. Agilent reimbursed HP for the cost of any insurance coverage from the separation date to the distribution date.

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

         MASTER IT SERVICE LEVEL AGREEMENT. The Master IT Service Level Agreement governs the provision of information technology services by HP and Agilent to each other, on an interim basis, until November 1, 2001, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% until November 1, 2001, and such costs plus 10% thereafter. The Master IT Service Level Agreement also covers the provision of certain additional information technology services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt the providing company's operations or significantly increase the scope of the agreement.

         In addition, the Master IT Service Level Agreement provides for the replication of some computer systems, including hardware, software, data storage or maintenance and support components. Generally, the party needing the replicated system bears the costs and expenses of replication. Generally, the party purchasing new hardware or licensing new software bears the costs and expenses of purchasing the new hardware or obtaining the new software licenses.

         INTELLECTUAL PROPERTY AGREEMENTS. The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement, the Master Trademark Ownership and License Agreement and the ICBD Technology Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, HP transferred to Agilent its rights in specified patents, specified trademarks and other intellectual property related to Agilent's current business and research and development efforts. HP and Agilent each are licensed under the other's patents issued on patent applications with effective filing dates before November 1, 2004, subject to field of use restrictions. HP and Agilent are also licensed to use technology that has been disclosed to such licensed company or that is in the licensed company's possession as of the separation date, with certain limitations. The agreements include certain rights to sublicense for both parties. Agilent is licensed to use some HP trademarks, and this license is royalty-bearing after five years.

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

     10. Restructuring, Asset Impairment and Other Charges

         Subsequent to July 31, 2000, Agilent announced a reorganization of its healthcare solutions business. The reorganization will involve a workforce reduction of approximately 650 employees (including approximately 450 regular and 200 temporary employees) located in the United States, Asia Pacific and Europe.

         During the three months ended July 31, 1999, Agilent recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch CMOS semiconductor wafers. Agilent has an active plan to sell the building.

         During 1998, management committed to transfer the production of eight-inch semiconductor wafers to a third-party contractor. The restructuring costs included $85 million related to non-cash asset impairments primarily for equipment. Of the equipment impairment charge, $39 million was attributable to equipment abandoned at the time of the charge and written down to its net realizable value. An additional $46 million was attributable to equipment that remained in service for a transition period. Agilent has sold all of this equipment as of July 31, 2000.

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

                                                    Test and      Semiconductor    Healthcare     Chemical      Total
                                                   Measurement       Products       Solutions     Analysis     Segments
                                                   -----------       --------       ---------     --------     --------
                                                                      (in millions)
         Three months ended July 31, 2000:
         External revenue ................            $1,514            $591          $319         $246       $2,670
         Internal revenue ................                --              13            --           --           13
                                                      ------            ----          ----         ----       ------
         Total net revenue ...............            $1,514            $604          $319         $246       $2,683
                                                      ======            ====          ====         ====       ======
         Earnings(loss) from operations ..            $  162            $ 99          ($40)        ($ 8)      $  213
                                                      ======            ====          ====         ====       ======

         Three months ended July 31, 1999:

         External revenue ................            $1,003            $457          $372         $255       $2,087
         Internal revenue ................                 1              14             1           --           16
                                                      ------            ----          ----         ----       ------
         Total net revenue ...............            $1,004            $471          $373         $255       $2,103
                                                      ======            ====          ====         ====       ======
         Earnings from operations ........            $  122            $ 16          $ 41         $ 36       $  215
                                                      ======            ====          ====         ====       ======


         THE FOLLOWING TABLE RECONCILES THE SEGMENT INFORMATION ABOVE TO AGILENT, AS REPORTED

                                                                                             Three Months Ended
                                                                                                   July 31,
                                                                                             2000            1999
                                                                                             ----            ----
                                                                                                (in millions)
         Net revenue:
            Total reportable segments' net revenue.......................................... $2,683         $2,103
            Elimination of internal revenue.................................................    (13)           (16)
                                                                                             ------         ------
               Total net revenue, as reported............................................... $2,670         $2,087
                                                                                             ======         ======

         Earnings before taxes:
            Total reportable segments' earnings from operations.............................   $213           $215
            Corporate and unallocated.......................................................     (3)           (20)
            Other income (expense), net.....................................................     28             12
                                                                                             ------         ------
               Total earnings before taxes, as reported.....................................   $238           $207
                                                                                             ======         ======

                                                      Test and      Semiconductor     Healthcare      Chemical          Total
                                                    Measurement       Products        Solutions       Analysis         Segments
                                                    -----------       --------        ---------       --------         --------
                                                                                (in millions)
         Nine months ended July 31, 2000:
         External revenue ...............            $4,060            $1,535         $1,057             $749            $7,401
         Internal revenue ...............                --                33             --               --                33
                                                      ------            ------         ------             ----            ------
         Total net revenue ..............            $4,060            $1,568         $1,057             $749            $7,434
                                                     ======            ======         ======             ====            ======
         Earnings(loss) from operations .            $  479            $  188         $  (53)            $  6            $  620
                                                     ======            ======         ======             ====            ======

         Nine months ended July 31, 1999:
         External revenue ...............            $2,856            $1,230         $1,043             $754            $5,883
         Internal revenue ...............                 4                26              1               --                31
                                                     ------            ------         ------             ----            ------
         Total net revenue ..............            $2,860            $1,256         $1,044             $754            $5,914
                                                     ======            ======         ======             ====            ======
         Earnings from operations .......            $  273            $   81            $86             $ 99            $  539
                                                     ======            ======         ======             ====            ======


         THE FOLLOWING TABLE RECONCILES THE SEGMENT INFORMATION ABOVE TO AGILENT, AS REPORTED

                                                                                                  Nine Months Ended
                                                                                                       July 31,
                                                                                                  2000           1999
                                                                                                  ----           ----
                                                                                                   (in millions)
         Net revenue:
            Total reportable segments' net revenue.........................................       $7,434         $5,914
            Elimination of internal
                  revenue..................................................................          (33)           (31)
                                                                                                  ------         ------
               Total net revenue, as reported..............................................       $7,401         $5,883
                                                                                                  ======         ======

         Earnings before taxes:

            Total reportable segments' earnings from operations............................         $620           $539
            Corporate and unallocated......................................................          (25)            (3)
            Other income (expense), net....................................................          101             27
                                                                                                  ------         ------
               Total earnings before taxes, as reported....................................         $696           $563
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

         We were incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Hewlett-Packard. Our businesses historically were operated as internal units of Hewlett-Packard. In November 1999, Hewlett-Packard transferred to us a majority of the assets and liabilities relating to our businesses and also provided us with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of our assets and liabilities including some of our accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to us some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Agilent Technologies Japan, Ltd. (formerly called Hewlett-Packard Japan, Ltd.). In addition, Hewlett-Packard transferred to us $521 million to fund our acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Agilent Technologies Japan, Ltd. In December 1999, Hewlett-Packard provided us with cash funding of approximately $200 million based on our and Hewlett-Packard's balance sheets as of October 31, 1999.

         After the completion of our initial public offering in November 1999, Hewlett-Packard owned approximately 84.1% of our outstanding common stock. On April 7, 2000, Hewlett-Packard announced that its board of directors had declared a stock dividend of all of Hewlett-Packard's shares in Agilent. The dividend was distributed on June 2, 2000, to Hewlett-Packard shareholders of record as of 5 p.m. Eastern Daylight Time on May 2, 2000. The distribution was on the basis of 0.3814 of an Agilent share for each Hewlett-Packard common share outstanding. Hewlett-Packard and we have entered into various agreements related to certain ongoing relationships between the companies. For a brief description of these agreements, see Note 9 of Item 1. In addition, we have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period which began November 1, 1999. The agreements relate primarily to information technology, finance, accounting, legal and building services. Under these agreements, we generally reimburse Hewlett-Packard for its cost of the service plus 5%. The transition period varies depending on the agreement but is generally less than two years. Some of the agreements, including those for building services and information technology services, may be extended beyond the initial transition period. If these agreements are extended, we will reimburse Hewlett-Packard at its cost plus 10% for information technology services and most other services and at negotiated market rates for building services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Hewlett-Packard provides us with an effective means of obtaining these services during the transition period. In addition, we provide some transition services to Hewlett-Packard, for which we are reimbursed at our cost plus 5%.

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

         Cyclical Business

         Several significant industries and markets into which we sell our products and services are cyclical, causing a corresponding impact on our financial results. Shifts in the semiconductor market, electronics industry and computer industry, as well as rapidly shifting global economic conditions, have had significant impacts on our businesses. Our revenue and operating results for the three and nine months ended July 31, 2000 compared to the corresponding periods in 1999 have improved as a result of an upturn in the semiconductor industry. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their business. For instance, increasing pressure on hospitals from the balanced-budget amendment in the United States has slowed capital purchasing of our hospital customers. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual operating results.

         Economic Conditions in Asia

         Our revenue and operating results for the three months and nine months ended July 31, 2000 compared to the corresponding periods in 1999 have improved in part as a result of the upturn in Asian economies.

         Impact of Foreign Currencies

         We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, particularly the Japanese yen and the Euro which was introduced on January 1, 1999 to replace 11 European national currencies. In 1999, our currency exposures were hedged as part of

         Hewlett-Packard's global hedging program, which was designed to minimize exposure to foreign currency fluctuations. We implemented a similar hedging program upon our separation from Hewlett-Packard in November 1999.

         Recent Accounting Pronouncements

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we recorded $6 million of accumulated other comprehensive losses to stockholders' equity in the nine months ended July 31, 2000. Prior period financial statements were not materially impacted by the statement.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000, SEC delayed the implementation date of this Staff Accounting Bulletin. This Staff Accounting Bulletin is effective no later than the fourth quarter of our fiscal year 2001. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

         Results of Operations

         Our results of operations for the three and nine months ended July 31, 2000 and 1999 in dollars and as a percentage of total net revenue follow.

                                                                        Three Months Ended July 31,
                                                            ------------------------------------------------------
                                                                                             As a Percentage of
                                                                                         Total Net Revenue Dollars
                                                                                         -------------------------
                                                               2000       1999                 2000      1999
                                                               ----       ----                 ----      ----
                                                               (in millions)
           Net revenue:
             Products......................................     $2,331     $1,788                87.3      85.7
             Services and other............................        339        299                12.7      14.3
                                                                ------     ------               -----     -----
                Total net revenue..........................      2,670      2,087               100.0     100.0
                                                                ------     ------               -----     -----
           Costs and expenses:
             Cost of products..............................      1,186        926                44.4      44.4
             Cost of services and other....................        183        177                 6.8       8.5
             Research and development......................        318        242                11.9      11.6
             Selling, general and administrative...........        773        547                29.0      26.2
                                                                ------     ------               -----     -----
              Total costs and expenses.....................      2,460      1,892                92.1      90.7
                                                                ------     ------               -----     -----
           Earnings from operations........................        210        195                 7.9       9.3
           Other income (expense), net.....................         28         12                 1.0       0.6
                                                                ------     ------               -----     -----
           Earnings before taxes...........................        238        207                 8.9       9.9
           Provision for taxes.............................         83         72                 3.1       3.4
                                                                ------     ------               -----     -----
           Net earnings....................................       $155       $135                 5.8       6.5
                                                                ======     ======               =====     =====

           Cost of products as a percentage of products
              revenue......................................                                      50.9      51.8
           Cost of services and other as a percentage of
              services and other revenue...................                                      54.0      59.2

                                                                         Nine Months Ended July 31,
                                                            ------------------------------------------------------
                                                                                            As a Percentage of
                                                                                         Total Net Revenue Dollars
                                                                                         -------------------------
                                                                 2000       1999                2000      1999
                                                                 ----       ----                ----      ----
                                                               (in millions)
           Net revenue:
              Products.....................................     $6,426     $5,005                86.8      85.1
              Services and other...........................        975        878                13.2      14.9
                                                                ------     ------               -----     -----
                 Total net revenue.........................      7,401      5,883               100.0     100.0
                                                                ------     ------               -----     -----
           Costs and expenses:
              Cost of products.............................      3,214      2,581                43.4      43.9
              Cost of services and other...................        576        515                 7.8       8.7
              Research and development.....................        904        705                12.2      12.0
              Selling, general and administrative..........      2,112      1,546                28.6      26.3
                                                                ------     ------               -----     -----
                 Total costs and expenses..................      6,806      5,347                92.0      90.9
                                                                ------     ------               -----     -----
           Earnings from operations........................        595        536                 8.0       9.1
           Other income (expense), net.....................        101         27                 1.4       0.5
                                                                ------     ------               -----     -----
           Earnings before taxes...........................        696        563                 9.4       9.6
           Provision for taxes.............................        244        197                 3.3       3.4
                                                                ------     ------               -----     -----
           Net earnings....................................       $452       $366                 6.1       6.2
                                                                ======     ======               =====     =====

           Cost of products as a percentage of products
              revenue......................................                                      50.0      51.6
           Cost of services and other as a percentage of
              services and other revenue...................                                      59.1      58.7

         Certain amounts in the condensed consolidated statements of earnings for the three and nine months ended July 31, 1999 have been reclassified to conform to the current period's presentation.

         NET REVENUE

         Total net revenue increased 27.9 percent to $2.7 billion and 25.8 percent to $7.4 billion in the three and nine months ended July 31, 2000, respectively, compared to $2.1 billion and $5.9 billion in the same periods in 1999. The increases were the result of a number of factors, including continued growth in revenue from the communications and electronics markets. This was especially evident with the robust demand in our test and measurement and semiconductor products businesses. In addition, increased demand in Asia continued to contribute to overall revenue growth. In the three months ended July 31, 2000, the increase was partially offset by declines in revenue in our healthcare solutions and our chemical analysis businesses.

         United States revenue increased 19.0 percent to $1.2 billion and 19.7 percent to $3.2 billion in the three and nine months ended July 31, 2000, respectively, compared to $1.0 billion and $2.7 billion in the same periods in 1999. International revenue increased

         35.9 percent to $1.5 billion and 30.8 percent to $4.2 billion in the three and nine months ended July 31, 2000, respectively, compared to $1.1 billion and $3.2 billion in the same periods in 1999. The higher net revenue growth abroad was primarily attributable to increased demand in Asia, particularly Taiwan, Korea and Japan. There was minimal currency impact on net revenue growth in the three and nine months ended July 31, 2000.

         In the three months ended July 31, 2000, revenue from products increased 30.4 percent while revenue from services and other increased 13.4 percent, compared to the same period in 1999. In the first nine months of 2000, revenue from products increased 28.4 percent while revenue from services and other increased 11.0 percent, compared to the same period in 1999. The higher product revenue growth was primarily due to the growing communications and electronics markets, a strengthening of the semiconductor industry and increased demand in Asia. Generally, service revenue growth follows behind product revenue as our installed base of products increases and warranty periods expire. Additionally, there is no service revenue associated with our semiconductor products business.

         Demand for our products and services in the communications and electronics markets has continued to be strong in the three months ended July 31, 2000. This increase in demand has continued to put pressure on our manufacturing capacity, particularly on products for the wireless and fiber optic markets. We are continuing to work on increasing capacity to meet this demand but we may experience additional capacity constraints or parts shortages in the future.

         EARNINGS FROM OPERATIONS

         Earnings from operations increased 7.7 percent to $210 million and 11.0 percent to $595 million in the three and nine months ended July 31, 2000, respectively, compared to $195 million and $536 million in the same periods in 1999. The increases were primarily due to strong results in the test and measurement and semiconductor businesses, partially offset by weak performance in our healthcare solutions and chemical analysis businesses, which included the on-going costs associated with operating on our own as well as planned investments in life sciences.

         Cost of products and services, as a percentage of net revenue, decreased 1.6 percentage points, to 51.3 percent, in the three months ended July 31, 2000, compared to 52.9 percent in the same period in 1999. Cost of products and services, as a percentage of net revenue, decreased 1.4 percentage points, to 51.2 percent, in the nine months ended July 31, 2000, compared to 52.6 percent in the same period in 1999. Adjusted for the 1999 impairment loss of $51 million related to a building under construction for the manufacturing of eight-inch CMOS semiconductor wafers, cost of products and services as a percentage of net revenue increased 0.9 percentage points and decreased 0.6 percentage points in the three and nine months ended July 31, 2000, respectively. When adjusted for the 1999 impairment loss, the increase in cost of products and services, as a percentage of revenue, in the three months ended July 31, 2000 resulted from higher costs as a percentage of revenue in our healthcare solutions and chemical analysis businesses partially offset by lower costs as a percentage of revenue in our semiconductor products business. When adjusted for the 1999 impairment loss, the decrease in the nine months ended July 31, 2000 was primarily attributable to higher volumes in the test and measurement and semiconductor products businesses as well as a more profitable product mix within the semiconductor products business.

         Operating expenses as a percentage of net revenue increased 3.1 percentage points to 40.9 percent and 2.5 percentage points to 40.8 percent in the three and nine months ended July 31, 2000, respectively, compared to 37.8 percent and 38.3 percent in the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs, including branding expenses. These increases were partially offset in the three months ended July 31, 2000 by reduced costs associated with stock appreciation rights.

         Research and development expenses increased 31.4 percent and 28.2 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases reflect ongoing investments in developing new products and new technologies in the areas of wireless, networking and the life sciences. Selling, general and administrative expenses increased
         41.3 percent and 36.6 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs, including branding expenses. These increases were partially offset by reduced costs associated with stock appreciation rights.

         Costs related to our operating as a separate, stand-alone entity include significant incremental expenditures. We expect operating expenses for the remainder of 2000 compared to 1999, primarily infrastructure costs and branding expenses, to be higher as a result of our stand-alone operations.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net increased $16 million to income of $28 million and increased $74 million to income of $101 million in the three and nine months ended July 31, 2000, respectively. The increases were primarily due to approximately $4 million and $29 million of gains on sales of equity investments that no longer supported our business strategies for the three and nine months ended July 31, 2000, respectively, and interest income earned on the initial cash funding received from Hewlett-Packard.

         PROVISION FOR TAXES

         Our effective tax rate was 35.0 percent in the three and nine months ended July 31, 2000 and 1999. The rate is based on estimates of our earnings before taxes in the various jurisdictions in which we operate throughout the world and the amount of acquisition-related charges. While changes in our mix of earnings before taxes in these tax jurisdictions and balances of acquisition-related charges can cause our effective tax rate to fluctuate, we currently expect our effective tax rate to remain at 35.0 percent throughout the remainder of 2000.

         TEST AND MEASUREMENT

                                                                THREE MONTHS ENDED JULY 31,
                                                                ---------------------------
                                                                    2000         1999
                                                                    ----         ----
                                                                  (dollars in millions)
          Net revenue..........................................   $1,514       $1,003
          Earnings from operations.............................      162          122
              As a percentage of net revenue...................     10.7%        12.2%

                                                                NINE MONTHS ENDED JULY 31,
                                                                --------------------------
                                                                    2000         1999
                                                                    ----         ----
                                                                  (dollars in millions)
          Net revenue...........................................  $4,060       $2,856
          Earnings from operations..............................     479          273
              As a percentage of net revenue....................    11.8%         9.6%

         NET REVENUE

         Net revenue from our test and measurement business increased 50.9 percent to $1.5 billion and 42.2 percent to $4.1 billion in the three and nine months ended July 31, 2000, respectively, compared to $1.0 billion and $2.9 billion in the same periods in 1999. The increases were attributable to very strong growth in the markets served by our fast-growing optical, wireless and data-networking products. Revenue growth was extremely strong in our semiconductor test system business as well as for our products that test printed circuit board assemblies as contract manufacturing customers added capacity to meet demand and new technologies and capabilities were introduced. The growth rate for the nine months ended July 31, 2000 was affected in part by a comparison with the comparable year-ago period that was negatively impacted by weakness in the semiconductor industry and the decreased demand in Asia.

         In the three months ended July 31, 2000, our net revenue from products increased 56.7 percent while our net revenue from services increased
         22.9 percent, compared to the same period in 1999. In the nine months ended July 31, 2000, our net revenue from products increased 47.6 percent while our net revenue from services increased 16.2 percent, compared to the same period in 1999. The higher product revenue growth was primarily due to the growing communications market and the increased demand in Asia. Generally, service revenue growth follows product revenue as our installed base of products increases and warranty periods expire.

         EARNINGS FROM OPERATIONS

         Earnings from operations from our test and measurement business increased 32.8 percent to $162 million and 75.5 percent to $479 million in the three and nine months ended July 31, 2000, respectively, compared to $122 million and $273 million in the same periods in 1999. The increase for the three months ended July 31, 2000 resulted from increased revenue, partially offset by higher cost of products and services as a percentage of revenue. The increase for the nine months ended July 31, 2000 resulted from higher revenue and lower operating expenses as a percentage of revenue.

         Cost of products and services as a percentage of net revenue increased
         1.6 percentage points and decreased 0.7 percentage points in the three and nine months ended July 31, 2000, respectively, as compared to the same periods in 1999. The increase in the three months ended July 31, 2000 was substantially attributable to manufacturing inefficiencies incurred in our efforts to meet customer demands, including the use of other equipment manufacturers' products as well as premium prices for scarce components. The slight decrease for the nine months ended
         July 31, 2000 is primarily due to higher revenue.

         Operating expenses as a percentage of net revenue decreased 0.2 percentage points and 1.5 percentage points in the three and nine months ended July 31, 2000, respectively, compared to the same periods of 1999. The decreases were due to higher net revenue partially offset by higher expenses.

         Research and development expense increased 34.8 percent and 26.5 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases reflect our continuing investments in new product development. Selling, general and administrative expense increased 57.1 percent and 42.2 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher selling and marketing costs including branding expenses.

         SEMICONDUCTOR PRODUCTS

                                                                THREE MONTHS ENDED JULY 31,
                                                                ---------------------------
                                                                    2000         1999
                                                                    ----         ----
                                                                  (dollars in millions)
          Net revenue...........................................    $591         $457
          Earnings from operations..............................      99           16
              As a percentage of net revenue....................    16.8%         3.5%

                                                                NINE MONTHS ENDED JULY 31,
                                                                --------------------------
                                                                    2000         1999
                                                                    ----         ----
                                                                  (dollars in millions)

          Net revenue...........................................  $1,535       $1,230
          Earnings from operations..............................     188           81
              As a percentage of net revenue....................    12.2%         6.6%

         NET REVENUE

         Net revenue from our semiconductor products business increased 29.3 percent to $591 million and 24.8 percent to $1.5 billion in the three and nine months ended July 31, 2000, respectively, compared to $457 million and $1.2 billion in the same periods in 1999. In the three months ended January 31, 2000 net revenue growth was driven by strong growth in all semiconductor products except ASICs, where growth was affected by the planned phaseout of microprocessor sales and temporary supply chain adjustments by Hewlett-Packard. Wireless and networking components achieved excellent growth in the three months ended July 31, 2000. Networking component growth was driven by fiber-optic transceivers and high-speed integrated circuits tailored for Metro Area Network (MAN) and Gigabit Ethernet Local
         Area Network (LAN) applications. Imaging products for digital cameras and optical mice also achieved particularly strong growth in the three months ended July 31, 2000. Similarly, wireless, networking and imaging components led the strong net revenue growth for the nine months ended July 31, 2000. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was 24.5 percent and 27.3 percent for the three and nine months ended July 31, 2000, respectively, compared to 37.4 percent and 37.1 percent for the same periods in 1999.

         In the nine months ended July 31, 2000, we expanded our existing joint venture relationship with Royal Philips Electronics, N.V. and transferred a portion of our light-emitting diode (LED) business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the business transferred to the joint venture are no longer consolidated in our results. Instead, we record our portion of the joint venture's net earnings or loss in other income (expense), net, which in the first nine months of 2000, was minimal. Adjusting the 1999 base for revenues relating to the LED business, net revenue growth would be 36.2 percent and 30.5 percent for the three and nine months ended July 31, 2000, respectively.

         EARNINGS FROM OPERATIONS

         Earnings from operations from our semiconductor products business, adjusted for the 1999 impairment loss of $51 million, increased 47.8 percent to $99 million and 42.4 percent to $188 million in the three and nine months ended July 31, 2000, respectively. The increases resulted from higher net revenue and lower cost of products as a percentage of net revenue, partially offset by higher operating expenses.

         Cost of products as a percentage of net revenue, adjusted for the 1999 impairment loss of $51 million, decreased 6.7 percentage points and 5.2 percentage points in the three and nine months ended July 31, 2000, respectively. The decreases were primarily driven by increased volumes and a more favorable product mix. In addition, the transfer of a portion of our LED business to the joint venture contributed to the decrease.

         Operating expenses as a percentage of net revenue increased 4.6 percentage points and 3.8 percentage points in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to infrastructure costs related to operating on our own and increased research and development investments.

         Research and development expense increased 51.0 percent and 37.4 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases reflect increased investments in the fast-growing fiber optics, high-speed networking, and the imaging businesses. Selling, general and administrative expenses increased 62.0 percent and 50.7 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs related to operating on our own as well as higher selling and marketing costs, including branding expenses.

         HEALTHCARE SOLUTIONS

                                                                 THREE MONTHS ENDED JULY 31,
                                                                 ---------------------------
                                                                      2000         1999
                                                                      ----         ----
                                                                    (DOLLARS IN MILLIONS)
         Net revenue..........................................        $319         $372
         Earnings (loss)  from operations.....................         (40)          41
              As a percentage of net revenue..................       (12.5)%       11.0%

                                                                  NINE MONTHS ENDED JULY 31,
                                                                  --------------------------
                                                                      2000         1999
                                                                      ----         ----
                                                                    (dollars in millions)
         Net revenue..........................................      $1,057       $1,043
         Earnings (loss)  from operations.....................         (53)          86
              As a percentage of net revenue..................        (5.0)%        8.2%

         NET REVENUE

         Net revenue from our healthcare solutions business decreased 14.2 percent to $319 million and increased 1.3 percent to $1.1 billion in the three and nine months ended July 31, 2000, respectively, compared to $372 million and $1.0 billion in the same periods in 1999. The decrease in net revenue in the three months ended July 31, 2000 was primarily due to a slow-down in capital expenditure by U.S. hospitals, as hospitals felt continued financial pressure to control costs. In addition, customers had pulled purchases into 1999 and into the three months ended January 31, 2000 to avoid potential Year 2000 issues. In the three months ended July 31, 2000, our net revenue from products decreased 18.0 percent while our net revenue from services increased 3.0 percent compared to the same period in 1999. In the nine months ended July 31, 2000, our net revenue from products decreased 0.5 percent while our net revenue from services increased 9.1 percent, compared to the same period in 1999. Service revenue growth generally follows product revenue based on our installed base of products. The service revenue increases are due to the strong product installations through the first quarter of 2000.

         EARNINGS (LOSS) FROM OPERATIONS

         The loss from operations from our healthcare solutions business was $40 million and $53 million in the three and nine months ended July 31, 2000, respectively, compared to earnings from operations of $41 million and $86 million in the same periods in 1999. The decline in earnings from operations in the three months ended July 31, 2000 was due to disappointing net revenue as well as higher costs and expenses. The decline in earnings from operations in the nine months ended July 31, 2000 was primarily due to higher costs and expenses.

         Cost of products and services as a percentage of net revenue increased by 9.5 percentage points and 5.5 percentage points in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increase in the three months ended July 31, 2000 was primarily attributable to lower net revenue resulting from lower volumes and higher discounts. The increase in the nine months ended July 31, 2000 was primarily due to an unfavorable product mix and higher discounts.

         Operating expenses as a percentage of net revenue increased 14.1 percentage points and 7.8 percentage points in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to lower revenues and higher infrastructure costs and branding expenses related to operating on our own.

         Research and development expense decreased 8.1 percent and increased
         10.7 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The decrease in the three months ended July 31, 2000 is due to recently completed product introductions and an emphasis on reducing discretionary costs. The increase for the nine months ended July 31, 2000 is largely a result of our on-going development projects including the new automatic external defibrillator, ultrasound imaging, and web-enabled wireless patient monitoring devices. Selling, general and administrative expenses increased 27.2 percent and 25.6 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs and branding expenses related to operating on our own.

         Subsequent to July 31, 2000, Agilent announced a reorganization of its healthcare solutions business. The reorganization will involve a regular workforce reduction of approximately 650 employees
         (including approximately 450 regular and 200 temporary employees) located in the United States, Asia Pacific and Europe. Agilent expects to incur a one-time charge of approximately $25 million in the fourth quarter of 2000. Agilent expects its workforce reduction and other programs to result in annual savings of approximately $80 million starting in 2001. Based on the current market environment and the anticipated restructuring, we anticipate an operating loss for our healthcare solutions business for the remainder of 2000.

         CHEMICAL ANALYSIS

                                                                  THREE MONTHS ENDED JULY 31,
                                                                  ---------------------------
                                                                       2000         1999
                                                                       ----         ----
                                                                     (DOLLARS IN MILLIONS)
           Net revenue..........................................       $246         $255
           Earnings (loss) from operations......................         (8)          36
              As a percentage of net revenue....................       (3.3)%       14.1%

                                                                  NINE MONTHS ENDED JULY 31,
                                                                  --------------------------
                                                                       2000         1999
                                                                       ----         ----
                                                                     (DOLLARS IN MILLIONS)
           Net revenue...........................................      $749         $754
           Earnings from operations..............................         6           99
              As a percentage of net revenue.....................       0.8%        13.1%

         NET REVENUE

         Net revenue from our chemical analysis business decreased 3.5 percent to $246 million and decreased 0.7 percent to $749 million in the three and nine months ended July 31, 2000, respectively, compared to $255 million and $754 million in the same periods in 1999. The decreases in net revenue were due to decreased sales in the chemical, environmental and petrochemical markets partially offset by increased sales in bioscience products. Service revenue decreased 4 percent and 1 percent in the three and nine months ended July 31, 2000, compared to the same periods in 1999.

         EARNINGS (LOSS) FROM OPERATIONS

         Our chemical analysis business generated a loss from operations of $8 million in the three months ended July 31, 2000 compared to earnings from operations of $36 million in the same period in 1999. Earnings from operations decreased to $6 million in the nine months ended July 31, 2000 compared to $99 million in the same period in 1999. The decreases were primarily due to lower revenue, higher infrastructure costs and branding expenses related to the costs of operating on our own as well as planned investments in life sciences to launch new products.

         Cost of products and services as a percentage of net revenue increased by 5.5 percentage points and 1.9 percentage points for the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to lower volumes and start-up investments for bioscience products.

         Operating expenses as a percentage of net revenue increased 11.9 percentage points and 10.4 percentage points in the three and nine months ended July 31, 2000, respectively, compared to the same periods of 1999. The increases resulted primarily from increased life science investments and higher infrastructure costs and branding expenses related to operating on our own.

         Research and development expense increased 31.8 percent and 34.9 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases reflect increased new product development programs in life science products. Selling, general and administrative expense increased 27.9 percent and 26.9 percent in the three and nine months ended July 31, 2000, respectively, compared to the same periods in 1999. The increases were primarily due to higher infrastructure costs and branding expenses related to operating on our own.

         FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES We believe that the Company's financial position remains strong, with cash and cash equivalents and short-term investments of $703 million at July 31, 2000.

         Prior to November 1, 1999, cash receipts associated with our businesses were transferred to Hewlett-Packard on a daily basis and Hewlett-Packard provided funds to cover our disbursements. Accordingly, we reported no cash or cash equivalents at October 31, 1999. In accordance with our separation agreement with Hewlett-Packard, as of November 1, 1999, Hewlett-Packard retained some of our assets and liabilities and Hewlett-Packard transferred to us some of the assets and liabilities related to its business. In November and December 1999, Hewlett-Packard made cash payments to us totaling $1.3 billion to fund our working capital and other needs of our operations as a separate, stand-alone entity. In addition, Hewlett-Packard transferred approximately $0.5 billion to fund our acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Agilent Technologies Japan, Ltd. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and immediately distributed to Hewlett-Packard as a dividend.

         Of the total $1.8 billion received from Hewlett-Packard, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the condensed consolidated statement of cash flows for the nine months ended July 31, 2000.

         We generated cash flows from operations of $415 million during the nine months ended July 31, 2000, compared to $426 million for the corresponding period of 1999. The decrease in cash flows from operating activities in the nine months ended July 31, 2000 was mainly attributed to an increase in accounts receivable and inventory balances offset by increases in net earnings, accounts payable and accrued tax balances.

         Net cash used for investing activities in the nine months ended
         July 31, 2000 was $966 million, compared to $258 million for the corresponding period of 1999. The increase in investing activity was primarily due to our first and second payments for the acquisition of Yokogawa's 25% minority equity ownership of Agilent Technologies Japan, Ltd., our acquisition of SAFCO Technologies, Inc. and an increase in investments in property, plant and equipment to expand our manufacturing capacity to meet customer demands.

         Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. We believe that the cash funding we received from Hewlett-Packard together with cash generated from operations and our unused lines of credit will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot be assured that additional financing, if needed, will be available on favorable terms.

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

         IF DEMAND FOR OUR PRODUCTS EXCEEDS OUR MANUFACTURING CAPACITY, OUR REVENUES AND EARNINGS MAY SUFFER.

         Demand for our products has put increased pressure on our manufacturing capacity, especially in the wireless and fiber optic areas. If we are not able to increase our manufacturing capacity in the time necessary to meet demand, or if demand exceeds our expectations, we may experience insufficient manufacturing capacity. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our revenues and earnings and overall business.

         FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER COULD ADVERSELY IMPACT OUR OPERATIONS.

         Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Our results may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely manner.

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

         Historically, our semiconductor products business has sold products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three and nine months ended July 31, 2000, Hewlett-Packard accounted for 5.6% and 6.0%, respectively, of our total net revenue and 24.5% and 27.3%, respectively, of our semiconductor products business' net revenue. In comparison, for the three and nine months ended July 31, 1999, Hewlett-Packard accounted for 10.2% and 10.0%, respectively, of our total net revenue and 37.4% and 37.1%, respectively, of our semiconductor products business' net revenue.

         OUR ABILITY TO COMPETE FOR HEWLETT-PACKARD'S BUSINESS MAY SUFFER AS A RESULT OF OUR SEPARATION DUE TO DECREASED ACCESS TO HEWLETT-PACKARD'S RESEARCH AND DEVELOPMENT STRATEGY, TECHNOLOGY PLANS, FUTURE PRODUCT FEATURES AND PRODUCT SUPPLY NEEDS.

         In the past, we have benefited from our access to Hewlett-Packard's research and development strategy, technology plans, future product features and product supply needs in competing for Hewlett-Packard's business. If our competitors gain better access to Hewlett-Packard as a result of our separation, our competitors may be able to develop products that better meet the future needs of Hewlett-Packard, decreasing the competitiveness of our products. In addition, we have taken advantage of collaborative relationships with some of Hewlett-Packard's businesses and we may not continue to enjoy all of the benefits of these collaborative relationships.

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

         IF OUR FACTORIES OR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS DUE TO AN EARTHQUAKE, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

         Several of our facilities could be subject to a catastrophic loss caused by an earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and Agilent Laboratories in California and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Agilent self-insures against such losses and does not carry catastrophic insurance policies to cover potential losses resulting from earthquakes.

         OUR NEW NAME IS NOT YET WIDELY RECOGNIZED AS A BRAND IN THE MARKETPLACE, AND AS A RESULT OUR PRODUCT SALES COULD SUFFER.

         The loss of the "Hewlett-Packard" brand name may hinder our ability to establish new relationships. Our new brand "Agilent" is not as widely recognized, so we may not have the ability to attract some customers who would have purchased our products if they had recognized that Agilent Technologies, Inc. is the successor company to Hewlett-Packard in certain industry segments. The new name "Agilent Technologies, Inc." may also hinder our ability to recruit employees in certain countries.

         WE CURRENTLY STILL USE SOME OF HEWLETT-PACKARD'S INFORMATION SYSTEMS, AND WE ARE IN THE PROCESS OF DEVELOPING OUR OWN INFORMATION SYSTEMS.

         We currently use Hewlett-Packard's systems to support a portion of our operations, mainly customer support and networks. We have an agreement with Hewlett-Packard for Hewlett-Packard to continue to provide these information services to us for the next fourteen months. During this time period, while we are developing our own systems, we will be dependent on Hewlett-Packard for the provision of these information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex.

         We are in the process of creating our own information systems to eventually replace Hewlett-Packard's systems. We may not be successful in implementing these systems and transitioning data from Hewlett-Packard's systems to ours. We are implementing new enterprise resource planning software applications to manage some of our information systems.

         THE TRANSITIONAL SERVICES BEING PROVIDED TO US BY HEWLETT-PACKARD MAY NOT BE SUFFICIENT TO MEET OUR NEEDS, AND WE MAY PAY INCREASED COSTS TO REPLACE THESE SERVICES AFTER OUR AGREEMENTS WITH HEWLETT-PACKARD EXPIRE.

         Hewlett-Packard continues to provide certain transitional services to us, including services related to:

                  -        information technology systems;

                  -        buildings and facilities; and

                  -        finance and accounting.

         These services may not continue to be provided at the same level as when we were part of Hewlett-Packard, and we may not be able to obtain the same benefits. We also lease and sublease certain office and manufacturing facilities from Hewlett-Packard. These transitional service and leasing arrangements generally have a term of less than two years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Hewlett-Packard.

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

         OUR HISTORICAL 1999 FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

         The historical 1999 financial information we have included has been carved out from Hewlett-Packard's consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. Hewlett-Packard did not account for us as, and we were not operated as, a single stand-alone entity for the 1999 periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We did not make adjustments to reflect the many significant changes that occurred in our cost structure, funding and operations as a result of our separation from Hewlett-Packard, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

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

         We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

(b)            Reports on Form 8-K:

               (i) Form 8-K dated June 5, 2000 reporting under Item 5 "Other Events" the completion by Hewlett-Packard of the distribution of shares it owned in Agilent Technologies, Inc.


                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AGILENT TECHNOLOGIES, INC.
                                       (Registrant)



Dated: September 1, 2000               By: /s/ Robert R. Walker
                                           -----------------------------
                                               Robert R. Walker
                                               Executive Vice President and
                                               Chief Financial Officer


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

      10.5 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-85249).*

      10.6 Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company's Form 10-K for the period ended October 31, 1999.*

      11. See Item 4 in Notes to Condensed Consolidated Financial Statements on Page 9.

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