Form 10-K
period 2000-10-31
AGILENT TECHNOLOGIES INC
filed 2001-01-17
CIK 1090872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 001-15405
                            ------------------------

                           AGILENT TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0518772
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                395 PAGE MILL ROAD, PALO ALTO, CALIFORNIA 94306

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 752-5000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 Common Stock                          New York Stock Exchange, Inc.
          par value $0.01 per share

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates as of December 26, 2000 was approximately $18.55 billion. As of December 26, 2000, there were outstanding 456,366,381 shares of common stock, par value $0.01 per share. Shares of stock held by officers, directors and 5% or more shareholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT DESCRIPTION                      10-K PART
                    --------------------                      ---------
Portions of the Proxy Statement for the Annual Meeting of
Stockholders (the "Proxy Statement") to be held on February
23, 2001, and to be filed pursuant to Regulation 14A within
120 days after registrant's fiscal year ended October 31,
2000 are incorporated by reference into Part III of this
Report......................................................     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     26
Item 3.   Legal Proceedings...........................................     27
Item 4.   Submission of Matters to a Vote of Security Holders.........     27

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     28
Item 6.   Selected Financial Data.....................................     29
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     48
Item 8.   Financial Statements and Supplementary Data.................     48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     48

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     49
Item 11.  Executive Compensation......................................     49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     49
Item 13.  Certain Relationships and Related Transactions..............     49

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     49
Exhibit Index.........................................................     52

FORWARD-LOOKING STATEMENTS

     You should not rely on forward-looking statements in this report or in the pages from our Proxy Statement incorporated by reference into this report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding the anticipated completion of transactions and our liquidity position that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward looking statements due to certain factors, including those discussed below in Item 7 and elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

BUSINESS

     Agilent Technologies is a global diversified technology company that provides enabling solutions to high growth markets within the communications, electronics, healthcare and life sciences industries. The Company has four primary businesses:

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

     - healthcare solutions, which provides patient monitoring, ultrasound imaging, cardiology products and systems and related services and supplies; and

     - chemical analysis, which provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation.

     On March 2, 1999, Hewlett-Packard announced a plan to create a separate company, subsequently named Agilent Technologies, Inc., that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure. Hewlett-Packard and we have entered into various agreements related to certain interim and ongoing relationships between the two companies. More information about the ongoing relationships with Hewlett-Packard is contained in Item 7 of this report.

     Our test and measurement and semiconductor businesses share focus on growth opportunities in the communications sector, while our healthcare and chemical analysis businesses share focus on growth opportunities in healthcare and life sciences. On November 17, 2000, Agilent announced that Koninklijke Philips Electronics, N.V. ("Philips") would acquire Agilent's healthcare solutions business, as more specifically discussed below under "Healthcare Solutions" and in Note 19, "Subsequent Events," to the consolidated financial statements included in Item 8 of this report.

     On October 13, 2000, we entered into a vendor financing agreement with The CIT Group, Inc. ("CIT") whereby CIT will provide equipment financing and leasing services to Agilent's customers on a global basis. CIT will be responsible for all operations, services and funding related to financing and leasing. Under the terms of the agreement, CIT established a wholly-owned subsidiary, Agilent Financial Services, Inc. ("AFS") and is offering financing products to our customers under this name. This arrangement is discussed below in Note 3, "Acquisitions and Dispositions," to the consolidated financial statements included in Item 8 of this report.

     We sell our products primarily through our direct sales force, but we also utilize distributors, resellers, telesales and electronic commerce. Of our total net revenue of $10.8 billion in the fiscal year ended October 31, 2000, we generated 44.2% in the United States and 55.8% internationally. As of October 31, 2000, we employed approximately 47,000 people worldwide. We have major research and development and manufacturing sites in California, Colorado, Delaware, Massachusetts, and Washington in the United States and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

     Our net revenue by business segment for each of the years ending October 31, 2000, 1999 and 1998 was:

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
                                                                 (IN MILLIONS)
Test and measurement....................................  $ 6,108    $4,082    $4,100
Semiconductor products..................................  $ 2,213    $1,722    $1,574
Healthcare solutions....................................  $ 1,412    $1,501    $1,340
Chemical analysis.......................................  $ 1,040    $1,026    $  938
                                                          -------    ------    ------
  Total net revenue.....................................  $10,773    $8,331    $7,952
                                                          =======    ======    ======

More financial information about the business segments is contained in Note 18, "Segment Information," of the consolidated financial statements included in Item 8 of this report. Hewlett-Packard accounted for 6.5% of our total net revenue in the fiscal year ended October 31, 2000, 10.0% in fiscal year 1999 and 8.8% in fiscal year 1998.

AGILENT TECHNOLOGIES LABORATORIES

     All of our businesses are supported by the technological expertise of Agilent Technologies Laboratories, one of the world's foremost industrial research and development organizations. Agilent Technologies Laboratories consists of those operations of Hewlett-Packard Laboratories that historically conducted basic research in our focus areas. Agilent Technologies Laboratories works with our businesses in design, development and manufacturing engineering, and substantially all of its development staff are aligned with the research and development teams in our individual businesses.

     Agilent Technologies Laboratories is located primarily in Palo Alto, California and employs approximately 500 people. Approximately half of the 300 technical professionals in Agilent Technologies Laboratories have doctoral degrees and over 75% have some form of advanced degree. On average, 80 patents have been issued annually to Agilent Technologies in recent years, based on inventions made in Agilent Technologies Laboratories.

TEST AND MEASUREMENT

     Our test and measurement business is a leader in providing test and measurement solutions to companies in the communications, electronics, semiconductor and related industries. We provide standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems. These solutions include test and measurement instruments and systems, automated test equipment, communications network monitoring, management, and optimization tools and software design tools and associated services. Our solutions are employed by a wide range of industries, including:

     - communications and network equipment manufacturers, including providers of fiber optic, wireless and wireline components, products and systems;

     - providers of communications services, including telecommunications, Internet and cellular service providers;

     - designers and manufacturers of semiconductor products, including microprocessors, memory devices, Application Specific Integrated Circuits ("ASICs"), radio frequency and microwave integrated circuits and other types of integrated circuits; and

     - designers and manufacturers of electronic equipment, including printed circuit board assemblies and electronic equipment, such as cellular handsets, personal computers and avionics equipment.

     Our test and measurement business employed approximately 21,100 people as of October 31, 2000. We serve customers in more than 110 countries and sell our products primarily through our direct sales force, as well as through resellers, distributors, telesales and electronic commerce. Our products are complemented by service and support offerings such as consulting, training, local solutions integration, and instrument calibration and repair. We have manufacturing and research and development facilities in Australia, Canada, China, Germany, Japan, Korea, Malaysia, Singapore, the United Kingdom and the United States. Our test and measurement business generated $6.1 billion in revenue in fiscal 2000 and $4.1 billion in both fiscal 1999 and 1998.

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

     We believe that in the last several years, producers of networking communications equipment have increased their use of contract manufacturers. Contract manufacturers require test solutions that are particularly well-suited for faster production and flexible for use in different applications. Recently, mobile phone and appliance producers have also begun to increase their use of contract manufacturers, including using contract manufacturers for functional test. This requires specialized test products and services to address the particular needs of these high-frequency products.

Electronic Equipment Manufacturers

     The electronics industry designs, develops and manufactures a wide range of products, including products produced in high volumes, such as computers, computer peripherals, electronic components, printed circuit assemblies and consumer electronics. These components and printed circuit assemblies may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by third-party contract manufacturers. For the development and timely commercialization of new technologies, original equipment manufacturers require state-of-the-art test instruments, systems and software design tools in order to design the products for efficient and cost-effective manufacturing and validate product performance in a variety of configurations and environments.

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

     Electronics manufacturing also requires standardized test instruments, system components and complete solutions. Aerospace and defense are important markets for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that following recent reductions in defense spending, defense purchasers are shifting from specialized test equipment to off-the-shelf test products and systems.

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

STRATEGY

     Our test and measurement business pursues the following strategies to extend our global leadership position as the communications and electronics industries shift to new business models and value chains.

ADDRESS THE NEEDS OF THE WIRELESS AND INTERNET COMMUNICATIONS MARKET

     Our greatest focus is on providing product leadership and application-focused solutions to high-growth markets where wireless, Internet and computing technologies are converging. We have targeted our test and measurement products and services to enable our customers in this high-growth segment to bring their new technologies to market.

IDENTIFY CUSTOMERS' BUSINESS AND TECHNOLOGY NEEDS, THEN LEVERAGE ACROSS THE VALUE CHAIN

     Agilent addresses the business and technology needs of players across the wireless and Internet communications value chain, from component manufacturers, network equipment manufacturers, and contract and design manufacturers to content providers, operators and service providers. A key success factor for this strategy is development of technologies and platforms that are reusable and leverageable, enabling us to deploy new solutions and systems faster.

SATISFY CUSTOMERS THROUGH OPERATIONAL EXCELLENCE

     A key component of our strategy is to make customer experience a competitive advantage by achieving operational excellence in three areas: sales and support experience, whether contact is via the web, email, by telephone or in person; global manufacturing and supply chain management so that customers will receive high-quality products, when they need them; and product generation.

FOCUS INTENTLY ON LEADING EDGE CUSTOMERS

     By engaging in collaborative, co-development relationships with wireless and Internet communications leaders such as Nokia, Ericsson and Motorola, component manufacturers such as Murata, contract manufacturers such as Solectron Corp., Flextronics International and SCI and service providers such as AT&T Wireless, Verizon Wireless, China Unicom and Vodaphone, we are developing solutions that support next generation technologies and enable these leaders to maximize their performance and continue to lead their industry.

BUILD A NEW GLOBAL CAPABILITY IN SOLUTIONS, SYSTEMS AND SERVICES

     Our strategy is to leverage the technologies, platforms and knowledge we acquire from growing our core product categories into application-focused solutions, world-class systems and high-value services. These programs will dramatically increase our growth potential by building on and strengthening our customer relationships as we move up the value chain; and by creating a services-based annuity stream that offsets capital equipment cycles.

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

     Broadband and Data Networks. Our Internet Advisor product line helps to troubleshoot high-speed local area networks, wide area networks and asynchronous transfer mode networks. We also provide cable television test equipment.

     Wireless Communications and Microwave. Our radio frequency and microwave test instruments assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems. Examples of our radio frequency and microwave products include network analyzers, spectrum analyzers and signal sources.

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

Electronics Design and Manufacturing Solutions

     General Purpose Instruments. General purpose instruments are used principally by engineers in research and development laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Examples of general purpose instruments include digitizing oscilloscopes, voltmeters and multimeters, frequency counters, bench and system power supplies, and function generators and waveform synthesizers.

     Modular Instruments and Test Software. Our modular instruments and test software, including instruments incorporating the VXI bus and modular measurement system software, is used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices.

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

     Automated In-Circuit Testing. Our in-circuit testers use a probe fixture which makes electrical contact with the circuit board and enables electrical measurements.

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

Semiconductor Automated Test Equipment

     We produce semiconductor test equipment to perform electrical and functional testing of the operation of memory, logic, mixed signal, systems-on-a-chip, and radio frequency integrated circuits. Our parametric test instruments and systems combine hardware technology and customizable system software, and are used to examine semiconductor wafers during the semiconductor manufacturing process. Our product development efforts are targeted at leading edge technologies, such as systems-on-a-chip and high-speed memory products.

     Our semiconductor test products test a variety of different circuit types. These devices are usually tested after final assembly, but the testing of some devices is most effective immediately after the production of the silicon wafer, when the wafers are sorted. We believe we are the industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are critical for use in digital cameras, cellular phones, personal digital assistants and storage of portable digital audio files. Our flash memory test products can test as many as 36 devices in parallel, greatly improving test throughput and lowering test costs for our customers.

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

     A representative list of the customers of our test and measurement business follows:

    Alcatel Alsthom               Intel Corporation             Nokia
    ASE Test                      LG Group                      Qualcomm, Inc.
    AT&T                          Lockheed Martin Corporation   Samsung Electronics Co., Ltd.
    Bell Canada Enterprises,      Lucent                        Siemens
    Inc.                          Matsushita Electric           Solectron Corporation
      (Nortel Networks            Industrial                    Sprint
    Corporation)                  Co., Ltd.                     THOMSON Multimedia, S.A.
    The Boeing Company            Mitsubishi Electronics        Toshiba Corporation
    Ericsson                      America,   Inc.               Tyco International Ltd.
    Fujitsu Limited               Motorola                      United States Air Force
    General Electric              NEC Corporation               U S WEST, Inc.
    General Motors Corporation    Nippon Telephone & Telegraph
    Hitachi, Ltd.                   Corporation
    IBM

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

     Our direct sales force consists of field engineers and systems engineers who often hold advanced degrees and who have in-depth knowledge of the customers' business and technology needs. Some of our field engineers are account managers for our large accounts, and enhance our understanding of the future needs of these customers. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions. We also use value-added resellers to address specific market segments.

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

     We sell our products in several industries that are characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to properly identify customer needs, price our products competitively, innovate and develop new technologies and applications, successfully commercialize new technologies in a timely manner, manufacture and deliver our products in sufficient volumes on time, and differentiate our offerings from our competitors' offerings.

SEMICONDUCTOR PRODUCTS

     Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking, wireless, and imaging markets.

     We believe we are the leading provider of:

     - fiber optic communications transceiver (transmitter/receiver) modules used for high speed data communications;

     - integrated circuits for storage area networks based on the Fibre Channel protocol, a protocol for communications among storage area networks;

     - infrared components for data communications (IrDA);

     - Light emitting diodes (LEDs) and displays;

     - ASICs to Hewlett-Packard for its scanners and printers; and

     - CMOS image sensors used to capture images in digital cameras and as position sensors in computer mice.

     As of October 31, 2000, our semiconductor products business had approximately 10,200 employees worldwide. We have eleven major design centers and eight manufacturing sites around the world. Our semiconductor products business generated revenue of $2.2 billion in fiscal year 2000, $1.7 billion in fiscal year 1999 and $1.6 billion in fiscal year 1998.

MARKETS

     Our semiconductor products business serves two markets:

     - communications (its primary focus); and

     - computing.

Communications

     High-Speed Networking. The advent of the Internet as a communications medium has dramatically increased business and consumer demand for high-speed, reliable access to data and, as a result, has placed considerable stress on existing communications networks. In data communications, speed is measured in the number of bits of data per second that can be transmitted across the network. Fiber optic cables can carry very large amounts of data in a small space and are immune to electrical and magnetic interference.

     We are a major supplier of fiber optic transceivers, which convert digital data into light signals for transmission, and convert light signals back into digital form on the receiving end of the communication. We market fiber optic transceivers for both short-range, local area network applications and long-range, wide area network applications to major telecommunications and data networking equipment vendors such as Alcatel, Cisco Systems, Lucent and Nortel. In addition, we supply high reliability solid-state lasers to major telecommunications companies for ultra-long-distance applications. We are also a major supplier of physical layer integrated circuits for high-speed networking applications, which prepare data for transmission across fiber networks.

     Storage Area Networking. As the volume of data that is being transmitted, processed and stored in networked environments has increased, the market for storage area network equipment, which connects computers and storage devices, has grown dramatically. The increase in data transmission speeds across networks has created a demand for high-speed and high-performance storage-to-server and server-to-server connectivity. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, was developed to meet this growing demand. Fibre Channel supports the transfer of large amounts of data within storage area networks at speeds of one gigabit per second and greater and provides high transmission reliability. We supply a broad range of integrated circuits, fiber optic components and systems to manufacturers of storage area network systems utilizing the Fibre Channel protocol, such as Compaq, EMC Corporation, Hitachi and NEC. We are aggressively pursuing new standards in the storage networking area as they emerge. We have shown early technology demonstrations of both the InfiniBand and IP SAN standards, and plan to have products for both technologies as the market requires them.

     Wireless Communications. Worldwide subscriber growth for wireless communications has been increasing rapidly in recent years. The Strategis Group anticipates that the worldwide market for cellular services will increase to approximately 650 million subscribers by 2002 from approximately 300 million subscribers in 1998. In addition, we supply a wide range of radio frequency and microwave integrated circuits and devices to mobile telephone manufacturers and vendors of equipment for the mobile telephone infrastructure to meet this increasing demand. We supply infrared and radio frequency devices and modules for short-range, point-to-point wireless communications to manufacturers of computers, printers and consumer electronics products, such as mobile telephones, digital cameras, personal digital assistants and pagers.

     Imaging. Increasingly, images are used to enhance the content and context of communications. Agilent's CMOS image sensors are used in high-volume digital cameras to capture images and convert them to digital files. We have produced over 15 million devices for cameras and for optical mice. Optical mice use Agilent image sensors to take approximately 1500 pictures per second and compare them sequentially to determine movement of the mouse.

Computing

     We are the largest supplier to Hewlett-Packard of ASICs for printers, workstations and servers. ASICs are semiconductors that are designed for a unique, customer-specified application and typically replace a number of discrete components resulting in improved performance, lower cost and high reliability. We are also a world leader in LEDs, optocouplers, and motion control devices for a variety of industrial and commercial products.

STRATEGY

     To service the needs of our customers in the communications and computer industries, the semiconductor products business pursues the following strategies:

Apply our Broad Technology Base to Capture Demand for Higher-speed and Mobile Data Transmission

     High-speed communications solutions will increasingly require strength in analog (optoelectronic or wireless), mixed-signal and digital integrated circuit technologies. The semiconductor products business offers technology strength in all these areas to develop and produce highly integrated solutions for next generation networking, wireless and imaging systems.

Continue to be Hewlett-Packard's Leading Supplier of ASICs

     We are focused on reducing the costs and improving the performance of the ASICs we provide to Hewlett-Packard by pursuing higher levels of device integration and employing advanced process technology. We have also begun to increase sales of ASICs to purchasers other than Hewlett-Packard, in areas other than workstations, servers and printers, particularly in the networking area.

Take Advantage of Technology Partnerships

     We intend to continue to enter into strategic technology partnerships to gain access to intellectual property and advanced semiconductor manufacturing process technology.

PRODUCTS

     Our major product areas include:

Fiber Optics

     We market optical transceivers, transmitters and receivers for high-speed local area network applications from 10 megabits per second to one gigabit per second and higher, and wide area network applications at up to 2.5 gigabits per second. We also produce solid-state lasers.

High-Speed Network Input-Output Circuits

     We produce physical layer integrated circuits for high speed network switches and routers, devices that direct network traffic. We produce Fibre Channel protocol-based integrated circuits and subsystems for storage area networks.

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

Infrared Emitters, Detectors and Transceiver Modules

     We produce a full line of infrared products that enable short range, point-to-point wireless communication between portable and stationary devices, including notebook personal computers, cellular phones, personal digital assistants and digital cameras.

ASICs

     We provide graphics chips, core electronics chipsets that surround central processing units and microprocessors for Hewlett-Packard's workstations and servers.

Optical Image Sensors and Optical Position Sensors

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

Lighting Joint Venture

     Pursuant to a global joint venture with Philips Electronics, we develop, manufacture and sell LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination, and white LEDs for both indoor and outdoor applications.

CUSTOMERS

     We sell to a broad array of customers in the communications and computing industries. We sell to original equipment manufacturers directly, as well as contract manufacturers including Celestica, Jabil Circuit, SCI Systems and Solectron. Our top customers by product line, including customers purchasing through contract manufacturers and distributors, include the following:

          FIBER OPTICS            HIGH-SPEED NETWORKING COMPONENTS      WIRELESS
          ------------            --------------------------------      --------
Alcatel                           Cisco Systems                     Alcatel
Allied Telesyn International      Compaq Computer Corporation       Ericsson
  Corp
Cabletron Systems, Inc.           Data General                      Hyundai
Cisco Systems                     EMC                               Lucent
FORE Systems, Inc.                Hewlett-Packard                   Motorola
IBM                               Hitachi                           Nokia
Lucent                            IBM                               Nortel
Motorola                          Interphase Corporation            Qualcomm
Nortel                            NEC                               Samsung
Tellabs, Inc.                     3Com Corporation                  Siemens
3Com Corporation
Tyco

     Our semiconductor technology licensing and supply arrangements with Hewlett-Packard limit our ability to sell to other companies. Through sales of ASICs, storage area networking components, motion-control products and microprocessors, Hewlett-Packard accounted for approximately 30% of our semiconductor products revenue in fiscal year 2000, approximately 37% in fiscal year 1999, and approximately 34% in fiscal year 1998.

SALES, MARKETING AND SUPPORT

     Our semiconductor sales organization consists of nearly 400 professionals, and is divided into four groups. These groups have responsibilities for large, global accounts and three regional areas: the Americas, Europe and Asia Pacific. We also have a direct sales team that has several years of experience in servicing our customer relationship with Hewlett-Packard. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer's organization. In addition to our direct sales force, we generate approximately 25% of our revenue through our relationships with key electronic distributors, such as Arrow Electronics, Inc. and Avnet, Inc. on a worldwide basis, EBV Electronik GmbH/ Wyle Electronics in Europe and North America, Future Electronics, Inc. in Europe and North America, and Ryoyo Electro Singapore PTE, Ltd. and Tokyo Electric Power Company in Japan. We have also recently focused a sales effort to major contract manufacturers such as Celestica, Jabil, SCI and Solectron.

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

COMPETITION

     The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends on a number of factors, including:

     - product reliability and performance in operation;

     - price;

     - power consumption;

     - compliance with standards;

     - product size and integration; and

     - time to market

     In the fiber-optic products market, our principal competitors are Tyco, Lucent and Infineon. In the market for high-speed network components, our principal competitors are Emulex Corporation, LSI Logic Corporation, QLogic Corporation and Vitesse Semiconductor Corporation. Our principal competitors in wireless communications are Motorola, NEC and Infineon. In the market for infrared products, our principal competitors are Vishay Intertechnology, Inc. and IBM. We compete with companies including LSI, IBM, Mitsubishi, Motorola and NEC in the production of integrated circuits. Principal competitors in our LED businesses include Lite-on, Inc., Stanley Electronic Co., Ltd., Infineon and Toshiba.

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

     We market our products to professionals and institutions in more than 100 countries. We have sales offices in 33 countries and manufacturing sites in California, Massachusetts and Washington in the United States, China and Germany. As of October 31, 2000, the healthcare solutions business had approximately 5,000 employees worldwide. Our healthcare solutions business generated revenue of $1.4 billion in fiscal year 2000, $1.5 billion in fiscal year 1999, and $1.3 billion in fiscal year 1998.

     Agilent has recently signed an agreement with Philips to sell its healthcare solutions business unit. The deal is expected to close in the first half of 2001 after all the legal, regulatory and government requirements, and other closing conditions, have been met. At that time, the business unit will become part of Philips. Until then, the Healthcare solutions business and Philips will operate independently and there will be no changes in operations or in customer relationships.

MARKETS

     The principal markets in which we participate are:

     - patient monitoring;

     - ultrasound imaging; and

     - external defibrillator and cardiology products.

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

     Patient monitoring equipment and services are also used in non-critical care environments, as providers seek to reduce costs. These non-critical care areas, which include non-intensive-care areas of hospitals, outpatient care facilities and patients' homes, are expected to provide significant growth opportunities for patient monitoring markets in the future.

Ultrasound Imaging

     Ultrasound imaging systems enable medical professionals to view multiple parts of the human anatomy with high-resolution images that are produced non-invasively from sound waves. The ultrasound imaging equipment market includes cardiovascular, radiology, obstetrical and general imaging equipment. Within ultrasound imaging, our principal targeted market is cardiology ultrasound imaging. Frost & Sullivan estimates that the global market for cardiology ultrasound imaging equipment was approximately $768 million in 1998 and forecasts the cardiovascular imaging segment to grow at an annual rate of approximately 6.8% over the next five years.

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

Target Medical Care Beyond the Hospital

     The growth in outpatient services has increased demand for products that can enable nurses, other clinicians and nonmedical professionals to provide care outside of the hospital. We are also delivering cost-effective diagnostic and therapeutic tools, which can decrease the cost of diagnosing and monitoring patients. These tools are targeted at smaller hospitals, mobile clinics and private offices.

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

Take Advantage of the Rapid Adoption of Information Technology, the Internet and Industry Standards

     We are working with medical professionals to deploy Internet-based communication systems that link medical professionals and patients. We are also currently leading several industry-wide efforts to create and promulgate standards for communication and interoperability among disparate healthcare systems.

Develop Point-of-Care Technologies

     We intend to continue to enhance our patient monitoring capabilities by developing alliances with other companies. These companies' biochemical sensors, when integrated into our monitoring platforms, enable time-sensitive measurements to be made quickly and accurately at a patient's bedside for faster diagnosis and therapeutic intervention.

Focus on the Management and Treatment of Chronic Illnesses

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

     Our Agilent Information Center provides advanced real-time, patient data analysis and surveillance solutions offering data at a central station. Our CareVue clinical information system captures, stores and makes available data that can be configured for comprehensive reports, and CareVue enables multiple caregivers to analyze patient data.

Ultrasound Imaging

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

     Our proprietary transducers enable the ultrasound system to optimize image detail and penetration without making the operator switch transducers. Our proprietary Acoustic Quantification, which automatically measures critical characteristics of the beating heart, eliminates time-consuming manual measurements.

     We have developed EnConcert, which consists of a series of software applications running on personal computer hardware. EnConcert allows clinicians to review, measure, manage and archive images, reports and patient data related to their ultrasound exams.

Cardiology Products

     We develop and manufacture external defibrillators, electrocardiographs and electrocardiogram information management systems. We produce both manual and automatic external defibrillators, designed for both hospital and out-of-hospital use. Our ForeRunner automatic external defibrillator is a portable defibrillator that is used by nonmedical professionals to deliver on-site defibrillation following a cardiac event. Our electrocardiographs monitor the characteristics of the heart's electrical activity to enable cardiology professionals to provide accurate diagnoses and deliver care for cardiac patients.

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

     A representative list of customers of our healthcare solutions business follows:

    Adventist Health System-      Hawaiian Electric Utility     Scripps Memorial Health
      Sunbelt                     Intermountain Health Care       System
    Advocate Health Care          International Military        Sisters of Providence (WA)
    American Airlines             Johnson & Johnson             St. John's Health System
    AKH Wien, Vienna              Kaiser Foundation Hospitals   St. Joseph Health System (CA)
    Assistance Publique --        Mayo Foundation               Stanford Healthcare Services
      Hospitaux De Paris          Medical Center, Cairo, Egypt  Sun Microsystems
    Baptist Health System of      Memorial Healthcare Systems   Sutter Health California
      South Florida               Nebraska Methodist Health     Healthcare Systems
    Catholic Healthcare West        System                      Tenet Healthcare Corporation
    Cisco                         The Methodist Hospitals,      Tri-State Health Initiative
    Columbia/HCA Healthcare       Inc.                          Tokyo General Hospital
      Corporation                 Mount Sinai Health System     United States Government
    General Growth Properties     New York Health Hospital
    General Motors                Promedica Health System
                                  Quorum Health Group, Inc.

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

COMPETITION

     The markets we address are highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of our medical products and services markets. Our ability to compete effectively depends upon a number of factors, including our ability to

     - provide a complete set of high quality products for our customers;

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

GOVERNMENT REGULATION

     The products developed and marketed by our healthcare solutions business are subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following product activities: design and development, testing, including animal and human studies, labeling, premarket clearance or approval, manufacturing, storage, advertising and promotion, and sales and distribution.

     In the United States, medical devices are classified on the basis of controls deemed necessary to ensure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, premarket notification, and adherence to the FDA's Quality System Regulations, which incorporate current good manufacturing practices that are applicable to medical devices. Class II devices are subject to general and special controls. Special controls may include performance standards, postmarket surveillance, patient registries and FDA guidelines. Most class III devices are controlled through the premarket approval process to ensure their safety and effectiveness.

     Prior to commercialization, premarket notification clearance generally must be obtained for class I and II devices as well as certain class III devices for which the FDA has not called for premarket approval ("Pre-Amendent" Class III devises. For other class III devices, a premarket approval application is required and must be supported by valid scientific evidence to demonstrate their safety and effectiveness. The notification or application typically includes results of bench and laboratory tests, when appropriate, results of animal tests and clinical studies, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling and advertising literature.

     Most medical devices marketed by the Agilent healthcare solutions business are class II or "Pre-Amendment" class III devices, which currently require only premarket clearance. The Agilent healthcare solutions business does not market any class III device requiring premarket approval in the United States, but it may do so in the future or the FDA may require by regulation that premarket approval applications be submitted for our existing "Pre-Amendment" class III devices.

     Once clearance or approval is obtained, FDA oversight continues. We are required to demonstrate and maintain compliance with the Quality System Regulations for all our products. The FDA enforces the Quality System Regulations through periodic inspections of our manufacturing operations and those of our contract manufacturers. The Quality System Regulations relate to product design, manufacture, testing and quality assurance, as well as to the maintenance of records and documentation. We are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as on product malfunctions that could contribute to death or serious injury. The FDA also restricts the promotion of products for unapproved or off-label uses.

     If the FDA believes we are not in compliance with the Federal Food, Drug and Cosmetic Act or its regulations it can detain or seize our products, order or request a recall, seek an injunction against future violations, assess civil penalties against us, and initiate criminal proceedings against us.

     Compliance with other regulatory requirements is necessary to market our medical devices outside the United States. These regulations vary from country to country.

CHEMICAL ANALYSIS

     Our chemical analysis business provides instrument systems that enable customers to identify, quantify, analyze and test the atomic, molecular, physical and biological properties of substances and products. Our chemical and life sciences analysis products and services are used by scientists, engineers and technicians working in disease and drug discovery, research and development, quality assurance, quality control and manufacturing.

     Our four main product lines are chromatography, spectroscopy, bio-instrumentation and related consumables. We also provide service and customer support for our products.

     We employed approximately 3,700 people as of October 31, 2000 in our chemical and life sciences analysis business. We have manufacturing and product development centers in China, Germany, Japan and the United States and marketing centers in Germany, the United States, and Singapore. Our chemical and life sciences analysis business generated revenue of $1.1 billion in fiscal year 2000, $1.0 billion in fiscal year 1999, and $938 million in fiscal year 1998.

MARKETS

     Strategic Directions International estimates that in 1998, worldwide revenue in the analytical instrumentation market totaled approximately $15.9 billion. According to Strategic Directions International, growth of the overall analytical instrumentation market between 1998 and 2001 is expected to be approximately 8% annually. We estimate that our market represents approximately 30% of the total available analytical instrumentation market that we serve. Primarily, our chemical analysis business serves the following markets:

     - hydrocarbon processing;

     - environmental; and

     - pharmaceutical and biopharmaceutical.

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

Environmental

     We develop and market analytical instrumentation for the environmental market for applications such as laboratory and field analysis and characterization of chemical pollutants in air, water, soils, solid waste, agriculture and food products. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories, colleges and universities. We believe there will be more demand for environmental instrumentation in the Asia-Pacific, Latin America and Eastern Europe regions, as these regions implement new and stricter environmental regulations.

Pharmaceutical and Biopharmaceutical

     Our analytical and life sciences-instrument solutions are used by pharmaceutical and biopharmaceutical companies in every phase of the drug development process. This includes research into the basic causes of disease, identification and development of new drugs, obtaining regulatory approval, manufacturing and distribution. Strategic Directions International estimates that these companies will spend approximately $3.8 billion on analytical instrumentation in 2002.

STRATEGY

     In order to maintain our leading position in the analytical instrumentation market, our strategy is as follows:

Target high-growth opportunities in the pharmaceutical and biopharmaceutical markets

     In fiscal year 2000, we formed a new Life Sciences Business Unit to address opportunities in the pharmaceutical market. Through our strategic relationship with Caliper Technologies, we have developed instrumentation that enables chemical analysis procedures to be performed within the Caliper LabChip device. We have recently begun marketing the LabChip device, which uses a technology called microfluidics to manipulate minute quantities of various fluids.

     We will continue to focus resources on the development of bio-instrumentation that increases understanding of the genetic cause of diseases in order to speed the development and increase the efficacy of new drugs.

Focus on growth opportunities in current markets

     To address emerging markets in the Asia-Pacific, Latin America and Eastern Europe regions, we are broadening our worldwide distribution capabilities and developing less complex instrumentation with lower prices. Additionally, in order to differentiate our product offerings and increase our market share in developed markets, we intend to continue to grow our portfolio of services and consumable products, enabling us to offer our customers more complete solutions. Finally, we continue to develop gas chromatography and mass spectroscopy products that are smaller and more portable to meet increasing demand for use of these instruments outside of centralized laboratories.

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

Leverage strategic relationships and alliances

     We intend to build strategic relationships to enable us to develop products and services that complement existing technologies and products in our target markets. For example, through our relationship with Caliper Technologies, we are conducting joint research and development in microfluidics.

     In addition, through our strategic alliances, we develop instruments that work with our partners' products, enabling us to offer our customers a broader range of products and solutions.

PRODUCTS

     A key factor in our target markets is the need for new products that increase productivity of the end customer. Our chemical and life sciences analysis products, systems and services enable our customers to analyze water, air and soil for monitoring and remediation; to understand the properties of natural and man-made gases, liquids and chemically-based products; and to advance knowledge of the genetic basis of disease and enable the development, testing and use of new drugs. Our four main product lines, chromatography, spectroscopy, bio-instrumentation and related consumables, are described below.

Gas Chromatography

     We produce gas chromatography systems, both portable and otherwise. Gas chromatographs are used to separate molecules of a gaseous mixture to determine the quantity and identity of the molecules present. A gas chromatograph can analyze gas samples as well as solids and liquids that can be converted to a gaseous state. Most gas chromatographs have the approximate size and appearance of a large microwave oven.

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

Bio-Instrumentation

     In December 1999 we announced the launch of a DNA microarray program for the life sciences that incorporates technologies from both Rosetta Inpharmatics and OGT, among others. This program is intended to enable researchers to access gene expression information. In addition, our GeneArray system allows a researcher to use GeneChip arrays designed by Affymetrix to enable high-speed detection and characterization of large amounts of genetic information.

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

CUSTOMERS

     We sell our products and services to a broad array of customers in each of the markets we serve. Our top customers by market segment are the following:

 HYDROCARBON PROCESSING           ENVIRONMENTAL                PHARMACEUTICAL
 ----------------------           -------------                --------------
Du Pont De Nemours Co E.I  U.S. Federal Government       Merck & Co., Inc
Bayer AG                   Government of Korea           Roche Holdings, Inc
Basf AG                    United States Army            AstraZeneca PLC
Monsanto Company           US Department of Agriculture  Aventis S.A.
Dow Chemical Co.           Government of Australia       Glaxo Wellcome PLC
Boehringer Ingelheim       State of California           Novartis AG
Exxon Corporation          State of Georgia              SmithKline Beecham PLC
Akzo                       State of Texas                Johnson & Johnson
                                                         Pfizer, Inc.
                                                         American Home Products

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

COMPETITION

     The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors include Perkin Elmer Corp., Applied Biosystems, Inc., Shimadzu Corporation, Thermo Electron, Inc. and Waters.

     Our ability to compete effectively depends upon a number of factors including our ability to:

     - produce high-quality and reliable products;

     - introduce new technologies and products in a timely manner;

     - provide favorable overall cost of ownership; and

     - provide product and service solutions that complement and support our main product lines.

GOVERNMENT REGULATION

     The chemical analysis product and related consumables marketed by our chemical and life sciences analysis business are subject to regulation in the United States by the Environmental Protection Agency under the Toxic Substances Control Act, and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by Environmental Protection Agency for its effect on health and safety, and placed on an Environmental Protection Agency inventory of chemical substances. In addition, our chemical analysis products are used in the drug design and production processes to test compliance with the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act and similar regulations. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the Environmental Protection Agency can obtain an order from a court that would prohibit the further distribution or marketing of a product that contains a chemical that is out of compliance or we could face fines, civil penalties or criminal prosecution.

BACKLOG

     Agilent believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from our shelf inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support businesses. Therefore, we believe that backlog information is not material to an understanding of our business.

RESEARCH AND DEVELOPMENT

     We sell our products in several industries that are characterized by rapid technology changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services are likely to become technologically obsolete over time, in which case revenue and operating results would suffer. There can be no assurance that such new products and services, if and when introduced, will achieve market acceptance. After the products and services are developed, we must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

     Research and development expenditures were $1,258 million in fiscal year 2000, $997 million in fiscal year 1999, and $948 million in fiscal year 1998. We anticipate that we will continue to have significant research and development expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

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

INTERNATIONAL OPERATIONS

     Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 55.8% in fiscal year 2000, 55.2% in fiscal year 1999, and 54.4% in fiscal year 1998, the majority of which was from customers other than foreign governments. Approximately 19% of our international revenue in the last three years was derived from Japan.

     Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we make certain sales in international markets directly from the United States.

     Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the United States dollar and may also become subject to interest rate risk inherent in any debt, investment and finance receivable portfolios we incur.

     We do a portion of our businesses in Korea and Japan, which have been subject to increased economic instability in recent years. The recurrence of weakness in these economies or weakness in other international economies could have a significant negative effect on our future operating results. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 18, "Segment Information," of the consolidated financial statements included in Item 8 of this report.

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

ENVIRONMENTAL

     Our research and development, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our Company may not require our Company to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. These laws are gradually becoming more stringent and may in the future cause us to incur significant expenditures.

     Some of our operations are located on properties that are known to have subsurface contamination that is undergoing remediation by Hewlett-Packard. Hewlett-Packard has agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we expect that Hewlett-Packard will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with Hewlett-Packard, Hewlett-Packard will have access to these properties to perform the remediation. Hewlett-Packard has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unreimbursed costs associated with the remediation. Remediation could also harm on-site operations and the future use and value of the properties.

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

     We are liable and are indemnifying Hewlett-Packard for any contamination found at all facilities transferred to us by Hewlett-Packard excluding the properties undergoing remediation. In addition, we are indemnifying Hewlett-Packard for any liability associated with past non-compliance with environmental laws regulating ongoing operations at all properties transferred to us by Hewlett-Packard, as well as at sold or discontinued businesses that related to our businesses. While we are not aware of any material liabilities associated with such indemnified matters, there is no guarantee that such contamination or regulatory non-compliance does not exist, and will not expose us to material liability in the future.

     We are being indemnified by Hewlett-Packard with respect to all environmental liabilities for which Hewlett-Packard accrued a reserve and we are not aware of any material and probable environmental liabilities being assumed by us which are not subject to the indemnity.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of our executive officers, and their ages, titles and biographies as of December 26, 2000, appear below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

     Edward W. Barnholt, 57, Mr. Barnholt has served as our President and Chief Executive Officer and as a director since May 1999. Before being named our Chief Executive Officer, Mr. Barnholt served as General Manager of Hewlett-Packard's Measurement Organization from 1998 to 1999, which included Hewlett-Packard's Electronic Instruments Group, the Microwave and Communications Group, the Communications Test Solutions Group, the Automated Test Group, the Chemical Analysis Group, the Components Group and the Medical Products Group. From 1990 to 1998, he served as General Manager of Hewlett-Packard's Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

     Byron Anderson, 57, has served as our Senior Vice President, Electronic Products and Solutions since August 1999. Prior to assuming that position, Mr. Anderson served as a vice president of Hewlett-Packard since November 1995 and General Manager of the Microwave and Communications Group since September 1997. In January 1991, Mr. Anderson was named General Manager of Hewlett-Packard's Communications Test Business Unit, which became the Test Solutions Group in 1994.

     Alain Couder, 54, Mr. Couder has served as our Executive Vice President and Chief Operating Officer since February 2000. Prior to assuming this position, Mr. Couder served as President, Chairman and Chief Executive Officer at Packard Bell NEC from 1998 to 2000. Prior to joining Packard Bell NEC, Mr. Couder held several management positions from 1991 through 1998, including Chief Operating Officer in 1997 with Groupe Bull. From 1984 to 1991, Mr. Couder was a General Manager in the computer business at Hewlett-Packard Company in the United States and France.

     William R. Hahn, 49, has served as our Senior Vice President, Communications and Marketing since August 1999. Since October 1997, Mr. Hahn served as the Sector Controller of Hewlett-Packard's Measurement Organization. From September 1995 to October 1997, he served as Operations Manager for Hewlett-Packard's interactive broadband program. From May 1993 to September 1995, Mr. Hahn served as Vice President of Finance and Manufacturing and Chief Financial Officer at Aspect Communications.

     Jean M. Halloran, 48, has served as our Senior Vice President, Human Resources since August 1999. Since 1997, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as personnel manager for Hewlett-Packard's Measurement Systems Organization. From 1990 to 1993, she acted as group Personnel Manager for Hewlett-Packard's Medical Products Group. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

     Dorothy D. Hayes, 50, has served as our Vice President and Controller since August 1999. Prior to assuming that position, since October 1989, Ms. Hayes held a number of positions at Hewlett-Packard. She served as Transition General Manager from March to July 1999, Director of Internal Audit from July 1997 to June 1999, Measurement Systems Organization Controller from February 1994 to July 1997, Components Group Controller from September 1993 to February 1996 and Corporate Financial Reporting Manager from October 1989 to September 1993.

     Richard D. Kniss, 60, has served as our Senior Vice President, Chemical Analysis Group since August 1999. Prior to assuming that position, since May 1995, Mr. Kniss was General Manager of Hewlett-Packard's Chemical Analysis Group and was named a Vice President of Hewlett-Packard in June 1997. He served as General Manager of the Optical Communication Division from 1984 to 1995.

     D. Craig Nordlund, 51, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999. He is the immediate past Chairman of the National American Society of Corporate Secretaries organization and serves on the boards of the American Corporate Counsel Association, the American Society of Corporate Secretaries, and the HP Employees Federal Credit Union.

     Stephen H. Rusckowski, 43, has served as our Senior Vice President, Healthcare Solutions since October 1999. Prior to assuming that position, Mr. Rusckowski held a number of positions at Hewlett-Packard. He served as General Manager of the Cardiology Products Division from 1997 to 1999, General Manager of the Healthcare Information Management Division from 1996 to 1997 and General Manager of the Clinical Information Systems Division from 1994 to 1995. Mr. Rusckowski joined Hewlett-Packard in 1984.

     Thomas A. Saponas, 51, has served as our Senior Vice President and Chief Technology Officer since August 1999. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C.

     John E. Scruggs, 59, has served as our Senior Vice President, Automated Test since August 1999. Prior to assuming that position, since January 1992, Mr. Scruggs was General Manager of the Automated Test Group of Hewlett-Packard within the Test and Measurement Organization. He was elected a Vice President of Hewlett-Packard in November 1996.

     William P. Sullivan, 51, has served as our Senior Vice President, Semiconductor Products since August 1999. Prior to assuming that position, since February 1998, he served as Vice President and General Manager of Hewlett-Packard's Components Group. In 1997, Mr. Sullivan became General Manager of the Communication Semiconductor Solutions Division. From 1995 to 1997, he was General Manager of the Optical Communication Division. From April 1991 to February 1995, Mr. Sullivan served as Research and Development Manager for the Optical Communication Division.

     Robert R. Walker, 50, has served as our Executive Vice President and Chief Financial Officer since May 2000, and as our Senior Vice President and Chief Financial Officer since May 1999. During 1997 and 1998, Mr. Walker served as Vice President and General Manager of Hewlett-Packard's Professional Services Business Unit. From 1993 to 1997, he led Hewlett-Packard's information systems function. He became Chief Information Officer in 1995 and served in that position until 1997. Mr. Walker was named a Vice President of Hewlett-Packard in 1995. From 1975 to 1993, Mr. Walker held a variety of financial positions in Hewlett-Packard.

     Thomas White, 43, has served as our Senior Vice President, Communications Solutions since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of the Computer Peripherals Bristol Division and, in 1994, he served as General Manager for the Telecommunications Systems Division, South Queensferry, Scotland.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located in Palo Alto, California. We operate Agilent Technologies Laboratories in Palo Alto, California, and we also have 35 manufacturing sites, including eleven primary sites. Of the primary sites, five are located in the United States, and an additional six sites are located in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

                       SITE                             MAJOR ACTIVITY          OWNED/LEASED
                       ----                             --------------          ------------
Palo Alto, CA -- Corporate Headquarters...........  Corporate                 Owned
                                                    Administration
Palo Alto, CA -- Agilent Laboratories.............  Research & Development    Owned
Santa Clara, San Jose and Newark, CA..............  Manufacturing             Primarily Owned
Loveland, CO......................................  Manufacturing             Primarily Owned
Wilmington, DE (Little Falls Area)................  Manufacturing             Primarily Owned
Andover, MA.......................................  Manufacturing             Owned
Spokane, WA.......................................  Manufacturing             Primarily Owned
Qingdao, China....................................  Manufacturing             Leased
Boeblingen, Germany...............................  Manufacturing             Primarily Leased
Hachioji, Japan...................................  Manufacturing             Owned
Penang, Malaysia..................................  Manufacturing             Owned
Singapore.........................................  Manufacturing             Leased
South Queensferry, United Kingdom.................  Manufacturing             Primarily Owned

     As of December 31, 2000, we owned or leased a total of approximately 196 million square feet of space worldwide. Agilent's sales and support occupy a total of approximately 62.4 million square feet. Of that, we own approximately
9.3 million square feet and lease the remaining 53.1 million. Agilent's manufacturing plants, research and development facilities and warehouse and administrative facilities occupy approximately 133.5 million square feet of space. Of that, approximately 92.1 million square feet was owned and the remaining 41.4 million was leased. Information about each of our businesses appears below:

     Test and Measurement. Our test and measurement business has manufacturing and research and development facilities in Australia, Canada, China, Germany, Japan, Korea, Malaysia, Singapore, the United Kingdom and the United States, and marketing centers in Hong Kong, the Netherlands, Japan and the United States, and sales offices throughout the world.

     Semiconductor Products. Our semiconductor products business operates eight manufacturing sites located in California and Colorado in the United States, Malaysia, Singapore and the United Kingdom. The majority of our silicon and gallium arsenide wafer fabrication is done in the United States and Singapore, while our assembly and test operations are in Malaysia, Singapore and the United Kingdom. We have a research and development facility in Italy. We have regional sales and customer support centers in Germany, Hong Kong, Japan, Singapore, the United Kingdom and the United States, and sales offices throughout the world.

     Healthcare Solutions. Our healthcare solutions business has five manufacturing locations sited in California, Massachusetts and Washington in the United States, China and Germany. We have marketing centers in Hong Kong, Japan, Germany, California and Massachusetts, and sales offices throughout the world. We have a development facility in Pennsylvania.

     Chemical Analysis. Our chemical analysis business has manufacturing facilities in California and Delaware in the United States, China, Germany and Japan. We have marketing centers in Germany, the United States and Singapore, and sales offices throughout the world.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 2000, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Our common stock is listed on the New York Stock Exchange with the ticker symbol "A." Trading in our common stock began on November 18, 1999; as a result, there was no historical stock price data for our 1999 fiscal year. For the 2000 fiscal year, the New York Stock Exchange reported the high and low prices per quarter as follows:

                                     QUARTER 1    QUARTER 2    QUARTER 3    QUARTER 4
                                     ---------    ---------    ---------    ---------
High...............................   $79 1/4       $159        $100 3/4    $      63
Low................................   $   40        $ 71        $40 3/4     $38 13/16

     As of December 26, 2000, there were 85,921 stockholders of record of common stock. The closing share price for Agilent common stock on December 26, 2000, as reported by the New York Stock Exchange, was $53.50. On November 23, 1999, we paid Hewlett-Packard a dividend of the net proceeds of our initial public offering of $2.1 billion. We currently intend to retain any future earnings to fund the development and growth of our business and, going forward, we do not anticipate paying any cash dividends in the foreseeable future.

     We completed our initial public offering in November 1999. We registered and sold shares of our common stock, par value $0.01 per share. The registration statement under the Securities Act (Reg. No. 333-85249) for the offering became effective on November 18, 1999.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                                  (UNAUDITED)

                                                           YEARS ENDED OCTOBER 31,
                                               -----------------------------------------------
                                                2000       1999      1998      1997      1996
                                               -------    ------    ------    ------    ------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF EARNINGS DATA (1,
  2, 3):
Net revenue..................................  $10,773    $8,331    $7,952    $7,785    $7,379
Earnings from operations.....................  $ 1,053    $  741    $  442    $  870    $  875
Net earnings.................................  $   757    $  512    $  257    $  543    $  542
Basic net earnings per share.................  $  1.68    $ 1.35    $ 0.68    $ 1.43    $ 1.43
Diluted net earnings per share...............  $  1.66    $ 1.35    $ 0.68    $ 1.43    $ 1.43
Average shares used in computing basic net
  earnings per share.........................      449       380       380       380       380
Average shares used in computing diluted net
  earnings per share.........................      455       380       380       380       380

                                                                 OCTOBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                                (IN MILLIONS)
CONSOLIDATED BALANCE SHEET DATA (1):
Working capital...............................  $2,897    $1,857    $1,476    $1,408    $1,449
Total assets..................................  $8,425    $5,444    $4,987    $5,006    $4,720
Stockholders' equity..........................  $5,265    $3,382    $3,022    $3,110    $2,998

-------------------------
(1) The historical financial information from 1996 through 1999 was carved out from the historical financial information of Hewlett-Packard using the historical results of operations and historical bases of the assets and liabilities of the Hewlett-Packard businesses that comprise our company. Therefore, the historical financial information from 1996 through 1999 is not indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

(2) Consolidated statement of earnings data includes pre-tax restructuring charges of approximately $21 million for the year ended October 31, 2000 and $163 million for the year ended October 31, 1998. Consolidated statement of earnings data for the year ended October 31, 1999 includes a pre-tax asset impairment charge of $51 million relating to a building under construction originally intended as a manufacturing facility for eight-inch CMOS semiconductor wafers. See Note 11, "Restructuring, Asset Impairment and Other Charges," of the consolidated financial statements.

(3) Consolidated statement of earnings data for the year ended October 31, 2000 includes the impact of the sale of certain portions of our U.S. portfolio of lease assets to The CIT Group, Inc. Net proceeds from this sales transaction were $234 million and we recognized $212 million in net revenue and $89 million in cost of products. See Note 3, "Acquisitions and Dispositions," of the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including, without limitation, statements regarding the anticipated completion of transactions and our liquidity position that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     On March 2, 1999, Hewlett-Packard Company (Hewlett-Packard) announced a plan to create a separate company, subsequently named Agilent Technologies, that comprised Hewlett-Packard's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses, related portions of Hewlett-Packard Laboratories, and associated infrastructure. On November 1, 1999, we began operating as a separate, stand-alone company. On November 18, 1999, we launched our initial public offering of 72,000,000 shares of common stock at $30 per share. After the completion of our initial public offering in November 1999, Hewlett-Packard owned approximately 84.1% of our outstanding common stock. On November 23, 1999, we paid the net proceeds of the offering of $2.1 billion to Hewlett-Packard as a dividend. On April 7, 2000, Hewlett-Packard announced that its board of directors had declared a stock dividend of all of Hewlett-Packard's shares in us. The dividend was distributed on June 2, 2000 to Hewlett-Packard shareholders of record as of May 2, 2000. The distribution was made on the basis of 0.3814 of an Agilent share for each Hewlett-Packard common share outstanding.

     We were incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Hewlett-Packard. Our businesses historically were operated as internal units of Hewlett-Packard. In November 1999, Hewlett-Packard transferred to us a majority of the assets and liabilities relating to our businesses and also provided us with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of our assets and liabilities including our accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to us some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Agilent Technologies Japan, Ltd. (formerly Hewlett-Packard Japan, Ltd.). In addition, Hewlett-Packard transferred to us $521 million to fund our acquisition of Yokogawa Electric Corporation's 25% minority equity ownership of Agilent Technologies Japan, Ltd. In December 1999, Hewlett-Packard provided us with additional cash funding of approximately $200 million based on our and Hewlett-Packard's balance sheets as of October 31, 1999.

     We have entered into various agreements with Hewlett-Packard related to certain ongoing relationships between the companies. In addition, we have entered into agreements with Hewlett-Packard under which Hewlett-Packard will provide services to us during a transition period which began November 1, 1999. For a brief description of these agreements, see Note 14, "Transactions with Hewlett-Packard," of the consolidated financial statements. The agreements relate primarily to information technology, customer financing, accounting and administrative, and building services. Under these agreements, we reimburse Hewlett-Packard for its cost of the service plus 5%. The transition period varies depending on the agreement but is generally less than two years. Some of the agreements, including those for building services and information technology services, may be extended beyond the initial transition period. If these agreements are extended, we will reimburse Hewlett-Packard at its cost plus 10% for information technology services and most other services and at negotiated market rates for building services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Hewlett-Packard provides us with an efficient means of obtaining these services during the transition period. In addition, we provide some transition services to Hewlett-Packard, for which we are reimbursed at our cost plus 5%.

Basis of Presentation

     Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

     The 2000 consolidated financial statements reflect the results of operations, changes in cash flows, and the financial position of our businesses. We began accumulating retained earnings on November 1, 1999.

     The 1999 and 1998 consolidated financial statements were prepared using Hewlett-Packard's historical bases in the assets and liabilities and our historical results of operations. The 1999 and 1998 consolidated financial statements include allocations of certain Hewlett-Packard corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other Hewlett-Packard corporate and infrastructure costs. The expense allocations were determined on bases that Hewlett-Packard and we considered to be a reasonable reflection of the utilization of services provided to us or the benefit received by us. Therefore, the financial information presented in this Financial Report for 1999 and 1998 is not indicative of our financial position, results of operations or cash flows in subsequent periods nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity in those periods prior to 2000.

Restructuring, Asset Impairment and Other Charges

     In August 2000, we announced a restructuring of our healthcare solutions business. The restructuring resulted in a workforce reduction through severance programs, as well as consolidation of our business operations. Since the announcement, 396 regular employees located in the United States, Asia Pacific and Europe have accepted severance packages and 200 temporary employees have been terminated. We recognized a $21 million pre-tax restructuring charge comprised of $13 million for estimated severance benefits and $8 million for non-cash asset writedowns. Of this amount, $11 million was included in cost of products, $4 million in cost of services and other. The remainder was included in other operating expense line items. As of October 31, 2000, $2 million in severance benefits has been paid and charged against the liability. The reminder of the liability is expected to be utilized during 2001.

     In 1999, we recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch CMOS semiconductor wafers. At the time construction was stopped, only the building shell was complete. After exhaustive efforts to find a semiconductor manufacturing partner to utilize the building for its initial intended use, management concluded that the highest fair value to be realized from this building was based on selling it for use as an office or general use facility. In 2000, we actively marketed the building shell without success. In late 2000, in response to the increased demand in the wireless semiconductor market and our need to increase gallium arsenide (GaAs) manufacturing capacity, management decided to resume construction of a portion of the building shell. When completed, this portion of the building will manufacture six-inch GaAs semiconductor wafers. We anticipate that the completed manufacturing facility will be put into service sometime in 2002, at which time depreciation will commence.

     During 1998, we recorded a pre-tax restructuring charge of $163 million related to the transfer of the production of certain semiconductor wafers to a third-party contractor. Of this amount, $138 million was included in cost of products, $7 million in research and development and $18 million in selling, general and administrative expenses. Included in this charge was $85 million for non-cash asset writedowns of equipment that was subsequently abandoned or sold. Also included in this charge was $78 million for employee severance benefits that have been paid.

     Also during 1998, we recorded a pre-tax charge of $37 million for the writedown of an investment in convertible preferred stock of a medical products company to its fair value because management had determined the impairment was not temporary.

Sale of leasing portfolio to CIT

     In the fourth quarter of 2000, we entered into a vendor financing agreement with The CIT Group, Inc. (CIT), whereby CIT will provide equipment financing and leasing services to our customers on a global basis.

Under the terms of the agreement, CIT established a wholly-owned subsidiary, Agilent Financial Services, Inc. (AFS), and is offering financing products to our customers under this name. CIT, through AFS, will be providing funding and services related to equipment financing to customers in most of our businesses. These services include credit review, document generation, pricing, invoicing and collections. We also entered into an asset purchase agreement with CIT pursuant to which we sold them certain portions of our U.S. portfolio of lease assets during the fourth quarter of 2000. Net proceeds from this sales transaction were $234 million and we recognized $212 million in net revenue and $89 million in cost of products. We will be selling additional portions of our portfolio of lease assets to CIT during 2001 pursuant to various asset purchase agreements.

Sale of healthcare solutions business to Philips

     In the first quarter of 2001, we agreed to sell our healthcare solutions business to Koninklijke Philips Electronics, N.V. (Philips) for approximately $1.7 billion. Most of our healthcare solutions business' operational facilities and certain associated assets and liabilities will transfer to Philips. Virtually all employees of our healthcare solutions business, including 100 percent of the healthcare solutions business-dedicated infrastructure employees, will be offered employment by Philips or transferred to Philips, subject to local statutory laws. The estimated amount of net assets to be transferred is $400 million. We will be restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years. The sale is expected to be completed by mid-calendar year 2001 subject to customary regulatory approvals and other closing conditions.

Acquisition of OSI

     On January 5, 2001, we acquired Objective Systems Integrators, Inc. (OSI) for approximately $684 million in cash. OSI is a leading provider of next-generation operations-support-system software for communications service providers and will become part of our test and measurement business.

Cyclical Business and General Economic Conditions

     The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics industry, computer industry and telecommunications markets, as well as rapidly shifting global economic conditions, have had significant impacts on our businesses. In portions of some of these markets, we have started to see softening which could harm our businesses. Our revenue and operating results for 2000 compared to 1999 have improved as a result of an upturn in the semiconductor industry. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses and in the economy. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results.

Economic Conditions in Asia

     Beginning in the second half of 1998 and continuing into the first half of 1999, our revenue and operating results declined as a result of the downturn in Asian economies, particularly in Korea and Japan. Many of our major customers, particularly those in the semiconductor and electronics industries, delayed or canceled purchases of our products. This had a significant impact on us, particularly our test and measurement business. These conditions began to improve in the second half of 1999 and, accordingly, our revenue and operating results improved.

Impact of Foreign Currencies

     We sell our products in many countries and a portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in the Japanese yen and the Euro. In 2000 compared to 1999, the U.S. dollar strengthened against both the Japanese yen and the Euro, which had an immaterial effect on our net revenue and operating expense growth. Our foreign currency exposures are hedged as part of our global risk management program, which is designed to minimize exposure to foreign currency fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement, as amended, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in our balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We expect the adoption of FAS 133, during first quarter of 2001, will result in a cumulative after tax expense of $26 million. Additionally, an unrealized gain related to foreign currency hedging of approximately $7 million, net of tax, will be recorded in other comprehensive income in the consolidated balance sheet.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, is effective no later than the fourth quarter of 2001. We currently do not believe the adoption will have a material annual impact on our consolidated financial statements.

RESULTS OF OPERATIONS

     Our results of operations for the years ended October 31, 2000, 1999 and 1998 in dollars and as a percentage of total net revenue follow.

                                                                          AS A PERCENTAGE OF
                                                   DOLLARS                 TOTAL NET REVENUE
                                         ---------------------------    -----------------------
                                                        YEARS ENDED OCTOBER 31,
                                         ------------------------------------------------------
                                          2000       1999      1998     2000     1999     1998
                                         -------    ------    ------    -----    -----    -----
                                                (IN MILLIONS)
Net revenue:
  Products.............................  $ 9,420    $7,122    $6,898     87.4%    85.5%    86.7%
  Services and other...................    1,353     1,209     1,054     12.6     14.5     13.3
                                         -------    ------    ------    -----    -----    -----
     Total net revenue.................   10,773     8,331     7,952    100.0%   100.0%   100.0%
                                         -------    ------    ------    -----    -----    -----
Costs and expenses:
  Cost of products.....................    4,745     3,675     3,888     44.0     44.1     48.9
  Cost of services and other...........      777       713       624      7.2      8.6      7.8
  Research and development.............    1,258       997       948     11.7     12.0     11.9
  Selling, general and
     administrative....................    2,940     2,205     2,050     27.3     26.4     25.8
                                         -------    ------    ------    -----    -----    -----
     Total costs and expenses..........    9,720     7,590     7,510     90.2     91.1     94.4
                                         -------    ------    ------    -----    -----    -----
Earnings from operations...............    1,053       741       442      9.8      8.9      5.6
Other income (expense), net............      111        46       (46)     1.0       .5      (.6)
                                         -------    ------    ------    -----    -----    -----
Earnings before taxes..................    1,164       787       396     10.8      9.4      5.0
Provision for taxes....................      407       275       139      3.8      3.3      1.8
                                         -------    ------    ------    -----    -----    -----
Net earnings...........................  $   757    $  512    $  257      7.0%     6.1%     3.2%
                                         =======    ======    ======    =====    =====    =====
Cost of products as a percentage of
  products revenue.....................                                  50.4%    51.6%    56.4%
Cost of services and other as a
  percentage of services revenue.......                                  57.4%    59.0%    59.2%

Net revenue

     Total net revenue increased 29.3 percent to $10.8 billion in 2000 from 1999 and 4.8 percent to $8.3 billion in 1999 from 1998. Excluding the sale of certain portions of our U.S. portfolio of lease assets to CIT, net revenue increased 26.8 percent in 2000 from 1999. The increase in 2000 was spurred by continued growth in net revenue from the communications and electronics markets. This was especially due to the robust demand for our test and measurement and semiconductor products, more specifically for our wireless, fiber-optics, networking and imaging components. Increased demand in Asia also contributed to net revenue growth in 2000. These effects were partially offset by a decline in net revenue from our healthcare solutions business. Net revenue for 2000 from our chemical analysis business was essentially flat. The increase in 1999 compared to 1998 was primarily due to growth in the communications market, improvement in economic conditions in Asia and strengthening of the semiconductor industry in general.

     United States revenue increased 27.6 percent to $4.8 billion in 2000 and increased 3.1 percent to $3.7 billion in 1999. International revenue increased
30.7 percent to $6.0 billion in 2000 and increased 6.2 percent to $4.6 billion in 1999. Domestic growth came primarily from our businesses which serve the communications and electronics markets which was partially offset by a slowdown in our healthcare solutions business. The relatively higher net revenue growth internationally was primarily attributable to increased demand in Asia, particularly in Taiwan, Korea and Japan. There was minimal currency impact on net revenue growth in 2000. In the last half of 1998 and the first half of 1999, economic conditions in Asia adversely affected revenue from sales of our products and services to customers in Korea and Japan. In addition, global weakness in the semiconductor industry caused our product revenue to decline in 1998 and into the first half of 1999. These conditions began to improve in the second half of 1999 and, accordingly, our revenue improved, both within the United States and internationally.

     In 2000 compared to 1999, revenue from products increased 32.3 percent while revenue from services and other increased 11.9 percent. In 1999 compared to 1998, revenue from products increased 3.2 percent while revenue from services and other increased 14.7 percent. The relatively higher product revenue growth in 2000 was primarily due to growth in our businesses which serve the communications and electronics markets, a strengthening of the semiconductor industry and increased demand in Asia. Generally, there is a lag between service revenue growth and product revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire. Lower product revenue growth in 1999 was primarily due to weak economic conditions in Asia and weak demand in the semiconductor industry.

Earnings from operations

     Earnings from operations increased 42.1 percent to $1.1 billion in 2000 from 1999 and increased 67.6 percent to $741 million in 1999 from 1998. Excluding the sale of certain portions of our U.S. portfolio of lease assets to CIT and the restructuring charges related to our healthcare solutions business, earnings from operations increased 28.3 percent in 2000 from 1999. The increase in 2000 was primarily due to strong results in the test and measurement and semiconductor products businesses. These improved results were partially offset by weak performance from our healthcare solutions business, flat performance from our chemical analysis business, additional on-going costs associated with operating on our own and previously planned research and development in the life sciences. The increase in 1999 was due to higher net revenue combined with cost savings of approximately $80 million as a result of the 1998 restructuring. Also, 1999 results included a $51 million asset impairment charge related to a building under construction for the intended purpose of housing manufacturing operations for eight-inch CMOS semiconductor wafers.

     As a percentage of net revenue, cost of products and services decreased 1.5 percentage points in 2000 from 1999 and decreased 4.0 percentage points in 1999 from 1998. Excluding the sale of certain portions of our U.S. portfolio of lease assets to CIT and the 1999 impairment charge of $51 million, cost of products and services as a percentage of net revenue decreased 0.6 percentage points in 2000 from 1999. The decrease in 2000 was primarily attributable to higher volumes in the test and measurement and semiconductor products businesses as well as a more profitable product mix in the semiconductor products business. The decrease was partially offset by manufacturing inefficiencies related to parts shortages, manufacturing consolidations and our healthcare solutions business restructuring charges. In 1999, all four of our business segments recorded improvement in cost of products and services and other as a percentage of net revenue with semiconductor products accounting for the most significant improvement due primarily to cost improvements resulting from the 1998 restructuring.

     Operating expenses as a percentage of net revenue increased 0.6 percentage points in 2000 from 1999 and 0.7 percentage points in 1999 from 1998. The increase in 2000 was primarily due to higher infrastructure costs related to operating on our own and higher marketing costs. The increase in 1999 was due to higher advertising and branding expenses related to our becoming an independent company. This effect was partially offset by higher net revenue.

     Research and development expenses increased 26.2 percent in 2000 compared to 1999 and 5.2 percent in 1999 compared to 1998. These increases reflect ongoing efforts in developing new products and new technologies for the wireless, networking and life sciences markets. Selling, general and administrative expenses increased 33.3 percent in 2000 from 1999 and 7.6 percent in 1999 from 1998. The increase in 2000 was primarily due to higher infrastructure costs related to operating on our own as well as higher marketing costs, including branding expenses. Also, goodwill amortization related to recent acquisitions contributed to the increase in operating expenses in 2000. In 1999, expense reductions resulting from the 1998 restructuring and other cost containment measures were offset by costs, including product advertising and branding expenses, related to our becoming a stand-alone entity.

Other income (expense), net

     Other income (expense), net, increased $65 million to $111 million in 2000 from $46 million in 1999. The increase in 2000 was primarily due to approximately $29 million of gain on sales of equity investments that no longer supported our business strategies and interest income earned on the initial cash funding received from Hewlett-Packard. Included in 1999 were gains of $54 million related to the divestiture of several portions of our businesses.

Provision for taxes

     As a result of the impacts of the anticipated sale of our healthcare solutions business, the acquisition of OSI and possible changes in our mix of pre-tax earnings, our 2001 effective tax rate may change. Our future effective tax rates will also continue to be subject to the impacts of business acquisitions and dispositions, as well as changes in the mix of our pre-tax earnings among jurisdictions with varying statutory rates.

TEST AND MEASUREMENT

                                                            YEARS ENDED OCTOBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Net revenue..............................................  $6,108    $4,082    $4,100
Earnings from operations.................................     898       377       348
Operating margin.........................................    14.7%      9.2%      8.5%

Net revenue

     Net revenue from our test and measurement business increased 49.6 percent to $6.1 billion in 2000 from 1999 and remained essentially unchanged in 1999 from 1998. Excluding the sale of our U.S. portfolio of lease assets to CIT, net revenue increased 44.9 percent in 2000 from 1999. The increase in 2000 was attributable to strong growth in the sales of our products into the optical, wireless and networking markets. Also, third-party manufacturing contractors added capacity to meet demand and increased their purchases of our test and measurement products. Net revenue growth in 1999 was negatively affected by weakness in the semiconductor industry and decreased demand in Asia. Due to competitive pressures and difficult market conditions, we granted more pricing discounts and customer allowances than in previous years. This impact was partially offset by increased sales volumes of communications products and optical networks in the second half of 1999 as market conditions improved.

     Net revenue from products increased 55.8 percent in 2000 from 1999 and decreased 3.0 percent in 1999 from 1998. Excluding the sale of certain portions of our U.S. portfolio of lease assets to CIT, net revenue from products increased 50.1 percent in 2000 from 1999. Net revenue from services and other increased 18.8 percent in 2000 from 1999 and 14.6 percent in 1999 from 1998. The relatively greater product revenue growth in 2000 was primarily due to the growing communications market and the increased demand in Asia. Generally, there is a lag between service revenue growth and product revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire. Product revenue decreased in 1999 primarily due to weakness in the semiconductor industry and decreased demand in Asia.

Earnings from operations

     Earnings from operations from our test and measurement business increased
138.2 percent to $898 million in 2000 from 1999 and increased 8.3 percent to $377 million in 1999 from 1998. The increase in 2000 resulted primarily from higher net revenue as discussed above. In 1999, the increase resulted from lower cost of products and services and other partially offset by higher operating expenses as a percentage of revenue.

     Cost of products and services as a percentage of net revenue decreased 1.2 percentage points in 2000 from 1999 and 2.0 percentage points in 1999 from 1998. The decrease in 2000 was primarily due to higher net revenue partially offset by manufacturing inefficiencies incurred in our efforts to meet customer demand. The decrease in 1999 was due to cost savings resulting from the 1998 restructuring and was partially offset by the effect of lower volumes of products sold, primarily wireless communication test equipment and automated test equipment, and higher service revenue and the associated higher cost of this revenue.

     Operating expenses as a percentage of net revenue decreased 4.2 percentage points in 2000 from 1999 and increased 1.2 percentage points in 1999 from 1998. The decrease in 2000 was due to higher net revenue partially offset by higher expenses. The increase in 1999 from 1998 was due to slightly lower net revenue combined with higher levels of expense. In 1999, continued savings from cost reduction programs initiated in the second half of 1998 partially offset this trend. However, costs incurred as part of becoming a stand-alone entity, particularly costs related to branding moved overall operating expenses higher.

     Research and development expenses increased 23.8 percent in 2000 compared to 1999 and were unchanged in 1999 compared to 1998. The increase in 2000 reflects increased activity in new product development in the communications market. Selling, general and administrative expenses increased 40.3 percent in 2000 from 1999 and increased 3.4 percent in 1999 from 1998. The increase in 2000 was primarily due to higher infrastructure costs related to operating on our own as well as higher selling and marketing costs including branding expenses. In 1999, cost reduction programs initiated in 1998 slowed overall expense growth and significantly decreased some variable operating costs.

SEMICONDUCTOR PRODUCTS

                                                            YEARS ENDED OCTOBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Net revenue..............................................  $2,213    $1,722    $1,574
Earnings (loss) from operations..........................     270       133      (106)
Operating margin.........................................    12.2%      7.7%     (6.7)%

Net revenue

     Net revenue from our semiconductor products business increased 28.5 percent to $2.2 billion in 2000 from 1999 and 9.4 percent to $1.7 billion in 1999 from 1998. The increase in 2000 was the result of strong growth in all semiconductor products including wireless, networking and imaging components. Networking component growth was the result of growth in the sales of fiber-optic transceivers and high-speed networking products tailored for Metro Area Network
(MAN), as well as storage area networking products and Gigabit Ethernet Local Area Network (LAN) applications. Imaging products for digital cameras and optical mice also achieved particularly strong growth in 2000. The increase in 1999 was achieved despite the sale of the power amplifier business in late 1998. If net revenue in 1998 were adjusted to exclude revenue of the power amplifier business, net revenue would have increased by 15.2 percent in 1999 over 1998. Net revenue growth in 1999 primarily reflects increased shipments of fiber optics products, application specific integrated circuits (ASICs), motion control products, wireless semiconductor products, and high-speed networking products. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was
30.3 percent in 2000, 37.0 percent in 1999 and 34.5 percent in 1998.

     In 2000, we expanded our existing joint venture relationship with Philips to develop our manufacturing light-emitting diodes (LED) and transferred a portion of our LED business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the LED business transferred to the joint venture are no longer consolidated in our results. Instead, we record our portion of the joint venture's net earnings or loss in other income (expense), net, which in 2000, was minimal. Adjusting the 1999 base for revenues relating to the LED business and our exit from the microprocessor business, net revenue growth for 2000 would have been 40.3 percent.

Earnings (loss) from operations

     Earnings from operations from our semiconductor products business increased
103.0 percent to $270 million in 2000 from 1999 and increased 225.5 percent to $133 million in 1999 from 1998. The increase in 2000 resulted from higher net revenue and lower cost of products as a percentage of net revenue, partially offset by higher operating expenses. The increase in 1999 resulted from higher revenue and cost savings from the 1998 restructuring.

     Cost of products as a percentage of net revenue decreased 6.7 percentage points in 2000 from 1999 and decreased 13.5 percentage points in 1999 from 1998. Adjusting for the 1999 impairment charge of $51 million and the transfer of a portion of our LED business to Philips, cost of products as a percentage of net revenue decreased 3.1 percentage points in 2000 from 1999. The decrease in 2000 was primarily related to increased volumes and a more favorable product mix. Adjusting for both the 1999 impairment charge and the 1998 restructuring, cost of products as a percentage of net revenue decreased 11.1 percentage points in 1999 from 1998. The decrease in 1999 resulted from increased sales volumes of ASIC's and a more profitable product mix, especially higher volumes of fiber optic communications products, motion control devices and microprocessors.

     Operating expenses as a percentage of net revenue increased 2.2 percentage points in 2000 from 1999 and decreased 1.0 percentage point in 1999 from 1998. The increase in 2000 was primarily due to infrastructure costs related to operating on our own and increased research and development costs. The decrease in 1999 was primarily the result of higher net revenue.

     Research and development expenses increased 37.9 percent in 2000 from 1999 and 10.5 percent in 1999 from 1998. The increases in both years reflect increased development in the fiber optics, high-speed networking, and image and position sensor products. Selling, general and administrative expenses increased
42.5 percent in 2000 and were unchanged in 1999 from 1998. The increase in 2000 was primarily due to higher infrastructure costs related to operating on our own as well as higher selling and marketing costs, including branding expenses.

HEALTHCARE SOLUTIONS

                                                            YEARS ENDED OCTOBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Net revenue..............................................  $1,412    $1,501    $1,340
Earnings (loss) from operations..........................     (96)      125        62
Operating margin (deficit)...............................    (6.8)%     8.3%      4.6%

     In the first quarter of 2001, we announced an agreement to sell our healthcare solutions business to Philips. See Overview section of the MD&A. This sale is contingent upon customary regulatory approvals and other closing conditions.

Net revenue

     Net revenue from our healthcare solutions business decreased 5.9 percent to $1.4 billion in 2000 from 1999 and increased 12.0 percent to $1.5 billion in 1999 from 1998. The decrease in 2000 was primarily due to a slow-down in capital expenditures by U.S. hospitals and increased discounts. In addition, lower volumes and an unfavorable currency impact in Europe contributed to the decline. Also, some of our customers accelerated purchases into 1999 to avoid potential Year 2000 issues. The increase in 1999 was primarily related to strong sales in the second half of 1999 from cardiology products and patient monitoring products partially offset by a decline from ultrasound imaging products. In the first half of 1999, internal production constraints resulting from our transition to a new enterprise resource planning system contributed to the decline in revenue from the ultrasound imaging products and also affected the growth rate in patient monitoring revenue. These implementation issues have subsequently been resolved.

Earnings (loss) from operations

     The healthcare solutions business had a loss of $96 million in 2000 as compared to earnings of $125 million in 1999 and earnings of $62 million in 1998. Excluding restructuring charges in 2000, our healthcare solutions business had a loss of $75 million. The decline in earnings in 2000 was due to lower net revenue as well as higher costs and expenses. The increase in 1999 was primarily due to higher net revenue, partially offset by higher costs and expenses.

     Cost of products and services as a percentage of net revenue increased by
5.4 percentage points in 2000 from 1999 and decreased 1.9 percentage points in 1999 from 1998. The increase in 2000 was primarily attributable to lower net revenue resulting from lower volumes and higher discounts as well as higher infrastructure costs and branding expenses related to operating on our own. In addition, costs relating to the restructuring and an unfavorable product mix contributed to this increase. The decrease in 1999 was primarily due to lower overhead, lower product installation costs and a more profitable product mix.

     Operating expenses as a percentage of net revenue increased 9.8 percentage points in 2000 from 1999 and decreased 1.8 percentage points in 1999 from 1998. The increase in 2000 was primarily due to lower net revenue and higher infrastructure costs and branding expenses related to operating on our own. In addition, expenses relating to restructuring and increased goodwill charges related to acquisitions in 2000 contributed to the increase. In 1999, the decrease was due to higher net revenue partially offset by higher expenses.

     Research and development expenses increased 10.1 percent in 2000 from 1999 and increased 7.0 percent in 1999 from 1998. The increase in 2000 was largely a result of on-going development projects including the new automatic external defibrillator, ultrasound imaging and web-enabled wireless patient monitoring devices. The 1999 increase was largely a result of our efforts to develop new automatic external defibrillator products. Selling, general and administrative expenses increased 21.1 percent in 2000 from 1999 and 7.3 percent in 1999 from 1998. In 2000, the increase was primarily due to higher infrastructure costs and branding expenses relating to operating on our own. Costs related to our becoming a separate, stand-alone entity, including advertising expenses, accounted for approximately half of the increase in 1999 from 1998. In addition, expenses relating to the restructuring and increased goodwill amortization charges related to 2000 acquisitions contributed to the increase. Most of the remainder of the increase in 1999 was due to goodwill amortization charges associated with the Heartstream acquisition in 1998.

CHEMICAL ANALYSIS

                                                             YEARS ENDED OCTOBER 31,
                                                             ------------------------
                                                              2000      1999     1998
                                                             ------    ------    ----
                                                              (DOLLARS IN MILLIONS)
Net revenue................................................  $1,040    $1,026    $938
Earnings from operations...................................      24       112      75
Operating margin...........................................     2.3%     10.9%    8.0%

Net revenue

     Net revenue from our chemical analysis business was essentially flat at $1.0 billion in 2000 and 1999 and increased 9.4 percent to $1.0 billion in 1999 from 1998. In 2000, revenue growth in our products sold to the pharmaceutical and life sciences markets was partially offset by weakness in our traditional chemical and environmental markets. New product releases contributed to increased sales of our liquid chromatography and mass spectrometry products. Services and other revenue was flat in 2000 from 1999. The net revenue increase in 1999 was generated by growth across all product lines and included a 14.5 percent increase in services and other revenue. Demand within the pharmaceutical industry was especially strong, leading to increased sales of our liquid chromatography products. In addition, sales to our customers in Asia in the second half of 1999 increased as economic conditions in the region continued to improve.

Earnings from operations

     Earnings from operations from our chemical analysis business decreased 78.6 percent to $24 million in 2000 from 1999 and increased 49.3 percent to $112 million in 1999 from 1998. The decrease in 2000 was primarily due to higher infrastructure costs and branding expenses related to the costs of operating on our own as well as planned research and development in life sciences to launch new products. The increase in 1999 was due primarily to higher net revenue, partially offset by higher costs and expenses.

     Cost of products and services as a percentage of net revenue increased by
1.9 percentage points in 2000 from 1999 and decreased by 3.6 percentage points in 1999 from 1998. In 2000, the increase was primarily due to lower volumes, start-up costs for life sciences products as well as higher infrastructure costs and branding expenses relating to operating on our own. In 1999, the improvement was related to higher volumes, greater manufacturing efficiencies in our mass spectrometer and liquid chromatography product lines and lower warranty costs. In addition, greater efficiency within the service business accounted for 0.8 percentage points of the improvement.

     Operating expenses as a percentage of net revenue increased 6.8 percentage points in 2000 from 1999 and increased 0.6 percentage points in 1999 from 1998. In 2000, the increase resulted primarily from increased life sciences research and development activities, higher infrastructure costs and branding expenses relating to operating on our own. The increase in 1999 resulted from greater growth in expenses than in net revenue.

     Research and development expenses increased 27.0 percent in 2000 from 1999 and 13.9 percent in 1999 from 1998. The increases reflected new product development programs in the life sciences. Selling, general and administrative expenses increased 17.5 percent in 2000 from 1999 and 10.6 percent in 1999 from 1998. The increase in 2000 was primarily due to higher infrastructure costs and branding expenses related to operating on our own. In addition, the increase in 1999 was primarily due to higher marketing and field selling costs.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial position remains strong, with cash and cash equivalents of $996 million at October 31, 2000.

     Prior to November 1, 1999, cash receipts associated with our businesses were transferred to Hewlett-Packard on a daily basis and Hewlett-Packard provided funds to cover our disbursements. Accordingly, we reported no cash or cash equivalents at October 31, 1999 and 1998. In accordance with our separation agreement with Hewlett-Packard, as of November 1, 1999, Hewlett-Packard retained some of our assets and liabilities and transferred to us some of the assets and liabilities related to its business. In November and December 1999, Hewlett-Packard made cash payments to us totaling $1.3 billion to fund our working capital and other needs of our operations as a separate, stand-alone entity. In addition, Hewlett-Packard transferred approximately $0.5 billion to fund our acquisition of Yokogawa Electric Corporation's (Yokagawa) 25% minority interest in Agilent Technologies Japan, Ltd. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and immediately distributed to Hewlett-Packard as a dividend.

     Of the total $1.8 billion received from Hewlett-Packard, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the consolidated statement of cash flows for the year ended October 31, 2000.

     We generated cash from operations of $838 million in 2000 compared to $461 million in 1999 and $751 million in 1998. In 2000, cash from operations was primarily a result of net earnings and from the sale of certain portions of our U.S. portfolio of lease assets to CIT. In 1999 and 1998, cash from operations was primarily a result of net earnings adjusted for non-cash charges for depreciation and amortization. In addition, lower cash from operations in 1999 resulted from a significant increase in accounts receivable due to particularly strong shipments in October 1999.

     Net cash used by investing activities was $1,117 million in 2000 compared to $309 million in 1999 and $272 million in 1998. In all periods, capital expenditures for property, plant and equipment and business acquisitions partially offset by proceeds from divestitures and the disposal of excess, unused or retired assets constituted substantially all of our cash used in investing activities. We used $691 million in 2000 to pay for the first and second installments of the purchase of Yokagawa's minority interest in Agilent Technologies Japan, Ltd and several other companies. We expect to purchase the remaining 4.2% of Agilent Technologies Japan, Ltd's shares owned by Yokogawa prior to January 31, 2001. Hewlett-Packard provided the funding for the Yokogawa transaction in November 1999.

     Future sales of our portfolio of lease assets to CIT are anticipated during 2001. We are currently negotiating the details of the future sales agreements. The financial impacts are not determinable at this time.

     In the first quarter of 2001, we entered into an agreement to sell our healthcare solutions business to Philips for approximately $1.7 billion.

     On January 5, 2001, we acquired OSI for approximately $684 million in cash. Cash for this transaction was provided by cash on hand as well as proceeds of our commercial paper and other short-term borrowing under our existing credit facilities.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. We believe that cash generated from operations and our unused lines of credit will be sufficient to satisfy our working capital, capital expenditure and research and development funding requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure that additional financing, if needed, will be available on favorable terms.

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

IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH OUR MANUFACTURING CAPACITY, OUR EARNINGS MAY SUFFER.

     Demand for our products has put increased pressure on our manufacturing capacity, especially in the wireless and fiber optic areas. If we are not able to increase our manufacturing capacity in the time necessary to meet demand, if we experience difficulties in obtaining parts or components needed for manufacturing, or if demand exceeds our expectations, we may experience insufficient manufacturing capacity. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our earnings and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our earnings.

FAILURE OF SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY MANNER COULD ADVERSELY IMPACT OUR OPERATIONS

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

     We do a portion of our businesses in Korea and Japan, which have been subject to increased economic instability in recent years. Our businesses declined in 1998 when Korea and Japan experienced economic difficulties. The recurrence of weakness in these economies or weakness in other international economies could have a significant negative effect on our future operating results.

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

OUR OPERATING RESULTS COULD BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

     Several significant industries and markets into which we sell our products are cyclical and are subject to general economic conditions. For example, in 1998 the operating results of our test and measurement and semiconductor products businesses were harmed by downturns in the semiconductor market. From time to time, the electronics industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. In addition, we are starting to see a softening in portions of the telecommunications industry and the computer industry. The computer industry is also subject to seasonal and cyclical fluctuations in demand for its products. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. Any significant downturn in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our businesses.

OUR ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE COMPANIES WE ACQUIRE AND OUR EFFORTS MAY DIVERT ATTENTION FROM OTHER BUSINESS OPERATIONS.

     In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction may not have a material effect on our financial position, results of operations or cash flows taken as a whole, our financial results may differ from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into Agilent depends on a variety of factors, including:

     - the hiring and retention of key employees,

     - management of facilities and employees in separate geographic areas, and

     - the integration or coordination of different research and development and product manufacturing facilities.

     All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

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

     Historically, our semiconductor products business has sold products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For 2000, Hewlett-Packard accounted for 6.5% of our total net revenue and 30.3% of our semiconductor products business' net revenue, respectively. In comparison, for 1999, Hewlett-Packard accounted for 10.0% of our total net revenue and 37.0% of our semiconductor products business' net revenue, respectively. For 1998, Hewlett-Packard accounted for 8.8% of our total net revenue and 34.5% of our semiconductor products business' net revenue, respectively.

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

IF WE FAIL TO MAINTAIN SATISFACTORY COMPLIANCE WITH CERTAIN REGULATIONS, WE MAY BE FORCED TO RECALL PRODUCTS AND CEASE THEIR MANUFACTURE AND DISTRIBUTION, AND WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES.

     The medical device products produced by our healthcare solutions business are subject to regulation by the United States Food and Drug Administration
(FDA) and similar international agencies. Their regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. In the first quarter of 2001, we announced a definitive agreement to sell our healthcare solutions business to Philips. The sale is contingent upon customary regulatory approvals and other closing conditions.

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

     We have agreements relating to the sale of our products to government entities and as a result we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the terms of government contracts. We have received and are complying with formal requests for information by the government regarding our sales of products to some of the government agencies with which we have contracted. These requests may result in legal proceedings against us or liability which may be significant.

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

WE CURRENTLY STILL USE SOME OF HEWLETT-PACKARD'S INFORMATION SYSTEMS, AND WE ARE IN THE PROCESS OF DEVELOPING OUR OWN INFORMATION SYSTEMS.

     We currently use Hewlett-Packard's systems to support a portion of our operations, mainly customer support and networks. We have an agreement with Hewlett-Packard for Hewlett-Packard to continue to provide these information services to us through the end of 2001. During this time period, while we are developing our own systems, we will be dependent on Hewlett-Packard for the provision of these information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex.

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

     - administrative services.

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

OUR HISTORICAL 1999 AND 1998 FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     The historical 1999 and 1998 financial information we have included has been carved out from Hewlett-Packard's consolidated financial statements and does not reflect what our consolidated financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. Hewlett-Packard did not account for us as, and we were not operated as, a single stand-alone entity for the 1999 and 1998 periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We did not make adjustments to reflect the many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Hewlett-Packard, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

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

     - intellectual property matters;

     - employee retention and recruiting;

     - major business combinations involving us; and

     - the nature, quality and pricing of transitional services Hewlett-Packard has agreed to provide us.

     Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

     We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Our exposure to exchange rate risks has been managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2000 and 1999, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements appear in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding our directors appears under "Election of Class I Directors" on pages 6-8 of our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held February 23, 2001. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION.

     Information about compensation of our named executive officers appears under "Executive Compensation" on pages 17-24 of the Proxy Statement. Information about compensation of our directors appears under "Director Compensation Arrangements and Stock Ownership Guidelines" on page 5 of the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" on pages 14-16 of the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
        Statement of Management Responsibility......................  F-1
        Report of Independent Accountants...........................  F-2
        Consolidated Balance Sheet at October 31, 2000 and 1999.....  F-3
        Consolidated Statement of Earnings for the three years ended
          October 31, 2000..........................................  F-4
        Consolidated Statement of Cash Flows for the three years
          ended October 31, 2000....................................  F-5
        Consolidated Statement of Stockholders' Equity for the three years ended October 31, 2000..............................  F-6
        Notes to Consolidated Financial Statements..................  F-7

          2. FINANCIAL STATEMENT SCHEDULES

          None.

          3. EXHIBITS

          See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) REPORTS ON FORM 8-K

     None.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

     Agilent Technologies' management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain estimates and judgments made by management.

     Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal auditors who conduct audits throughout the company. We select and train qualified people who are provided with and expected to adhere to Agilent Technologies' standards of business conduct. These standards, which set forth strong principles of business ethics and conduct, are a key element of our control system.

     Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

     The Audit and Finance Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both the internal auditors and the independent accountants.

Edward W. Barnholt                        Robert R. Walker
President and                             Executive Vice President and
Chief Executive Officer                   Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
November 20, 2000, except
for Note 19 which
is as of January 5, 2001

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                OCTOBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  996    $   --
  Accounts receivable, net..................................   2,201     1,635
  Inventory, net............................................   1,853     1,499
  Other current assets......................................     605       404
                                                              ------    ------
     Total current assets...................................   5,655     3,538
Property, plant and equipment, net..........................   1,741     1,387
Goodwill and other intangible assets, net...................     557       142
Other assets................................................     472       377
                                                              ------    ------
     Total assets...........................................  $8,425    $5,444
                                                              ======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  857    $  510
  Notes payable and short-term debt.........................     110        --
  Employee compensation and benefits........................     699       550
  Deferred revenue..........................................     372       241
  Other accrued liabilities.................................     720       380
                                                              ------    ------
     Total current liabilities..............................   2,758     1,681
Other liabilities...........................................     402       381
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value; 125,000,000 shares
     authorized; none issued and outstanding................      --        --
  Common stock; $.01 par value; 2,000,000,000 shares
     authorized; 453,976,000 shares at October 31, 2000 and
     380,000,000 shares at October 31, 1999 issued and
     outstanding............................................       5         4
  Additional paid-in capital................................   4,508     3,378
  Retained earnings.........................................     757        --
  Accumulated comprehensive loss............................      (5)       --
                                                              ------    ------
     Total stockholders' equity.............................   5,265     3,382
                                                              ------    ------
     Total liabilities and stockholders' equity.............  $8,425    $5,444
                                                              ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENT OF EARNINGS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED OCTOBER 31,
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    ------    ------
Net revenue:
  Products..................................................  $ 9,420    $7,122    $6,898
  Services and other........................................    1,353     1,209     1,054
                                                              -------    ------    ------
     Total net revenue......................................   10,773     8,331     7,952
                                                              -------    ------    ------
Costs and expenses:
  Cost of products..........................................    4,745     3,675     3,888
  Cost of services and other................................      777       713       624
  Research and development..................................    1,258       997       948
  Selling, general and administrative.......................    2,940     2,205     2,050
                                                              -------    ------    ------
     Total costs and expenses...............................    9,720     7,590     7,510
                                                              -------    ------    ------
Earnings from operations....................................    1,053       741       442
Other income (expense), net.................................      111        46       (46)
                                                              -------    ------    ------
Earnings before taxes.......................................    1,164       787       396
Provision for taxes.........................................      407       275       139
                                                              -------    ------    ------
Net earnings................................................  $   757    $  512    $  257
                                                              =======    ======    ======
Basic net earnings per share................................  $  1.68    $ 1.35    $ 0.68
                                                              =======    ======    ======
Diluted net earnings per share..............................  $  1.66    $ 1.35    $ 0.68
                                                              =======    ======    ======
Average shares used in computing basic net earnings per
  share.....................................................      449       380       380
                                                              =======    ======    ======
Average shares used in computing diluted net earnings per
  share.....................................................      455       380       380
                                                              =======    ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED OCTOBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
Cash flows from operating activities:
  Net earnings..............................................  $   757    $ 512    $ 257
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      495      475      477
     Deferred taxes.........................................      (59)     (12)    (140)
     Non-cash restructuring and asset impairment charges....        8       51       85
     Write-down of investments..............................        -        -       37
     Gain on sale of equity investments.....................      (29)       -        -
     Gain on divestitures...................................     (123)     (54)     (21)
     Changes in assets and liabilities:
       Accounts receivable..................................     (555)    (431)      18
       Inventory............................................     (345)     (40)     (67)
       Accounts payable.....................................      356       75      (60)
       Taxes on earnings....................................      235        -        -
       Other current assets and liabilities.................      156      (52)     130
       Other, net...........................................      (58)     (63)      35
                                                              -------    -----    -----
          Net cash provided by operating activities.........      838      461      751
                                                              -------    -----    -----
Cash flows from investing activities:
  Investments in property, plant and equipment..............     (824)    (434)    (410)
  Dispositions of property, plant and equipment.............      122       74       78
  Sale of equity investments................................       60        -        -
  Purchase of equity investments............................      (32)       -        -
  Acquisitions, net of cash acquired........................     (691)     (55)      (2)
  Proceeds from dispositions................................      234      100       57
  Other, net................................................       14        6        5
                                                              -------    -----    -----
          Net cash used in investing activities.............   (1,117)    (309)    (272)
                                                              -------    -----    -----
Cash flows from financing activities:
  IPO proceeds..............................................    2,068        -        -
  IPO proceeds transferred to Hewlett-Packard...............   (2,068)       -        -
  Issuance of common stock under employee stock plans.......       84        -        -
  Proceeds from notes payable and short-term borrowings.....      110        -        -
  Financing from (transfer to) Hewlett-Packard..............    1,081     (152)    (479)
                                                              -------    -----    -----
          Net cash provided by (used in) financing
            activities......................................    1,275     (152)    (479)
                                                              -------    -----    -----
Change in cash and cash equivalents.........................      996        -        -
Cash and cash equivalents at beginning of year..............        -        -        -
                                                              -------    -----    -----
Cash and cash equivalents at end of year....................  $   996    $   -    $   -
                                                              =======    =====    =====

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK
                                             -------------------
                                                      ADDITIONAL    STOCKHOLDER'S                    OTHER            TOTAL
                                NUMBER OF     PAR      PAID-IN           NET         RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                 SHARES      VALUE     CAPITAL       INVESTMENT      EARNINGS        LOSS            EQUITY
                                ---------    -----    ----------    -------------    --------    -------------    -------------
                                                      (IN MILLIONS, EXCEPT NUMBER OF SHARES IN THOUSANDS)
Balance as of October 31,
  1997........................        --      $--      $    --         $ 3,110         $ --           $--            $ 3,110
Net earnings..................        --      --            --             257           --            --                257
Transfer of net assets from
  Hewlett-Packard Company
  related to the Heartstream
  acquisition.................        --      --            --             134           --            --                134
Net cash transfers to Hewlett-
  Packard Company.............        --      --            --            (479)          --            --               (479)
                                --------      --       -------         -------         ----           ---            -------
Balance as of October 31,
  1998........................        --      --            --           3,022           --            --              3,022
Net earnings..................        --      --            --             512           --            --                512
Net cash transfers to Hewlett-
  Packard Company.............        --      --            --            (152)          --            --               (152)
Transfer to common stock and
  additional paid-in
  capital.....................   380,000       4         3,378          (3,382)          --            --                 --
                                --------      --       -------         -------         ----           ---            -------
Balance as of October 31,
  1999........................   380,000       4         3,378              --           --            --              3,382
Net earnings..................        --      --            --              --          757            --                757
Shares issued in the IPO......    72,000       1         2,067              --           --            --              2,068
Proceeds from IPO transferred
  to Hewlett-Packard..........        --      (1)       (2,067)             --           --            --             (2,068)
Shares issued for employee
  benefit plans and other.....     1,976       1           109              --           --            --                110
Cash funding from Hewlett-
  Packard.....................        --      --         1,858              --           --            --              1,858
Transfer of net assets to
  Hewlett-Packard.............        --      --          (853)             --           --            --               (853)
Tax benefit associated with
  stock option exercises......        --      --            16              --           --            --                 16
Other comprehensive loss......        --      --            --              --           --            (5)                (5)
                                --------      --       -------         -------         ----           ---            -------
Balance as of October 31,
  2000........................   453,976      $5       $ 4,508         $    --         $757           $(5)           $ 5,265
                                ========      ==       =======         =======         ====           ===            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION

     Agilent Technologies, Inc. (Agilent) was incorporated in Delaware in May 1999 as a wholly-owned subsidiary of Hewlett-Packard Company (Hewlett-Packard). Agilent authorized 125,000,000 shares of $.01 par value preferred stock and 2,000,000,000 shares of $.01 par value common stock and issued 10,000,000 shares of common stock to Hewlett-Packard. No shares of preferred stock were issued and outstanding.

     Effective October 21, 1999, Agilent's board of directors declared a 38-for-one stock split in the form of a stock dividend. As of result of the stock split, common stock issued and outstanding increased to 380,000,000 shares. Shares outstanding and net earnings per share amounts have been adjusted for all periods.

     On November 18, 1999, Agilent launched its initial public offering of 72,000,000 shares of common stock at $30 per share. The net proceeds of the offering of $2.1 billion were paid to Hewlett-Packard as a dividend on November 23, 1999. On April 7, 2000, Hewlett-Packard announced that its board of directors had declared a stock dividend of all of Hewlett-Packard's shares in Agilent. The dividend was distributed on June 2, 2000 (the distribution date), to Hewlett-Packard shareholders of record as of May 2, 2000. The distribution was made on the basis of 0.3814 of an Agilent share for each Hewlett-Packard common share outstanding.

     Agilent's fiscal year end is October 31. Unless otherwise stated, all years and dates refer to Agilent's fiscal year.

     The consolidated 1999 and 1998 financial information was prepared using Hewlett-Packard's historical bases in the assets and liabilities and the historical results of operations of Agilent. Agilent began accumulating retained earnings on November 1, 1999.

     The consolidated 1999 and 1998 financial information includes allocations of certain Hewlett-Packard corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance service, information technology services, treasury and other Hewlett-Packard corporate and infrastructure costs. The expense allocations were determined on bases that Hewlett-Packard and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. Therefore, the 1999 and 1998 financial information included herein is not indicative of the consolidated financial position, results of operations or cash flows of Agilent in the future or what they would have been had Agilent operated as a separate, stand-alone entity during 1999 and 1998. In 1999, Agilent entered into interim service level agreements with Hewlett-Packard for information technology, financial, accounting, building, legal and other services. See Note 14, "Transactions with Hewlett-Packard."

     Effective November 1, 1999, Agilent began operating as a stand-alone company. In November 1999, Hewlett-Packard transferred to Agilent a majority of the assets and liabilities relating to its businesses and also provided Agilent with cash funding of approximately $1.1 billion. Hewlett-Packard retained some of Agilent's assets and liabilities, including some of its accounts receivable and accounts payable, accrued payroll and related items and taxes payable, except deferred taxes, and transferred to Agilent some of the assets and liabilities related to its business, including some of the accounts receivable, accounts payable and other liabilities of Agilent Technologies Japan, Ltd. (formerly called Hewlett-Packard Japan, Ltd.). In addition, Hewlett-Packard transferred to Agilent $521 million to fund its acquisition of Yokogawa Electric Corporation's 25% ownership of Agilent Technologies Japan, Ltd. In December 1999, Hewlett-Packard provided Agilent with additional cash funding of approximately $200 million based on its and Hewlett-Packard's balance sheets as of October 31, 1999.

     Of the total $1.8 billion of funding received from Hewlett-Packard in 2000, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the consolidated statement of cash flows for the year ended October 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain amounts in the consolidated statement of earnings for 1999 and 1998 have been reclassified to conform to the presentation in 2000.

     Principles of consolidation. The consolidated financial statements include the accounts of Agilent and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Agilent's consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Goodwill and purchased intangible assets. Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to ten years.

     Advertising. Advertising costs are expensed as incurred and amounted to $188 million in 2000, $130 million in 1999 and $94 million in 1998.

     Taxes on earnings. Income tax expense for 2000 is based on earnings before taxes. Prior to June 3, 2000, Agilent's operating results were included in Hewlett-Packard's consolidated U.S. and state income tax returns and in tax returns of certain Hewlett-Packard foreign subsidiaries. The provision for taxes in Agilent's consolidated financial statements has been determined on a separate-return basis. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

     Net earnings per share. Basic net earnings per share is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net earnings per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

     Cash and cash equivalents. Agilent classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash equivalents are stated at cost, which approximates fair value. Prior to 2000, Hewlett-Packard managed cash and cash equivalents on a centralized basis. Cash receipts associated with Agilent's businesses were transferred to Hewlett-Packard on a daily basis and Hewlett-Packard funded Agilent's disbursements. For this reason, Agilent had cash balances of zero in previous years.

     Fair Value of Financial Instruments. The carrying values of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

     Concentration of credit risk. Agilent sells the majority of its products through its direct sales force. No single customer accounted for 10% or more of the combined accounts receivable balance at October 31, 2000 and 1999. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Agilent's customer base and their dispersion across many different industries and geographies. Agilent performs ongoing credit evaluations of its customers' financial condition, and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

     Derivative Instruments. Agilent enters into foreign exchange contracts, primarily forwards and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated foreign currency sales and assets and liabilities that are denominated in currencies other than the U.S. dollar. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within six months. Agilent does not use derivative financial instruments for speculative or trading purposes.

     When hedging sales-related exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, allowing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. Premiums paid related to purchased option contracts are amortized to income over the life of the contract. When hedging balance sheet exposure, realized gains and losses on foreign exchange contracts are recognized in other income (expense), net in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. Discounts or premiums on forward contracts are amortized to income over the life of the contract. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

     Inventory. Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

     Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using accelerated methods, principally over fifteen to forty years for buildings and improvements and three to ten years for machinery and equipment, including equipment leased to customers under operating leases. Depreciation of leasehold improvements is provided using the straight-line method over the life of the asset or the term of the lease or the asset, whichever is shorter.

     Impairment of long-lived assets. Agilent continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, Agilent assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, Agilent recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

     Foreign currency translation. Agilent uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue which are remeasured at historical exchange rates. Revenue and expenses are generally translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in consolidated net earnings. In 2000, the effect of foreign currency exchange rate fluctuations on Agilent's cash and cash equivalents denominated in foreign currencies was not material.

     Recent accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement, as amended, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. Agilent expects the adoption of FAS 133, during first quarter of 2001, will result in a cumulative after tax expense of $26 million. Additionally, an unrealized gain related to foreign currency hedging of approximately $7 million, net of tax, will be recorded in other comprehensive income in the consolidated balance sheet.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the implementation date of this Staff Accounting Bulletin. This Staff Accounting Bulletin is effective no later than the fourth quarter of Agilent's year 2001. Agilent currently does not believe that the adoption will have a material annual impact on its consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

     Acquisitions. During 2000, 1999 and 1998, Agilent acquired several companies that were not significant to its financial position, results of operations or cash flows. All of these acquisitions were accounted for under the purchase method. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible and identifiable intangible assets and liabilities based on fair market values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant. Goodwill is amortized on a straight-line basis over its estimated economic life, generally three to five years except as discussed below. The net book value of goodwill associated with acquisitions was $338 million at October 31, 2000 and $142 million at October 31, 1999.

     In July 1999, Hewlett-Packard entered into an agreement with Yokogawa Electric Corporation (Yokogawa) to acquire Yokogawa's 25% equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. Under the terms of the separation agreement, Agilent assumed Hewlett-Packard's obligations. Agilent will acquire Yokogawa's minority interest through a series of purchase transactions. In the initial step, which occurred in January 2000, Agilent purchased approximately 10.4% of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, Agilent purchased approximately 10.4% of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. Agilent will purchase the remaining 4.2% of Agilent Technologies Japan, Ltd. shares owned by Yokogawa by January 31, 2001. Hewlett-Packard has provided the funding for all steps of this transaction. An independent valuation has been performed to determine the portion of the Yokogawa purchase price attributable to Agilent's business and the remaining Hewlett-Packard business and to allocate the purchase price to identifiable assets and liabilities. Of the total purchase price, $391 million is attributable to Agilent's business, of which approximately $278 million is attributable to goodwill and is amortized over 10 years. The net book value of goodwill associated with the two payments for the purchase of approximately 20.8% of Agilent Technologies Japan, Ltd. shares from Yokogawa was approximately $219 million at October 31, 2000. The remainder of the purchase price was allocated to tangible assets.

     Dispositions. In the fourth quarter of 2000, Agilent entered into a vendor financing agreement with The CIT Group, Inc. (CIT), whereby CIT will provide equipment financing and leasing services to Agilent's customers on a global basis. Under the terms of the agreement, CIT established a wholly-owned subsidiary, Agilent Financial Services, Inc. (AFS), and is offering financing products to Agilent's customers under this name. CIT, through AFS, will be providing funding and services related to equipment financing to customers in most of Agilent's businesses. These services include credit review, document generation, pricing, invoicing and collections. Agilent also entered into an asset purchase agreement with CIT pursuant to which Agilent has sold them certain portions of its U.S. portfolio of lease assets during the fourth quarter of 2000. Net proceeds from this sales transaction were $234 million and Agilent recognized $212 million in net revenue and $89 million in cost of products. Agilent will be selling additional portions of its portfolio of lease assets to CIT during 2001 pursuant to various asset purchase agreements.

     In 2000, 1999 and 1998, Agilent sold assets related to portions of its businesses to third parties. Gross proceeds from these dispositions were $2 million in 2000, $121 million in 1999 and $57 million in 1998. Gains from the dispositions are included in other income (expense), net, in the consolidated statement of earnings and were not material in 2000, totaled $54 million in 1999 and $21 million in 1998.

     Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregated basis.

4. FINANCIAL INSTRUMENTS

     Derivative instruments. The notional amount of all outstanding foreign currency option and forward contracts outstanding was $1.8 billion at October 31, 2000 and $2.5 billion at October 31, 1999. The contracts related to exposures in approximately 20 foreign currencies. The notional amount represents the future cash flows under contracts to both purchase and sell foreign currencies and is not a measure of market or credit exposure. Unrealized gains and losses on hedging contracts amounted to $28 million and $28 million, respectively, at October 31, 2000; and $81 million and $16 million, respectively, at October 31, 1999. Unamortized premiums and realized gains deferred under currency options were not material.

5. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

                                                                FOR THE YEARS ENDED
                                                                    OCTOBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                               (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
Numerator:
  Net earnings..............................................  $ 757    $ 512    $ 257
Denominators:
  Basic weighted average shares.............................    449      380      380
  Potentially dilutive common stock equivalents -- stock
     options and other employee stock plans.................      6       --       --
                                                              -----    -----    -----
  Diluted weighted average shares...........................    455      380      380
Net earnings per share:
  Basic.....................................................  $1.68    $1.35    $0.68
  Diluted...................................................  $1.66    $1.35    $0.68

     Options to purchase 14,596,000 shares of common stock at a weighted average price of $79 per share were outstanding during 2000 but were not included in the computation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2010, were still outstanding at the end of 2000.

6. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes in 2000 was $546 million. No amounts were paid for income taxes in 1999 and 1998 as Hewlett-Packard made such payments on Agilent's behalf. Cash paid for interest was not material in 2000, 1999 and 1998.

     Non-cash transactions in 2000 primarily related to the issuance of common stock under various employee stock plans in the amount of $44 million and acquisitions in the amount of $25 million.

7. COMPREHENSIVE EARNINGS

     Other comprehensive earnings are not material for all years presented and therefore are not presented separately.

8. INVENTORY, NET

                                                               OCTOBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN MILLIONS)
Finished goods.............................................  $  471    $  639
Work in progress...........................................     343       286
Raw materials..............................................   1,039       574
                                                             ------    ------
                                                             $1,853    $1,499
                                                             ======    ======

9. PROPERTY, PLANT AND EQUIPMENT, NET

                                                               OCTOBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN MILLIONS)
Land.......................................................  $  157    $   91
Buildings and leasehold improvements.......................   1,648     1,492
Machinery and equipment....................................   2,165     2,074
                                                             ------    ------
                                                              3,970     3,657
Accumulated depreciation...................................  (2,229)   (2,270)
                                                             ------    ------
                                                             $1,741    $1,387
                                                             ======    ======

     Agilent leases certain of its products to customers under operating leases. Equipment on operating leases was $201 million at October 31, 2000 and $219 million at October 31, 1999 and is included in machinery and equipment. Accumulated depreciation related to equipment on operating leases was $49 million at October 31, 2000 and $73 million at October 31, 1999. At October 31, 2000, minimum future rentals on noncancelable operating leases with original terms of one year or longer were not material.

10. TAXES ON EARNINGS

     The provision for income taxes is comprised of:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
U.S. federal taxes:
  Current...................................................  $121     $ 92     $161
  Deferred..................................................   (42)     (15)    (133)
Non-U.S. taxes:
  Current...................................................   322      189      115
  Deferred..................................................   (18)       3       (8)
State taxes.................................................    24        6        4
                                                              ----     ----     ----
                                                              $407     $275     $139
                                                              ====     ====     ====

     The significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included on the consolidated balance sheet are:

                                                                 OCTOBER 31,
                                              --------------------------------------------------
                                                       2000                       1999
                                              -----------------------    -----------------------
                                              DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                                TAX           TAX          TAX           TAX
                                               ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                              --------    -----------    --------    -----------
                                                                (IN MILLIONS)
Inventory...................................    $157         $  7          $134         $  4
Property, plant and equipment...............      71            5            34            7
Warranty reserves...........................      34           --            21           --
Retiree medical benefits....................      70           --            83           --
Other retirement benefits...................      15           54            --           70
Employee benefits, other than retirement....     220           22           178           15
Unremitted earnings of foreign
  subsidiaries..............................      --          160            --          119
Other.......................................     110           19           106           15
                                                ----         ----          ----         ----
                                                $677         $267          $556         $230
                                                ====         ====          ====         ====

     The current portion of the net deferred tax asset is $304 million at October 31, 2000 and $232 million at October 31, 1999 and is included in other current assets.

     Tax benefits of $16 million in 2000 associated with the exercise of stock options and other stock-based compensation was allocated to stockholders' equity and no provision benefit was recognized.

     The differences between the U.S. federal statutory income tax rate and Agilent's effective tax rate are:

                                                                  YEARS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
U.S. federal statutory income tax rate......................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit..................   2.1     0.7     0.9
Lower rates in other jurisdictions, net.....................  (3.5)   (3.4)   (1.4)
Other, net..................................................   1.4     2.7     0.5
                                                              ----    ----    ----
                                                              35.0%   35.0%   35.0%
                                                              ====    ====    ====

     The domestic and foreign components of earnings before taxes are:

                                                               YEARS ENDED OCTOBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
                                                                    (IN MILLIONS)
U.S. operations.............................................  $   68     $204     $ 78
Non-U.S. operations.........................................   1,096      583      318
                                                              ------     ----     ----
                                                              $1,164     $787     $396
                                                              ======     ====     ====

     As a result of certain employment and capital investment actions undertaken by Agilent, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes for years through 2007. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $41 million in 2000, $31 million in 1999 and $21 million in 1998.

     Agilent has not provided for U.S. federal income and foreign withholding taxes on $761 million of cumulative undistributed earnings of non-U.S. subsidiaries as of October 31, 2000. Such earnings are intended to be reinvested for an indefinite period of time. Where excess cash has accumulated in Agilent's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

     See Note 14, "Transactions with Hewlett-Packard," for a description of the tax sharing agreement between Agilent and Hewlett-Packard.

11. RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES

     In August 2000, Agilent announced a restructuring of its healthcare solutions business. The restructuring resulted in a workforce reduction through severance programs, as well as consolidation of its business operations. Since the announcement, 396 regular employees located in the United States, Asia Pacific and Europe have accepted severance packages and 200 temporary employees have been terminated. Agilent recognized a $21 million pre-tax restructuring charge comprised of $13 million for estimated severance benefits and $8 million for non-cash asset writedowns. Of this amount, $11 million was included in cost of products, $4 million in cost of services and other. The remainder was included in other operating expense line items. As of October 31, 2000, $2 million in severance benefits has been paid and charged against the liability. The reminder of the liability is expected to be utilized during 2001.

     In 1999, Agilent recognized an impairment loss of $51 million related to a building that was under construction for the intended purpose of housing manufacturing operations for eight-inch CMOS semiconductor wafers. At the time construction was stopped, only the building shell was complete. After exhaustive efforts to find a semiconductor manufacturing partner to utilize the building for its initial intended use, management concluded that the highest fair value to be realized from this building was based on selling it for use as an office or general use facility. In 2000, Agilent actively marketed the building shell without success. In late 2000, in response to the increased demand in the wireless semiconductor market and the need to increase gallium arsenide (GaAs) manufacturing capacity, management decided to resume construction of a portion of the building shell. When completed, this portion of the building will manufacture six-inch GaAs semiconductor wafers. Agilent anticipates that the completed manufacturing facility will be put into service sometime in 2002, at which time depreciation will commence.

     During 1998, Agilent recorded a pre-tax restructuring charge of $163 million related to the transfer of the production of certain semiconductor wafers to a third-party contractor. Of this amount, $138 million was included in cost of products, $7 million in research and development and $18 million in selling, general and administrative expenses. Included in this charge was $85 million for non-cash asset writedowns of equipment that was subsequently abandoned or sold. Also included in this charge was $78 million for employee severance benefits that have been paid.

     Also during 1998, Agilent recorded a pre-tax charge of $37 million for the writedown of an investment in convertible preferred stock of a medical products company to its fair value because management had determined the impairment was not temporary.

12. STOCK BASED COMPENSATION

     Employee Stock Purchase Plans. Prior to February 2, 2000, virtually all Agilent employees were able to contribute up to ten percent of their base compensation to the quarterly purchase of Hewlett-Packard's common stock under the Hewlett-Packard Stock Purchase Plan (the legacy plan). Under the provisions of the legacy plan, employee contributions to purchase shares were partially matched with shares contributed by Hewlett-Packard. These matching shares generally vested over two years. After February 2, 2000, Agilent implemented the Agilent Employee Stock Purchase Plan (the Agilent plan) that was similar to the legacy plan and that allowed eligible employees to contribute up to ten percent of their base compensation to the purchase of Agilent common stock. Under the provisions of the Agilent plan, employee contributions were partially matched with shares contributed by Agilent. These matching shares also generally vested over two years. On June 2, 2000, all unvested matching shares of Hewlett-Packard stock held by our employees were forfeited and replaced by similar shares of Agilent common stock. Compensation expense for the matching provision for both the legacy plan and the Agilent plan was measured using the fair value of shares on the date of purchase by Hewlett-Packard for the legacy plan and by Agilent for the Agilent plan and was recognized by Agilent over the two-year vesting period. Compensation expense under both plans was $38 million in 2000, $44 million in 1999 and $33 million in 1998. Amounts from 1999 and 1998 were allocated from Hewlett-Packard. At October 31, 2000, 9,802,100 shares of Agilent common stock had been authorized for issuance under the Agilent plan and 2,748,062 of these shares had been issued.

     Effective October 31, 2000, purchases and contributions under the Agilent plan ceased. All unvested matching shares under the Agilent plan will maintain their original vesting terms based on the employee's continued employment with Agilent. Vesting of these matching shares will be completed no later than October 31, 2002.

     Effective November 1, 2000, Agilent adopted a new plan, the Agilent Technologies, Inc. Employee Stock Purchase Plan (new plan). Under the provisions of the new plan, eligible employees may contribute up to 10% of their base compensation to purchase shares of Agilent common stock at 85% of the lower of the fair market value at the entry date or purchase date as defined by the new plan. As of November 1, 2000, 35,000,000 shares of Agilent common stock were registered for issuance under the new plan.

     Incentive Compensation Plans. Prior to November 1999, certain of Agilent's employees participated in Hewlett-Packard's stock-based incentive compensation plans under which they received stock options and other equity based awards. On September 17, 1999, Agilent adopted the Agilent Technologies, Inc. 1999 Stock Plan (the Agilent stock plan) and subsequently reserved 67,800,000 shares of Agilent common stock for issuance under the plan. Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Agilent stock plan. Options granted under the Agilent stock plan may be either "incentive stock options," as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of the underlying Agilent stock on the date the stock award is granted.

     Effective June 2000, a majority of the Hewlett-Packard awards held by Agilent employees were converted to Agilent awards of equivalent value. The conversion of Hewlett-Packard options into Agilent options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange is the same, (2) the ratio of the exercise price per option to the market value per option is not reduced, and (3) the vesting provisions and options period of the replacement Agilent options are the same as the original vesting terms and option period of the Hewlett-Packard options.

     At October 31, 2000, shares available for option and restricted stock grants were 40,000,870. In 2000, discounted options totaling 27,300 shares were granted. Another 2,138,649 discounted options were granted as a result of the conversion of Hewlett-Packard awards held by Agilent employees. The stock based compensation expense related to Agilent employees' discounted options, stock appreciation rights and restricted stock was $24 million in 2000, and was not material in 1999 and 1998. Amounts for 1999 and 1998 were allocated from Hewlett-Packard.

     The following table summarizes option activity during the year ended October 31, 2000:

                                                      SHARES    WEIGHTED AVERAGE
                                                      (000)      EXERCISE PRICE
                                                      ------    ----------------
Outstanding options at the beginning of year........      --          $--
Converted from Hewlett-Packard......................  17,667           31
Granted.............................................  30,202           59
Exercised...........................................    (645)          23
Cancelled...........................................  (1,333)          59
                                                      ------          ---
Outstanding at end of year..........................  45,891          $48
                                                      ======          ===
Options exercisable at year-end.....................  10,914          $26
Weighted-average fair value of options granted and
  converted during the year.........................                  $48

     The following table summarizes information about options outstanding at October 31, 2000:

                                     OPTIONS OUTSTANDING
                          ------------------------------------------
                                         WEIGHTED-                         OPTIONS EXERCISABLE
                                          AVERAGE                      ----------------------------
                            NUMBER       REMAINING      WEIGHTED-        NUMBER        WEIGHTED-
                          OUTSTANDING   CONTRACTUAL      AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICES     (000)         LIFE       EXERCISE PRICE      (000)      EXERCISE PRICE
------------------------  -----------   -----------   --------------   -----------   --------------
$0 - 25.................     4,711       3.2 years         $ 12           4,405           $  5
$26 - 50................    25,192       8.5 years           37           6,032             33
$51 - 75................     1,645       9.3 years           65             276             61
$76 - 100...............    14,026       9.4 years           78             197             78
$101 and over...........       317       9.4 years          117               4            119
                            ------                         ----          ------           ----
                            45,891                         $ 48          10,914           $ 26
                            ======                         ====          ======           ====

     Pro Forma Information. Agilent has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation granted to Agilent employees. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

     Pro forma net earnings and net earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if Agilent had accounted for employee stock options granted to Agilent employees under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2000       1999       1998
                                                          -------    -------    -------
                                                            (1)        (2)        (2)
Risk-free interest rate.................................    5.75%      5.53%      5.38%
Dividend yield..........................................       0%      1.00%      1.00%
Volatility..............................................      67%        30%        30%
Expected option life....................................  7 years    7 years    7 years

-------------------------
(1) Assumptions for Agilent options awarded during 2000.

(2) Assumptions for Hewlett-Packard Options for the years 1999 and 1998.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 would have been to reduce Agilents' reported net earnings by $281 million in 2000, $38 million in 1999, and $20 million in 1998. Had compensation expense been recorded by Agilent in accordance with SFAS No. 123, the effect would have been to reduce basic net earnings per share by $0.63 and diluted net earnings per share by $0.62 in 2000. In comparison, the effect would have been to reduce both basic and diluted net earnings per share by $0.10 and $0.05 in 1999 and 1998, respectively. These pro forma amounts include amortized fair values attributable to options granted after October 31, 1995 only, and therefore are not representative of future pro forma amounts.

13. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

     General. Substantially all of Agilent's employees are covered under various Agilent defined benefit plans. Additionally, Agilent sponsors postretirement health care and life insurance benefits to U.S. employees.

     Spin-off from Hewlett-Packard. On or before June 2, 2000, Agilent assumed responsibility for pension, deferred profit-sharing, 401(k) and other postretirement benefits from Hewlett-Packard for current and former employees whose last work assignment prior to the distribution date was with Agilent. These current and former employees are collectively referred to as "Agilent Employees." In the U.S., the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust, was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan (the "Group Trust") and a pro rata share of the assets of the Group Trust were assigned to the Agilent Retirement Plan Trust and the Agilent Deferred Profit-Sharing Trust. Outside the U.S., generally, a pro rata share of the Hewlett-Packard pension assets, if any, were transferred or otherwise assigned to the Agilent entity in accordance with local law or practice. The pro rata share was in the same proportion as the projected benefit obligation for Agilent Employees was to the total projected benefit obligation of Hewlett-Packard and Agilent combined. For all the periods presented, the consolidated financial statements include the trust assets, liabilities and expenses that were assigned to Agilent.

     Pension and deferred profit-sharing plans. Worldwide pension and deferred profit-sharing costs were $88 million in 2000, $142 million in 1999 and $123 million in 1998. 1999 and 1998 amounts were allocations from Hewlett-Packard Plans.

     U.S. employees who meet eligibility criteria are provided benefits under Agilent's Retirement Plan ("Retirement Plan"). Defined benefits are generally based on an employee's average pay during the final five years of employment and length of service. For eligible service through October 31, 1993, the benefit payable under the defined benefit plan is reduced by any amounts due to the eligible employee under Agilent's fixed and frozen defined contribution deferred profit-sharing plan (DPSP), which has been closed to new participants.

     The combined status of the Retirement Plan and DPSP for U.S. Agilent Employees follows.

                                                               OCTOBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN MILLIONS)
Fair value of plan assets..................................  $2,379    $1,907
Retirement benefit obligation..............................  $2,309    $1,864

     Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

     Postretirement Benefit Plans. In addition to receiving pension benefits, Agilent Employees may participate in Agilent's medical and life insurance plans that provide benefits to U.S. retired employees. Substantially all of Agilent's current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service.

     401(k) plan. Agilent's U.S. eligible employees may participate in Agilent Savings Accumulation Plan (ASAP), a clone of the Tax Savings Capital Accumulation Plan (TAXCAP), as of June 2, 2000, which was established as a supplemental retirement program. Hewlett-Packard's savings plans' assets and liabilities related to Agilent Employees were transferred to Agilent effective June 2, 2000. Beginning February 1, 1998, enrollment in TAXCAP/ASAP became automatic for employees who meet eligibility requirements unless they decline participation. Under the TAXCAP/ASAP program, Agilent matches contributions by employees up to a maximum of 4 percent of an employee's annual compensation. Prior to November 1, 2000, the maximum combined contribution to the Employee Stock Purchase Plan and ASAP was 25 percent of an employee's annual eligible compensation subject to certain regulatory and plan limitations. Agilent's expense related to TAXCAP/ASAP was $54 million in 2000, $49 million in 1999 and $47 million in 1998. 1999 and 1998 amounts were allocations from Hewlett-Packard.

     Components of net periodic cost. For the years ended October 31, 2000, 1999 and 1998, net pension and postretirement benefit costs for Agilent are comprised of:

                                                                 PENSIONS
                                                  ---------------------------------------    U.S. POSTRETIREMENT
                                                      U.S. PLANS         NON-U.S. PLANS         BENEFIT PLANS
                                                  ------------------   ------------------   ---------------------
                                                  2000   1999   1998   2000   1999   1998   2000    1999    1998
                                                  ----   ----   ----   ----   ----   ----   -----   -----   -----
                                                                           (IN MILLIONS)
Service cost -- benefits earned during the
  period........................................  $ 74   $ 72   $ 69   $ 51   $ 54   $ 40   $ 10    $ 10     $10
Interest cost on benefit obligation.............    35     25     20     39     38     33     18      14      13
Expected return on plan assets..................   (51)   (30)   (25)   (58)   (57)   (41)   (33)    (17)    (15)
Amortization and deferrals:
  Actuarial (gain) loss.........................   (12)     3     --     (1)    (4)   (11)   (10)     (6)     (4)
  Transition obligation (asset).................    (3)    (3)    (3)    --     --     --     --      --      --
  Prior service cost............................     2      2      2      1      1      1     (4)     (3)     (4)
                                                  ----   ----   ----   ----   ----   ----   ----    ----     ---
Net plan costs..................................  $ 45   $ 69   $ 63   $ 32   $ 32   $ 22   $(19)   $ (2)    $--
                                                  ====   ====   ====   ====   ====   ====   ====    ====     ===

     Funded status. As of October 31, 2000 and 1999 (assigned to Agilent), the funded status of the defined benefit and postretirement benefit plans is:

                                            U.S. DEFINED     NON-U.S. DEFINED     U.S. POSTRETIREMENT
                                            BENEFIT PLANS      BENEFIT PLANS         BENEFIT PLANS
                                            -------------    -----------------    --------------------
                                            2000     1999     2000      1999        2000        1999
                                            -----    ----    ------    -------    --------    --------
                                                                  (IN MILLIONS)
Change in fair value of plan assets:
  Fair value -- beginning of year.........  $ 477    $343     $706      $ 705      $ 306       $ 189
  Addition of plans.......................     --      --       --          7         --          --
  Actual return on plan assets............    172     152       99         48        110          79
  Employer contributions..................     13      60       84         65         --           1
  Participants' contributions.............     --      --        7          8          5           4
  Change in population estimate...........     16     (60)       8       (100)        15          40
  Benefits paid...........................    (23)    (18)     (10)       (15)       (10)         (7)
  Currency impact.........................     --      --      (87)       (12)        --          --
                                            -----    ----     ----      -----      -----       -----
  Fair value -- end of year...............    655     477      807        706        426         306
                                            -----    ----     ----      -----      -----       -----
Change in benefit obligation:
  Benefit obligation -- beginning of
     year.................................    434     420      773        750        238         204
  Addition/reclassification of plans......     --      --       --          6         14          --
  Service cost............................     74      72       51         54         10          10
  Interest cost...........................     35      25       39         38         18          14
  Participants' contributions.............     --      --       --         --          5           4
  Plan amendment..........................     --      --       --         --         59          --
  Change in population estimate...........     12     (40)       7        (99)         5          31
  Actuarial (gain) loss...................     53     (25)      48         35        (22)        (18)
  Benefits paid...........................    (23)    (18)     (10)       (15)       (10)         (7)
  Currency impact.........................     --      --      (87)         4         --          --
                                            -----    ----     ----      -----      -----       -----
  Benefit obligation -- end of year.......    585     434      821        773        317         238
                                            -----    ----     ----      -----      -----       -----
Plan assets in excess of (less than)
  benefit obligation......................     70      43      (14)       (67)       109          68
Unrecognized net actuarial (gain) loss....   (160)    (97)     102        105       (304)       (199)
Unrecognized prior service cost (benefit)
  related to plan changes.................     10      11        8         10          3         (58)
Unrecognized net transition asset*........     --      (3)      (1)        (1)        --          --
                                            -----    ----     ----      -----      -----       -----
Net prepaid (accrued) costs...............  $ (80)   $(46)    $ 95      $  47      $(192)      $(189)
                                            =====    ====     ====      =====      =====       =====

-------------------------
* Amortized over 15 years for the U.S. plan and over periods ranging from 10 to 22 years for the non-U.S. plans.

  Plan assets consist primarily of listed stocks and bonds.

  Defined benefit plans whose benefit obligations are in excess of the fair value of the plan assets are:

                                                                           NON-U.S.
                                                       U.S. EXCESS         DEFINED
                                                      BENEFIT PLANS     BENEFIT PLANS
                                                       OCTOBER 31,       OCTOBER 31,
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
                                                      (IN MILLIONS)     (IN MILLIONS)
Aggregate benefit obligation........................  $(50)    $(22)    $(541)   $(681)
Aggregate fair value of plan assets.................    --       --       506      608

     The non-current portion of the liability for retirement and postretirement benefits plans is included in other liabilities and totaled $221 million at October 31, 2000 and $239 million at October 31, 1999.

     Assumptions. The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for Agilent's defined benefit and postretirement benefit plans are:

                                                                   YEARS ENDED OCTOBER 31,
                                                             ------------------------------------
                                                               2000         1999          1998
                                                             ---------    ---------    ----------
U.S. defined benefit plan:
  Discount rate............................................        7.5%        7.25%          6.5%
  Average increase in compensation levels..................        6.0%         5.0%          5.0%
  Expected long-term return on assets......................        9.0%         9.0%          9.0%
Non-U.S. defined benefit plans:
  Discount rate............................................  3.0 - 6.5%   3.3 - 6.0%    3.0 - 6.5%
  Average increase in compensation levels..................  3.5 - 5.5%   3.5 - 5.3%   3.75 - 5.0%
  Expected long-term return on assets......................  6.1 - 8.5%   6.1 - 8.5%    6.5 - 8.5%
U.S. postretirement benefits plans:
  Discount rate............................................        7.5%        7.25%          6.5%
  Expected long-term return on assets......................        9.0%         9.0%          9.0%
  Current medical cost trend rate..........................       7.75%         8.2%         8.65%
  Ultimate medical cost trend rate.........................        5.5%         5.5%          5.5%
  Medical cost trend rate decreases to ultimate rate in
     year..................................................       2007         2007          2007

     Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates for the year ended October 31, 2000 would have the following effects:

                                                    1 PERCENTAGE      1 PERCENTAGE
                                                   POINT INCREASE    POINT DECREASE
                                                   --------------    --------------
                                                            (IN MILLIONS)
Effect on total service and interest cost
  components.....................................       $ 6               $ (4)
Effect on postretirement benefit obligations.....        44                (34)

14. TRANSACTIONS WITH HEWLETT-PACKARD

     On June 2, 2000, all Agilent shares owned by Hewlett-Packard were distributed as a stock dividend to Hewlett-Packard shareholders of record as of May 2, 2000. As a result of this action, Hewlett-Packard is no longer a related party to Agilent as of June 2, 2000.

     Agilent's net revenue from sales of products to Hewlett-Packard was $341 million for the period from November 1, 1999 through June 2, 2000. Agilent's net revenue from sales of products to Hewlett-Packard was $832 million in 1999 and $696 million in 1998.

     In 2000, 1999 and 1998, Agilent purchased certain products from Hewlett-Packard. These products were purchased for inclusion in Agilent products sold to third parties and for internal use. In 2000, Agilent purchased products from Hewlett-Packard at prices that management believes approximated the prices an unrelated party would have paid. These purchases from Hewlett-Packard amounted to approximately $122 million in the period from November 1, 1999 through June 2, 2000. Agilent purchased products from Hewlett-Packard in the amount of $61 million in 1999 and $86 million in 1998. Purchases from Hewlett-Packard at cost for internal use totaled $99 million in 1999 and $65 million in 1998.

     Agilent's costs and expenses during the years ended October 31, 1999 and 1998 included allocations from Hewlett-Packard for centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other Hewlett-Packard corporate and infrastructure costs. These allocations were determined on bases that Hewlett-Packard and Agilent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Agilent. The allocation methods included relative sales, headcount, square footage, transaction processing costs, adjusted operating expenses and others. Allocated costs included in the accompanying consolidated statements of earnings for the years ended October 31, 1999 and 1998 follow.

                                                               YEARS ENDED
                                                               OCTOBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Costs of products and services..............................  $188     $197
Research and development....................................   150      143
Selling, general and administrative.........................   432      440

     Agilent has entered into interim service level agreements with Hewlett-Packard covering the provision of various services, including information technology, financial, accounting, building, legal and other services by Hewlett-Packard to Agilent or, in some circumstances, vice versa. These services are generally being provided for fees equal to the actual direct and indirect costs of providing the services plus 5%. The interim service level agreements generally have a term of two years or less from the date of separation from Hewlett-Packard. However, some interim service level agreements, including those for building services and information technology services, may be extended beyond the initial two-year period. If these agreements are extended, their terms will be changed in order that the lessor will receive fair market rental value for the rental component of the building services and cost plus 10% for information technology and other services and non-rental components of building services. The total cost of services Agilent received from Hewlett-Packard was approximately $267 million from November 1, 1999 through June 2, 2000. The total cost of services Hewlett-Packard received from Agilent was approximately $95 million in the same period.

     For purposes of governing certain of the ongoing relationships between Agilent and Hewlett-Packard at November 1, 1999 (the separation date) and thereafter, Agilent and Hewlett-Packard have entered into various agreements. A brief description of each of the agreements follows. Each of these agreements was filed as exhibits to Agilent's Registration Statement on Form S-1.

     Master Separation and Distribution Agreement. The separation agreement contains the key provisions relating to the separation, Agilent's initial funding, initial public offering and the distribution. The agreement lists the documents and items that the parties had to deliver in order to accomplish the transfer of assets and liabilities from Hewlett-Packard to Agilent, effective on the separation date. The agreement also contains conditions that had to occur prior to the initial public offering and the distribution. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in their accounting principles and resolve disputes in particular ways.

     General Assignment and Assumption Agreement. The General Assignment and Assumption Agreement identifies the assets that Hewlett-Packard transferred to Agilent and the liabilities that Agilent assumed from Hewlett-Packard in the separation. In general, the assets that were transferred and the liabilities that were assumed are those that appear on the consolidated balance sheet at October 31, 1999, after adjustment for certain assets and liabilities that were retained by Hewlett-Packard.

     Indemnification and Insurance Matters Agreement. Effective as of the separation date, Agilent and Hewlett-Packard each released the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Agilent and Hewlett-Packard will each indemnify the other from all liabilities arising from its business, any of its liabilities, any of its contracts or a breach of the separation agreement. In addition, Hewlett-Packard and Agilent will each indemnify the other against liability for specified environmental matters. Agilent reimbursed Hewlett-Packard for the cost of any insurance coverage from the separation date to the distribution date.

     Employee Matters Agreement. The Employee Matters Agreement allocates responsibility for, and liability related to, the employment of those employees of Hewlett-Packard who have become Agilent employees. The agreement also contains provisions describing Agilent's benefit and equity plans. Agilent established employee benefit plans comparable to those of Hewlett-Packard for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the Hewlett-Packard benefit plans. The transfer to Agilent of employees at certain of Hewlett-Packard's international operations, and of certain pension and employee benefit plans, may not take place until Agilent receives consents or approvals or has satisfied other applicable requirements.

     Tax Sharing Agreement. The tax sharing agreement provides for Hewlett-Packard's and Agilent's obligations concerning various tax liabilities. The tax sharing agreement provides that Hewlett-Packard generally will pay, and indemnify Agilent if necessary, for all federal, state, local and foreign taxes relating to Agilent's business for any taxable period ending prior to the separation date. In addition, the tax sharing agreement provides that Hewlett-Packard and Agilent make payments between them such that the amount of taxes to be paid by Hewlett-Packard and Agilent after the separation date will be determined, subject to specified adjustments, as if Hewlett-Packard and Agilent and each of their subsidiaries included in Hewlett-Packard's consolidated tax returns had filed their own consolidated, combined or unitary tax return for that period. For U.S. federal income tax purposes, such consolidated return period is November 1, 1999 through June 2, 2000.

     The tax sharing agreement allocates responsibility for various taxes arising from restructurings related to the spinoff between Hewlett-Packard and Agilent. In addition, Agilent will bear 18% of unanticipated taxes related to the distribution where neither party is at fault.

     The tax sharing agreement provides that Agilent will indemnify Hewlett-Packard for any taxes arising out of the failure of the distribution or certain of the transactions related to it to qualify as tax free as a result of actions taken, or the failure to take required actions, by Agilent. Specifically, Agilent is required under the tax sharing agreement to comply with the representations made to the Internal Revenue Service (IRS) in connection with the private letter ruling that has been issued to Hewlett-Packard from the IRS regarding the tax-free nature of the distribution of Agilent's stock by Hewlett-Packard to Hewlett-Packard's stockholders.

     The tax sharing agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

     Real Estate Matters Agreement. The Real Estate Matters Agreement addresses real estate matters relating to the Hewlett-Packard leased and owned properties that Hewlett-Packard transferred to or shares with Agilent. The agreement describes the manner in which Hewlett-Packard transferred to or shares with Agilent various leased and owned properties. The Real Estate Matters Agreement also provided that all costs required to effect the transfers, including landlord consent fees, landlord attorneys' fees, title insurance fees and transfer taxes, were paid by Hewlett-Packard.

     Master IT Service Level Agreement. The Master IT Service Level Agreement governs the provision of information technology services by Hewlett-Packard and Agilent to each other, on an interim basis, until November 1, 2001, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% until November 1, 2001 and such costs plus 10% thereafter. The Master IT Service Level Agreement also covers the provision of certain additional information technology services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt the providing company's operations or significantly increase the scope of the agreement.

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

     Intellectual Property Agreements. The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement, the Master Trademark Ownership and License Agreement and the ICBD Technology Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, Hewlett-Packard transferred to Agilent its rights in specified patents, specified trademarks and other intellectual property related to Agilent's current business and research and development efforts. Hewlett-Packard and Agilent each are licensed under the other's patents issued on patent applications with effective filing dates before November 1, 2004, subject to field restrictions. Hewlett-Packard and Agilent are also licensed to use technology that has been disclosed to such licensed company or that is in the licensed company's possession as of the separation date, with certain limitations. The agreements include certain rights to sublicense for both parties. Agilent is licensed to use some Hewlett-Packard trademarks, and this license is royalty-bearing after five years.

     Environmental Matters Agreement. Hewlett-Packard has agreed to retain and indemnify Agilent for liabilities associated with properties transferred to Agilent which are undergoing environmental investigation and remediation and for which Hewlett-Packard had accrued a reserve as of the separation date. The purpose of the environmental Matters Agreement is to address, in a general way, Hewlett-Packard's and Agilent's rights and obligations with respect to that investigation and remediation.

15. NOTE PAYABLE AND SHORT-TERM DEBT

     Notes payable and short-term debt. Notes payable and short-term debt as of October 31, 2000 consisted of notes payable to banks of $106 million and other short-term debt of $4 million dollars. The average interest rate for the notes payable to banks is 7.0%. For 1999, there were no notes payable or short-term debt balances as working capital needs were provided by Hewlett-Packard.

     Line of Credit. In November 1999, Agilent executed two revolving credit agreements totaling $500 million, with $250 million expiring in one year and $250 million expiring in five years. Interest is based on the Citicorp base rate, a margin over LIBOR, or a fixed rate based on competitive bids. Under the agreements, Agilent must not exceed a defined debt to earnings ratio. As of November 3, 2000, the Company has executed an amended and restated agreement for $250 million expiring in one year. The five year revolving credit line was extended for an additional year on November 5, 2000.

16. COMMITMENTS

     Operating lease commitments. Agilent leases certain real and personal property from unrelated third parties under noncancelable operating leases. Future minimum lease payments under these leases at

October 31, 2000 were $79 million for 2001, $74 million for 2002, $62 million for 2003, $55 million for 2004, $50 million for 2005 and $44 million thereafter. Certain leases require Agilent to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $74 million in 2000, $107 million in 1999 and $111 million in 1998.

     Transition service agreements. Since November 1999, Agilent obtains various services from Hewlett-Packard. See Note 14, "Transactions with Hewlett-Packard."

     Agilent Technologies Japan. On July 6, 1999, Hewlett-Packard entered into an agreement with Yokogawa to acquire Yokogawa's 25% equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. Under the terms of the separation agreement, Agilent assumed Hewlett-Packard's obligations. Agilent has purchased approximately 20.8% of Agilent Technologies Japan Ltd. shares from Yokogawa for $422 million as of October 31, 2000. Agilent will purchase the remaining 4.2% by January 31, 2001 for approximately $111 million.

17. CONTINGENCIES

     Agilent is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, that arise in the ordinary course of business. There are no such matters pending that Agilent expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows. See Note 14, "Transactions with Hewlett-Packard," for a discussion of Agilent's indemnification agreement with Hewlett-Packard.

18. SEGMENT INFORMATION

     Description of segments. Agilent is a diversified technology company that provides enabling solutions to customers in high growth markets within the communications, electronics, life sciences and healthcare industries. Agilent designs and manufactures test, measurement and monitoring instruments, systems and solutions and semiconductors and optical components.

     Agilent organizes its business operations into four major groups-test and measurement, semiconductor products, healthcare solutions and chemical analysis, each of which comprises a reportable segment. The segments were determined based primarily on how management views and evaluates Agilent's operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining Agilent's reportable segments. Agilent measures segment performance based on earnings from operations.

     Agilent includes the following businesses:

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

     A significant portion of the segments' expenses arise from shared services and infrastructure that Agilent (Hewlett-Packard for 1999 and 1998) has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other Agilent corporate (Hewlett-Packard in 1999 and 1998) and infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on bases that Agilent considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. A different result could be arrived at for any segment if costs were specifically identified to each segment.

     The following tables reflect the results of Agilent's reportable segments under Agilent's management system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics, including earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.

                                     TEST AND      SEMICONDUCTOR    HEALTHCARE    CHEMICAL     TOTAL
                                    MEASUREMENT      PRODUCTS       SOLUTIONS     ANALYSIS    SEGMENTS
                                    -----------    -------------    ----------    --------    --------
                                                              (IN MILLIONS)
YEAR ENDED OCTOBER 31, 2000:
External revenue..................    $6,108          $2,213          $1,412       $1,040     $10,773
Internal revenue..................        --              51              --           --          51
                                      ------          ------          ------       ------     -------
Total net revenue.................    $6,108          $2,264          $1,412       $1,040     $10,824
                                      ======          ======          ======       ======     =======
Depreciation and amortization
  expense.........................    $  168          $  142          $   34       $   23     $   367
                                      ======          ======          ======       ======     =======
Earnings (loss) from operations...    $  898          $  270          $  (96)      $   24     $ 1,096
                                      ======          ======          ======       ======     =======
YEAR ENDED OCTOBER 31, 1999:
External revenue..................    $4,082          $1,722          $1,501       $1,026     $ 8,331
Internal revenue..................         4              40               1           --          45
                                      ------          ------          ------       ------     -------
Total net revenue.................    $4,086          $1,762          $1,502       $1,026     $ 8,376
                                      ======          ======          ======       ======     =======
Depreciation and amortization
  expense.........................    $  152          $  156          $   35       $   16     $   359
                                      ======          ======          ======       ======     =======
Earnings from operations..........    $  377          $  133          $  125       $  112     $   747
                                      ======          ======          ======       ======     =======
YEAR ENDED OCTOBER 31, 1998:
External revenue..................    $4,100          $1,574          $1,340       $  938     $ 7,952
Internal revenue..................        --              39              --           --          39
                                      ------          ------          ------       ------     -------
Total net revenue.................    $4,100          $1,613          $1,340       $  938     $ 7,991
                                      ======          ======          ======       ======     =======
Depreciation and amortization
  expense.........................    $  133          $  205          $   28       $   15     $   381
                                      ======          ======          ======       ======     =======
Earnings (loss) from operations...    $  348          $ (106)         $   62       $   75     $   379
                                      ======          ======          ======       ======     =======

RECONCILIATION TO AGILENT, AS REPORTED.

                                                                YEARS ENDED OCTOBER 31,
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    ------    ------
                                                                     (IN MILLIONS)
Net revenue:
  Total reportable segments.................................  $10,824    $8,376    $7,991
  Elimination of internal revenue...........................      (51)      (45)      (39)
                                                              -------    ------    ------
     Total net revenue, as reported.........................  $10,773    $8,331    $7,952
                                                              =======    ======    ======
Earnings before taxes:
  Total reportable segments' earnings from operations.......  $ 1,096    $  747    $  379
  Corporate and unallocated.................................      (43)       (6)       63
  Other income (expense), net...............................      111        46       (46)
                                                              -------    ------    ------
     Total earnings before taxes, as reported...............  $ 1,164    $  787    $  396
                                                              =======    ======    ======
Depreciation and amortization expense:
  Total reportable segments.................................  $   367    $  359    $  381
  Corporate and unallocated.................................      128       116        96
                                                              -------    ------    ------
     Total depreciation and amortization expense, as
       reported.............................................  $   495    $  475    $  477
                                                              =======    ======    ======

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

     Major customers. No customer represented 10% or more of Agilent's total net revenue in 2000 and 1998. In 1999, Hewlett-Packard accounted for approximately 10% of Agilent's total net revenue. See Note 14, "Transactions with Hewlett-Packard." No other customer represented 10% or more of Agilent total net revenue in any period presented.

     Segment assets and other items. Segment assets directly managed by the segment primarily consist of account receivable, inventory, property, plant and equipment and certain other current and non-current assets. In some cases, several segments may occupy the same location and therefore will share a common building and certain machinery and equipment. In these cases, there will not be a precise correlation between a segment's earnings from operations and the segment's assets. Capital expenditures for each segment also reflect the asset assignment by segment.

     Corporate-held assets not allocated to the segments include property, plant and equipment assigned to corporate functions, equity investments managed at the corporate level, cash held at corporate, deferred tax assets and other current and non-current assets managed at the corporate level.

     The equity investment totals disclosed for each segment represent equity investments directly managed by the segment.

                                     TEST AND      SEMICONDUCTOR    HEALTHCARE    CHEMICAL     TOTAL
                                    MEASUREMENT      PRODUCTS       SOLUTIONS     ANALYSIS    SEGMENTS
                                    -----------    -------------    ----------    --------    --------
                                                              (IN MILLIONS)
AS OF OCTOBER 31, 2000:
Assets............................    $3,637          $1,565           $794         $595       $6,591
Capital expenditures,
  year-to-date....................       389             161             21           21          592
Investment in equity-method
  investees.......................        16              46             --           20           82
AS OF OCTOBER 31, 1999:
Assets............................    $2,555          $1,014           $958         $528       $5,055
Capital expenditures,
  year-to-date....................       185              96             15            9          305
Investment in equity-method
  investees.......................        13              15             --           12           40
AS OF OCTOBER 31, 1998:
Assets............................    $2,188          $1,134           $847         $517       $4,686
Capital expenditures,
  year-to-date....................       155             162             22            8          347
Investment in equity-method
  investees.......................        11              19             --           --           30

RECONCILIATION TO AGILENT, AS REPORTED.

                                                                  OCTOBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Assets:
  Total reportable segments..............................  $6,591    $5,055    $4,686
  Unallocated corporate assets...........................   1,834       389       301
                                                           ------    ------    ------
  Total assets, as reported..............................  $8,425    $5,444    $4,987
                                                           ======    ======    ======

GEOGRAPHIC INFORMATION.

                                                       UNITED              REST OF THE
                                                       STATES    JAPAN        WORLD        TOTAL
                                                       ------    ------    -----------    -------
                                                                     (IN MILLIONS)
Revenue (based on location of customer):
  Year ended October 31, 2000........................  $4,766    $1,140      $4,867       $10,773
  Year ended October 31, 1999........................   3,735       874       3,722         8,331
  Year ended October 31, 1998........................   3,623       880       3,449         7,952
Long-lived assets (all non-current assets):
  October 31, 2000...................................  $1,470    $  356      $  944       $ 2,770
  October 31, 1999...................................   1,147       258         501         1,906
  October 31, 1998...................................   1,180       242         490         1,912

19. SUBSEQUENT EVENTS

     On November 17, 2000, Agilent agreed to sell its healthcare solutions business to Koninklijke Philips Electronics, N.V. (Philips) for approximately $1.7 billion. Most of Agilent's healthcare solutions business' operational facilities and certain of its associated assets and liabilities will transfer to Philips. Virtually all employees of Agilent's healthcare solutions business, including 100 percent of the healthcare solutions business-dedicated infrastructure employees, will be offered employment by Philips or transferred to Philips, subject to local statutory laws. The estimated amount of net assets to be transferred is $400 million. Agilent will be restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years. The sale is expected to be completed by mid-calendar year 2001 subject to customary regulatory approvals and other closing conditions.

     On January 5, 2001, Agilent acquired Objective Systems Integrators, Inc.
(OSI) for approximately $684 million in cash. OSI is a leading provider of next-generation operations-support-system software for communications service providers and will become part of Agilent's test and measurement business.

                               QUARTERLY SUMMARY
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                -------------------------------------------------------------------
                                                  JANUARY 31      APRIL 30          JULY 31            OCTOBER 31
                                                ---------------   ---------   --------------------   --------------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2000
Net revenue...................................        $2,246         $2,485                 $2,670           $3,372
Cost of products and services and other.......        $1,160         $1,261                 $1,369           $1,732
Earnings from operations......................         $ 171          $ 214                  $ 210            $ 458
Net earnings..................................         $ 131          $ 166                  $ 155            $ 305
Basic net earnings per share..................        $ 0.30         $ 0.37                 $ 0.34           $ 0.67
Diluted net earnings per share................        $ 0.30         $ 0.36                 $ 0.34           $ 0.66
Average shares used in computing basic net
  earnings per share..........................           439            452                    453              454
Average shares used in computing diluted net
  earnings per share..........................           440            457                    461              462
Range of closing stock prices on NYSE.........  $40 - 79 1/4      $71 - 159      $40 3/4 - 100 3/4   $38 13/16 - 63

1999
Net revenue...................................        $1,786         $2,010                 $2,087           $2,448
Cost of products and services and other.......         $ 974         $1,019                 $1,103           $1,292
Earnings from operations......................         $ 101          $ 240                  $ 195            $ 205
Net earnings..................................        $   74          $ 157                  $ 135            $ 146
Basic and diluted net earnings per share......        $ 0.19         $ 0.41                 $ 0.36           $ 0.39
Average shares used in computing basic and
  diluted net earnings per share..............           380            380                    380              380

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AGILENT TECHNOLOGIES, INC.
Date: January 17, 2001

                                        By /s/    D. CRAIG NORDLUND
                                        ----------------------------------------
                                                   D. Craig Nordlund
                                         Senior Vice President, General Counsel
                                                     and Secretary

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

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----
               /s/ EDWARD W. BARNHOLT                  President, Chief Executive      January 12, 2001
-----------------------------------------------------     Officer and Director
                 Edward W. Barnholt                       (Principal Executive
                                                                Officer)

                /s/ GERALD GRINSTEIN                     Chairman of the Board         January 16, 2001
-----------------------------------------------------         of Directors
                  Gerald Grinstein

                /s/ ROBERT R. WALKER                    Executive Vice President       January 12, 2001
-----------------------------------------------------     and Chief Financial
                  Robert R. Walker                         Officer (Principal
                                                           Financial Officer)

                /s/ DOROTHY D. HAYES                   Vice President, Controller      January 12, 2001
-----------------------------------------------------     and Chief Accounting
                  Dorothy D. Hayes                         Officer (Principal
                                                          Accounting Officer)

                 /s/ JAMES G. CULLEN                            Director               January 12, 2001
-----------------------------------------------------
                   James G. Cullen

               /s/ THOMAS E. EVERHART                           Director               January 12, 2001
-----------------------------------------------------
                 Thomas E. Everhart

                /s/ ROBERT J. HERBOLD                           Director               January 10, 2001
-----------------------------------------------------
                  Robert J. Herbold

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----
                /s/ WALTER B. HEWLETT                           Director               January 14, 2001
-----------------------------------------------------
                  Walter B. Hewlett

                   /s/ HEIDI KUNZ                               Director               January 14, 2001
-----------------------------------------------------
                     Heidi Kunz

                /s/ DAVID M. LAWRENCE                           Director               January 14, 2001
-----------------------------------------------------
               David M. Lawrence, M.D.

                                                                Director
-----------------------------------------------------
                    A. Barry Rand

                /s/ RANDALL L. TOBIAS                           Director               January 10, 2001
-----------------------------------------------------
                  Randall L. Tobias

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Master Separation and Distribution Agreement between
          Hewlett-Packard and the Company effective as of August 12,
          1999. Incorporated by reference from Exhibit 2.1 of the
          Company's Registration Statement on Form S-1, Registration
          No. 333-85249 ("S-1").
 2.2      General Assignment and Assumption Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company's S-1.
 2.3      Master Technology Ownership and License Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company's S-1.
 2.4      Master Patent Ownership and License Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company's S-1.
 2.5      Master Trademark Ownership and License Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company's S-1.
 2.6      ICBD Technology Ownership and License Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company's S-1.
 2.7      Employee Matters Agreement between Hewlett-Packard and the
          Company. Incorporated by reference from Exhibit 2.7 of the
          Company's S-1.
 2.8      Tax Sharing Agreement between Hewlett-Packard and the
          Company. Incorporated by reference from Exhibit 2.8 of the
          Company's S-1.
 2.9      Master IT Service Level Agreement between Hewlett-Packard
          and the Company. Incorporated by reference from Exhibit 2.9 of the Company's S-1.
 2.10     Real Estate Matters Agreement between Hewlett-Packard and
          the Company. Incorporated by reference from Exhibit 2.10 of the Company's S-1.
 2.11     Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company's S-1.
 2.12     Master Confidential Disclosure Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company's S-1.
 2.13     Indemnification and Insurance Matters Agreement between
          Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company's S-1.
 2.14     Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's S-1.
 2.15     Five Year Credit Agreement dated as of November 5, 1999.
          Incorporated by reference from Exhibit 2.15 of the Company's
          S-1.
 2.16     Amended and Restated 364-Day Credit Agreement dated November
          3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company's Form SC TO-T/A as filed with the Commission on
          January 3, 2001.
 3.1      Amended and Restated Certificate of Incorporation.
          Incorporated by reference from Exhibit 3.1 of the Company's
          S-1.
 3.2      Bylaws. Incorporated by reference from Exhibit 3.2 of the
          Company's S-1.
 4.1      Preferred Stock Rights Agreement between the Company and
          Harris Trust and Savings Bank dated as of May 12, 2000.
          Incorporated by reference from Exhibit 1 of the Company's
          Form 8-A, filed on May 17, 2000.
10.1      Employee Stock Purchase Plan. Incorporated by reference from
          Exhibit 10.1 of the Company's S-1.*
10.2      1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's S-1.*
10.3      1999 Non-Employee Director Stock Plan. Incorporated by
          reference from Exhibit 10.3 of the Company's S-1.*
10.4      Yokogawa Electric Corporation and Hewlett-Packard Company
          Agreement for the Redemption and Sale of Shares and
          Termination of Joint Venture Relationship. Incorporated by
          reference from Exhibit 10.4 of the Company's S-1.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.5      Form of Indemnification Agreement entered into by the
          Company with each of its directors and executive officers.
          Incorporated by reference from Exhibit 10.5 of the Company's
          S-1.*
10.6      Executive Deferred Compensation Plan. Incorporated by
          reference from the Company's Form 10-K filed January 25,
          2000.*
10.7      Employee Stock Purchase Plan. Incorporated by reference from the Company's Form S-8 filed September 29, 2000.*
21.1      Subsidiaries of the Company as of October 31, 2000.
23.1      Consent of Independent Accountants.
24.1      Powers of Attorney. Contained in the signature page of this
          Annual Report on Form 10-K.

-------------------------
* Indicates management contract or compensatory plan, contract or arrangement.