Form 10-Q
period 2001-01-31
AGILENT TECHNOLOGIES INC
filed 2001-03-19
CIK 1090872

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended January 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______________ to_________________

                        Commission file number: 001-15405

                           AGILENT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              77-0518772
------------------------------                             -------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

395 Page Mill Road, Palo Alto, California                        94306
------------------------------------------                     ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (650) 752-5000
                                                     --------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at January 31, 2001
-----------------------------                  -------------------------------
Common Stock, $0.01 par value                       456,769,737 shares

                  AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                           Page Number
                                                                                           -----------
Part I.       Financial Information                                                             3

Item 1.       Financial Statements                                                              3

              Condensed Consolidated Balance Sheet (Unaudited) as of January 31, 2001
                and October 31, 2000                                                            3

              Condensed Consolidated Statement of Earnings (Unaudited) for the
                Quarters ended January 31, 2001 and January 31, 2000                            4

              Condensed Consolidated Statement of Cash Flows (Unaudited) for the
                Quarters ended January 31, 2001 and January 31, 2000                            5

              Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                      6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                        28

Part II.      Other Information                                                                 29

Item 1.       Legal Proceedings                                                                 29

Item 4.       Submission of Matters to a Vote of Security Holders                               29

Item 6.       Exhibits and Reports on Form 8-K                                                  29

              Signature                                                                         30

              Exhibit Index                                                                     31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                   Agilent Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                   (Unaudited)
                (in millions, except par value and share amounts)



                                                                          Jan. 31,      Oct. 31,
                                                                           2001           2000
                                                                          --------      --------
ASSETS
Current assets:

   Cash and cash equivalents ........................................     $   433       $   996
   Accounts receivable, net .........................................       2,130         2,201
   Inventories.......................................................       2,129         1,853
   Other current assets .............................................         769           605
                                                                          -------       -------
      Total current assets ..........................................       5,461         5,655
Property, plant and equipment, net ..................................       1,821         1,741
Goodwill and other intangible assets, net ...........................       1,213           557
Other assets ........................................................         713           472
                                                                          -------       -------
Total assets ........................................................     $ 9,208       $ 8,425
                                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable .................................................     $   711       $   857
   Notes payable and short-term borrowings ..........................         556           110
   Employee compensation and benefits ...............................         640           699
   Deferred revenue .................................................         405           372
   Accrued taxes and other accrued liabilities ......................         758           720
                                                                          -------       -------
      Total current liabilities .....................................       3,070         2,758
Other liabilities ...................................................         597           402

Commitments and contingencies

Stockholders' equity:

   Preferred stock; $.01 par value; 125,000,000 shares
      authorized; none issued and outstanding .......................          --            --
   Common stock; $.01 par value; 2,000,000,000 shares
      authorized; 456,770,000 shares at January 31, 2001 and
      453,976,000 shares at October 31, 2000 issued and outstanding..           5             5
   Additional paid-in capital .......................................       4,592         4,508
   Retained earnings ................................................         911           757
   Other comprehensive income (loss) ................................          33            (5)
                                                                          -------       -------
      Total stockholders' equity ....................................       5,541         5,265
                                                                          -------       -------
Total liabilities and stockholders' equity ..........................     $ 9,208       $ 8,425
                                                                          =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
                  Condensed Consolidated Statement of Earnings

                                   (Unaudited)
                     (in millions, except per share amounts)



                                                                   Three Months Ended
                                                                      January 31,
                                                                ----------------------
                                                                   2001           2000
                                                                -------        -------
Net revenue:

   Products .............................................       $ 2,516        $ 1,940
   Services and other ...................................           325            306
                                                                -------        -------
      Total net revenue .................................         2,841          2,246
                                                                -------        -------
Costs and expenses:

   Cost of products .....................................         1,267            976
   Cost of services and other ...........................           182            184
   Research and development .............................           372            290
   Selling, general and administrative ..................           741            625
                                                                -------        -------
      Total costs and expenses ..........................         2,562          2,075
                                                                -------        -------

Earnings from operations ................................           279            171
Other income (expense), net .............................            19             31
                                                                -------        -------
Earnings before taxes and cumulative effect of a change
  in accounting principle ...............................           298            202
Provision for taxes .....................................           119             71
                                                                -------        -------
Net earnings before cumulative effect of a change
  in accounting principle ...............................       $   179        $   131

Cumulative effect of adopting SFAS No. 133, net of tax ..           (25)            --
                                                                -------        -------
Net earnings ............................................       $   154        $   131
                                                                =======        =======

Net earnings per share - Basic:

  Net earnings before cumulative effect of a change
    in accounting principle .............................       $   .39        $   .30

  Cumulative effect of adopting SFAS No. 133 ............         (0.05)            --

  Net earnings ..........................................       $   .34        $   .30

Net earnings per share - Diluted:

  Net earnings before cumulative effect of a change
    in accounting principle .............................       $   .38        $   .30

  Cumulative effect of adopting SFAS No. 133 ............         (0.05)            --

  Net earnings ..........................................       $   .33        $   .30

Average shares used in computing net earnings per share:

   Basic ................................................           455            439
   Diluted ..............................................           466            440


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)
                                  (in millions)



                                                                                         Three Months Ended
                                                                                             January 31,
                                                                                       ----------------------
                                                                                         2001           2000
                                                                                       -------        -------
Cash flows from operating activities:
   Net earnings ................................................................       $   154        $   131
   Adjustments to reconcile net earnings to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ............................................           139             96
      Gain on divestiture ......................................................           (32)            --
      Cumulative effect of adopting SFAS No. 133 ...............................            41             --
      Deferred taxes ...........................................................            11             --

       Changes in assets and liabilities:
        Accounts receivable ....................................................            94            190
        Inventories ............................................................          (275)           (66)
        Accounts payable .......................................................          (166)          (192)
        Taxes on earnings ......................................................           (25)           113
        Other current assets and liabilities ...................................          (155)          (115)
        Other, net .............................................................            17            227
                                                                                       -------        -------
               Net cash (used in) provided by operating activities .............          (197)           384
                                                                                       -------        -------
Cash flows from investing activities:
   Investments in property, plant and equipment ................................          (173)           (91)
   Dispositions of property, plant and equipment ...............................            59             61
   Purchase of equity investments ..............................................           (26)           (42)
   Proceeds from sale of leasing portfolio .....................................            84             --
   Acquisitions, net of cash acquired ..........................................          (754)          (160)
   Other, net ..................................................................           (60)            24
                                                                                       -------        -------
               Net cash used in investing activities ...........................          (870)          (208)
                                                                                       -------        -------
Cash flows from financing activities:
   Initial public offering proceeds ............................................            --          2,068
   Initial public offering proceeds distributed to Hewlett-Packard .............            --         (2,068)
   Issuance of common stock under employee stock plans .........................            58             --
   Proceeds from notes payable and short-term borrowings, net of payments ......           446            111
   Financing from Hewlett-Packard ..............................................            --          1,081
                                                                                       -------        -------
               Net cash provided by financing activities .......................           504          1,192
                                                                                       -------        -------
Change in cash and cash equivalents ............................................          (563)         1,368
Cash and cash equivalents at beginning of period ...............................           996             --
                                                                                       -------        -------
Cash and cash equivalents at end of period .....................................       $   433        $ 1,368
                                                                                       =======        =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Agilent Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



1.      Description of Business

        Agilent Technologies, Inc. ("Agilent") is a leading provider of innovative technologies for communications and life sciences. Agilent was incorporated in Delaware in May 1999.

        In the first three months of 2001, Agilent agreed to sell its healthcare solutions business to Koninklijke Philips Electronics, N.V. ("Philips") for approximately $1.7 billion pursuant to an asset purchase agreement. In February 2001, Agilent and Philips announced that a request for additional information had been received from the U.S. Department of Justice in connection with the pending sale. This request has the effect of extending the waiting period under the Hart-Scott-Rodino Act until 30 days after both parties comply with the request. On March 5, 2001, the European Union Commission gave antitrust clearance for the sale of Agilent's healthcare solutions business to Philips. While both companies still expect to complete the proposed transaction in the middle of calendar year 2001, management has concluded that based on current information, the required regulatory approvals from the U.S. Department of Justice cannot be considered perfunctory. As a result, Agilent will not adopt discontinued operations presentation in its consolidated financial statements as required by Accounting Principles Board No. 30 until Agilent receives the appropriate regulatory approvals.

2.      Summary of Significant Accounting Policies

        Basis of Presentation. The accompanying financial data as of January 31, 2001 and 2000 has been prepared by Agilent pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

        In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly its consolidated financial position as of January 31, 2001 and its consolidated results of operations and cash flows for the three months ended January 31, 2001 and 2000.

        Certain amounts in the condensed consolidated statements of operations for the three months ended January 31, 2000 have been reclassified to conform to the current period's presentation.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Agilent's fiscal year end is October 31 and Agilent's fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all years and dates refer to Agilent's fiscal year and fiscal quarters.

        The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and notes thereto included in Agilent's 2000 Annual Report on Form 10-K.

        Recent Accounting Pronouncements.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, will be adopted by Agilent no later than its fourth quarter of 2001. Agilent currently does not believe the adoption will have a material effect on its annual consolidated financial statements.

3.      Adoption of SFAS No. 133

        Effective November 1, 2000, Agilent adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of derivative instruments are recognized periodically in earnings or stockholders' equity, depending on the intended use of the instrument. Valuation changes for derivatives designated as fair value hedges are recognized in earnings in the period of change, along with the change in value of the underlying hedged item. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later reclassified into earnings in the period affected by the underlying hedged exposure. Changes in value of derivatives that are not designated as hedging instruments and the amount of any hedging instruments deemed to be ineffective are recorded in earnings in the period of change.

        Agilent enters into certain foreign exchange contracts, primarily forwards and purchased options, to hedge exposures to changes in foreign currency exchange rates. Agilent does not use derivative financial instruments for speculative or trading purposes.

        Certain foreign exchange forward contracts are entered into to minimize the exposure to changes in the value of foreign-currency denominated assets and liabilities. Such forward contracts are considered to be effective economic hedges of the underlying assets and liabilities. However, such contracts are not afforded hedge accounting treatment under FAS 133 and resultant changes in value are recorded currently in earnings.

        Forward contracts and purchased currency options which are designated as cash flow hedges, are employed by Agilent to hedge committed and anticipated foreign currency sales. Generally the maximum term of forward contracts and options do not exceed three years and six months, respectively.

        Agilent may also, from time to time, invest in warrants to purchase securities of other companies as strategic investments.

        The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) and a pre-tax increase in other comprehensive income of $10 million. During the three months ended January 31, 2001, pre-tax gains of $11 million were recorded in other income related to the value of derivative transactions, and pre-tax gains of $24 million were recorded in other comprehensive income.

4.      Acquisitions and Dispositions

        Acquisitions. On January 5, 2001, Agilent acquired Objective Systems Integrators, Inc. ("OSI") for approximately $684 million in cash. The net book value of goodwill associated with this acquisition at January 31, 2001 was $577 million. The remaining purchase price was allocated to other tangible and intangible assets. OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of Agilent's test and measurement business.

        In addition to the acquisition of OSI, Agilent acquired several companies that were not significant to its consolidated financial position, results of operations or cash flows in the three months ended January 31, 2001.

        In January 2001 Agilent completed its acquisition of Yokogawa Electric Corporation's 25% equity interest in Agilent Technologies Japan, Ltd. by purchasing the remaining 4.2% interest for approximately $98 million. Of this amount, approximately $66 million was attributable to goodwill. Of the total acquisition price of $391 million, approximately $278 has been recorded as goodwill and will be amortized over a 10-year period.

        Dispositions. In the three months ended January 31, 2001, Agilent sold additional portions of its U.S. portfolio of lease assets to The CIT Group, Inc. ("CIT"). Net proceeds from these sales transactions were $84 million. Agilent recognized $61 million in product revenue and $31 million in cost of products for these sales. Agilent has agreed in principle to sell the remainder of its portfolio of lease assets to CIT during the remainder of 2001.

5.      Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.


                                                                                            Three Months  Ended
                                                                                                 January 31,
                                                                                           --------------------
                                                                                             2001         2000
                                                                                           -------        -----
                                                                                           (in millions, except
                                                                                              per  share data)
NUMERATOR:
  Net earnings before cumulative effect of a change in accounting principle ........      $    179        $ 131
    Cumulative effect of adopting SFAS No. 133, net of tax of $16 million ..........           (25)          --
                                                                                           -------        -----
  Net earnings .....................................................................      $    154        $ 131
                                                                                           =======        =====

DENOMINATORS:
  Basic weighted average shares ....................................................           455          439
  Potentially dilutive common stock equivalents -- stock options and other
     employee stock plans ..........................................................            11            1
                                                                                           -------        -----
  Diluted weighted average shares ..................................................           466          440
                                                                                           =======        =====

Net earnings per share before cumulative effect of a change in accounting principle:
  Basic ............................................................................       $  0.39        $0.30
  Diluted ..........................................................................       $  0.38        $0.30
Cumulative effect of adopting SFAS No. 133:

  Basic ............................................................................       $ (0.05)       $  --
  Diluted ..........................................................................       $ (0.05)       $  --
Net earnings per share:

  Basic ............................................................................       $  0.34        $0.30
  Diluted ..........................................................................       $  0.33        $0.30

6.      Inventories


                                                          Jan. 31      Oct. 31
                                                           2001          2000
                                                          -------      -------
                                                              (in millions)
               Finished goods .....................       $  545       $  471
               Work in progress ...................          381          343
               Raw materials ......................        1,203        1,039
                                                          ------       ------
                                                          $2,129       $1,853
                                                          ======       ======

7.      Comprehensive Income

        The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income are as follows (in millions):


                                                                                             Three Months Ended
                                                                                            --------------------
                                                                                            Jan. 31      Jan. 31
                                                                                              2001         2000
                                                                                            -------      -------
                                                                                                (in millions)
               Net earnings ..........................................................       $ 154        $ 131

                 Other comprehensive income:

                   Change in unrealized gain(loss) on investments, net ...............          (6)          53
                   Reclassification adjustment for realized loss relating to
                     warrants included in net income .................................          22
                   SFAS No. 133 cumulative transition adjustment .....................           6           --
                   Unrealized gain on derivative instruments .........................          16           --
                                                                                             -----        -----
               Total comprehensive income ............................................       $ 192        $ 184
                                                                                             =====        =====

        During the three months ended January 31, 2001 and 2000, we did not realize any gains or losses relating to our investments. Therefore, we did not reclassify any gains or losses to the condensed consolidated statement of earnings relating to investments during either period. Approximately $4 million of pre-tax unrealized gains were reclassified to the condensed consolidated statement of earnings relating to derivative instruments in the three months ended January 31, 2001.

8.      Restructuring

        Of the $21 million liability recorded in the last quarter of 2000 relating to restructuring of Agilent's healthcare solutions business, $14 million of the liability remains and is expected to be utilized in the second half of 2001.

9.      Notes Payable and Short-term Debt

        On January 2, 2001, Agilent entered into a new one-year revolving credit facility for $150 million, that has the same terms and conditions as its existing five-year $250 million and one-year $250 million revolving credit facilities. As of January 31, 2001, Agilent had borrowed $25 million under the new facility and approximately $420 million in commercial paper supported by its two existing revolving credit facilities. In addition to these committed facilities, Agilent has access to uncommitted credit lines through its banking partners, under which we had borrowed approximately $110 million as of January 31, 2001.

10.     Segment Information

        The following tables reflect the results of Agilent's reportable segments under the Agilent management system. These results are not necessarily in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics, including earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.


                                             Test and       Semiconductor      Healthcare         Chemical          Total
                                            Measurement        Products        Solutions          Analysis         Segments
                                            -----------        --------        ---------          --------         --------
                                                                            (in millions)
Three months ended January 31, 2001:

External revenue ...................           $1,685           $  595           $  293            $  268           $2,841
Internal revenue ...................               --               --               --                --               --
                                               ------           ------           ------            ------           ------
Total net revenue ..................           $1,685           $  595           $  293            $  268           $2,841
                                               ======           ======           ======            ======           ======
Earnings(loss) from operations .....           $  239           $   58           $(  36)           $   18           $  279
                                               ======           ======           ======            ======           ======

Three months ended January 31, 2000:

External revenue ...................           $1,161           $  447           $  395            $  243           $2,246
Internal revenue ...................               --                9               --                --                9
                                               ------           ------           ------            ------           ------
Total net revenue ..................           $1,161           $  456           $  395            $  243           $2,255
                                               ======           ======           ======            ======           ======
Earnings from operations ...........           $  124           $   31           $   17            $   13           $  185
                                               ======           ======           ======            ======           ======

        THE FOLLOWING TABLE RECONCILES THE SEGMENT INFORMATION ABOVE TO AGILENT, AS REPORTED


                                                                                Three Months Ended
                                                                                    January 31,
                                                                            -------------------------
                                                                              2001               2000
                                                                            -------           -------
                                                                                   (in millions)
Net revenue:

    Total reportable segments ...................................           $ 2,841           $ 2,255
    Elimination of internal revenue .............................                --                (9)
                                                                            -------           -------
       Total net revenue, as reported ...........................           $ 2,841           $ 2,246
                                                                            =======           =======

Earnings before taxes:

    Total reportable segments' earnings from operations .........           $   279           $   185
    Corporate and unallocated ...................................                --               (14)
    Other income (expense), net .................................                19                31
                                                                            -------           -------
       Total earnings before taxes, as reported .................           $   298           $   202
                                                                            =======           =======

        In the three months ended January 31, 2001, all corporate expenses were allocated to the segments. Corporate and unallocated expenses, in the three months ended January 31, 2000, primarily related to certain employee related benefit programs.

11.     Subsequent Event

        On February 20, 2001, Agilent announced that it sold an approximately 40-acre parcel of surplus land in San Jose, California, resulting in a pre-tax gain of approximately $270 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE ANTICIPATED COMPLETION OF TRANSACTIONS, OUR LIQUIDITY POSITION AND OUR EXPECTED OVERALL GROWTH THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS FORM 10-Q.

BASIS OF PRESENTATION

The financial information presented in this Form 10-Q is not necessarily indicative of our consolidated financial position, results of operations or cash flows in the future.

IMPACT OF FOREIGN CURRENCIES

In the three months ended January 31, 2001, the U.S. dollar strengthened against the Japanese yen and weakened against the Euro, neither of which movements had a material effect on our net revenue and operating expense growth. In the three months ended January 31, 2000, movements and exchange rates of foreign currencies had no material impact on our net revenue and operating expense growth.

ADOPTION OF FAS 133

Effective November 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge exposures to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction in income of $41 million and a pre-tax increase in other comprehensive income of $10 million. During the three months ended January 31, 2001, pre-tax gains of $11 million were recorded in other income related to the value of derivative transactions, and pre-tax gains of $24 million were recorded in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, will be adopted by us no later than our fourth quarter of 2001. We currently do not believe the adoption will have a material effect on our annual consolidated financial statements.

RECENT ECONOMIC DOWNTURN

The recent economic downturn has had an impact on consumer and capital spending in many of the markets that we serve worldwide. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. These forces resulted in first quarter order growth of only four percent compared with net revenue growth of 26.5 percent over last year. The most significant impacts were on our test and measurement and semiconductor products businesses. Management is uncertain as to how long and how deep the current downturn may be in these markets. We expect that our overall growth, and in particular the growth of these two segments, will not be as strong in the second quarter of this year as they were in the first quarter. In addition, weakness in the U.S. hospital market continues to impact our healthcare solutions business.

RESULTS OF OPERATIONS

Our results of operations for the three months ended January 31, 2001 and 2000 in dollars and as a percentage of total net revenue follow.

                                                                                     Three Months Ended January 31,
                                                                    ---------------------------------------------------------
                                                                                                        As a Percentage of
                                                                                                    Total Net Revenue Dollars
                                                                                                    -------------------------
                                                                      2001          2000               2001            2000
                                                                    -------        -------          ----------        -------
                                                                        (in millions)
Net revenue:

  Products .....................................................    $ 2,516        $ 1,940              88.6             86.4
  Services and other ...........................................        325            306              11.4             13.6
                                                                    -------        -------           -------          -------
     Total net revenue .........................................      2,841          2,246             100.0            100.0
                                                                    -------        -------           -------          -------
Costs and expenses:

  Cost of products .............................................      1,267            976              44.6             43.5
  Cost of services and other ...................................        182            184               6.4              8.2
  Research and development .....................................        372            290              13.1             12.9
  Selling, general and administrative ..........................        741            625              26.1             27.8
                                                                    -------        -------           -------          -------
   Total costs and expenses ....................................      2,562          2,075              90.2             92.4
                                                                    -------        -------           -------          -------
Earnings from operations .......................................        279            171               9.8              7.6
Other income (expense), net ....................................         19             31               0.7              1.4
                                                                    -------        -------           -------          -------
   Earnings before taxes and cumulative effect of a
     change in accounting principle ............................        298            202              10.5              9.0

Provision for taxes ............................................        119             71               4.2              3.2
                                                                    -------        -------           -------          -------
   Net earnings before cumulative effect of a
     change in accounting principle ............................        179            131               6.3              5.8

   Cumulative effect of adopting SFAS No. 133, net of tax ......        (25)            --              (0.9)             0.0
                                                                    -------        -------           -------          -------
Net earnings ...................................................    $   154        $   131               5.4              5.8
                                                                    =======        =======           =======          =======

Cost of products as a percentage of products revenue ...........                                        50.4             50.3

Cost of services as a percentage of services revenue ...........                                        56.0             60.1


NET REVENUE

Total net revenue increased 26.5 percent to $2.8 billion in the three months ended January 31, 2001 compared to $2.2 billion in the same period in 2000. Excluding the sale of certain portions of our U.S. portfolio of lease assets to CIT ("CIT sale"), net revenue increased 23.8 percent. The increase reflects increased sales of our products serving the communications and electronics markets, particularly in the networking and optical arenas coupled with growth in sales of our products into the pharmaceutical and life sciences markets. The increase was partially offset by a decline in revenue in our healthcare solutions business.

Revenue in the United States increased 31.5 percent to $1.3 billion in the three months ended January 31, 2001, compared to $968 million in the same period in 2000. International revenue increased 22.7 percent to $1.6 billion in the three months ended January 31, 2001 compared to $1.3 billion in the same period in 2000. The higher net revenue growth in the U.S. was primarily attributable to the CIT sale. Excluding the CIT sale, U.S. revenue increased 25.2 percent. There was minimal currency impact on net revenue growth in the three months ended January 31, 2001.

In the three months ended January 31, 2001, revenue from products increased 29.7 percent while revenue from services and other increased 6.2 percent, compared to the same period in 2000. The higher product revenue growth was primarily due to the continued growth of our product sales in the communications and electronics markets. In addition, the CIT sale had a favorable impact on our product revenue growth and an unfavorable impact on our services and other revenue growth. Excluding the CIT sale, net revenue from products increased 26.5 percent in the three months ended January 31, 2001, compared to the same period in 2000. Excluding leasing, revenue from services increased 14.1 percent in the three months ended January 31, 2001, compared to the same period in 2000. Generally, there is a lag between service revenue growth and product revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire.

EARNINGS FROM OPERATIONS

Earnings from operations increased 63.2 percent to $279 million in the three months ended January 31, 2001 compared to $171 million in the same period in 2000. Excluding the CIT sale, earnings from operations increased 45.6 percent. The increase was primarily due to strong results in the test and measurement and semiconductor businesses. This increase was partially offset by the performance of our healthcare solutions business, higher goodwill amortization related to recent acquisitions as well as on-going costs associated with operating on our own.

Cost of products and services, as a percentage of net revenue, decreased 0.6 percentage points, to 51.0 percent, in the three months ended January 31, 2001, compared to 51.6 percent in the same period in 2000. The CIT sale had minimal impact on cost of products and services, as a percentage of net revenue. The decrease was primarily attributable to greater absorption of fixed costs due to higher net revenue in our test and measurement business and manufacturing efficiencies achieved in our semiconductor products business. The decrease was partially offset by higher discounts in our healthcare solutions business, start-up costs for life sciences products in our chemical analysis business and premium prices paid for scarce components in our test and measurement business.

Operating expenses as a percentage of net revenue decreased 1.5 percentage points to 39.2 percent in the three months ended January 31, 2001 compared to
40.7 percent in the same period in 2000. Excluding the CIT sale, operating expenses as a percentage of net revenue decreased 0.7 percentage points. The decrease was primarily due to higher net revenue and increased operational efficiency partially offset by higher research and development costs as well as higher goodwill amortization related to recent acquisitions.

Research and development expenses increased 28.3 percent in the three months ended January 31, 2001, compared to the same period in 2000. The increase reflects ongoing investments in developing new products and new technologies in the areas of wireless, networking and life sciences.

Selling, general and administrative expenses increased 18.6 percent in the three months ended January 31, 2001 compared to the same period in 2000. The increase was primarily due to higher field selling costs attributable to the increased demand for our products and higher goodwill amortization related to recent acquisitions.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, decreased $12 million to $19 million in the three months ended January 31, 2001 compared to $31 million in the same period in 2000. The decrease was primarily due to reduced revenue from a joint venture and lower interest income earned as a result of cash used for the OSI acquisition. This decrease was partially offset by $10 million related to changes in the fair value of derivative instruments and $6 million related to a gain on divestiture.

PROVISION FOR TAXES

As a result of the impacts of the anticipated sale of our healthcare solutions business, the acquisition of OSI and anticipated changes in our mix of pre-tax earnings, our estimated 2001 effective tax rate has increased to 40 percent from 35 percent in 2000. Our future effective tax rate will continue to be subject to the impacts of business acquisitions and dispositions, as well as changes in the mix of our pre-tax earnings among jurisdictions with varying statutory rates.

TEST AND MEASUREMENT


                                                              Three Months Ended
                                                                  January 31,
                                                             --------------------
                                                              2001          2000
                                                             ------        ------
                                                             (dollars in millions)
Net revenue ..........................................       $1,685        $1,161
Earnings from operations .............................       $  239        $  124
    Operating margin .................................         14.2%         10.7%

NET REVENUE

Net revenue from our test and measurement business increased 45.1 percent to $1.7 billion in the three months ended January 31, 2001, compared to $1.2 billion in the same period in 2000. Excluding the CIT sale, net revenue from our test and measurement business increased 40.2 percent. The increase was attributable to strong growth across all of our products, particularly those serving the networking and optical markets. Revenue growth was also strong in our electronics manufacturing test and our semiconductor test system businesses.

Net revenue from products increased 51.6 percent while our net revenue from services and other increased 8.2 percent, in the three months ended January 31, 2001, compared to the same period in 2000. The higher product revenue growth was primarily due to the continued growth of our product sales in the communications market. In addition, the CIT sale had a favorable impact on our product revenue growth and an unfavorable impact on our services and other revenue growth. Excluding the CIT sale, net revenue from products increased 45.8 percent in the three months ended January 31, 2001, compared to the same period in 2000. Excluding leases, revenue from services increased 23.3 percent in the three months ended January 31, 2001, compared to the same period in 2000. Generally, there is a lag between product revenue growth and service revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire.

EARNINGS FROM OPERATIONS

Earnings from operations from our test and measurement business increased 92.7 percent to $239 million in the three months ended January 31, 2001, compared to $124 million in the same period in 2000. Excluding the CIT sale, earnings from operations increased 69.4 percent. The increase resulted from higher net revenue and operational efficiencies, partially offset by higher cost of products and services as a percentage of net revenue as well as higher goodwill amortization related to recent acquisitions.

Cost of products and services as a percentage of net revenue increased 0.6 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The increase was primarily due to premium prices paid for scarce components partially offset by higher net revenue.

Operating expenses as a percentage of net revenue decreased 4.0 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The decrease was due to higher net revenue partially offset by higher expenses.

Research and development expenses increased 33.3 percent in the three months ended January 31, 2001, compared to the same period in 2000. The increase reflects our continuing investments in new product development primarily for the communications markets. Selling, general and administrative expenses increased
31.2 percent in the three months ended January 31, 2001, compared to the same period in 2000. The increase is primarily due to higher field selling costs attributable to the increased demand for our products and goodwill amortization related to recent acquisitions.

SEMICONDUCTOR PRODUCTS


                                              Three Months Ended
                                                 January 31,
                                              ------------------
                                              2001          2000
                                              ----          ----
                                             (dollars in millions)
Net revenue .........................         $595          $447
Earnings from operations ............           58            31
    Operating margin ................          9.7%          6.9%

NET REVENUE

Net revenue from our semiconductor products business increased 33.1 percent to $595 million in the three months ended January 31, 2001, compared to $447 million in the same period in 2000. The increase was primarily due to strong growth in networking products, particularly fiber optics and storage-area-network components. In addition, increased sales of our wireless and imaging products contributed to the increase. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was 32.8 percent for the three months ended January 31, 2001 and 29.5 percent for the three months ended January 31, 2000.

EARNINGS FROM OPERATIONS

Earnings from operations from our semiconductor products business increased 87.1 percent to $58 million in the three months ended January 31, 2001, compared to $31 million in the same period in 2000. The increase resulted from higher net revenue and lower cost of products as a percentage of net revenue, partially offset by higher operating expenses.

Cost of products as a percentage of net revenue decreased 5.6 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The decrease was primarily related to greater absorption of fixed costs due to increased volumes and manufacturing efficiencies.

Operating expenses as a percentage of net revenue increased 2.7 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The increase was primarily due to the 61 percent increase in research and development costs, particularly in the fiber optics and high-speed networking areas.

Selling, general and administrative expenses increased 32.8 percent in the three months ended January 31, 2001, compared to the same period in 2000. The increase was due to higher costs attributable to the higher sales volumes.

HEALTHCARE SOLUTIONS

In the first three months of 2001, we agreed to sell our healthcare solutions business to Koninklijke Philips Electronics, N.V. ("Philips") for approximately $1.7 billion pursuant to an asset purchase agreement. Most of our healthcare solutions business operational facilities and certain of its associated assets and liabilities will transfer to Philips. Virtually all employees of our healthcare solutions business, including 100 percent of the healthcare solutions business-dedicated infrastructure employees will be offered employment by Philips or transferred to Philips, subject to local statutory laws. We will be restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years.

In February 2001, we and Philips announced that a request for additional information had been received from the U.S. Department of Justice in connection with the pending sale. This request has the effect of extending the waiting period under the Hart-Scott-Rodino Act until 30 days after both parties comply with the request. On March 5, 2001, the European Union Commission gave antitrust clearance for the sale of our healthcare solutions business to Philips. While both companies still expect to complete the proposed transaction in the middle of calendar year 2001, management has concluded that based on current information, the required regulatory approvals from the U.S. Department of Justice cannot be considered perfunctory. As a result, we will not adopt discontinued operations presentation in our consolidated financial statements as required by Accounting Principles Board No. 30 until we receive the appropriate regulatory approvals.

                                                       Three Months Ended
                                                          January 31,
                                                    ----------------------
                                                     2001             2000
                                                    -----            -----
                                                     (dollars in millions)
Net revenue ..............................          $ 293            $ 395
Earnings (loss) from operations ..........            (36)              17
    Operating margin .....................          (12.3%)            4.3%

NET REVENUE

Net revenue from our healthcare solutions business decreased 25.8 percent to $293 million in the three months ended January 31, 2001, compared to $395 million in the same period in 2000. The decrease was primarily due to a continued slow-down in capital expenditures by U.S. hospitals contrasted with the three months ended January 31, 2000 when our customers accelerated purchases to avoid potential Year 2000 issues. Services and other revenue increased 12.5 percent for the three months ended January 31, 2001, compared to the same period in 2000. Generally, there is a lag between product revenue growth and service revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire.

EARNINGS (LOSS) FROM OPERATIONS

The healthcare solutions business had a loss from operations of $36 million in the three months ended January 31, 2001, compared to earnings from operations of $17 million in the same period in 2000. The decline in earnings was principally due to lower net revenue partially offset by lower expenses.

Cost of products and services as a percentage of net revenue increased 7.9 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The increase was primarily due to lower net revenue resulting from lower volumes and somewhat higher discounts.

Operating expenses as a percentage of net revenue increased 8.7 percentage points in the three months ended January 31, 2001, compared to the same period in 2000. The increase was primarily due to lower net revenue.

Research and development expenses decreased 16.7 percent in the three months ended January 31, 2001, compared to the same period in 2000. The decrease reflects higher spending last year prior to several new product introductions. Selling, general and administrative expenses decreased 8.2 percent in the three months ended January 31, 2001, compared to the same period in 2000. The decrease was primarily due to lower field selling costs attributable to decreased demand for our products as well as cost savings as a result of restructuring in the last three months of 2000.

CHEMICAL ANALYSIS


                                               Three Months Ended
                                                  January 31,
                                              -------------------
                                              2001           2000
                                              ----           ----
                                             (dollars in millions)
Net revenue ........................          $268           $243
Earnings from operations ...........            18             13
    Operating margin ...............           6.7%           5.3%

NET REVENUE

Net revenue from our chemical analysis business increased 10.3 percent to $268 million in the three months ended January 31, 2001, compared to $243 million in the same period in 2000. The increase was driven by increased sales of our products in the pharmaceutical and life sciences markets partially offset by slower growth in our traditional chemical and petrochemical markets.

EARNINGS FROM OPERATIONS

Earnings from operations from our chemical analysis business increased 38.5 percent to $18 million in the three months ended January 31, 2001, compared to $13 million in the same period in 2000. The increase was primarily due to increased net revenue.

Cost of products and services as a percentage of net revenue increased by 2.4 percentage points for the three months ended January 31, 2001, compared to the same period in 2000. The increase was primarily due to start-up costs for life sciences products.

Operating expenses as a percentage of net revenue decreased 3.7 percentage points in the three months ended January 31, 2001, compared to the same period of 2000. The decrease resulted primarily from higher revenues and increased operational efficiency.

Research and development expenses increased 3.4 percent in the three months ended January 31, 2001, compared to the same period in 2000. The moderate increase reflects continued new product development programs in the life sciences. Selling, general and administrative expenses were flat in the three months ended January 31, 2001, compared to the same period in 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES Cash and cash equivalents totaled $433 million at January 31, 2001 compared to $996 million at October 31, 2000. The decrease is mainly due to acquisitions made during the three months ended January 31, 2001.

We used $197 million of cash in operating activities during the three months ended January 31, 2001. We generated cash from operations of $384 million in the three months ended January 31, 2000. The decrease in cash was mainly attributed to an increase in inventory and a decrease in liabilities including those due to Hewlett-Packard and taxes on earnings.

Net cash used in investing activities was $870 million during the three months ended January 31, 2001, compared to $208 million for the corresponding period in 2000. The increase in investing activities was primarily due to the payment of approximately $684 million to acquire Objective Systems Integrators, Inc. ("OSI") in the three months ended January 31, 2001 and the payment to purchase the remaining 4.2% Agilent Technologies Japan, Ltd. shares owned by Yokogawa for approximately $98 million.

On January 2, 2001, we entered into a new one-year revolving credit facility for $150 million, that has the same terms and conditions as our existing five-year $250 million and one-year $250 million revolving credit facilities. As of January 31, 2001, we had borrowed $25 million under the new facility and approximately $420 million in commercial paper supported by our two existing revolving credit facilities. In addition to these committed facilities, we have access to uncommitted credit lines through our banking partners, under which we had borrowed approximately $110 million as of January 31, 2001. We received $1.1 billion of funding from Hewlett-Packard in the three months ended January 31, 2000. We expect to fund future operations from our operational cash flows, commercial paper program and existing credit facilities. We may choose to obtain additional debt or equity financing in the future.

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

OUR OPERATING RESULTS COULD BE HARMED IF THE GENERAL ECONOMY OR THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

        Several significant industries and markets into which we sell our products are cyclical and are subject to general economic conditions. For example, in 1998 the operating results of our test and measurement and semiconductor products businesses were harmed by downturns in the semiconductor market. From time to time, the electronics industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The computer industry is also subject to seasonal and cyclical fluctuations in demand for its products. These industry and general economic downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. The recent economic downturn has had an impact on consumer and capital spending in many of the markets that we serve worldwide. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. These forces resulted in first quarter 2001 order growth of only 4% compared to net revenue growth of 26.5% over the last year. The most significant impacts were on our test and measurement and semiconductor product businesses. We are uncertain as to how long and how deep the current downturn may be in these markets. We expect that our overall growth, and in particular the growth of these two segments, will not be as strong in the second quarter of this year as they were in the first quarter. In addition, weakness in the U.S. hospital market continues to impact our healthcare solutions business. Any continued or further slowdowns in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our businesses.

IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH OUR MANUFACTURING CAPACITY, OUR EARNINGS MAY SUFFER.

        If we are not able to quickly adapt our production and related cost structures to changing market conditions, or if demand does not meet our expectations, our manufacturing capacity may exceed our production requirements. The fixed costs associated with excess manufacturing capacity will adversely affect our earnings. Conversely, if our manufacturing capacity does not keep pace with product demand, or if we experience difficulties in obtaining parts or components needed for manufacturing, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our earnings and overall business.

FAILURE TO ADJUST OUR ORDERS FOR PARTS DUE TO CHANGING MARKET CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS.

        Our earnings would be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, at times we make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors, which could impact our ability to adapt our orders to market demands. By contrast, our results will be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely manner. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

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

        - changes in a specific country's or region's political or economic conditions;

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

        For example, our businesses declined in 1998 when Korea and Japan experienced economic difficulties. The recurrence of weakness in these economies or weakness in other international economies could have a significant negative effect on our future operating results.

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

OUR ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE COMPANIES WE ACQUIRE OR REALIZE THE EXPECTED VALUE FROM ACQUIRING SUCH COMPANIES, AND OUR EFFORTS MAY DIVERT ATTENTION FROM OTHER BUSINESS OPERATIONS.

        Acquisitions and strategic alliances may require us to integrate not only products but also a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market the products of newly-acquired companies in a way that enhances the performance of our combined businesses or product line to realize the value from expected synergies of combining the two companies. Depending on the size and complexity of an acquisition, our successful integration of the entity into Agilent depends on a variety of factors, including:

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

        Historically, our semiconductor products business has sold products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the first quarter ended January 31, 2001, Hewlett-Packard accounted for 6.9% of our total net revenue and 32.8% of our semiconductor products business' net revenue, respectively. In comparison, for the first quarter ended January 31, 2000, Hewlett-Packard accounted for 6.2% of our total net revenue and 29.5% of our semiconductor products business' net revenue, respectively.

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

        We have agreements relating to the sale of our products to government entities and as a result we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. We have received and are responding to formal requests for information by the government regarding our compliance with these terms and regulations, which relate to our contracts for sales of products to certain government agencies. These requests may result in legal proceedings against us or liability which may be significant.

WE AND OUR CUSTOMERS ARE SUBJECT TO VARIOUS OTHER GOVERNMENTAL REGULATIONS, AND WE MAY INCUR SIGNIFICANT EXPENSES TO COMPLY WITH THESE REGULATIONS AND DEVELOP OUR PRODUCTS TO BE COMPATIBLE WITH THESE REGULATIONS.

        Our businesses are subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

        Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses will be harmed.

FAILURE TO SUCCESSFULLY COMPLETE THE SALE OF OUR HEALTHCARE SOLUTIONS BUSINESS COULD NEGATIVELY AFFECT OUR OPERATIONS.

        We have announced our intention to sell our healthcare solutions business to Koninklijke Philips Electronics ("Philips"). If the closing of the transaction is delayed or does not occur, our operations could be negatively affected. In the event that the transaction is completed, we will be providing transition services to Philips. The provision of such services will require us to redirect resources and could disrupt our operations.

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

ONGOING POWER SUPPLY PROBLEMS IN CALIFORNIA COULD HARM OUR BUSINESS.

        Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. Agilent self-insures against such disruptions and does not carry catastrophic insurance policies to cover potential losses resulting from power shortages. In addition, California has recently experienced rising energy costs which could negatively impact our results.

WE ARE IN THE PROCESS OF DEVELOPING OUR OWN BUSINESS PROCESSES AND INFORMATION SYSTEMS, AND PROBLEMS WITH THE REDESIGN AND IMPLEMENTATION OF THESE PROCESSES AND SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

        We are in the process of creating business processes and systems to eventually replace our current systems. We may not be successful in implementing these systems and transitioning data. For example, we plan to implement new enterprise resource planning software applications to manage some of our information systems beginning in the first quarter of 2002. Failure to smoothly and successfully implement this and other systems could interfere with our operations. Also, we may not be able to develop and implement these systems before our transitional services agreements with Hewlett-Packard expires.

WE MAY NOT BE ABLE TO REPLACE OR MAY PAY INCREASED COSTS TO REPLACE TRANSITIONAL SERVICES AFTER OUR AGREEMENTS WITH HEWLETT-PACKARD EXPIRE.

        Currently we use Hewlett-Packard's systems to support a portion of our operations, mainly customer support and networks. We also lease and sublease certain office and manufacturing facilities from Hewlett-Packard. We have an agreement with Hewlett-Packard for Hewlett-Packard to continue to provide both these information, administrative and leasing services to us through the end of 2001. During this time period, while we are developing our own systems, we will be dependent on Hewlett-Packard for the provision of these information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Hewlett-Packard.

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

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-K for the period ended October 31, 2000.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 2:00 p.m. Pacific Standard Time, on February 23,2001 at the Hotel Sofitel located at 223 Twin Dolphin Drive, Redwood City, California.

The three proposals presented at the meeting were:

1. To elect three (3) directors for a term of three years.

2. To ratify the appointment of PricewaterhouseCoopers LLP as the company's independent accountants for the 2001 fiscal year.

3. To approve the Agilent Technologies, Inc. 1999 Stock Plan and the increase in the share reserve of 45,000,000 shares thereunder.

(b) Each of the three directors was elected for a term of three years and received the number of votes set forth below:


     Name                                       For                     Withheld
                                            -----------                ---------
James G. Cullen                             390,251,787                3,399,895

Walter B. Hewlett                           390,499,125                3,152,577

Randall L. Tobias                           390,472,711                3,178,971

The term of office of Thomas E. Everhart, Heidi Kunz, David M. Lawrence, M.D.,
A. Barry Rand, Edward W. Barnholt, Gerald Grinstein and Robert J. Herbold as directors continued after the meeting.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent accountants for the 2001 fiscal year was approved by a vote of 391,052,563 shares in favor, 975,275 shares against, and 1,623,275 shares abstaining.

(d) The Agilent Technologies, Inc. 1999 Stock Plan and the increase in the share reserve of 45,000,000 shares thereunder was approved by a vote of 171,645,739 for, 132,208,415 against, and 3,671,928 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        A list of exhibits is set forth in the Exhibit Index found on page 31 of this report.

(b)     Reports on Form 8-K:

        None.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2000                     By: /s/ ROBERT R. WALKER
                                             ------------------------------
                                              Robert R. Walker
                                              Executive Vice President and
                                              Chief Financial Officer

                            AGILENT TECHNOLOGIES INC.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
  1              Not applicable.

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

  2.14 Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's S-1.

  2.15 Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp.
                 and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

  2.16 Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp.
                 and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

  2.17 Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
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

  5-9            Not applicable.

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

  10.7 Employee Stock Purchase Plan. Incorporated by reference from the Company's Form S-8 filed September 29, 2000.*

  10.8           Five Year Credit Agreement dated as of November 5, 1999.
                 Incorporated by reference from Exhibit 2.15 of the Company's
                 S-1.

  10.9           Amended and Restated 364-Day Credit Agreement dated November 3,
                 2000. Incorporated by reference from Exhibit (d)(11) of the Company's Form SC TO-T/A as filed with the Commission on January 3, 2001.

  10.10          Asset Purchase Agreement, dated September 29, 2000, between
                 Agilent Technologies, Inc. and The CIT Group/Equipment
                 Financing, Inc.

  11.            See Item 5 in Notes to Condensed Consolidated Financial
                 Statements on page 8.

  12-14.         Not applicable.

  15.            None.

  16-17.         Not applicable.

  18-19.         None.

  20-21.         Not applicable.

  22-24.         None.

  25-26.         Not applicable.

  27.            Not applicable.

  28.            Not applicable.

  99.            None.

----------

* Indicates management contract or compensatory plan, contract or arrangement.