Form 10-Q
period 2001-04-30
AGILENT TECHNOLOGIES INC
filed 2001-06-14
CIK 1090872

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM _______________ TO_________________

                        COMMISSION FILE NUMBER: 001-15405

                           AGILENT TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          77-0518772
   STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

   395 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                     94306
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

          CLASS                                  OUTSTANDING AT APRIL 30, 2001
COMMON STOCK, $0.01 PAR VALUE                         457,072,749 SHARES

                  AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page Number
Part I.  Financial Information                                                            1

Item 1.  Condensed Financial Statements                                                   1

         Condensed Consolidated Balance Sheet (Unaudited)
            as of April 30, 2001 and October 31, 2000                                     1

         Condensed Consolidated Statement of Earnings (Unaudited)
            for the three months and six months ended
            April 30, 2001 and April 30, 2000                                             2

         Condensed Consolidated Statement of Cash Flows (Unaudited)
            for the six months ended April 30, 2001
            and April 30, 2000                                                            3

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations (Unaudited)                                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      28

Part II. Other Information                                                               29

Item 1. Legal Proceedings                                                                29

Item 6. Exhibits and Reports on Form 8-K                                                 29

Signature                                                                                30

Exhibit Index                                                                            31

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                (IN MILLIONS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                            APRIL 30,    OCTOBER 31,
                                                                             2001           2000
                                                                            ---------    -----------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................      $   809      $   996
   Accounts receivable, net ...........................................        1,573        1,938
   Inventory ..........................................................        1,791        1,610
   Other current assets ...............................................          825          595
                                                                             -------      -------
     Total current assets .............................................        4,998        5,139
Property, plant and equipment, net ....................................        1,848        1,685
Goodwill and other intangible assets, net .............................        1,238          467
Other assets ..........................................................          383          442
Net investment in discontinued operations .............................          613          597
                                                                             -------      -------
Total assets ..........................................................      $ 9,080      $ 8,330
                                                                             =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................      $   653      $   857
   Notes payable and short-term borrowings ............................          773          110
   Employee compensation and benefits .................................          657          679
   Deferred revenue ...................................................          377          322
   Accrued taxes and other accrued liabilities ........................          638          695
                                                                             -------      -------
     Total current liabilities ........................................        3,098        2,663
Other liabilities .....................................................          366          402

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; 125,000,000 shares authorized; none
     issued and outstanding ...........................................           --           --
   Common stock; $.01 par value; 2,000,000,000 shares authorized;
     457,073,000 shares at April 30, 2001 and 453,976,000 shares at
     October 31, 2000 issued and outstanding ..........................            5            5
   Additional paid-in capital .........................................        4,589        4,508
   Retained earnings ..................................................        1,007          757
   Other comprehensive income (loss) ..................................           15           (5)
                                                                             -------      -------
     Total stockholders' equity .......................................        5,616        5,265
                                                                             -------      -------
Total liabilities and stockholders' equity ............................      $ 9,080      $ 8,330
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

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    APRIL 30,                    APRIL 30,
                                                                 2001         2000         2001           2000
                                                               -------       -------      -------       -------
Net revenue:
   Products .............................................      $ 2,150       $ 1,886      $ 4,454       $ 3,503
   Services and other ...................................          232           256          476           490
                                                               -------       -------      -------       -------
     Total net revenue ..................................        2,382         2,142        4,930         3,993
                                                               -------       -------      -------       -------
Costs and expenses:
   Cost of products .....................................        1,277           914        2,416         1,734
   Cost of services and other ...........................          129           155          267           290
   Research and development .............................          349           263          691           522
   Selling, general and administrative ..................          689           626        1,334         1,159
                                                               -------       -------      -------       -------
     Total costs and expenses ...........................        2,444         1,958        4,708         3,705
                                                               -------       -------      -------       -------
(Loss) earnings from continuing operations ..............          (62)          184          222           288
Other income (expense), net .............................          260            28          277            58
                                                               -------       -------      -------       -------
Earnings from continuing operations before taxes and
   cumulative effect of  a change in accounting
   principle ............................................          198           212          499           346
Provision for taxes .....................................          115            72          235           118
                                                               -------       -------      -------       -------
Earnings from continuing operations before cumulative
   effect of a change in accounting principle ...........           83           140          264           228
Cumulative effect of adopting SFAS No. 133 (net of tax
   benefit of $16 million) ..............................           --            --          (25)           --
Earnings from discontinued operations (net of taxes of
   $12 million and $18 million for the three months ended
   April 30, 2001 and 2000; $11 million and $43 million
   for the six months ended April 30, 2001 and 2000) ....           13            26           11            69
                                                               -------       -------      -------       -------
Net earnings ............................................      $    96       $   166      $   250       $   297
                                                               =======       =======      =======       =======
Net earnings per share -- Basic:
   Earnings from continuing operations before cumulative
     effect of a change in accounting principle .........      $  0.18       $  0.31       $  0.58      $  0.51
   Cumulative effect of adopting SFAS No. 133 ...........      $    --       $    --       $ (0.05)     $    --
   Net earnings from discontinued operations ............      $  0.03       $  0.06       $  0.02      $  0.16
     Net earnings .......................................      $  0.21       $  0.37       $  0.55      $  0.67

Net earnings per share -- Diluted:
   Earnings from continuing operations before cumulative
     effect of a change in accounting principle .........      $  0.18       $  0.31       $  0.57      $  0.51
   Cumulative effect of adopting SFAS No. 133 ...........      $    --       $    --       $ (0.05)     $    --
   Net earnings from discontinued operations ............      $  0.03       $  0.06       $  0.02      $  0.15
   Net earnings .........................................      $  0.21       $  0.36       $  0.54      $  0.66

Average shares used in computing net earnings per share:
   Basic ................................................          456           452          455           445
   Diluted ..............................................          461           457          464           448

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                SIX MONTHS ENDED
                                                                                   APRIL 30,
                                                                               2001          2000
                                                                             -------       -------
Cash flows from operating activities:
   Net earnings from continuing operations ............................      $   239       $   228
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Depreciation and amortization ....................................          305           185
     Inventory reserve ................................................          173            21
         Net gain on sale of assets ...................................         (268)          (25)
     Deferred taxes ...................................................           56           (59)
     Cumulative effect of adopting SFAS No.133 ........................           41            --
     Changes in assets and liabilities:
       Accounts receivable ............................................          384          (298)
       Inventory ......................................................         (346)         (130)
       Accounts payable ...............................................         (190)           11
       Taxes on earnings ..............................................         (149)          192
       Other current assets and liabilities ...........................         (339)          113
       Other, net .....................................................           37           (80)
                                                                             -------       -------
Net cash (used in) provided by operating activities ...................          (57)          158
                                                                             -------       -------
Cash flows from investing activities:
   Investments in property, plant and equipment .......................         (455)         (226)
   Dispositions of property, plant and equipment
            Land sale and other .......................................          346            97
            Lease portfolio ...........................................          231            --
   (Purchase) sale of equity  investments .............................          (26)           53
   Acquisitions, net of cash acquired .................................         (902)         (465)
   Other, net .........................................................          (43)            9
                                                                             -------       -------
Net cash used in investing activities .................................         (849)         (532)
                                                                             -------       -------
Cash flows from financing activities:
   Initial public offering proceeds ...................................           --         2,068
   Initial public offering proceeds distributed to Hewlett-Packard ....           --        (2,068)
   Issuance of common stock under employee stock plans ................           61             2
   Proceeds from notes payable and short-term borrowings, net of
     payments .........................................................          663            98
   Financing from Hewlett-Packard .....................................           --         1,081
                                                                             -------       -------
Net cash provided by financing activities .............................          724         1,181
                                                                             -------       -------
Net cash (used in) provided by discontinued operations ................           (5)          171
                                                                             -------       -------
Change in cash and cash equivalents ...................................         (187)          978
Cash and cash equivalents at beginning of period ......................          996            --
                                                                             -------       -------
Cash and cash equivalents at end of period ............................      $   809       $   978
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

                   AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      DESCRIPTION OF BUSINESS

        Agilent Technologies, Inc. ("Agilent") is a global technology leader in communications, electronics, life sciences and healthcare. Agilent was incorporated in Delaware in May 1999.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Reclassifications.

        Amounts in the condensed consolidated financial statements as of October 31, 2000 and for the three and six months ended April 30, 2000 have been reclassified to conform to the current period's presentation of discontinued operations (see note 3 below).

        Basis of Presentation.

        The accompanying financial data as of April 30, 2001 and 2000 has been prepared by Agilent pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

        In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly Agilent's consolidated financial position as of April 30, 2001, consolidated results of operations for the three and six months ended April 30, 2001 and 2000, and cash flow activities for the six months ended April 30, 2001 and 2000.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and notes thereto included in Agilent's 2000 Annual Report on Form 10-K.

        Recent Accounting Pronouncements.

        In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin, as amended, will be adopted by Agilent in the fourth quarter of 2001. Agilent currently does not believe the adoption will have a material effect on its annual consolidated financial statements.

3. SUBSEQUENT EVENT -- MEASUREMENT DATE FOR THE SALE OF OUR HEALTHCARE SOLUTIONS BUSINESS

        On November 17, 2000, Agilent agreed to sell its healthcare solutions business to Koninklijke Philips Electronics, N.V. ("Philips") for approximately $1.7 billion pursuant to an asset purchase agreement. Agilent and Philips received antitrust clearance for the transaction from the European Commission in March 2001. As of May 31, 2001, the U.S. Department of Justice decided to allow the transaction to proceed without challenge. Consequently, Agilent's condensed consolidated financial statements reflect its healthcare solutions business as discontinued operations in accordance with Accounting

        Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The financial position, results of operations and cash flows of Agilent's healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to Agilent's remaining business segments. Agilent and Philips expect to complete the transaction before the end of the fiscal year at which time Agilent anticipates recording an after-tax gain in the range of $600 million to $700 million. The amount of the gain is subject to change due to a number of factors, including the valuation of certain assets and liabilities and the length of time to the closing date of the sale.

        The following table shows the component assets and liabilities of Agilent's net investment in its healthcare solutions business.

                                             APRIL 30,   OCTOBER 31,
                                               2001         2000
                                               ----         ----
                                                 (IN MILLIONS)
Current assets ..............................  $593         $516
Property, plant and equipment, net ..........    51           56
Goodwill and other intangible assets, net ...    98           90
Other assets ................................    12           30
Current liabilities .........................   136           95
Other liabilities ...........................     5           --
                                               ----         ----
Net investment in discontinued operations ...  $613         $597
                                               ====         ====

        The following table shows the detailed results of operations of Agilent's discontinued healthcare solutions business.

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              APRIL 30,          APRIL 30,
                                                              ---------          ---------
                                                           2001      2000      2001      2000
                                                           ----      ----      ----      ----
                                                                      (IN MILLIONS)
Net revenue ............................................   $362      $343      $655      $738
Costs and expenses .....................................    338       313       636       641
                                                           ----      ----      ----      ----
Earnings from discontinued operations ..................     24        30        19        97
Other income, net ......................................      1        14         3        15
                                                           ----      ----      ----      ----
Earnings from discontinued operations before taxes .....     25        44        22       112
Provision for taxes ....................................     12        18        11        43
                                                           ----      ----      ----      ----
Net earnings from discontinued operations ..............   $ 13      $ 26      $ 11      $ 69
                                                           ====      ====      ====      ====

4.      ADOPTION OF SFAS NO. 133

        Effective November 1, 2000, Agilent adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

        The adoption of SFAS No. 133 in the first quarter of 2001 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) and a pre-tax increase in accumulated comprehensive income of $10 million. During the three and six months ended April 30, 2001, pre-tax losses of $7 million and pre-tax gains of $4 million were recorded in other income from continuing operations related to the value of derivative transactions. Pre-tax losses of $8 million and pre-tax gains of $17 million were recorded in accumulated other comprehensive income during the same periods related to derivative instruments. Discontinued operations results for the three and six months ended April 30, 2001, include a pre-tax loss of $1 million related to the value of derivative transactions.

5.      ACQUISITIONS AND DISPOSITIONS

        Acquisitions. On January 5, 2001, Agilent acquired Objective Systems Integrators, Inc. ("OSI") for a total purchase price of $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options issued. The purchase method of accounting has been used for this transaction and accordingly goodwill and intangibles of $593 million were created and will be amortized over 3 years.

        In January 2001, Agilent completed its acquisition of Yokogawa Electric Corporation's 25% equity interest in Agilent Technologies Japan, Ltd. by purchasing the remaining 4.2% interest for approximately $98 million. Of this amount, approximately $66 million was attributable to goodwill. Of the total acquisition price of $391 million, approximately $278 million has been recorded as goodwill and will be amortized over a 10-year period. In addition to the acquisition of the remaining 4.2% of Agilent Technologies, Japan, Ltd. and OSI, Agilent acquired several companies that were not significant to its consolidated financial position, results of operations or cash flows in the three and six months ended April 30, 2001.

        Dispositions. In the three and six months ended April 30, 2001, Agilent sold additional portions of its portfolio of lease assets to the CIT Group, Inc. ("CIT"). Net proceeds from these sales transactions, product revenue, and cost of products for these sales in the three and six months ended April 30, 2001 are summarized in the following table. Agilent has agreed in principle to sell the remainder of its portfolio of lease assets to CIT during the remainder of 2001.

                                                               3 MONTHS     6 MONTHS
                                                                 ENDED        ENDED
                                                               APRIL 30,    APRIL 30,
                                                                 2001         2001
                                                                 ----         ----
                                                                   (IN MILLIONS)
   Net proceeds..........................................         148          231
   Net revenue -  products...............................         140          201
   Cost of products......................................          71          101

6.      EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      APRIL 30,             APRIL 30,
                                                                   2001      2000       2001        2000
                                                                   ----      ----       ----        ----
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
NUMERATORS:

   Net earnings from continuing operations before
     cumulative effect of a change in accounting principle .....  $  83      $ 140      $ 264       $ 228
   Cumulative effect of adopting SFAS No. 133, net of tax ......     --         --        (25)         --
   Net earnings from discontinued operations ...................     13         26         11          69
                                                                  -----      -----      -----       -----
   Net earnings ................................................  $  96      $ 166      $ 250       $ 297
                                                                  =====      =====      =====       =====

DENOMINATORS:
   Basic weighted average shares ...............................    456        452        455         445
   Potentially dilutive common shares -- stock options .........      5          5          9           3
                                                                  -----      -----      -----       -----
   Diluted weighted average shares .............................    461        457        464         448
                                                                  =====      =====      =====       =====

7.      INVENTORY

                      APRIL 30,    OCTOBER 31,
                        2001         2000
                        ----         ----
                          (IN MILLIONS)
Finished goods .......$  433        $  356
Work in progress .....   316           340
Raw materials ........ 1,042           914
                      ------        ------
                      $1,791        $1,610
                      ======        ======

8.      COMPREHENSIVE INCOME

        The following table presents the components of comprehensive income.

                                                                       THREE MONTHS ENDED
                                                                      --------------------
                                                                      APRIL 30,  APRIL 30,
                                                                        2001       2000
                                                                      ---------  ---------
                                                                         (IN MILLIONS)
Net earnings ....................................................      $  96       $ 166
     Other comprehensive income:
        Reclassification adjustment for realized gain relating to
           derivative instruments included in net income ........        (12)         --
        Change in unrealized gain (loss) on investments, net ....        (12         (57)
        Unrealized loss on derivative instruments ...............         (4)         --
                                                                       -----       -----
         Total comprehensive income .............................      $  68       $ 109
                                                                       =====       =====

                                                                               SIX MONTHS ENDED
                                                                             --------------------
                                                                             APRIL 30,  APRIL 30,
                                                                               2001       2000
                                                                             ---------  ---------
                                                                                 (IN MILLIONS)
Net earnings ...........................................................      $ 250       $ 297
  Other comprehensive income:
    Change in unrealized gain (loss) on investments, net ...............        (18)         (4)
    Reclassification adjustment for realized loss relating to warrants
      included in net income ...........................................         22          --
    Reclassification adjustment for realized gain relating to derivative
      instruments included in net income ...............................        (13)         --
    SFAS No. 133 cumulative transition adjustment ......................          6          --
    Unrealized gain on derivative instruments ..........................         12          --
                                                                              -----       -----
      Total comprehensive income .......................................      $ 259       $ 293
                                                                              =====       =====

9.      TAXES ON EARNINGS

        In prior periods, Agilent's effective tax rate was calculated using an estimate of its annual pre-tax income. Due to the impacts of the recent economic downturn, Agilent's management has determined that a reliable estimate of its annual pre-tax income and related annual effective tax rate cannot be made. Therefore, Agilent used the actual year-to-date effective tax rate as its best estimate of the annual effective tax rate for fiscal 2001. Agilent's effective tax rate for the six months ended April 30, 2001 was 48%. Agilent's future effective tax rate will be calculated using an estimate of its annual pre-tax income and will be subject to the impact of future profitability, the effects of business acquisitions and dispositions, as well as changes in the mix of its pre-tax earnings amongst jurisdictions with varying statutory rates.

10.     RESTRUCTURING

        As of April 30, 2001, $9 million of the $21 million liability recorded in the last quarter of 2000 relating to the restructuring of Agilent's healthcare solutions business remains and is expected to be utilized in the second half of 2001. This liability is included in Agilent's net investment in discontinued operations.

11.     NOTES PAYABLE AND SHORT-TERM BORROWINGS

        On January 2, 2001, Agilent entered into an additional one-year revolving credit facility for $150 million, which has the same terms and conditions as its existing five-year $250 million and one-year $250 million revolving credit facilities. As of April 30, 2001, Agilent had borrowed $110 million under the new facility and approximately $500 million in commercial paper supported by its $250 million five-year and $250 million one-year revolving credit facilities. In addition to these committed credit facilities, for which Agilent pays a fee, Agilent has access to uncommitted credit lines through its banking partners, under which the banks are not contractually obligated to lend to the Company. Agilent had borrowed approximately $160 million as of April 30, 2001 under these uncommitted bank credit lines.

12.     CONTINUING OPERATIONS - SEGMENT INFORMATION

        The following tables reflect the results of Agilent's reportable segments under the Agilent management system. These results are not necessarily in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics, including earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments. The results of our Healthcare Solutions business, previously reported as a segment, are disclosed in Note 3 "Discontinued operations" above.

                                       TEST AND    SEMICONDUCTOR   CHEMICAL      TOTAL
                                      MEASUREMENT    PRODUCTS      ANALYSIS     SEGMENTS
                                      -----------  -------------   --------     --------
                                                        (IN MILLIONS)
Three months ended April 30, 2001:
Total net revenue ..................    $ 1,648      $   443       $   291      $ 2,382
                                        =======      =======       =======      =======
Earnings (loss) from operations ....    $    10      $   (97)      $    25      $   (62)
                                        =======      =======       =======      =======
Three months ended April 30, 2000:
External revenue ...................    $ 1,385      $   497       $   260      $ 2,142
Internal revenue ...................         --           11            --           11
                                        =======      =======       =======      =======
Total net revenue ..................    $ 1,385      $   508       $   260      $ 2,153
                                        =======      =======       =======      =======
Earnings from operations ...........    $   130      $    54       $    --      $   184
                                        =======      =======       =======      =======

                                      TEST AND   SEMICONDUCTOR  CHEMICAL       TOTAL
                                    MEASUREMENT    PRODUCTS     ANALYSIS      SEGMENTS
                                    -----------  -------------  --------      --------
                                                       (IN MILLIONS)
Six months ended April 30, 2001:
Total net revenue .................   $ 3,333      $ 1,038       $   559      $ 4,930
                                      =======      =======       =======      =======
Earnings (loss) from operations ...   $   227      $   (44)      $    39      $   222
                                      =======      =======       =======      =======
Six months ended April 30, 2000:
External revenue ..................   $ 2,546      $   944       $   503      $ 3,993
Internal revenue ..................        --           20            --           20
                                      =======      =======       =======      =======
Total net revenue .................   $ 2,546      $   964       $   503      $ 4,013
                                      =======      =======       =======      =======
Earnings from operations ..........   $   202      $    77       $     9      $   288
                                      =======      =======       =======      =======

        The following table reconciles the segment results reported above to the total reported results for Agilent's continuing operations.

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      APRIL 30                    APRIL 30
                                                                 2001          2000           2001         2000
                                                                 ----          ----           ----         ----
Net revenue:
   Total reportable segments .............................      $ 2,382       $ 2,153       $ 4,930      $ 4,013
   Elimination of internal revenue .......................           --           (11)           --          (20)
                                                                -------       -------       -------      -------
     Total net revenue, as reported ......................      $ 2,382       $ 2,142       $ 4,930      $ 3,993
                                                                =======       =======       =======      =======

Earnings before taxes:

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      APRIL 30                    APRIL 30
                                                                 2001          2000           2001         2000
                                                                 ----          ----           ----         ----

Total reportable segments' (loss) earnings from operations      $   (62)      $   184       $   222      $   288
Other income (expense), net ..............................          260            28           277           58
                                                                -------       -------       -------      -------
  Total earnings from continuing operations before taxes,
    as reported ..........................................      $   198       $   212       $   499      $   346
                                                                =======       =======       =======      =======

13.     SUBSEQUENT EVENT

        In June, 2001, Agilent and Hewlett-Packard agreed in principle to extend Agilent's use of Hewlett-Packard legacy systems for its customer support businesses. Agilent expects to extend and amend the related Hewlett-Packard IT Service Level Agreements, due to expire in November 2001, for two to three years. Concurrently, Agilent announced the cancellation of the development of replacement systems and is currently assessing the degree to which assets associated with such system development are impaired.

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

        RECLASSIFICATIONS

        Amounts in the condensed consolidated financial statements as of October 31, 2000 and for the three and six months ended April 30, 2000 have been reclassified to conform to the current period's presentation of discontinued operations (see paragraph below).

        DISCONTINUED OPERATIONS

        On November 17, 2000, we agreed to sell our healthcare solutions business to Koninklijke Philips Electronics, N.V. ("Philips") for approximately $1.7 billion pursuant to an asset purchase agreement. Agilent and Philips received antitrust clearance for the transaction from the European Union Commission in March 2001. As of May 31, 2001, the U.S. Department of Justice decided to allow the transaction to proceed without challenge. Consequently, our consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to our remaining business segments. Agilent and Philips expect to complete the transaction before the end of the fiscal year at which time we anticipate recording an after-tax gain in the range of $600 million to $700 million. The amount of the gain is subject to change due to a number of factors, primarily any proceeds related to contingent performance, the valuation of certain assets and liabilities and the length of time to the closing date of the sale.

        IMPACT OF FOREIGN CURRENCIES

        In the three and six months ended April 30, 2001, the U.S. dollar strengthened against the Japanese yen. This movement had no material effect on our net revenue or operating expense growth.

        ADOPTION OF SFAS NO. 133

        Effective November 1, 2000, Agilent adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

        The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) and a pre-tax increase in accumulated comprehensive income of $10 million.

        The current impacts of this accounting change are discussed under "Other income (expense), net" below.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We will adopt this Staff Accounting Bulletin, as amended, in the fourth quarter of fiscal 2001. We currently do not believe the adoption will have a material effect on our annual consolidated financial statements.

        RECENT ECONOMIC DOWNTURN

        The recent economic downturn has had an impact on consumer and capital spending in many of the worldwide markets that we serve. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. Management is uncertain as to how long and how deep the current downturn may be in these markets. These forces resulted in second quarter orders declining 41% from the previous year's levels, with the most significant impacts on our test and measurement and semiconductor products businesses. Since incoming order rate is a good indicator of future revenue, we expect third quarter revenue and net earnings to be down substantially compared with the same period last year. It is also very likely that revenue in the third quarter will also be lower than in the second quarter of this year.

        RESULTS OF OPERATIONS

        Our results of operations for the three and six months ended April 30, 2001 and 2000 as a percentage of total net revenue follow.

                                                            THREE MONTHS            SIX MONTHS
                                                          ENDED APRIL 30,         ENDED APRIL 30,
                                                          ----------------       ----------------
                                                          2001        2000       2001        2000
                                                          ----        ----       ----        ----
Net revenue:
   Products .....................................         90.3        88.0       90.3        87.7
   Services and other ...........................          9.7        12.0        9.7        12.3
                                                         -----       -----      -----       -----
     Total net revenue ..........................        100.0       100.0      100.0       100.0
                                                         -----       -----      -----       -----
Costs and expenses:
   Cost of products .............................         53.6        42.7       49.0        43.4
   Cost of services and other ...................          5.4         7.2        5.4         7.3
   Research and development .....................         14.7        12.3       14.0        13.1
   Selling, general and administrative ..........         28.9        29.2       27.1        29.0
                                                         -----       -----      -----       -----
     Total costs and expenses ...................        102.6        91.4       95.5        92.8
                                                         -----       -----      -----       -----
(Loss) earnings from continuing operations ......         (2.6)        8.6        4.5         7.2
Other income (expense), net .....................         10.9         1.3        5.6         1.5
                                                         -----       -----      -----       -----
Earnings from continuing operations before
    taxes and cumulative effect of a change
    in accounting  principle ....................          8.3         9.9       10.1         8.7
Provision for taxes .............................          4.8         3.4        4.7         3.0
                                                         -----       -----      -----       -----
Net earnings from continuing operations before
    cumulative effect of a change in accounting
    principle ...................................          3.5         6.5        5.4         5.7
Cumulative effect of adopting SFAS No. 133, net
   of tax benefit ...............................         --          --         (0.5)       --
Earnings from discontinued operations, net of tax          0.5         1.2        0.2         1.7
                                                         -----       -----      -----       -----
Net earnings ....................................          4.0         7.7        5.1         7.4
                                                         =====       =====      =====       =====

                                                            THREE MONTHS            SIX MONTHS
                                                          ENDED APRIL 30,         ENDED APRIL 30,
                                                          ----------------       ----------------
                                                          2001        2000       2001        2000
                                                          ----        ----       ----        ----
Cost of products as a percentage of products
    revenue .....................................         59.4        48.5       54.2        49.5
Cost of services and other as a percentage of
    services and other revenue ..................         55.6        60.5       56.1        59.2

        NET REVENUE

        Net revenue increased 11.2 percent to $2.4 billion and 23.5 percent to $4.9 billion in the three and six months ended April 30, 2001, respectively, as compared to $2.1 billion and $4.0 billion in the same periods in 2000. During the first half of fiscal 2001 we have continued to sell certain portions of our lease portfolio to the CIT Group, Inc. ("CIT"), which was recently acquired by Tyco International, Ltd. (the portfolio sale will be referred to in this document as the "CIT sale"). We have contracted with CIT to initiate new lease business with our customers on our behalf. Consequently, our service revenue is generally smaller in 2001 than in the previous year as this arrangement has eliminated our rental revenue streams. Excluding the CIT sale, net revenue increased 4.9 and 18.7 percent in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases reflect increased sales of our products serving the communications and life sciences markets. The increases were partially offset by a decline in revenue from our semiconductor products group in the three months ended April 30, 2001.

        Revenue in the United States increased 2.8 percent to $892 million and
        25.1 percent to $2.0 billion in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. International revenue increased 17.0 percent to $1.5 billion and 22.3 percent to $2.9 billion in the three and first six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The higher net revenue growth internationally in the three months ended April 30, 2001 was primarily attributable to the CIT sale. Excluding the CIT sale, international revenue increased 6.4 percent in the three months ended April 30, 2001. There was minimal currency impact on net revenue growth in the three and six months ended April 30, 2001 as compared to the same periods in 2000.

        In the three months ended April 30, 2001, revenue from products increased 14.0 percent while revenue from services and other decreased
        9.4 percent, as compared to the same periods in 2000. In the first six months of 2001, revenue from products increased 27.1 percent while revenue from services and other decreased 2.9 percent, as compared to the same period in 2000. The increase in product revenue growth was primarily due to increased sales of our products in the communications, electronics and life sciences markets. In addition, the CIT sale had a favorable impact on our product revenue growth and an unfavorable impact on our services and other revenue growth. Excluding the CIT sale, net revenue from products increased 6.9 percent and 21.7 percent in the three and six months ended April 30, 2001 as compared to the same periods in 2000. Excluding lease revenue from all periods, revenue from services increased 8.4 percent and 10.7 percent in the three and six months ended April 30, 2001 as compared to the same periods in 2000. Generally, there is a lag between service revenue growth and product revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire.

        (LOSS) EARNINGS FROM OPERATIONS

        We reported a loss from continuing operations of $62 million in the three months ended April 30, 2001, as compared to earnings from continuing operations of $184 million in the same period in 2000. Earnings from continuing operations decreased 22.9 percent to $222 million in the six months ended April 30, 2001 as compared to the same period in 2000. Excluding the CIT sale, we had a loss from continuing operations of $125 million and earnings from continuing operations of $130 million in the three and six months ended April 30, 2001, respectively, as compared to $184 million and $288 million in the same periods in 2000. The decreases were primarily due to weak results in the test and measurement and semiconductor businesses and increased goodwill amortization related to recent acquisitions. These decreases were partially offset by the performance of our chemical analysis business. Our results from continuing operations were also affected by the reallocation of general overhead costs from our discontinued healthcare solutions business to continuing operations. The overhead absorbed by continuing operations decreased $20 million and $44 million in the three and six month period ended April 30, 2001, as compared to the prior year.

        Costs of products and services, as a percentage of net revenue, increased 9.1 percentage points to 59.0 percent in the three months ended April 30, 2001, as compared to the same period in 2000. Costs of products and services, as a percentage of net revenue, increased 3.7 percentage points to 54.4 percent in the first six months of 2001, as compared to the same period in 2000. The CIT sale had minimal impact on the costs of products and services, as a percentage of net revenue. The increases were primarily attributable to increased reserves for excess and obsolete inventory in the amount of approximately $100 million and lower than anticipated manufacturing volumes which resulted in unabsorbed manufacturing overhead of approximately $100 million. These increases were partially offset by higher volumes in our chemical analysis business.

        Operating expenses as a percentage of net revenue increased 2.1 percentage points to 43.6 percent and decreased 1.0 percentage point to
        41.1 percent in the three and six months ended April 30, 2001, respectively, as compared to 41.5 percent and 42.1 percent in the same periods in 2000. Excluding the CIT sale, operating expenses as a percentage of net revenue increased 4.7 percentage points to 46.2 percent and 0.6 percentage points to 42.7 percent in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were primarily due to higher research and development costs as well as higher goodwill amortization related to recent acquisitions partially offset by higher net revenue. During the three months ended April 30, 2001, we have initiated measures to reduce discretionary spending, on items such as travel and temporary labor, and the full benefits of these efforts will be felt beginning in the third quarter of this year.

        Research and development expenses as a percentage of net revenue increased 2.4 percentage points and 0.9 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases reflect our continuing commitment to invest in developing new products and technologies in the areas of wireless communications, networking equipment and life sciences. Total selling, general and administrative expenses for the three and six month periods ended April 30, 2001 included an increase of $72 million and $106 million, respectively, related to additional goodwill amortization as compared to the prior year. Revenues increased more quickly than selling, general and administrative expenses, leading to a decrease in those expenses as a percentage of revenues of 0.3 percentage points and
        1.9 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000.

        OTHER INCOME (EXPENSE), NET

        Other income (expense), net, increased $232 million to $260 million and $219 million to $277 million in the three and six months ended April 30, 2001, respectively, as compared to $28 million and $58 million for the same periods in 2000. The increases were primarily attributable to a $269 million gain on sale of land in the three months ended April 30, 2001. These increases were partially offset by higher interest expense and lower interest income as a result of increased borrowings and reduced cash levels. There were no material changes related to changes in the fair value of derivative instruments and in the six months ended April 30, 2001.

        PROVISION FOR TAXES

        In prior periods, our effective tax rate was calculated using an estimate of our annual pretax income. Due to the impacts of the recent economic downturn, management has determined that a reliable estimate of our annual pre-tax income and related annual effective tax rate cannot be made. Therefore, we have used the actual year-to-date effective tax rate as our best estimate of the annual effective tax rate for fiscal 2001. Our effective tax rate for the six months ended April 30, 2001 was 48%. Our future effective tax rate will be calculated using an estimate of our annual pre-tax income and will be subject to the impact of future profitability, the effects of business acquisitions and dispositions, as well as changes in the mix of our pre-tax earnings amongst jurisdictions with varying statutory rates.

        TEST AND MEASUREMENT

                                                             THREE MONTHS    SIX MONTHS  ENDED
                                                            ENDED APRIL 30,      APRIL 30,
                                                            ---------------  -----------------
                                                            2001      2000     2001     2000
                                                            ----      ----     ----     ----
                                                                     (IN MILLIONS)
     Net revenue.................................          $1,648   $1,385   $3,333   $2,546
     Earnings from operations....................              10      130      227      202
           Operating margin......................            0.6%     9.4%     6.8%     7.9%

        NET REVENUE

        Net revenue from our test and measurement business increased 19.0 percent to $1.6 billion and 30.9 percent to $3.3 billion in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Excluding the CIT sale, net revenue from our test and measurement business increased 9.5 percent to $1.5 billion and 23.5 percent to $3.1 billion in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were attributable to strong growth in our products serving the communications test markets. Revenue growth was also strong in our products and systems that enable our customers to design and develop next-generation communications networks, deploy new technologies and services as well as manage and optimize existing networks. The increase in the three months ended April 30, 2001 was partially offset by a decline in revenue from our electronics manufacturing test and semiconductor test system businesses.

        Net revenue from products increased 24.1 percent while our net revenue from services and other decreased 12.4 percent, in the three months ended April 30, 2001, as compared to the same period in 2000. Net revenue from products increased 36.5 percent while our net revenue from services and other decreased 2.7 percent, in the six months ended April 30, 2001, as compared to the same period in 2000. The increase in product revenue was primarily due to increased sales of our products in the communications and electronics markets. In addition, the CIT sale had a favorable impact on the relative growth of our product revenue and an unfavorable impact on our services and other revenue growth. Excluding the CIT sale, net revenue from products increased 13.1 percent and 27.9 percent in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Excluding lease revenue, revenue from services increased 12.1 percent and 17.2 percent in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Generally, there is a lag between product revenue growth and service revenue growth. This lag occurs because service revenue increases as our installed base of products increases and warranty periods expire.

        EARNINGS FROM OPERATIONS

        Earnings from operations from our test and measurement business decreased 92.3 percent to $10 million and 12.4 percent to $227 million in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Excluding the CIT sale, our test and measurement business had a loss from operations of $51 million and earnings from operations of $137 million in the three and six months ended April 30, 2001, respectively, as compared to earnings from operations of $130 million and $202 million in the same periods in 2000. The decreases resulted primarily from higher cost of products and services as a percentage of revenue and higher goodwill amortization related to recent acquisitions.

        Cost of products and services as a percentage of net revenue increased
        9.3 percentage points and 4.7 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were primarily due to increased reserves and write-offs for excess and obsolete inventory and manufacturing inefficiencies as a result of lower than anticipated volumes. In addition, premium prices paid for scarce components contributed to the increase for the six months ended

        April 30, 2001.

        Operating expenses as a percentage of net revenue decreased 0.5 percentage points and 3.5 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The decreases were due to higher revenue partially offset by higher expenses.

        Research and development expenses as a percentage of net revenue increased 1.5 percentage points and essentially flat in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Selling, general and administrative expenses as a percentage of net revenue decreased 1.9 percentages points and 3.3 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The decreases were primarily due to higher revenue partially offset by higher goodwill amortization related to recent acquisitions.

        SEMICONDUCTOR PRODUCTS

                                             THREE MONTHS               SIX MONTHS  ENDED
                                            ENDED APRIL 30,                 APRIL 30,
                                          -------------------          -------------------
                                          2001           2000          2001           2000
                                          ----           ----          ----           ----
                                                           (IN MILLIONS)
Net revenue ..........................  $   443        $   497       $ 1,038        $   944
(Loss) earnings from operations ......      (97)            54           (44)            77
   Operating margin (deficiency) .....    (21.9%)         10.9%         (4.2%)          8.2%

        NET REVENUE

        Net revenue from our semiconductor products business decreased 10.9 percent to $443 million and increased 10.0 percent to $1.0 billion in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The decrease in the three months ended April 30, 2001 was primarily due to lower volumes in virtually all product lines. The increase in the six months ended April 30, 2001 was primarily due to strong growth in networking products in the first quarter of 2001, particularly in fiber optics and storage-area-network components. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of ASICs and motion control products, was 31.7 percent and
        32.3 percent for the three and six months ended April 30, 2001, respectively, as compared to 28.4 percent and 29.0 percent for the same periods in 2000.

        (LOSS) EARNINGS FROM OPERATIONS

        Our semiconductor products business had a loss from operations of $97 million and $44 million in the three and six months ended April 30, 2001, respectively, as compared to earnings from operations of $54 million and $77 million in the same periods in 2000. The decreases resulted primarily from lower net revenue and higher cost of products as a percentage of net revenue. Our manufacturing costs generally do not vary directly with production in the short-term. Consequently, in periods of reduced demand our costs of sales decrease at a slower rate than net revenue.

        Cost of products as a percentage of net revenue increased 19.6 percentage points and 5.4 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were primarily driven by the sharp decline in manufacturing volumes that led to an increase in unabsorbed overhead costs. In addition, a decline in demand led to increased reserves for excess and obsolete inventory.

        Operating expenses as a percentage of net revenue increased 13.1 percentage points and 7.0 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in

        2000. The percentage increase was driven by a continued commitment to research and development investment combined with a decreased revenue base.

        Research and development expenses as a percentage of net revenue increased 7.9 percentage points and 5.2 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases reflect increased investments in the fast-growing fiber optics, high-speed networking, and image and position sensor businesses. Selling, general and administrative expenses as a percentage of net revenue increased 5.3 percentage points and 1.8 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were primarily driven by goodwill amortization related to recent acquisitions.

        CHEMICAL ANALYSIS

                                   THREE MONTHS         SIX MONTHS  ENDED
                                  ENDED APRIL 30,           APRIL 30,
                                 ----------------       -----------------
                                 2001        2000        2001       2000
                                 ----        ----        ----       ----
                                               (IN MILLIONS)
Net revenue ..................   $291       $  260       $559       $503
Earnings from operations .....     25           --         39          9
      Operating margin .......    8.6%         0.0%       7.0%       1.8%

        NET REVENUE

        Net revenue from our chemical analysis business increased 11.9 percent to $291 million and 11.1 percent to $559 million in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases were driven by increased sales of our products in the life sciences market moderated by slower growth in our traditional chemical and petrochemical markets. Service revenue was also flat in the three and six months ended April 30, 2001, as compared to the same periods in 2000.

        EARNINGS FROM OPERATIONS

        Earnings from operations from our chemical analysis business increased to $25 million and to $39 million in the three and six months ended April 30, 2001, respectively, as compared to $0 and $9 million in the same periods in 2000. The increases were primarily due to higher net revenue. In addition, operational efficiencies contributed to the increase.

        Cost of products and services as a percentage of net revenue decreased by 2.0 percentage points for the three months ended April 30, 2001 as compared to the same period in 2000. The decrease was primarily due to higher revenues resulting from increased volumes. Cost of products and services as a percentage of net revenue was essentially flat for the six months ended April 30, 2001 as compared to the same period in 2000.

        Operating expenses as a percentage of net revenue decreased 6.6 percentage points and 5.4 percentage points in the three and six months ended April 30, 2001, respectively, as compared to the same periods of 2000. The decreases resulted primarily from higher revenues and increased operational efficiency.

        Research and development expenses as a percentage of net revenue were essentially flat in the three and six months ended April 30, 2001, respectively, as compared to the same periods in 2000. Selling, general and administrative expenses as a percentage of net revenue decreased 6.1 percentage points and 4.6 percentage points in the three and six months April 30, 2001, respectively, as compared to the same periods in 2000. The decreases were primarily driven by increased operational efficiencies.

        HEALTHCARE SOUTIONS

        Our healthcare solutions business is now classified as a discontinued operation. The results for the three and six month periods ended April 30, 2000 and 2001 are shown in the table below.

                                                             THREE MONTHS         SIX MONTHS
                                                                 ENDED               ENDED
                                                               APRIL 30,           APRIL 30,
                                                            --------------      --------------
                                                            2001      2000      2001      2000
                                                            ----      ----      ----      ----
                                                                      (IN MILLIONS)
Net revenue ..............................................  $362      $343      $655      $738
Costs and expenses .......................................   338       313       636       641
                                                            ----      ----      ----      ----
Earnings from discontinued operations ....................    24        30        19        97
Other income, net ........................................     1        14         3        15
                                                            ----      ----      ----      ----
Earnings from discontinued operations before taxes .......    25        44        22       112
Provision for taxes ......................................    12        18        11        43
                                                            ----      ----      ----      ----
Net earnings from discontinued operations ................  $ 13      $ 26      $ 11      $ 69
                                                            ====      ====      ====      ====

        Divestiture costs of $27 million and $40 million have been included in the results from discontinued operations for the three and six month periods ended April 30, 2001, in accordance with APB 30.

        FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $809 million at April 30, 2001 as compared to $996 million at October 31, 2000. Our cash balances have declined as we continue to invest in our infrastructure and acquire companies that will help us achieve our growth and strategic development targets. These outflows were partially offset by the use of our borrowing facilities, by the CIT sale and the sale of land located in San Jose, California.

        We used $57 million of cash in operating activities during the six months ended April 30, 2001. We generated cash from operating activities of $158 million for the corresponding period of 2000. The decrease in operating cash flows was mainly attributable to an increase in other current assets and inventory and a decrease in accounts payable, offset by a decrease in accounts receivable.

        Net cash used in investing activities in the first six months of 2001 was $849 million, as compared to $532 million for the corresponding period of 2000. The increase in investment activity was primarily due to the acquisition of Objective Systems Integrators, Inc. and other companies, investment in property, plant and equipment, offset by proceeds from the sale of land located in San Jose, California and from the CIT sale.

        On January 2, 2001, we entered into a new one-year revolving credit facility for $150 million, that has the same terms and conditions as our existing five-year $250 million and one-year $250 million revolving credit facilities. As of April 30, 2001, we had borrowed $110 million under the new facility and approximately $500 million in commercial paper supported by our two existing revolving credit facilities. In addition to these committed facilities, we have access to uncommitted credit lines through our banking partners, under which we had borrowed approximately $160 million as of April 30, 2001.

        We expect to fund future operations and potential acquisitions from our operating cash flows, the anticipated proceeds from the sale of our healthcare solutions business to Philips and bank credit facilities.

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

-   differentiate our offerings from our competitors' offerings; and

- anticipate our competitors' announcements of new products, services or technological innovations.

OUR OPERATING RESULTS COULD BE HARMED IF THE GENERAL ECONOMY OR THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

Several significant industries and markets into which we sell our products are cyclical and are subject to general economic conditions. From time to time, both the semiconductor and the electronics industries have experienced significant downturns, often in connection with, or in anticipation of maturing product cycles and declines in general economic conditions. The computer industry is also subject to seasonal and cyclical fluctuations in demand for its products. These industry and general economic downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices.

The recent economic downturn reduced consumer and capital spending in many of the markets that we serve worldwide. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. These forces resulted in second quarter orders declining 41 percent from the previous year's levels, with the most significant impacts on our test and measurement and semiconductor product businesses. We are uncertain as to how long and how deep the current downturn may be in these markets. Several factors make it very likely that revenue in the third quarter will be lower than in the second quarter: the extremely uncertain business climate, the steep order decline in the second quarter and the fact that the company shipped a substantial portion of its backlog during the second quarter. Any continued or further slowdowns in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services and could harm our business and our stock price.

WE HAVE TAKEN AND CONTINUE TO TAKE MEASURES TO ADDRESS THE RECENT SLOWDOWN IN DEMAND, WHICH COULD HAVE LONG-TERM EFFECTS ON OUR BUSINESS

Our business has been experiencing lower revenues due to decreased or cancelled customer orders. In an attempt to reduce our expenses, we have frozen hiring, cut back significantly on our use of temporary workers and reduced all discretionary spending. We also have initiated short-term manufacturing closures to reduce production levels. In early April, Agilent announced a temporary 10-percent reduction in pay, effective May 1. This reduction in pay applies to all employees globally, wherever possible. The reduction in pay takes effect via a 10-percent reduction in hours for certain employees, in accordance with local law. In addition, Agilent is continuing initiatives to streamline its operations and improve its customer interfaces. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers. These circumstances could cause a decline in our revenues.

IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH OUR MANUFACTURING CAPACITY, OUR EARNINGS MAY SUFFER.

Because we cannot quickly adapt our production and related cost structures to rapidly changing market conditions, if demand does not meet our expectations, our manufacturing capacity will exceed our production requirements. The fixed costs associated with excess manufacturing capacity will adversely affect our earnings. Conversely, if our manufacturing capacity does not keep pace with product demand, or if we experience difficulties in obtaining parts or components needed for manufacturing, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our earnings and overall business.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect our operating results in a quarter. For example, when orders declined in the second quarter of 2001, it caused significant negative fluctuations in our operating results.

        Other factors that could affect our quarterly operating results include:

    -   competitive pressures resulting in lower selling prices;

    - changes in the relative portion of our revenue represented by our various products and customers;

    -   changes in the timing of product orders; and

    - our inability to forecast revenue in a given quarter from large system sales.

THE TECHNOLOGY LABOR MARKET IS COMPETITIVE, AND OUR BUSINESSES WILL SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN SUFFICIENT PERSONNEL.

        Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. Although there are currently qualified personnel available, the labor market may change in the future. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain and expand our businesses. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including the Silicon Valley region of Northern California where our headquarters and central research and development laboratories are located. Although we believe we offer competitive salaries and benefits, certain of our businesses have had to increase spending in order to retain personnel. In addition, due to current economic conditions, we have frozen hiring and cut back significantly on our use of temporary workers. In early April, Agilent announced a temporary 10-percent reduction in pay, effective May 1, 2001. These temporary measures may make it more difficult for us to retain sufficient personnel.

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

        Acquisitions and strategic alliances may require us to integrate not only products but also a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market the products of newly-acquired companies in a way that enhances the performance of our combined businesses or product line to realize the value from expected synergies of combining the two companies. Depending on the size and complexity of an acquisition, our successful integration of the entity into Agilent depends on a variety of factors, including:

    -   the hiring and retention of key employees,

    -   management of facilities and employees in separate geographic areas,

    -   retention of key customers, and

    - the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

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

        Historically, our semiconductor products business has sold products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three and six months ended April 30, 2001, Hewlett-Packard accounted for 5.9% and 6.4%, respectively, of our total net revenue and 31.7% and 32.3%, respectively, of our semiconductor products business' net revenue. In comparison, for the three and six months ended April 30, 2000, Hewlett-Packard accounted for 6.3% and 5.8%, respectively, of our total net revenue and 28.4% and 29.0%, respectively, of our semiconductor products business' net revenue.

WE MAY FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS REGARDING THE MANUFACTURE, PROCESSING,DISTRIBUTION OF CHEMICALS, OR REGARDING NOTIFICATION ABOUT CHEMICALS, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES OR BE PROHIBITED FROM DISTRIBUTING OUR PRODUCTS.

        Some of our chemical analysis business' products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the United States Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing and distribution of these chemicals to these laws, and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

ENVIRONMENTAL CONTAMINATION FROM PAST OPERATIONS COULD SUBJECT US TO UNREIMBURSED COSTS AND COULD HARM ON-SITE OPERATIONS AND THE FUTURE USE AND VALUE OF THE PROPERTIES INVOLVED.

        Some of our properties are undergoing remediation by Hewlett-Packard for known subsurface contamination. Hewlett-Packard has agreed to retain the liability for all known subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, Hewlett-Packard will have access to our properties to perform remediation. While Hewlett-Packard has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Hewlett-Packard will fulfill its indemnification or remediation obligations.

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

WE AND OUR CUSTOMERS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS, COMPLIANCE WITH WHICH MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES, AND IF WE FAIL TO MAINTAIN SATISFACTORY COMPLIANCE WITH CERTAIN REGULATIONS, WE MAY BE FORCED TO RECALL PRODUCTS AND CEASE THEIR MANUFACTURE AND DISTRIBUTION, AND WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES.

        Our businesses are subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

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

    In addition, the medical device products produced by our healthcare solutions business are subject to regulation by the United States Food and Drug Administration (FDA) and similar international agencies. Their regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. In the first quarter of 2001, we announced a definitive agreement to sell our healthcare solutions business to Philips. Although we have received U.S. and European antitrust clearance, the sale is contingent upon other customary closing conditions.

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

PROVIDING SERVICES TO PHILIPS AFTER THE SALE OF OUR HEALTHCARE SOLUTIONS BUSINESS COULD DISRUPT OUR OPERATIONS.

        We signed a definitive agreement to sell our healthcare solutions business to Koninklijke Philips Electronics ("Philips"), and have received U.S. and European antitrust clearance. The sale is still contingent upon other customary closing conditions. In the event that the transaction is completed, we will be providing transition services to Philips. The provision of such services will require us to redirect resources and could disrupt our operations. However, if the closing of the transaction is delayed or does not occur, we would need to find alternate sources of funding for our future operations and our liquidity could be negatively affected.

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

ONGOING POWER SUPPLY PROBLEMS IN CALIFORNIA COULD HARM OUR BUSINESS.

        Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. Agilent self-insures against such disruptions and does not carry catastrophic insurance policies to cover potential losses resulting from power shortages. In addition, California has recently experienced rising energy costs that could negatively impact our results.

WE ARE IN THE PROCESS OF DEVELOPING OUR OWN BUSINESS PROCESSES AND INFORMATION SYSTEMS, AND PROBLEMS WITH THE REDESIGN AND IMPLEMENTATION OF THESE PROCESSES AND SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

        We are in the process of creating business processes and systems to eventually replace our current systems. We may not be successful in implementing these systems and transitioning data. For example, we plan to implement new enterprise resource planning software applications to manage some of our business operations beginning in the first quarter of 2002. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations. Failure to successfully move to the new enterprise resource planning systems could adversely impact our ability to run our business. Also, we may not be able to develop and implement these systems before certain of our transitional services agreements with Hewlett-Packard expire.

WE MAY NOT BE ABLE TO REPLACE OR MAY PAY INCREASED COSTS TO REPLACE TRANSITIONAL SERVICES AFTER OUR AGREEMENTS WITH HEWLETT-PACKARD EXPIRE.

        Currently we use Hewlett-Packard's systems to support a portion of our operations, mainly customer support and networks. We also lease and sublease certain office and manufacturing facilities from Hewlett-Packard. We have an agreement with Hewlett-Packard for it to continue to provide these information, administrative and leasing services to us through the end of 2001. We expect to extend the particular agreements with regard to the use of Hewlett-Packard customer support systems for two to three years. We are not developing our own customer support systems at this time, and so we will continue to be dependent on Hewlett-Packard for these systems. In addition, while we are developing our other systems, we will be dependent on Hewlett-Packard for the provision of information technology services that are critical to running our businesses. Many of the systems we currently use are proprietary to Hewlett-Packard and are very complex. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate agreements in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Hewlett-Packard. Failure to develop replacement systems in a timely manner or to negotiate agreements with third parties, including Hewlett-Packard, could have a negative impact on our operations.

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

    -   intellectual property matters; and

    - the nature, quality and pricing of transitional and other services Hewlett-Packard has agreed or will agree to provide us.

        Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

CONVERSION TO THE EURO MAY CAUSE DISRUPTION TO OUR BUSINESS

We have established a team to address the issues raised by the introduction of the Euro. This team will utilize Hewlett-Packard's legacy customer support systems, as well as our own systems in other areas. The Euro's initial implementation as an alternative currency was effective as of January 1, 1999, and the transition period will continue through January 1, 2002, when the Euro will become the sole currency in participating countries. The team is continuing to work on conversion issues during this transition period. As of the date of this filing, our Euro project and testing is on schedule. To date, the introduction of the Euro has not materially affected our competitive environment and the manner in which we conduct our operations. We will continue to evaluate the potential issues relating to the Euro conversion, including information technology, the functional currency impact in our significant foreign subsidiaries, derivatives and other financial instruments, continuity of contracts, taxation and accounting. However, based on our work to date, we believe that the introduction of the Euro and the phasing out of national currencies is unlikely to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Our exposure to exchange rate risks has been managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading or speculative purposes.

        We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

        Dated: June 14, 2001           By: /s/ ROBERT R. WALKER
                                          --------------------------------------
                                          Robert R. Walker
                                          Executive Vice President and
                                          Chief Financial Officer

                            AGILENT TECHNOLOGIES INC.

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                                               DESCRIPTION
     ------                                               -----------
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

     2.17         Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from the Company's 10-Q filed on March 19, 2001.

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

     EXHIBIT
     NUMBER                                               DESCRIPTION
     ------                                               -----------
     5-9          Not applicable.

    10.1          Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company's S-1.*

    10.2          1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's S-1.*

    10.3          1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's S-1.*

    10.4          Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares
                  and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company's S-
                  1.

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

    10.10         Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT
                  Group/Equipment Financing, Inc.  Incorporated by reference from Exhibit 10.10 of the Company's 10-Q filed on
                  March 19, 2001.

    10.11         Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc.

    11.           See Item 6 in Notes to Condensed Consolidated Financial Statements on page 7.

    12-14.        Not applicable.

    15.           None.

    16-17.        Not applicable.

    18-19.        None.

    20-21.        Not applicable.

    22-24.        None.

    25-26.        Not applicable.

    27.           Not applicable.

    28.           Not applicable.

    99.           None.

------------

* Indicates management contract or compensatory plan, contract or arrangement.