Form 10-Q
period 2001-07-31
AGILENT TECHNOLOGIES INC
filed 2001-09-14
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER: 001-15405

AGILENT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0518772 (IRS EMPLOYER IDENTIFICATION NO.)

395 PAGE MILL ROAD, PALO ALTO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94306 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (650) 752-5000

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

YES  [X]    NO  [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT JULY 31, 2001 460,637,309 SHARES

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except par value)

	July 31,	October 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$999	$996

Accounts receivable, net	1,169	1,938

Inventory	1,704	1,610

Other current assets	784	595

Total current assets	4,656	5,139

Property, plant and equipment, net	1,807	1,685

Goodwill and other intangible assets, net	1,178	467

Other assets	340	442

Net investment in discontinued operations	641	597

Total assets	$8,622	$8,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$544	$857

Notes payable and short-term borrowings	794	110

Employee compensation and benefits	602	679

Deferred revenue	386	322

Accrued taxes and other accrued liabilities	478	695

Total current liabilities	2,804	2,663

Other liabilities	331	402

Commitments and contingencies

Stockholders’ equity:

Preferred stock; $.01 par value; 125 shares authorized; none issued and outstanding	—	—

Common stock; $.01 par value; 2,000 shares authorized; 460.6 shares at July 31, 2001 and 454.0 shares at October 31, 2000 issued and outstanding	5	5

Additional paid-in capital	4,705	4,508

Retained earnings	788	757

Other comprehensive loss	(11)	(5)

Total stockholders’ equity	5,487	5,265

Total liabilities and stockholders’ equity	$8,622	$8,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net revenue:

Products	$1,607	$2,081	$6,061	$5,584

Services and other	199	270	675	760

Total net revenue	1,806	2,351	6,736	6,344

Costs and expenses:

Cost of products	1,042	1,044	3,458	2,778

Cost of services and other	104	145	371	435

Research and development	319	288	1,010	810

Selling, general and administrative	683	685	2,017	1,844

Total costs and expenses	2,148	2,162	6,856	5,867

(Loss) earnings from continuing operations	(342)	189	(120)	477

Other income (expense), net	35	27	312	85

(Loss) earnings from continuing operations before taxes and cumulative effect of a change in accounting principle	(307)	216	192	562

(Benefit) Provision for taxes	(93)	73	142	191

(Loss) earnings from continuing operations before cumulative effect of a change in accounting principle	(214)	143	50	371

Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	—	(25)	—

(Loss) earnings from discontinued operations (net of taxes of $4 million and $10 million for the three months ended July 31, 2001 and 2000; $15 million and $53 million for the nine months ended July 31, 2001 and 2000)	(5)	12	6	81

Net (loss) earnings	$(219)	$155	$31	$452

Net (loss) earnings per share — Basic:

(Loss) earnings from continuing operations before cumulative effect of a change in accounting principle	$(0.47)	$0.32	$0.11	$0.83

Cumulative effect of adopting SFAS No. 133	$—	$—	$(0.05)	$—

Net (loss) earnings from discontinued operations	$(0.01)	$0.02	$0.01	$0.18

Net (loss) earnings	$(0.48)	$0.34	$0.07	$1.01

Net (loss) earnings per share — Diluted:

(Loss) earnings from continuing operations before cumulative effect of a change in accounting principle	$(0.47)	$0.31	$0.11	$0.82

Cumulative effect of adopting SFAS No. 133	$—	$—	$(0.05)	$—

Net (loss) earnings from discontinued operations	$(0.01)	$0.03	$0.01	$0.18

Net (loss) earnings	$(0.48)	$0.34	$0.07	$1.00

Average shares used in computing net earnings per share:

Basic	459	453	457	448

Diluted	459	461	463	452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	NINE MONTHS ENDED JULY 31,

	2001	2000

Cash flows from operating activities:

Net earnings from continuing operations	$25	$371

Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:

Depreciation and amortization	501	321

Inventory reserve	272	36

Net gain from fixed asset transactions	(191)	(29)

Net non-cash gain from investments	(39)	—

Deferred taxes	6	(19)

Cumulative effect of adopting SFAS No. 133	41	—

Changes in assets and liabilities:

Accounts receivable	780	(643)

Inventory	(357)	(299)

Accounts payable	(306)	282

Taxes on earnings	(217)	238

Other current assets and liabilities	(289)	(70)

Other, net	41	(60)

Net cash provided by operating activities	267	128

Cash flows from investing activities:

Investments in property, plant and equipment	(714)	(443)

Dispositions of property, plant and equipment:

Land sale and other	346	101

Lease portfolio	287	—

Proceeds from sale of equity investments	—	60

Purchases of equity investments	—	(22)

Acquisitions, net of cash acquired	(904)	(613)

Other, net	(48)	10

Net cash used in investing activities	(1,033)	(907)

Cash flows from financing activities:

Initial public offering proceeds	—	2,068

Initial public offering proceeds distributed to Hewlett-Packard	—	(2,068)

Issuance of common stock under employee stock plans	132	44

Changes in notes payable and short-term borrowings, net of payments	675	129

Financing from Hewlett-Packard	—	1,081

Net cash provided by financing activities	807	1,254

Net cash (used in) provided by discontinued operations	(38)	228

Change in cash and cash equivalents	3	703

Cash and cash equivalents at beginning of period	996	—

Cash and cash equivalents at end of period	$999	$703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Agilent Technologies, Inc. (“Agilent”) is a global technology leader in communications, electronics and life sciences. Agilent was incorporated in Delaware in May 1999.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements as of October 31, 2000 and for the three and nine months ended July 31, 2000 have been reclassified to conform to the current period’s presentation of discontinued operations (see Note 3 below).

Basis of Presentation.

Agilent has prepared the accompanying financial data for the quarterly period ended July 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly Agilent’s consolidated financial position as of July 31, 2001, consolidated results of operations for the three and nine months ended July 31, 2001 and 2000, and consolidated cash flow activities for the nine months ended July 31, 2001 and 2000.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in Agilent’s 2000 Annual Report on Form 10-K and Agilent’s Form 8-K filed on June 29, 2001.

Recent Accounting Pronouncements.

In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Agilent will adopt this Staff Accounting Bulletin, as amended, in the fourth quarter of this fiscal year. Agilent currently does not believe the adoption will have a material effect on its annual consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “ Goodwill and Other Intangible Assets”. As a result of FAS 141, all future acquisitions will be accounted for using the purchase method of accounting. FAS 142 becomes effective for Agilent no later than fiscal year 2003. Goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized, in accordance with the requirements of FAS 142. Until Agilent adopts the new standard, the company will continue to amortize goodwill existing at June 30, 2001 and to test all goodwill for impairment using the current method, which uses an undiscounted cash flow test. After adoption, the company will stop amortizing all goodwill and will begin to test goodwill for impairment under the new rules, which apply a fair-value-based test. Agilent is assessing the impact that these standards will have on its consolidated financial position and results of operations.

3.	SUBSEQUENT EVENT — SALE OF HEALTHCARE SOLUTIONS BUSINESS

On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to Agilent on August 1, 2001, with further payments to follow pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001. Agilent expects to receive the majority of these additional payments within six months, subject to Agilent’s performance of certain services for Philips. In addition, the purchase price is subject to adjustment based on an independent audit of the purchased net assets. Agilent’s condensed consolidated financial statements reflect its healthcare solutions business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of Agilent’s healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to Agilent’s three remaining business segments. Agilent anticipates recording a total after-tax gain in the range of $550 million to $650 million. The amount of the gain is subject to change due to a number of factors, including the valuation of certain assets and liabilities and the performance of certain services.

The following table shows the component assets and liabilities of Agilent’s net investment in its healthcare solutions business.

	July 31,	October 31,
	2001	2000

	(in millions)
Current assets	$611	$516

Property, plant and equipment, net	51	56

Goodwill and other intangible assets, net	89	90

Other assets	15	30

Current liabilities	(57)	(95)

Net loss from discontinued operations post-measurement date	(58)	—

Other liabilities	(10)	—

Net investment in discontinued operations	$641	$597

Net loss from discontinued operations for the two-month period following the May 31, 2001 measurement date totaled $58 million. Management believes that the expected gain on sale is sufficient to offset the losses incurred after the measurement date and has therefore deferred the loss from discontinued operations in accordance with APB 30. The loss will be recognized as part of the net gain on sale in the fourth quarter of the current fiscal year.

The following table shows the detailed results of operations of Agilent’s discontinued healthcare solutions business through the measurement date of May 31, 2001. These results are included in Agilent’s condensed consolidated statement of earnings as net (loss) earnings from discontinued operations for the three and nine-month periods ended July 31, 2001 and 2000.

	One Month Ended May 31, 2001	Three Months Ended July 31, 2000	Seven Months Ended July 31, 2001	Nine Months Ended July 31, 2000

		(in millions)
Net revenue	$110	$319	$765	$1,057

Costs and expenses	111	298	747	939

(Loss) earnings from discontinued operations	(1)	21	18	118

Other income, net	0	1	3	16

(Loss) earnings from discontinued operations before taxes	(1)	22	21	134

Provision for taxes	4	10	15	53

Net (loss) earnings from discontinued operations	$(5)	$12	$6	$81

Incremental costs directly related to divestiture activities of $10 million and $50 million have been included in the results from discontinued operations for the one and seven-month periods ended May 31, 2001, in accordance with APB 30.

4.	ADOPTION OF SFAS NO. 133

Effective November 1, 2000, Agilent adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

The adoption of SFAS No. 133 in the first quarter of 2001 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) and a pre-tax increase in other comprehensive income of $10 million. During the three and nine months ended July 31, 2001, pre-tax gains of $5 million and $2 million were recorded in other income from continuing operations related to the value of derivative transactions. Pre-tax losses of $25 million and $8 million were recorded in other comprehensive income during the same periods related to derivative instruments. Discontinued operations results for the nine months ended July 31, 2001, include a pre-tax loss of $1 million related to the value of derivative transactions.

5.	ACQUISITIONS AND DISPOSITIONS

Acquisitions. On January 5, 2001, Agilent acquired Objective Systems Integrators, Inc. (“OSI”) for a total purchase price of $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options issued. The purchase method of accounting has been used for this transaction and accordingly goodwill and intangibles of $593 million were recorded and will be amortized over 3 years.

In January 2001, Agilent completed its acquisition of Yokogawa Electric Corporation’s 25% equity interest in Agilent Technologies Japan, Ltd. by purchasing the remaining 4.2% interest for approximately $98 million. Of this amount, approximately $66 million was attributable to goodwill. Of the total acquisition price of $391 million, approximately $278 million has been recorded as goodwill and will be amortized over a 10-year period.

In addition to the acquisitions of the remaining 4.2% of Agilent Technologies, Japan, Ltd. and OSI, Agilent acquired several companies that were not significant to its consolidated financial position, results of operations or cash flows in the three and nine months ended July 31, 2001.

Dispositions. In the three and nine months ended July 31, 2001, Agilent sold additional portions of its portfolio of lease assets to the CIT Group, Inc. (“CIT”), which was acquired by Tyco International, Ltd. Net proceeds from these sales transactions, product revenue, and cost of products for these sales in the three and nine months ended July 31, 2001 are summarized in the following table. Agilent has agreed in principle to sell the remainder of its portfolio of lease assets to CIT during the remainder of fiscal 2001.

	Three Months Ended	Nine Months Ended
	July 31, 2001	July 31, 2001

	(in millions)
Net proceeds	$56	$287

Net revenue from products	$35	$236

Cost of products	$19	$120

6.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

	(in millions, except per share data)
NUMERATORS:

Net (loss) earnings from continuing operations before cumulative effect of a change in accounting principle	$(214)	$143	$50	$371

Cumulative effect of adopting SFAS No. 133, net of tax	—	—	(25)	—

Net (loss) earnings from discontinued operations	(5)	12	6	81

Net (loss) earnings	$(219)	$155	$31	$452

DENOMINATORS:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

	(in millions, except per share data)
Basic weighted average shares	459	453	457	448

Potentially dilutive common shares — stock options	0	8	6	4

Diluted weighted average shares	459	461	463	452

7.	INVENTORY

	July 31,	October 31,
	2001	2000

	(in millions)
Finished goods	$453	$356

Work in progress	283	340

Raw materials	968	914

	$1,704	$1,610

8.	COMPREHENSIVE INCOME

The following table presents the components of comprehensive (loss) income.

	Three Months Ended

	July 31,	July 31,
	2001	2000

	(in millions)
Net (loss) earnings	$(219)	$155

Other comprehensive income:

Change in unrealized gain (loss) on investments, net	(11)	(2)

Reclassification adjustment for realized gain relating to derivative instruments included in net income	6	—

Change in unrealized loss on derivative instruments	(11)	—

Total comprehensive (loss) income	$(235)	$153

	Nine Months Ended

	July 31,	July 31,
	2001	2000

	(in millions)
Net earnings	$31	$452

Other comprehensive income:

Change in unrealized gain (loss) on investments, net	(29)	(6)

Reclassification adjustment for realized loss relating to warrants included in net income	22	—

Reclassification adjustment for realized gain relating to derivative instruments included in net income	(6)	—

SFAS No. 133 cumulative transition adjustment	6	—

Unrealized gain on derivative instruments	1	—

Total comprehensive income	$25	$446

9.	TAXES ON EARNINGS

Prior to the second quarter of 2001, Agilent’s effective tax rate was calculated using an estimate of its annual pre-tax income. Due to the impacts of the recent economic downturn, Agilent’s management determined that a reliable estimate of its annual pre-tax income and related annual effective tax rate cannot be made. Therefore, since the second quarter of 2001, Agilent used the actual year-to-date effective tax rate as its best estimate of the annual effective tax rate for fiscal 2001.

10.	NOTES PAYABLE AND SHORT-TERM BORROWINGS

On January 2, 2001, Agilent entered into an additional one-year revolving credit facility for $150 million, which has the same terms and conditions as its existing five-year $250 million and one-year $250 million revolving credit facilities. As of July 31, 2001, Agilent had borrowed $150 million under the new facility and approximately $490 million in commercial paper supported by its $250 million five-year and $250 million one-year revolving credit facilities. In addition to these committed credit facilities, for which Agilent pays a fee, Agilent has access to uncommitted credit lines through its banking partners, under which the banks are not contractually obligated to lend to the Company. Agilent had borrowed approximately $155 million as of July 31, 2001 under these uncommitted bank credit lines. See Note 12 for discussion of the repayment of notes payable and short-term borrowings subsequent to July 31, 2001.

11.	CONTINUING OPERATIONS — SEGMENT INFORMATION

The following tables reflect the results of Agilent’s segments under the Agilent management system. These results are not necessarily in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on earnings (loss) from operations.

In May 2001, Agilent’s management changed its measure of the profitability of each of the business segments to exclude goodwill and other intangible amortization and non-recurring items. These items are now included within “Corporate and Other” in the reconciliation of segment results to the total reported results for Agilent. Accordingly, prior period earnings (loss) from operations have been restated. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments. The results of Agilent’s Healthcare Solutions business, previously reported as a segment, are disclosed in Note 3 above.

	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
Three months ended July 31, 2001:

Total net revenue	$1,115	$425	$266	$1,806

Earnings (loss) from operations	$(151)	$(36)	$28	$(159)

Three months ended July 31, 2000:

Total net revenue	$1,514	$591	$246	$2,351

Earnings from operations	$122	$85	$2	$209

	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
Nine months ended July 31, 2001:

Total net revenue	$4,448	$1,463	$825	$6,736

Earnings (loss) from operations	$188	$(71)	$75	$192

Nine months ended July 31, 2000:

Total net revenue	$4,060	$1,535	$749	$6,344

Earnings from operations	$335	$164	$16	$515

The following table reconciles the segment results reported above to the total reported results for Agilent’s continuing operations.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

	(in millions)
Net revenue:

Total net revenue, as reported	$1,806	$2,351	$6,736	$6,344

(Loss) Earnings before taxes:

Total reportable segments’ (loss) earnings from operations	$(159)	$209	$192	$515

Corporate and Other	(183)	(20)	(312)	(38)

Other income (expense), net	35	27	312	85

Total (loss) earnings from continuing operations before taxes and cumulative effect of a change in accounting principle	$(307)	$216	$192	$562

12.	SUBSEQUENT EVENTS

Following the sale of Agilent’s healthcare solutions business to Philips on August 1, 2001, Agilent repaid substantially all of its outstanding short-term borrowings. In accordance with the terms of the credit agreement, Agilent’s $150 million one-year revolving credit facility, established in January 2001, was repaid in full and terminated upon receipt of the proceeds from the sale.

On August 9, 2001, Agilent acquired a leasehold interest in several properties located in California for approximately $286 million and recorded net leasing investments for the same amount.

On August 20, 2001, Agilent management announced that it would reduce its workforce by approximately 4,000 people, or about nine percent, by the middle of next year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE ANTICIPATED COMPLETION OF TRANSACTIONS, OUR LIQUIDITY POSITION AND OUR EXPECTED OVERALL GROWTH THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THIS FORM 10-Q.

BASIS OF PRESENTATION

The financial information presented in this Form 10-Q is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Amounts in the condensed consolidated financial statements as of October 31, 2000 and for the three and nine months ended July 31, 2000 have been reclassified to conform to the current period’s presentation of discontinued operations (see paragraph below).

DISCONTINUED OPERATIONS

On August 1, 2001, we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to us on August 1, 2001, with further payments to follow pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001. We expect to receive the majority of these additional payments within six months, subject to our performance of certain services for Philips. In addition, the purchase price is subject to adjustment based on an independent audit of the purchased net assets. Our condensed consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to our three remaining business segments. We anticipate recording a total after-tax gain in the range of $550 million to $650 million. The amount of the gain is subject to change due to a number of factors, including the valuation of certain assets and liabilities and the performance of certain services.

We have applied some of the proceeds to repay substantially all of our outstanding short-term borrowings. The remaining proceeds have been added to our existing operating cash reserves. Most of our healthcare solutions business’ operational facilities and certain of its associated assets and liabilities were transferred to Philips. We are restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years. For incremental fees, we will provide certain support services to Philips during the next year.

IMPACT OF FOREIGN CURRENCIES

In the three and nine months ended July 31, 2001, the impact of foreign currencies, net of our currency hedging activities, had no material effect on our net revenue or operating expenses.

ADOPTION OF SFAS NO. 133

Effective November 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) and a pre-tax increase in accumulated comprehensive income of $10 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We will adopt this Staff Accounting Bulletin, as amended, in the fourth quarter of fiscal 2001. We currently do not believe the adoption will have a material effect on our annual consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “ Goodwill and Other Intangible Assets”. As a result of FAS 141, all future acquisitions will be accounted for using the purchase method of accounting. FAS 142 becomes effective for us no later than fiscal year 2003. Goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized, in accordance with the requirements of FAS 142. Until we adopt the new standard, we will continue to amortize goodwill existing at June 30, 2001 and to test all goodwill for impairment using the current method, which uses an undiscounted cash flow test. After adoption, we will stop amortizing all goodwill and will begin to test goodwill for impairment under the new rules, which apply a fair-value-based test. We are assessing the impact that these standards will have on our consolidated financial position and results of operations.

RECENT ECONOMIC DOWNTURN

The recent economic downturn has had an impact on purchases and capital spending in many of the worldwide markets that we serve. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. Management is uncertain as to how long and how deep the current downturn may be in these markets. These forces resulted in third quarter orders declining 54 percent from the previous year’s levels, driven by our test and measurement and semiconductor products businesses. Since our incoming order rate is a good indicator of future revenue, we expect fourth quarter revenue and net earnings to be down substantially compared with the same period last year. It is also likely that our revenue in the fourth quarter will be lower than any other quarter of this year and therefore our net loss will be greater than that recorded in the third fiscal quarter.

RESULTS OF OPERATIONS

Our company is a global diversified technology organization that provides enabling solutions to high growth markets within the communications, electronics and life sciences industries.

NET REVENUE

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec) %	2001	2000	Inc/(Dec) %

	(In millions)
U.S	$712	$990	(28.1)	$2,729	$2,602	4.9

International	1,094	1,361	(19.6)	4,007	3,742	7.1

Total	$1,806	$2,351	(23.2)	$6,736	$6,344	6.2

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec) %	2001	2000	Inc/(Dec) %

	(In millions)
Products	$1,607	$2,081	(22.8)	$6,061	$5,584	8.5

Services and other(a)	199	270	(26.3)	675	760	(11.2)

Total	$1,806	$2,351	(23.2)	$6,736	$6,344	6.2

(a)	Services and other includes revenue generated from servicing our installed base of products, warranty extensions, consulting and operating lease revenue. Our operating lease revenue has decreased in 2001 as a result of the sale of certain portions of our lease portfolio (the “CIT sale”) to the CIT Group, Inc. (“CIT”), as described more fully below.

	For the three months ended July 31,		For the nine months ended July 31,
% of Total
Net Revenue	2001	2000	2001	2000

Products	89.0	88.5	90.0	88.0

Services and other	11.0	11.5	10.0	12.0

Total	100.0	100.0	100.0	100.0

The decrease in net revenue for the third quarter of 2001 compared to the same period in 2000 related primarily to a slowdown in the telecommunications, semiconductor and computer industries, which has severely impacted our customers’ ability to purchase our products. To date, this slowdown has impacted our revenues in the United States somewhat more severely than in other parts of the world. Our revenues have decreased each quarter during the nine months ended July 31, 2001 from a first quarter high of $2.5 billion to the current quarter’s $1.8 billion. In contrast, revenues throughout the first nine months of fiscal 2000 were increasing each quarter from a low of $1.9 billion in the first quarter to $2.4 billion in the third quarter. The overall increase in net revenue for the first nine months of 2001 compared to the same period in 2000 was a result of this cyclical movement, primarily driven by our businesses serving the semiconductor and communications industries. There was minimal currency impact on net revenue in the third quarter and the first nine months of 2001 as compared to the same periods in 2000.

During the first nine months of 2001 we have continued to sell certain portions of our lease portfolio (the “CIT sale”) to the CIT Group, Inc. (“CIT”), which was recently acquired by Tyco International, Ltd. We have contracted with CIT to initiate new lease business with our customers on our behalf. Consequently, our service revenue is generally smaller in 2001 than in the previous year as this arrangement has eliminated a significant portion of our rental revenue streams.

Excluding the CIT sale, net product revenue for the third quarter of 2001 decreased 25 percent and net revenue for the first nine months of 2001 increased 3 percent compared to the same periods in 2000.

Excluding operating lease revenue, net revenue from services and other was essentially flat for the third quarter of 2001 compared to the same period in 2000 and increased 7.1 percent for the first nine months of 2001 compared to the same period in 2000. Generally, service revenue increases as our installed base of products increases and warranty periods expire.

COSTS AND EXPENSES

	For the three months ended			For the nine months ended
	July 31,			July 31,

			Inc/(Dec) %			Inc/(Dec) %
As a % of net revenue	2001	2000	Points	2001	2000	Points

Cost of products as a percentage of product revenue	64.8	50.2	14.6	57.1	49.7	7.4

Cost of services and other as a percentage of service revenue	52.3	53.7	(1.4)	55.0	57.2	(2.2)

Total cost of goods as a percentage of total revenue	63.5	50.6	12.9	56.8	50.6	6.2

Research and development	17.7	12.3	5.4	15.0	12.8	2.2

Selling, general and administrative	37.8	29.1	8.7	29.9	29.1	0.8

The increase in cost of products as a percentage of product revenue related primarily to charges for excess and obsolete inventory above their normal run rates by approximately $70 million and $170 million for the third quarter and the first nine months of 2001, respectively. In addition, due to the fixed nature of our manufacturing costs, lower than anticipated manufacturing volumes contributed to the increase in cost of products as a percentage of product revenue. Cost of products and services in the third quarter of 2001 increased 4.5 percentage points compared to the second quarter of 2001. The CIT sale had minimal impact on the costs of products and services, as a percentage of net revenue.

The increase in research and development as a percentage of net revenue for the third quarter of 2001 compared to the same period in 2000 reflects our continuing commitment to invest in developing new products and technologies. Despite our efforts to reduce cost structures and discretionary expenses, net revenue decreased more quickly than selling, general and administrative expenses, leading to increases in those expenses as a percentage of net revenue in the third quarter of 2001 compared to the same period in 2000. Total selling, general and administrative expenses for the third quarter and the first nine months of 2001 included a one-time non-cash charge of $74 million, which reflects our change in strategy for providing information systems for customer support, and an increase compared to the prior year of $89 million and $200 million, respectively, related to additional goodwill and purchased intangible asset amortization. Amortization of goodwill and purchased intangible assets increased due to various acquisitions completed in fiscal 2001, including the acquisition of Objective Systems Integrators, Inc. (“OSI”). Refer to Note 5 to the Condensed Consolidated Financial Statements. Excluding the impact of the one-time non-cash charge and amortization of goodwill and purchased intangible assets, our selling, general and administrative expenses for the third quarter of 2001 decreased 23 percent compared to the same period in 2000.

While our total head count decreased sequentially in the third quarter of 2001, our head count increased 5 percent and 12 percent in the third quarter and the first nine months of 2001 compared to the same periods in 2000. Various acquisitions contributed to these increases. Employee-related costs increased in fiscal 2001 as compared to the prior year due to the increase in headcount and annual wage increases in February 2001, partially offset by the 10% temporary wage cut instituted in May 2001 in response to the economic slowdown. Additionally, payments related to our variable pay programs were lower in 2001 than in the previous year.

We expect to receive approximately $50 million, net of incremental expenses incurred, from Philips to offset fixed expenses over the next year in connection with our commitment to provide transitional services to Philips following their purchase of our healthcare solutions group on August 1, 2001.

(LOSS) EARNINGS FROM CONTINUING OPERATIONS

Excluding the CIT sale, we had a loss from continuing operations of $358 million and $236 million in the third quarter and the first nine months of 2001, respectively, as compared to earnings from continuing operations of $189 million and $477 million in the same periods in 2000. The decreases were primarily due to the fact that net revenue declined much more rapidly than costs and expenses in the test and measurement and semiconductor businesses. Increased goodwill amortization related to recent acquisitions also contributed to the decreases. These decreases were partially offset by the performance of our chemical analysis business. Our chemical analysis business introduced several new products this year including microarrays and bioanalyzers, and added various successful products to the liquid chromatography product family.

OTHER INCOME (EXPENSE), NET

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec) %	2001	2000	Inc/(Dec) %

	(In millions)
Other income (expense), net	$35	$27	29.6	$312	$85	267.1

The increase in other income (expense), net for the third quarter of 2001 related primarily to $39 million of net non-cash gains on investments and for the first nine months of 2001 was primarily attributable to the sale of land in San Jose, California in February 2001 that resulted in a $269 million gain. These increases were partially offset by higher interest expense as a result of increased borrowings and lower interest income as a result of reduced average cash balances in 2001 as compared to the prior year.

BENEFIT/PROVISION FOR TAXES

Prior to the second quarter of 2001, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impacts of the recent economic downturn, we determined that a reliable estimate of our annual pre-tax income and related annual effective tax rate cannot be made. Therefore, since the second quarter of 2001 we used the actual year-to-date effective tax rate as our best estimate of the annual effective tax rate for fiscal 2001. Our future effective tax rate will be subject to the impact of future profitability, the effects of business acquisitions and dispositions, as well as changes in the mix of our pre-tax earnings amongst jurisdictions with varying statutory rates.

SEGMENT RESULTS

In May 2001, our management changed its measure of the profitability of each of the business segments to exclude goodwill and other intangible amortization and non-recurring items. These items are now excluded from the earnings from operations discussion below and accordingly, prior period earnings (loss) from operations have been restated.

TEST AND MEASUREMENT

Our test and measurement business provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices.

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec)	2001	2000	Inc/(Dec)

	(In millions except for operating (deficit) margin)
Net revenue from products	$975	$1,305	(25.3%)	$3,953	$3,486	13.4%

Net revenue from services and other	140	209	(33.0%)	495	574	(13.8%)

Total net revenue	1,115	1,514	(26.3%)	4,448	4,060	9.6%

(Loss) earnings from operations	(151)	122	(223.4%)	188	335	(43.8%)

Operating margin (deficit)	(13.5%)	8.1%	(21.6 ppts)	4.2%	8.3%	(4.1 ppts)

NET REVENUE

Our test and measurement business revenue and earnings grew through fiscal 2000, peaking in the fourth quarter, followed by sequential declines in each quarter of fiscal 2001. Slowdown in telecommunications and semiconductor industries, significant cancellations from customers and higher trade discounts were the main factors that caused the sequential declines in revenue in 2001, which was particularly sharp in the third quarter as we became increasingly dependent on incoming orders which sharply declined in virtually all of our product lines. Excluding the CIT sale, net revenue from our test and measurement business decreased 28.6 percent to $1.1 billion in the third quarter of 2001 and increased 4.1 percent to $4.2 billion in the first nine months of 2001 compared to the same periods in 2000. We entered the fiscal year with a significant number of unfulfilled orders from fiscal 2000, which together with strong incoming orders resulted in a relatively solid performance in the first quarter of 2001. Starting in the second quarter of 2001 our incoming orders declined and we experienced significant cancellations from customers. In the third quarter of 2001 demand for our products weakened further across all product lines within our test and measurement business.

Excluding the CIT sale, net revenue from products decreased 27.9 percent in the third quarter of 2001 and increased 7.0 percent in the first nine months of 2001 compared to the same periods in 2000. Excluding lease revenue, revenue from services increased 1.0 percent and 11.5 percent in the three and nine months ended July 31, 2001, respectively, as compared to the same periods in 2000. Generally, service revenue increases as our installed base of products increases and as warranty periods expire.

COSTS AND EXPENSES

The following table shows the increase or decrease in our test and measurement business’s costs and expenses as a percentage of its net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000.

	Three months ended	Nine months ended
	July 31,	July 31,

Increase/(decrease) as a % of net revenue	Inc % Points	Inc/(Dec) % Points

Cost of products and services	14.9	6.9

Research & development	5.9	1.5

Selling, general and administrative	0.8	(4.5)

The increases in cost of products and services as a percentage of net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000 were primarily due to increased reserves and write-offs for excess and obsolete inventory. In addition, due to the fixed nature of our manufacturing costs, lower than anticipated manufacturing volumes contributed to the increase in cost of products as a percentage of product revenue. Excluding the impacts of increased inventory reserves, costs of products and services as a percentage of net revenue increased 6.8 percentage points and 3.0 percentage points in the third quarter and the first nine months of 2001, respectively, compared to the same periods in 2000.

The increases in research and development as a percentage of net revenue in the third quarter and the first nine months of 2001 compared to the same periods in 2000 were primarily due to our continuing expenditures for new product introductions. The decrease in selling, general and administrative expenses as a percentage of net revenue in the first nine months of 2001 compared to the same periods in 2000 were primarily attributable to our cost control measures which significantly reduced our cost structures and discretionary spending.

(LOSS) EARNINGS FROM OPERATIONS

The three months ended July 31, 2001 resulted in a loss from operations for our test and measurement business as a result of reduced demand leading to fewer sales, excess inventory reserves and unabsorbed manufacturing overhead. Excluding the CIT sale, our test and measurement business had a loss from operations of $166 million and earnings from operations of $83 million in the third quarter and the first nine months of 2001, respectively, as compared to earnings from operations of $122 million and $335 million in the same periods in 2000.

SEMICONDUCTOR PRODUCTS

Our semiconductor products business provides fiber optic communications devices and assemblies, integrated circuits for wireless applications, application-specific integrated circuits, optical switches, and image sensors to the communication and computer industries.

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec)	2001	2000	Inc/(Dec)

	(In millions except for operating margin)
Net revenue	$425	$591	(28.1%)	$1,463	$1,535	(4.7%)

(Loss) earnings from operations	(36)	85	(143.5%)	(71)	164	(143.9%)

Operating margin (deficit)	(8.7%)	14.4%	(23.1 ppts)	(4.9%)	10.7%	(15.6 ppts)

NET REVENUE

The decrease in net revenue for the third quarter in 2001 compared to the same period in 2000 was primarily due to a sharp decline in demand, as a result of the global economic slow down that led to lower volumes in virtually all product lines. Total net revenue for the third quarter and the first nine months of 2001 included $35 million of non-recurring royalty revenue relating to changes in our agreement with Adaptec. As a percentage of net revenue for the semiconductor products business, revenue from sales to Hewlett-Packard, consisting primarily of application-specific integrated circuits and motion control products, was 27.4 percent and 30.9 percent for the third quarter and the first nine months of 2001, respectively, as compared to 24.5 percent and 27.2 percent for the same periods in 2000.

COSTS AND EXPENSES

The following table shows the increase in our semiconductor products business’s costs and expenses as a percentage of its net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000.

	Three months ended	Nine months ended
	July 31,	July 31,
Increase as a % of net revenue	Increase % Points	Increase % Points

Cost of products	14.0	8.3

Research and development	7.1	5.8

Selling, general and administrative	2.0	1.5

The increases in cost of products as a percentage of net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000 were primarily due to lower than anticipated manufacturing volumes. A significant portion of our manufacturing costs do not vary directly with manufacturing volumes. In recent quarters, due to these fixed manufacturing costs, our cost of products has declined more slowly than our product revenue.

The increases in research and development expenses as a percentage of net revenue, for the third quarter and the first nine months of 2001 compared to the same periods in 2000 were driven by a continued commitment to develop new products in the fiber optics, high-speed networking, and image and position sensor businesses.

(LOSS) EARNINGS FROM OPERATIONS

The decreases in earnings from operations for the third quarter and the first nine months of 2001 compared to the same periods in 2000 resulted primarily from lower net revenue and higher cost of products as a percentage of net revenue. Our manufacturing costs generally do not vary directly with production in the short-term. Consequently, in periods of reduced demand our costs of sales decrease at a slower rate than net revenue.

CHEMICAL ANALYSIS

Our chemical analysis business provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation to the chemical and life science markets.

	For the three months ended July 31,			For the nine months ended July 31,

	2001	2000	Inc/(Dec)	2001	2000	Inc/(Dec)

	(In millions except for operating margin)
Net revenue from products	$207	$185	11.9%	$645	$563	14.6%

Net revenue from services and other	59	61	(3.3%)	180	186	(3.2%)

Total net revenue	266	246	8.1%	825	749	10.1%

Earnings from operations	28	2	1,305.7%	75	16	369.4%

Operating margin	10.6%	0.8%	9.8 ppts	9.1%	2.1%	7.0 ppts

NET REVENUE

The increases in net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000 were the result of increased sales of our products in the life sciences market moderated by slower growth in our traditional chemical and petrochemical markets. Net revenue from products including liquid chromatography equipment, bioanalyzers and microarrays grew more than 20 percent in the first nine months of 2001 compared to the same period in 2000.

COSTS AND EXPENSES

The following table shows the decrease in our chemical analysis business’s costs and expenses as a percentage of its net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000.

	Three months ended	Nine months ended
	July 31,	July 31,
Decrease as a % of net revenue	(Decrease) % Points	(Decrease) % Points

Cost of products and services	(0.5)	(0.3)

Research and development	(2.0)	(1.3)

Selling, general and administrative	(7.3)	(5.4)

Cost of products and services as a percentage of net revenue was essentially flat for the third quarter and the first nine months in 2001 compared to the same period in 2000. Added depreciation related to increased spending in manufacturing capacity for microarrays was offset by expense controls and improved operational efficiencies.

The decreases in selling, general and administrative expenses as a percentage of net revenue for the third quarter and the first nine months of 2001 compared to the same periods in 2000 reflected our efforts to reduce cost structures and discretionary expenses.

EARNINGS FROM OPERATIONS

The increases in earnings from operations were primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising out of manufacturing centralization efforts begun in fiscal 2000 and from increased volumes contributed to the increase.

HEALTHCARE SOLUTIONS

Our healthcare solutions business is now classified as a discontinued operation. The net loss from discontinued operations for the two-month period following our May 31, 2001 measurement date totaled $58 million. We believe that the expected gain on sale is sufficient to offset the losses incurred after the measurement date and we have therefore deferred the loss from discontinued operations in accordance with APB 30. We will recognize the loss as part of the net gain on sale next quarter.

The following table shows the detailed results of operations of our discontinued healthcare solutions business through the measurement date of May 31, 2001. These results are included in our condensed consolidated statement of earnings as net(loss) earnings from discontinued operations for the three and nine months ended July 31, 2001 and 2000.

	One	Three	Seven	Nine
	Month	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	July 31,	May 31,	July 31,
	2001	2000	2001	2000

	(in millions)
Net revenue	$110	$319	$765	$1,057

Costs and expenses	111	298	747	939

(Loss) earnings from discontinued operations	(1)	21	18	118

Other income (expense), net	0	1	3	16

(Loss) earnings from discontinued operations before taxes	(1)	22	21	134

Provision for taxes	4	10	15	53

Net (loss) earnings from discontinued operations	$(5)	$12	$6	$81

Incremental costs directly related to divestiture activities of $10 million and $50 million have been included in the results from discontinued operations for the one and seven-month periods ended May 31, 2001, in accordance with APB 30.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $999 million at July 31, 2001 as compared to $996 million at October 31, 2000. We generated $267 million of cash from operating activities during the nine months ended July 31, 2001 compared to $128 million during the corresponding period of 2000. Reduced profitability in 2001 from 2000 included significant non-cash charges such as depreciation and amortization and increases in inventory reserves. These non-cash charges were significantly higher in the nine months ended July 31, 2001 than in the previous year as a result of acquisitions and decreased demand for our products, respectively. Decreases in our accounts receivable balance of $780 million in the nine months ended July 31, 2001 were the result of decreased sales and an improvement in our “days sales outstanding” ratio to 59 days at the end of the period as compared to 73 days at the same time last year.

We continue to invest in our infrastructure and acquire companies that will help us achieve our growth and strategic development targets. Net cash used in investing activities in the first nine months of 2001 was $1,033 million, as compared to $907 million for the corresponding period of 2000. The increase in investment activity was primarily due to the acquisition of Objective Systems Integrators, Inc. and other companies, investment in property, plant and equipment, partially offset by proceeds from the sale of land located in San Jose, California and from the CIT sale.

During the nine months ended July 31, 2001 we borrowed $675 million, net of repayments under various credit facilities and raised $132 million from our employees’ stock purchase plans. During the same period in 2000, the spin-off from Hewlett-Packard resulted in funding of $1,254 million primarily from Hewlett-Packard.

On January 2, 2001, we entered into a new one-year revolving credit facility for $150 million, that has the same terms and conditions as our existing five-year $250 million and one-year $250 million revolving credit facilities. As of July 31, 2001, we had borrowed $150 million under the new facility and approximately $490 million in commercial paper supported by our two existing revolving credit facilities. In addition to these committed facilities, we have access to uncommitted credit lines through our banking partners, under which we had borrowed approximately $155 million as of July 31, 2001.

On August 1, 2001, we completed the sale of our healthcare solutions business to Philips and received $1.6 billion in cash, with additional payments to follow in accordance with our agreements with Philips. (See Note 3 to the condensed consolidated financial statements above.) Upon receipt of these funds, we repaid substantially all of our short-term borrowings and terminated the new $150 million revolving credit facility described above. The remainder of the proceeds was added to our existing operating cash reserves.

On August 9, 2001 we acquired a leasehold interest in several properties located in California for approximately $286 million and recorded net leasing investments for the same amount.

We expect to fund future operations and potential acquisitions from our existing cash reserves, operating cash flows and existing bank credit facilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR OPERATING RESULTS COULD CONTINUE TO BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS, SUCH AS THE HIGHLY CYCLICAL ELECTRONICS AND SEMICONDUCTOR INDUSTRIES, CONTINUE IN A DOWNWARD CYCLE.

     The current economic downturn has resulted in reduced purchases and capital spending in many of the markets that we serve worldwide. In particular, the semiconductor and electronics industries are highly cyclical, and are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices. These forces resulted in our third quarter orders declining 54 percent from the previous year’s levels, driven by our test and measurement and semiconductor product businesses.

     We are uncertain as to how long and how pervasive the current downturn may be in these markets. Since the incoming order rate is a good indicator of future revenue, we expect fourth quarter revenue to be down substantially compared with the same period last year, resulting in an operating loss. It is also likely that revenue and net results in the fourth quarter will be lower than any other quarter of this year. Any continued or further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, financial condition, operating results and stock price.

WE HAVE TAKEN AND CONTINUE TO TAKE MEASURES TO ADDRESS THE RECENT SLOWDOWN IN DEMAND FOR OUR PRODUCTS, WHICH COULD HAVE LONG-TERM EFFECTS ON OUR BUSINESS

     Our semiconductor and test and measurement businesses have been experiencing lower revenues due to decreased or cancelled customer orders. We are dependent on the timing of customer orders, and the deferral or cancellation of previous customer orders could negatively impact our operations. We cannot assume that any future increase in sales or bookings for a quarter will be sustained in subsequent quarters. To scale back our operations and decrease our expenses in response to this decrease in demand for our products and decrease in our revenue, we have frozen hiring, cut back significantly on our use of temporary workers and reduced all discretionary spending. We also have initiated short-term facility closures to reduce production levels. In early April 2001, we announced a temporary 10-percent reduction in pay, effective May 1, 2001. This reduction in pay applies to all employees globally, wherever possible, and will continue until November 1, 2001. The reduction in pay takes effect via a 10-percent reduction in hours for certain employees, in accordance with local law. In addition to these expense reduction actions that we have already taken, we announced that we would reduce our workforce by approximately 4,000 people, or about 9 percent, by the middle of next year. Lastly, we are continuing initiatives to streamline our operations. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers and limiting our ability to increase production quickly when the economy recovers. These circumstances could cause our revenues to be lower than they otherwise might be.

AS DEMAND FOR OUR PRODUCTS DOES NOT MATCH OUR MANUFACTURING CAPACITY, OUR EARNINGS MAY SUFFER.

     Because we cannot immediately adapt our production and related cost structures to rapidly changing market conditions, if demand does not meet our expectations, our manufacturing capacity could exceed our production requirements. For example, the recent decrease in purchases and capital spending in the electronics and semiconductor industries has resulted in our excess manufacturing capacity and the increase in our reserves for excess inventory. The fixed costs associated with excess manufacturing capacity could adversely affect our earnings and results. Conversely, if during a market upturn, we cannot increase our manufacturing capacity to meet product demand, or if we experience difficulties in obtaining parts or components needed for manufacturing, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our earnings and overall business.

FAILURE TO ADJUST OUR ORDERS FOR PARTS DUE TO CHANGING MARKET CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS.

     Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, at times we make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to declining market demands. If demand for our semiconductor and electronics products continues to decrease, these prior commitments may result in an excess of parts. By contrast, during a market upturn, our results could also be materially and adversely impacted if we cannot increase our parts orders quickly enough to meet increasing demand for our products. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. This may cause our results to differ materially from investor expectations and negatively impact our stock price. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect our operating results in a quarter. For example, a decline in orders in the second and third quarters of 2001 caused significant negative fluctuations in our operating results.

WE ARE IN THE PROCESS OF DEVELOPING OUR OWN BUSINESS PROCESSES AND INFORMATION SYSTEMS, AND PROBLEMS WITH THE REDESIGN AND IMPLEMENTATION OF THESE PROCESSES AND SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

     We are in the process of creating business processes and systems to eventually replace our current systems. We may not be successful in implementing these systems and transitioning data. For example, we plan to implement new enterprise resource planning software applications to manage some of our business operations beginning in the first half of 2002. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations. Failure to successfully move to the new enterprise resource planning systems could adversely impact our ability to run our business.

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

     We sell our products in several industries that are characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs;

•	price our products competitively;

•	innovate and develop new technologies and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes on time;

•	differentiate our offerings from our competitors’ offerings; and

•	anticipate our competitors’ announcements of new products, services or technological innovations.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

     For example, our businesses declined in 1998 when Korea and Japan experienced economic difficulties. The recurrence of weakness in these economies or weakness in other international economies could have a significant negative effect on our future operating results.

THE TECHNOLOGY LABOR MARKET IS COMPETITIVE, AND OUR BUSINESSES WILL SUFFER IF WE ARE NOT ABLE TO MAINTAIN AN APPROPRIATE NUMBER OF PERSONNEL.

     Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain and expand our businesses. Although the labor market has changed dramatically within the past six months, and our attrition rate has dropped, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit. In addition, due to current economic conditions, we have taken the following restructuring actions which may increase employee attrition: 1) we have frozen hiring and cut back significantly on our use of temporary workers, 2) effective May 1, 2001, we instituted a temporary 10-percent reduction in pay to last until November 1, 2001 and 3) we are currently implementing a workforce reduction of approximately 4,000 people. However, our restructuring plans assume a certain amount of employee attrition, which if not realized could limit our ability to meet our restructuring goals.

OUR ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction may not have a material effect on our consolidated financial position, results of operations or cash flows taken as a whole, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate not only products but also a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market the products of newly-acquired companies in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies of combining the two companies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	the hiring and retention of key employees,

•	management of facilities and employees in separate geographic areas,

•	retention of key customers, and

•	the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

     All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected synergies from acquisitions and strategic alliances, our financial results, consolidated financial position and stock price could be negatively impacted.

OUR SEMICONDUCTOR TECHNOLOGY LICENSING AND SUPPLY ARRANGEMENTS WITH HEWLETT-PACKARD LIMIT OUR ABILITY TO SELL TO OTHER COMPANIES AND COULD RESTRICT OUR ABILITY TO EXPAND OUR BUSINESSES.

     We do not have a license under Hewlett-Packard’s patents, patent applications and invention disclosures for, with some exceptions, inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products. In addition, our ICBD Technology Ownership and License Agreement, which generally covers integrated circuit technology that is used in integrated circuits for Hewlett-Packard’s printers, scanners and computers, provides that for a period of three years in some cases and 10 years in other cases we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

     Although we have entered into a supply agreement for the sale to Hewlett-Packard of these kinds of integrated circuits, the supply agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. In the event that Hewlett-Packard reduces its purchases of our integrated circuits, we would be unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers.

IF DEMAND FOR HEWLETT-PACKARD’S PRINTER, WORKSTATION AND SERVER PRODUCTS DECLINES SIGNIFICANTLY OR IF HEWLETT-PACKARD CHOOSES A DIFFERENT SUPPLIER, OUR SEMICONDUCTOR PRODUCTS BUSINESS REVENUE WILL SUFFER.

     Historically, our semiconductor products business has sold products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended July 31, 2001, Hewlett-Packard accounted for 6.4%, of our total net revenue and 27.4%, of our semiconductor products business’ net revenue. In comparison, for the three months ended July 31, 2000, Hewlett-Packard accounted for 6.2%, of our total net revenue and 24.5%, of our semiconductor products business’ net revenue.

WE MAY FACE SIGNIFICANT COSTS IN ORDER TO COMPLY WITH LAWS AND REGULATIONS REGARDING THE MANUFACTURE, PROCESSING, AND DISTRIBUTION OF CHEMICALS, OR REGARDING NOTIFICATION ABOUT CHEMICALS, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES OR BE PROHIBITED FROM DISTRIBUTING OUR PRODUCTS.

     Some of our chemical analysis business’ products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the United States Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing and distribution of these chemicals to these laws, and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

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

     We have agreements relating to the sale of our products to government entities and as a result we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. We have received and are responding to formal requests for information by the government regarding our compliance with these terms and regulations, which relate to our contracts for sales of products to certain government agencies. These requests may result in legal proceedings against us, or liability, which may be significant.

PROVIDING SERVICES TO PHILIPS AFTER THE SALE OF OUR HEALTHCARE SOLUTIONS BUSINESS COULD DISTRACT US FROM OUR OPERATIONS.

     We have completed the sale of our healthcare solutions business to Koninklijke Philips Electronics (“Philips”). Now that the transaction is completed, we will be providing transition services to Philips. The provision of such services will require us to redirect resources and could distract us from our operations.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS.

     Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Moreover, in connection with future intellectual property infringement claims, we will only have the benefit of asserting counterclaims based on Hewlett-Packard’s intellectual property portfolio in limited circumstances, and we will only be able to offer licenses to Hewlett-Packard’s intellectual property in order to resolve claims in limited circumstances. In addition, although we believe we have all necessary rights to use the new brand name, our rights to use it may be challenged by others.

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

     We often rely on licenses of intellectual property useful for our businesses. We cannot assure you that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses may change as a result of our separation from Hewlett-Packard. Our patent cross-license agreement with Hewlett-Packard gives us a conditional right to sublicense only a portion of Hewlett-Packard’s intellectual property portfolio. As a result, in negotiating patent cross-license agreements with third parties, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could sublicense Hewlett-Packard’s entire intellectual property portfolio.

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

WE MAY NOT BE ABLE TO REPLACE OR MAY PAY INCREASED COSTS TO REPLACE TRANSITIONAL SERVICES AFTER OUR AGREEMENTS WITH HEWLETT-PACKARD EXPIRE.

     Currently we use Hewlett-Packard’s systems to support a portion of our operations, mainly customer support systems and information technology networks. We have an agreement with Hewlett-Packard for it to continue to provide information technology services to us through the end of 2002. We expect to continue to use Hewlett-Packard’s customer support systems until we are able to develop our own systems. If Hewlett-Packard terminates these arrangements, we may not be able to replace the customer support systems or enter into appropriate agreements in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Hewlett-Packard. Failure to develop replacement systems in a timely manner or to negotiate agreements with third parties, including Hewlett-Packard, could have a negative impact on our operations.

IF WE SUFFER LOSS TO OUR FACTORIES, FACILITIES, OR DISTRIBUTION SYSTEM DUE TO CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED.

     Several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and Agilent Laboratories in California and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. We self-insure against such losses and do not carry catastrophic insurance policies to cover potential losses resulting from earthquakes.

     In addition, given the recent terrorist attacks in New York City and Washington, D.C., our ability to ship certain products on a timely basis and to receive certain critical parts may be adversely affected depending on the length and severity of interruption to U.S. air transportation.

ONGOING POWER SUPPLY PROBLEMS IN CALIFORNIA COULD HARM OUR BUSINESS.

Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. California has recently experienced ongoing power shortages, which have resulted in “rolling blackouts.” These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. We self-insure against such disruptions and do not carry catastrophic insurance policies to cover potential losses resulting from power shortages. In addition, California has recently experienced rising energy costs that could negatively impact our results.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH HEWLETT-PACKARD WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS THAT COULD HARM OUR BUSINESS OPERATIONS.

     Conflicts of interest may arise between Hewlett-Packard and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Hewlett-Packard;

•	intellectual property matters; and

•	the nature, quality and pricing of transitional and other services Hewlett-Packard has agreed or will agree to provide us.

     Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

CONVERSION TO THE EURO MAY CAUSE DISRUPTION TO OUR BUSINESS

We have established a team to address the issues raised by the introduction of the Euro. This team will utilize Hewlett-Packard’s legacy customer support systems, as well as our own systems in other areas. The Euro’s initial implementation as an alternative currency was effective as of January 1, 1999, and the transition period will continue through January 1, 2002, when the Euro will become the sole currency in participating countries. The team is continuing to work on conversion issues during this transition period. As of the date of this filing, our Euro project and testing is on schedule. To date, the introduction of the Euro has not materially affected our competitive environment and the manner in which we conduct our operations. We will continue to evaluate the potential issues relating to the Euro conversion, including information technology, the functional currency impact in our significant foreign subsidiaries, derivatives and other financial instruments, continuity of contracts, taxation and accounting. However, based on our work to date, we believe that the introduction of the Euro and the phasing out of national currencies is unlikely to have a material adverse effect on our consolidated financial position, liquidity or results of operation.

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

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As more fully described in Item 3 of Agilent’s Form 10-K for the fiscal year ending October 31, 1999, Hewlett-Packard and Agilent settled a proceeding initiated by the Environmental Protection Agency. The consent agreement in the settlement called for a post-enforcement audit by a third party to ensure compliance with the Toxic Substances Control Act. This post-enforcement audit was completed in May, and Hewlett-Packard and Agilent have now paid the combined total of $600,000 required by the consent agreement.

     We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     A list of exhibits is set forth in the Exhibit Index found on page 30 of this report.

     (b)  Reports on From 8-K:

(i)	Form 8-K dated June 29, 2001 reporting under Item 5 “Other Events” the restatement of Agilent’s consolidated financial statements to reflect Agilent’s healthcare solutions business as a discontinued operation.

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2001	By:	/s/ Robert R. Walker
Robert R. Walker Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

1	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”)

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

EXHIBIT
NUMBER	DESCRIPTION

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of the Company’s S-1.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

5-9	Not applicable.

10.1	Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*

10.2	1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S- 1.

10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.6	Executive Deferred Compensation Plan. Incorporated by reference from the Company’s Form 10-K filed January 25, 2000.*

10.7	Employee Stock Purchase Plan. Incorporated by reference from the Company’s Form S-8 filed September 29, 2000.*

10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1.

10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001.

10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.

11.	See Item 6 in Notes to Condensed Consolidated Financial Statements on page 8.

12-14.	Not applicable.

15.	None.

16-17.	Not applicable.

18-19.	None.

20-21.	Not applicable.

22-24.	None.

25-26.	Not applicable.

27.	Not applicable.

28.	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.