Form 10-K
period 2001-10-31
AGILENT TECHNOLOGIES INC
filed 2002-01-22
CIK 1090872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15405

Agilent Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0518772
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.

Address of principal executive offices: 395 Page Mill Road, Palo Alto, California 94306

Registrant’s telephone number, including area code: (650) 752-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates as of December 26, 2001 was approximately $10.54 billion. As of December 26, 2001, there were 463,695,160 outstanding shares of common stock, par value $0.01 per share. Shares of stock held by officers, directors and 5% or more shareholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meting of Stockholders (the “Proxy Statement”) to be held on February 22, 2002, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2001 are incorporated by reference into Part III of this Report	III

Affymetrix is a U.S. registered trademark of Affymetrix Inc. Caliper is a U.S. registered trademark of Caliper Technologies Corp. LabChip is a registered trademark of Caliper Technologies Corp. in the U.S. and other countries. Microsoft is a U.S. registered trademark of Microsoft Corporation. Nortel Networks is a trademark of the Nortel Networks Corporation.

Forward-Looking Statements

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends and growth in the markets we sell into, our strategic direction, expenditures in research and development, anticipated completion of transactions, our liquidity position and our expected growth that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

PART I

Item 1.     Business

Overview

     Business

      Agilent Technologies, incorporated in Delaware in May 1999, is a global diversified technology company that provides enabling solutions to high growth markets within the communications, electronics and life sciences industries. We have three primary businesses:

•	test and measurement, which provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices, and software for the design of high-frequency electronic and communications devices and networks;

•	semiconductor products, which provides fiber optic communication devices and assemblies, components and integrated circuits for wireless, networking, computing and printing applications, image sensors and general-purpose opto-electronic components; and

•	chemical analysis, which provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation and consumables.

      Prior to our initial public offering of 15.9 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“HP”). HP distributed the remaining 84.1 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

      Our test and measurement and semiconductor businesses share focus on growth opportunities in the communications and electronics sector, while our chemical analysis business focuses on growth opportunities in life sciences, as well as chemical analysis in the environmental, chemical, food and petrochemical markets. On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion, as more specifically discussed in Item 7 and Note 3, “Discontinued Operations,” to the consolidated financial statements included in Item 8 of this report.

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. for approximately $716 million. OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of the test and measurement business. In January 2000, April 2000 and January 2001, we acquired Yokogawa Electric Corporation’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In addition to the OSI and Yokogawa acquisitions, we acquired several other companies since our incorporation that were not material. More information about these acquisitions is contained in Item 7 and Note 4, “Acquisitions and Dispositions,” to the consolidated financial statements included in Item 8 of this report.

      In the fourth quarter of 2000, we entered into an asset purchase agreement with Tyco Capital Corporation pursuant to which we have sold them substantially all of our leasing portfolio over the course of the last five quarters. We also entered into a vendor financing arrangement with Tyco Capital whereby Tyco Capital will provide equipment financing and leasing services to our customers on a global basis. More information about these agreements is contained in Item 7 and Note 4, “Acquisitions and Dispositions,” to the consolidated financial statements included in Item 8 of this report. In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash.

      We sell our products primarily through our direct sales force, but we also utilize distributors, resellers, telesales and electronic commerce. Of our total net revenue of $8.4 billion in the fiscal year ended October 31, 2001, we generated 40% in the United States and 60% internationally. As of October 31, 2001, we employed approximately 41,000 people worldwide. We have major research and development and manufacturing sites in California, Colorado, Delaware and Washington in the United States and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

      Our net revenue by business segment for each of the years ending October 31, 2001, 2000 and 1999 was:

	2001	2000	1999

Test and measurement	$5,432	$6,108	$4,082
Semiconductor products	$1,850	$2,213	$1,722
Chemical analysis	$1,114	$1,040	$1,026

Total net revenue	$8,396	$9,361	$6,830

      More financial information about the business segments is contained in Note 18, “Segment Information,” of the consolidated financial statements included in Item 8 of this report. Hewlett-Packard accounted for 6.8% of our total net revenue in the fiscal year ended October 31, 2001, 6.5% in fiscal year 2000 and 10.0% in fiscal year 1999.

     Agilent Technologies Laboratories

      All of our businesses are supported by the technological expertise of Agilent Technologies Laboratories, one of the world’s foremost industrial research and development organizations. Agilent Technologies Laboratories works with our businesses in design, development and manufacturing engineering, and substantially all of its development staff are aligned with the research and development teams in our individual businesses.

      Agilent Technologies Laboratories employs approximately 400 people. Approximately half of the research and technical professionals in Agilent Technologies Laboratories have doctoral degrees.

Test and Measurement

      Our test and measurement business is a leader in providing test and measurement solutions to companies in the communications, electronics, semiconductor and related industries. We provide standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. These solutions include test and measurement instruments and systems, automated test equipment, communications network monitoring, management, and optimization tools and software design tools and associated services. Our solutions are employed by a wide range of industries, including:

•	communications and network equipment designers and manufacturers, including providers of fiber optic, wireless and wireline components, products and systems;

•	providers of communications services, including telecommunications, Internet and cellular service providers;

•	designers and manufacturers of semiconductor products, including microprocessors, memory devices, Application Specific Integrated Circuits (ASICs), system-on-a-chip (SOC) devices, radio frequency and microwave integrated circuits and other types of integrated circuits; and

•	designers and manufacturers of electronic equipment, including printed circuit board assemblies and electronic equipment, such as cellular handsets, personal digital assistants (PDAs), personal computers and avionics equipment.

      Our test and measurement business employed approximately 21,000 people as of October 31, 2001. We serve customers in more than 110 countries and sell our products primarily through our direct sales force, as well as through resellers, distributors, telesales and electronic commerce. Our products are complemented by service and support offerings such as consulting, training, local solutions integration, and instrument calibration and repair. Our test and measurement business generated $5.4 billion in revenue in fiscal 2001, $6.1 billion in revenue in fiscal 2000 and $4.1 billion in revenue in fiscal 1999.

     Markets

      The market for our test and measurement products comprises three major customer groups:

•	communications network equipment designers, manufacturers and service providers;

•	electronic component and equipment designers and manufacturers; and

•	semiconductor manufacturers and purchasers of semiconductors.

Communications Network Equipment Designers, Manufacturers and Service Providers

      Network equipment manufacturers provide products to facilitate the transmission of voice and data traffic. This transmission may be in various forms, such as electronic signals over copper wire, optical signals over fiber cables, and radio frequency or microwave signals. The customers of the network equipment manufacturers are the communications service providers that deploy and operate the networks and services. These service providers require network equipment that enables their networks and services to operate at increasingly faster speeds while providing rapidly expanding capacity and superior reliability. To meet these demands, network component and equipment manufacturers require test and measurement instruments, systems and solutions for the development, production and installation of each new network technology.

      Communications and Internet service providers also require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure. Additionally, these customers require advanced software and systems, known as operations support systems, to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels. Real-time monitoring of the network infrastructure also enables the implementation of additional services, such as fraud detection, which customers increasingly require of service providers. In addition, accurate monitoring enables service providers to bill more precisely for different types of network traffic.

      The market for cellular telephony has increased in recent years, as the levels of wireless penetration in developed countries have grown rapidly. Many lesser-developed countries have decided to build wireless communications infrastructure to meet their nations’ needs for telephony, rather than invest in expensive wire-based infrastructure. To develop cellular telephone equipment, manufacturers require electronic design software and test instruments and systems for the development of high-frequency communications circuits, devices and systems. Cellular equipment manufacturers also require advanced, high-frequency test instruments and systems to develop, manufacture and deploy cellular base stations for these wireless networks. In addition, the rapid growth of the cellular handset market has created a new market segment for automated test equipment to test cellular handsets on the factory floor. Further, as new standards evolve in the wireless industry, new test and measurement equipment and systems have to be developed to enable testing of the new standards in the research, design and development and later in the manufacturing and deployment phases.

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

Electronic Component and Equipment Designers and Manufacturers

      The electronics industry designs, develops and manufactures a wide range of products, including products produced in high volumes, such as computers, computer peripherals, communications devices such as wireless handsets and personal digital assistants, electronic components, printed circuit assemblies and consumer electronics. These components and printed circuit assemblies may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by third-party contract manufacturers. For the development and timely commercialization of new technologies, original equipment manufacturers require state-of-the-art test instruments, systems and software design tools in order to design the products for efficient and cost-effective manufacturing and validate product performance in a variety of configurations and environments.

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

      Electronics manufacturing also requires standardized test instruments, system components and complete solutions. Aerospace and defense are important markets for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that defense purchasers are shifting from specialized test equipment to off-the-shelf test products and systems.

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

      Demand for automated test equipment is driven primarily by the increased volume of semiconductor devices produced. Advances in semiconductor technology are also increasing demand for semiconductor test equipment. The development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. In addition, the continuing integration of functions, such as microprocessor, logic and memory, on a single integrated circuit has created a new category of device called system-on-a-chip. These devices require a new category of sophisticated and flexible automated test equipment.

     Strategy

      Our test and measurement business pursues the following strategies to extend our global leadership position as the communications and electronics industries shift to new business models and value chains.

Address the Needs of the Wireless and Internet Communications Market

      Our greatest focus is on providing product leadership and application-focused solutions to markets where wireless, Internet and computing technologies are converging. We have targeted our test and measurement products and services to enable our customers in this segment to bring their new technologies to market.

Identify Customers’ Business and Technology Needs, Then Leverage Across the Value Chain

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

Introduce Emerging Test Technologies to Accelerate Customer Progress

      Agilent’s product strategy is to introduce products and technologies that meet the business needs of our customers. Such products could give Agilent a market advantage by placing Agilent in the next generation of technology beyond what our competitors can offer.

Satisfy Customers Through Operational Excellence

      A key component of our strategy is to make the customer experience a competitive advantage by achieving operational excellence in three areas: sales and support experience, whether contact is via the web, email, by telephone or in person; global manufacturing and supply chain management so that customers will receive high-quality products, when they need them; and product generation.

Focus Intently on Leading Edge Customers

      By engaging in collaborative, co-development relationships with wireless and Internet communications leaders such as Nokia, Ericsson and Motorola, component manufacturers such as Murata, contract manufacturers such as Solectron Corp., Flextronics International and SCI and service providers such as AT&T Wireless, Verizon Wireless, China Unicom and Vodafone, we are developing solutions that support next generation technologies and enable these leaders to maximize their performance and continue to lead their industry.

Build a New Global Capability in Solutions, Systems and Services

      Our strategy is to leverage the technologies, platforms and knowledge we acquire from growing our core product categories into application-focused solutions, world-class systems and high-value services. These programs should dramatically increase our growth potential by building on and strengthening our customer relationships as we move up the value chain; and by creating a services-based annuity stream that offsets capital equipment cycles.

     Products

      Our test and measurement business designs, develops and manufactures test and design products that range from single-unit electronic measurement devices priced under $1,000 to large scale integrated-circuit test solutions priced at $1 million and higher.

Communications Equipment Test Solutions

      We provide test solutions for fiber optic, broadband wire-based, radio frequency and microwave communications networks and products.

      Fiber Optics. Our products include optical signal and spectrum analysis instruments used by the industry’s leading equipment manufacturers to develop and manufacture reliable optical components. Our products also include network analyzers and high-speed bit-error rate testers that measure key transmission properties of high-speed optical and electrical signals.

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

Communications Service Providers Installation, Maintenance and Operations Support Solutions

      Agilent’s solutions for installation test enable service providers to install, commission, and activate networks and services more quickly. For example, Agilent’s 10-Gigabit Field Transmission Test Set enables technicians to test 192 fiber optic channels simultaneously. Also, our standards-based unification platform allows simplification of operation support and systems by reducing the software integration costs of such systems.

      Agilent offers a number of industry-proven monitoring systems such as AcceSS7 for Signaling System 7 (SS7) networks, AccessFIBRE, for fiber optic networks, NGN Analysis System for next-generation, mixed circuit- and packet-switched networks, and Firehunter for monitoring service level agreements by Internet service providers. We also market benchtop and handheld measurement devices such as lightwave multimeters, power meters and optical sources.

Electronics Design and Manufacturing Solutions

      General Purpose Instrument. General purpose instruments are used principally by engineers in research and development laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Examples of general purpose instruments include digitizing oscilloscopes, voltmeters and multimeters, frequency counters, bench and system power supplies, and function generators and waveform synthesizers.

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

      Automated In-Circuit Testing. Our leading in-circuit testers use a probe fixture that makes electrical contact with the circuit board. These systems make electrical measurements that identify quality defects such as bad and incorrect parts that affect electrical performance, and allow repair of the defects while it is still relatively inexpensive to make the diagnosis and repair.

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

      Intelligent Test. Our AwareTest software enables customers to design test processes that avoid unnecessary test duplication. For example, an in-circuit test system will receive information about the faults that have already been detected by an x-ray inspection system and not repeat the test of that circuit.

Semiconductor Automated Test Equipment

      We produce semiconductor test equipment to perform electrical functional testing of the operation of memory, logic, mixed signal, system-on-a-chip, and radio frequency integrated circuits. Our parametric test instruments and systems combine hardware technology and customizable system software, and are used to examine semiconductor wafers during the semiconductor manufacturing process. Our product development efforts are targeted at leading edge technologies, such as system-on-a-chip high-speed flash memory products and 300mm parametric inspection.

      Our semiconductor test products test a variety of different circuit types. These devices are usually tested after final assembly, but the testing of some devices is most effective immediately after the production of the silicon wafer, when the wafers are sorted. We believe we are the industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are critical for use in digital cameras, cellular phones, personal digital assistants and storage of portable digital audio files. Our flash memory test products can test as many as 36 devices in parallel, greatly improving test throughput and lowering test costs for our customers. Our system-on a chip can test not only multiple devices at a time, but also multiple functional elements on a given device at the same time.

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

      A representative list of the customers of our test and measurement business follows:

Alcatel Alsthom AMD ASE Test AT&T Bell Canada Enterprises The Boeing Company Cisco Ericsson Fujitsu Limited General Electric General Motors Hitachi Hewlett-Packard	IBM
Infineon Technologies AG
Intel Corporation
Juniper
LG Group
Lockheed Martin Corporation
Lucent
Matsushita Electric Industrial Co.
Mitsubishi Electronics America
Motorola
NEC Corporation
Nippon Telephone & Telegraph
Nokia	Nortel Networkstm Qualcomm, Inc. Siemens Solectron Sprint STATS THOMSON Multimedia, S.A. Toshiba Corporation Tyco International United States Air Force US WEST

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

      Our direct sales force consists of field engineers and systems engineers who often hold advanced degrees and who have in-depth knowledge of the customers’ business and technology needs. Some of our field engineers are account managers for our large accounts, and enhance our understanding of the future needs of these customers. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions. We also use value-added resellers to address specific market segments.

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

     Competition

      The market for test and measurement equipment is highly competitive, and we expect this competition to increase. Our test and measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In communications test, our primary competitors are Acterna, Anritsu, IFR Systems, Inc./ Marconi Communications Ltd., IXIA, Network Associates, Inc., Rhode & Schwartz, Spirent, Tektronix, Inc. and as well as INET Technologies, Inc. and Micromuse Inc. in the communications network monitoring market. In the semiconductor test market, we compete primarily against Advantest Corporation, Schlumberger Limited, Keithley Instruments and Teradyne. In the printed circuit board test market, a segment of the electronics manufacturing market, we compete against GenRad, Inc. (acquired by Teradyne) and Teradyne, Inc. In the general purpose electronic test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix.

Semiconductor Products

      Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking, wireless, computing and printing markets.

      We believe we are the leading provider of:

•	fiber optic communications transceiver (transmitter/receiver) modules used for high speed data communications;

•	controller integrated circuits for Fibre Channel (storage networking) applications

•	infrared transceivers for mobile communications (IrDA);

•	light-emitting diodes (LEDs) and displays;

•	application specific integrated circuits (ASICs) to Hewlett-Packard for its scanners and printers; and

•	CMOS image sensors used to capture images in Web cameras and as position sensors in computer mice.

      As of October 31, 2001, our semiconductor products business had approximately 9,000 employees worldwide. Our semiconductor products business generated revenue of $1.9 billion in fiscal year 2001, $2.2 billion in fiscal year 2000 and $1.7 billion in fiscal year 1999.

     Markets

      Our semiconductor products business serves the following markets:

•	Networking

•	Mobile Communication

•	Computing and Printing

      We also provide general-purpose optoelectronic products such as LEDs and optocouplers that serve multiple markets including factory automation and transportation.

Networking

      There is a continued evolution of networks both private (Local Area and Storage Area Networks) and public (Metro Area and Wide Area Networks) to higher speeds and greater bandwidth driven by the ongoing growth of data traffic. Business-to-consumer and business-to-business e-commerce, the ever expanding World Wide Web, the growing volume of e-mail traffic, the growth of streaming video and audio, the delivery of on-line services, and peer-to-peer communications are all generating ever greater volumes of electronic data that must be processed, moved and stored. As a result, both private and public network managers drive a continual process of upgrading their networks to higher speeds and increased scalability. Fiber optic transceivers and high-speed digital integrated circuits are the semiconductor technologies that help enable higher speed, higher performance networks.

      We are a major supplier of fiber optic transceivers, which convert digital data into light signals for transmission, and convert light signals back into digital form on the receiving end of the communication. We market fiber optic transceivers for both short-range, local area and storage area network applications and long-range, metro and wide area network applications to major telecommunications and data networking equipment vendors.

      In high-speed digital integrated circuits we are the leading supplier of controller ICs for Fibre Channel. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, is the leading technology for building storage area networks (SANs). In addition, we are a leading supplier of physical layer ICs which connect processing ICs, such as our Fibre Channel controllers, to fiber optic transceivers for data transmission. Finally, we are providing state-of-the-art ASICs and networking ICs for use in next-generation network switches.

Mobile Communications

      As in networking, the driving trend in mobile communications is for higher speed, higher bandwidth connections to offer subscribers more digital services through their mobile phones. Already, products which realize the convergence of palm-top computing and mobile telephony are appearing on the market. We offer innovative wireless products such as our FBAR duplexers and E-pHEMT power amplifiers which are helping enable smaller, more functionally rich mobile telephones. In addition, we supply a wide range of radio frequency and microwave integrated circuits for use in both mobile telephones and mobile telephone infrastructure. We are developing digital camera solutions to be embedded in next-generation mobile phones and information appliances. Finally, we are the leading supplier of infrared transceiver products for short-range, point-to-point wireless communications to manufacturers of computers, printers, mobile telephones, digital cameras, personal digital assistants and pagers.

Computing and Printing

      We are the leading supplier to Hewlett-Packard of ASICs for printers, workstations and servers. We provide precision motion control devices for inkjet-based printers and all-in-one products to both Hewlett-Packard and other printer manufacturers. In addition, we provide optical image sensor products and optical mice for leading PC peripheral manufacturers.

     Strategy

      To service the needs of our customers in the communications and computer industries, the semiconductor products business pursues the following strategies:

Apply our Broad Technology Base to Capture Demand for Higher-speed and Mobile Data Transmission

      We intend to continue to offer high-speed communications solutions that incorporate analog (optoelectronic or wireless), mixed-signal and digital integrated circuit technologies for next-generation network infrastructure and mobile communications systems.

Continue to be Hewlett-Packard’s Leading Supplier of ASICs

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

     Products

      Our major product areas include:

Fiber Optics

      We market optical transceivers, transmitters and receivers for high-speed data communications for Fast, Gigabit and 10-Gigabit Ethernet, Fibre Channel, and ATM/ SONET applications up to 2.5 gigabits per second (OC-48). In addition, we are developing transmission and switching products for dense wave division multiplexing (DWDM) optical transport applications.

High-Speed Digital Integrated Circuits

      We produce physical layer integrated circuits for high speed network switches and routers, devices that direct network traffic. We produce Fibre Channel protocol-based integrated circuits and subsystems for storage area networks. We are developing customer-specific ASIC solutions for next-generation data switching products.

Radio Frequency and Microwave Communications Devices

      We produce a broad family of radio frequency and microwave communications products, primarily integrated circuits for wireless communications products and infrastructure. Our latest products are the FBAR duplexer, a semiconductor based filter product, and E-pHEMT power amplifiers, a high power-added efficiency wireless transmitter solution. Both FBAR and E-pHEMT are targeted for current and future generation mobile phones.

Infrared Emitters, Detectors and Transceiver Modules

      We produce a full line of infrared products that enable short range, point-to-point wireless communication between portable and stationary devices, including notebook personal computers, cellular phones, personal digital assistants and digital cameras.

Computing and Printing ASICs

      We provide core electronics chipsets that support central processing units for selected Hewlett-Packard workstations and servers. We provide printing ASICs which are the central processing ICs for Hewlett-Packard laser printers, inkjet printers and all-in-one products.

Optical Image Sensors and Processors, and Optical Position Sensors

      Our sensor products include color and monochrome still and video camera image capture solutions and intelligent optical sensors. Applications include webcams and optical mice for personal computers, and in the future, embedded cameras for next-generation mobile phones. We also produce optical motion control products used primarily for precision paper handling in inkjet printers and all-in-one products.

LEDs and Optocouplers

      We manufacture and sell a broad range of LEDs, alphanumeric displays and optocouplers. LEDs are semiconductor devices that emit light when an electrical signal is applied. Optocoupler products are devices that provide both electrical insulation, for protection, and signal isolation, to prevent distortion of data, between differing electrical environments.

Lighting Joint Venture

      We are engaged in a global joint venture (Lumileds) with Philips Electronics. Lumileds develops, manufactures and sells LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination, and white LEDs for both indoor and outdoor applications.

     Customers

      We sell to a broad array of customers in the communications and computing industries. We sell to original equipment manufacturers directly, as well as contract manufacturers including Celestica, Flextronics, Jabil Circuit, Sanmina/SCI Systems and Solectron. Our top customers by market area, including customers purchasing through contract manufacturers and distributors, include the following:

Networking	Mobile	Computing and Printing

3 Com Alcatel Allied Telesyn International Ciena Cisco Compaq EMC Hitachi Huawei Lucent Nortel Networks Tellabs Tyco International	Motorola Nokia Samsung Electronics Siemens Sony/Ericsson	Hewlett-Packard Logitech Microsoft®

      Our semiconductor technology licensing and supply arrangements with Hewlett-Packard limit our ability to sell certain products to other companies. Through sales of ASICs, storage area networking components, and motion-control products, Hewlett-Packard accounted for approximately 31% of our semiconductor products revenue in fiscal year 2001, approximately 30% in fiscal year 2000, and approximately 37% in fiscal year 1999.

     Sales, Marketing and Support

      Our semiconductor sales organization consists of nearly 400 technical sales professionals that have responsibility for large, global accounts in three regional areas: the Americas, Europe and Asia Pacific. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer’s organization. In addition to our direct sales force, we generate approximately 25% of our revenue through our relationships with key electronic distributors, such as Arrow Electronics, Inc. and Avnet, Inc. on a worldwide basis, Future Electronics, Inc. in Europe and North America, Ryoyo Electro Singapore PTE, Ltd. and Tokyo Electric Power Company in Japan and SECOM Telecom for China. We also have a direct sales team which focuses on supporting the major contract manufacturers such as Celestica, Flextronics, Jabil Circuit, Sanmina/SCI and Solectron.

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

      Our manufacturing strategy has been to outsource more mature technologies while using our in-house manufacturing fabrication, assembly and test capabilities to develop new, leading edge products. Our production facilities have developed several quality-management processes designed to increase productivity. We have developed proprietary automated test systems, particularly in optical, light-emitting diode and microwave.

     Competition

      The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends on a number of factors, including:

•	product reliability and performance in operation;

•	price;

•	power consumption;

•	compliance with standards;

•	product size and integration; and

•	time to market.

      In the fiber-optic products market, our principal competitors are Agere, Finisar, IBM and Infineon. In the market for high-speed digital ICs, our principal competitors are IBM, Texas Instruments, LSI Logic and Vitesse Semiconductor Corporation. Our principal competitors in RF wireless are Conexant, Hitachi, Infineon and RF Micro Devices. In the market for infrared products, our principal competitors are Vishay Intertechnology, Inc. and IBM. We compete with companies including LSI Logic, Motorola and STMicroelectronics for printer ASICs. Principal competitors in our LED businesses include Lite-on, Inc., Stanley Electronic Co., Ltd., Infineon and Toshiba.

Chemical Analysis

      Our chemical analysis business provides instrument solutions, consumables and services that enable customers to identify, quantify, analyze and test the atomic, molecular, physical and biological properties of substances and products. Our chemical analysis products and services are used by scientists, engineers and technicians working in disease and drug discovery, research and development, quality assurance, quality control and manufacturing.

      Our six main product lines are chromatography, spectrometry, ICP-MS, bioresearch solutions and related consumables and services.

      We employed approximately 3,500 people as of October 31, 2001 in our chemical analysis business. Our chemical analysis business generated revenue of $1.1 billion in fiscal year 2001, $1.0 billion in fiscal year 2000, and $1.0 billion in fiscal year 1999.

     Markets

      We estimate that the market niches that we serve represent approximately 30% of the total available analytical instrumentation market. Primarily, our chemical analysis business serves the following markets:

•	chemical;

•	environmental;

•	pharmaceutical and biopharmaceutical; and

•	bioagriculture and foods.

Chemical

      Our chemical analysis business encompasses the natural gas, petroleum refining, petrochemical and chemical markets. We sell gas and liquid chromatographs and gas and liquid chromatography-mass spectrometry products and solutions into these markets. Petroleum refiners use our measurement solutions to analyze crude oil composition and perform other raw material analysis, verify and improve refining processes, and ensure the overall quality of gasoline, fuels, lubricants and other products. Our gas chromatographs are used to monitor consistent quality in the natural gas delivered to consumers and industry. Petrochemical and chemical producers use our gas and liquid chromatography products to measure and control the quality of their finished products and to verify the environmental safety of their operations.

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

Pharmaceutical and Biopharmaceutical

      Our analytical and life sciences-instrument solutions are used by pharmaceutical and biopharmaceutical companies in every phase of the drug development process. This includes research into the basic causes and understanding of disease, identification and development of new drugs, obtaining regulatory approval, manufacturing and distribution.

     Strategy

      In order to maintain our leading position in the instrumentation solutions market, our strategy is as follows:

Target High-Growth Opportunities Such as Gene Expression and Proteomics in the Pharmaceutical and Life Sciences Markets

      We will continue to focus resources on the development and growth of bio-instrumentation, consumables and services solutions that increase understanding of the genetic cause of diseases in order to speed the development and increase the efficacy of new drugs.

Focus on Growth Opportunities in Current Markets

      To address emerging markets in the Asia-Pacific, Latin America and Eastern Europe regions, we are broadening our worldwide distribution capabilities and developing less complex instrumentation with lower prices. Finally, we continue to develop gas and liquid chromatography and mass spectrometry products that are smaller and more portable to meet increasing demand for use of these instruments outside of centralized laboratories.

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

Leverage Strategic Relationships and Alliances

      We intend to build strategic relationships to enable us to develop products and services that complement existing technologies and products in our target markets. For example, through our relationship with Caliper® Technologies Corporation, we are conducting joint research and development in microfluidics.

      In addition, through our strategic alliances, we develop instruments that work with our partners’ products, enabling us to offer our customers a broader range of products and solutions.

     Products

      A key factor in our target markets is the need for new products that increase productivity of the end customer. Our chemical analysis products, systems, consumables and services enable our customers to research the genetic bases of disease and enable the development, testing and use of new drugs and to analyze water, air and soil for monitoring and remediation; and to understand the properties of natural and man-made gases, liquids and chemically-based products. Our six main product lines, chromatography, spectrometry, ICP-MS, bio-instrumentation including microarrays and related consumables and services, are described below.

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

      High-performance liquid chromatographs are an essential tool in the pharmaceutical industry for basic research, drug discovery, drug development and quality control of new drugs. Other industry groups that utilize high-performance liquid chromatographs include: life science research, chemical development and manufacturing, industry and government testing laboratories for safety, quality and nutritional content of foods and beverages, athlete monitoring for illegal drug use and environmental monitoring.

Mass Spectrometry

      Mass spectrometers identify chemicals based on a chemical’s molecular mass and, in many cases, on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometers can also be used to determine how much of a known chemical is present in a particular sample.

      Mass spectrometer systems are typically used in combination with gas or liquid chromatographs in the pharmaceutical, life science, semiconductor and environmental industries. The combined instruments are used to study and refine the chemical structure of proteins and other biological molecules as well as new drug candidates, to determine the presence of impurities in semiconductors as they are manufactured, or to identify heavy metals and other pollutants in soil and water.

Bioresearch Solutions

      In December 1999 we announced the launch of a DNA microarray program for the life sciences that incorporates technologies from both Rosetta Inpharmatics (subsequently acquired by Merck) and Oxford Gene Technology, among others. This program is intended to enable researchers to access gene expression information.

      Using our highly flexible inkjet manufacturing process, Agilent makes both oligonucleotide and cDNA microarrays. This inkjet process allows us to deposit very small volumes per spot without stopping or making contact with the slide, resulting in high-density arrays with highly uniform spot shape in a very short period of time.

      In addition, our GeneArray microarray scanner allows a researcher to use GeneChip arrays designed by Affymetrix® to enable high-speed detection and characterization of large amounts of genetic information. More recently, Agilent introduced its next generation scanner designed for use with its own microarrays, as well as others. Consistent with Agilent’s standards-based platform approach, this scanner can image up to 48 industry standard 1” x 3” glass microarray slides, and have the data automatically exported in a text, tab-delimited, or XML-based GEML format.

      The Agilent 2100 bioanalyzer instrument systems that we have developed through our relationship with Caliper® Technologies is the first integrated solution based on microfluidics and Caliper LabChip® technology for the analysis of a wide range of biological molecules including: DNA, RNA, proteins, and cells. Using miniature, integrated biochemical-processing systems etched into glass, the microchip allows the steps customarily performed in conventional instruments to be done using minute quantities of costly reagents in a fraction of the usual time.

Consumables

      We also offer a broad range of consumable products, which support our top ranked Liquid Chromatography (LC), Gas Chromatography (GC) and Mass Spectrometry (MS) and bioinstrumentation platforms. These consumable products include chemical and biological reagents, instrument replacement parts, brand specific chromatography columns, and consumable supplies to meet our customer’s analysis needs.

      All of our products were designed to work together, and so customers can leverage their Agilent technology investment with precisely matched equipment, parts and supplies. Our offerings include both generic supplies, where we seek to distinguish our products on price, selection and customer loyalty, and proprietary parts developed by us, where we offer exclusive technology, optimal performance and functionality.

      Agilent support services cover all of Agilent’s chemical and bioinstrumentation analysis hardware and software maintenance, troubleshooting, repair and compliance needs. Special services bundles have also been designed to meet the specific analysis instrument needs of various industries.

     Customers

      We sell our products and services to a broad array of customers in each of the markets we serve. Our top customers by market segment are the following:

Chemical	Environmental	Pharmaceutical

Du Pont De Nemours Co E.I	U.S. Federal Government	Merck & Co.
Bayer AG	Government of Korea	Roche Holdings
Basf AG	United States Army	AstraZeneca PLC
Monsanto Company	US Department of Agriculture	Aventis S.A.
Dow Chemical	Government of Australia	Glaxo Wellcome PLC
Boehringer Ingelheim	State of California	Novartis AG
Exxon Corporation	State of Georgia	SmithKline Beecham PLC
Akzo	State of Texas	Johnson & Johnson
Pfizer
Amgen

     Sales, Marketing and Support

      Our sales and support delivery channels are aligned by our key markets to maximize market coverage and to optimize selling and support delivery efficiency. We market our products to our customers through our direct sales force, an inside-sales force, e-commerce, value-added resellers, manufacturers’ representatives and distributors.

      We use our direct sales force to market our solutions to all of our pharmaceutical and biopharmaceutical accounts, large and medium-sized chemical customers and environmental accounts. We supplement our direct sales force with an inside-sales force and sales agents to provide broader geographic coverage and to cover smaller accounts. We also have an active value-added reseller program to augment our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales and electronic commerce.

      We offer a wide range of startup, operational, educational and compliance support services for our chemical analysis measurement and data handling systems. We deliver our support services to customers in a variety of ways, including on-site assistance, return to us for repair or exchange, telephone support and self-diagnostic services provided over the Internet. Our support services limit the amount of time an instrument is out of service, provide increased system productivity, extend the instrument life and offer fast problem resolution. We also offer special industry-focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements.

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

     Competition

      The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors include Perkin Elmer Corp., Applied Biosystems, Inc., Affymetrix, Shimadzu Corporation, Thermo Electron, Inc. and Waters.

     Government Regulation

      The analysis products and related consumables marketed by our chemical analysis business are subject to regulation in the United States by the Environmental Protection Agency under the Toxic Substances Control Act, and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by Environmental Protection Agency for its effect on health and safety, and placed on an Environmental Protection Agency inventory of chemical substances. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the Environmental Protection Agency can obtain an order from a court that would prohibit the further distribution or marketing of a product that does not comply or we could face fines, civil penalties or criminal prosecution.

Backlog

      Agilent believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from our inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support businesses. Therefore, we believe that backlog information is not material to an understanding of our business.

Research and Development

      Research and development expenditures were $1,349 million in 2001, $1,259 million in fiscal year 2000 and $879 million in fiscal year 1999, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant research and development expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

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

International Operations

      Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 59.8% in fiscal year 2001, 57.4% in fiscal year 2000 and 57.4% in fiscal year 1999, the majority of which was from customers other than foreign governments. Approximately 20% of our international revenue in the last three years was derived from Japan. Long-lived assets located outside of the United States, as a percentage of our total long-lived assets, was approximately 43.7% in fiscal year 2001, 49.3% in fiscal year 2000 and 49.2% in fiscal 1999. Approximately 16.9% of our long-lived assets were located in Japan in fiscal year 2001 and approximately 13.7% in fiscal years 2000 and 1999.

      Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we make certain sales in international markets directly from the United States.

      Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the United States dollar and may also become subject to interest rate risk inherent in any debt, investment and finance receivable portfolios we incur. The terrorist attacks on September 11, 2001 and the U.S. and international response could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia.

      However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 18, “Segment Information,” of the consolidated financial statements included in Item 8 of this report.

Materials

      Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. We purchase materials, supplies and product subassemblies from a substantial number of vendors. In order to secure components, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers. Such commitments could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001 we recorded inventory-related charges of approximately $459 million. We could experience excess parts again and additional charges if demand continues to decrease. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our parts supply quickly enough to meet increasing demand for our products. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may discontinue certain components, extend lead times, limit supplies or increase price due to capacity constraints or other factors.

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

      In addition, some of these properties are undergoing remediation by Hewlett-Packard under an order of an agency of the state in which the property is located. Although Hewlett-Packard has agreed to indemnify us with respect to that subsurface contamination, it is possible that one or more of the governmental agencies will require us to be named on any of these orders. The naming of our Company will not affect Hewlett-Packard’s obligation to indemnify us with regard to these matters.

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

Executive Officers of the Registrant

      The names of our executive officers, and their ages, titles and biographies as of December 26, 2001, appear below. All officers are elected for one-year terms.

     Executive Officers

      Edward W. Barnholt, 58, has served as our President and Chief Executive Officer and as a director since May 1999. Before being named our Chief Executive Officer, Mr. Barnholt served as General Manager of Hewlett-Packard’s Measurement Organization from 1998 to 1999, which included Hewlett-Packard’s Electronic Instrument Group, the Microwave and Communications Group, the Communications Test Solutions Group, the Automated Test Group, the Chemical Analysis Group, the Components Group and the Medical Products Group. From 1990 to 1998, he served as General Manager of Hewlett-Packard’s Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

      Byron Anderson, 58, has served as our Senior Vice President, Electronic Products and Solutions since August 1999. Prior to assuming that position, Mr. Anderson served as a vice president of Hewlett-Packard since November 1995 and General Manager of the Microwave and Communications Group since September 1997. In January 1991, Mr. Anderson was named General Manager of Hewlett-Packard’s Communications Test Business Unit, which became the Communications Test Solutions Group in 1994.

      Alain Couder, 55, has served as our Executive Vice President and Chief Operating Officer since February 2000. Prior to assuming this position, Mr. Couder served as President, Chairman and Chief Executive Officer at Packard Bell NEC from 1998 to 2000. Prior to joining Packard Bell NEC, Mr. Couder held several management positions from 1991 through 1998, including Chief Operating Officer in 1997 with Groupe Bull. From 1984 to 1991, Mr. Couder was a General Manager in the computer business at Hewlett-Packard Company in the United States and France.

      Adrian T. Dillon, 47, has served as our Executive Vice President and Chief Financial Officer since December 2001. Prior to assuming this position, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April, 1997 to December, 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997.

      William R. Hahn, 50, has served as our Senior Vice President, Corporate Relations since August 1999. Since October 1997, Mr. Hahn served as the Sector Controller of Hewlett-Packard’s Measurement Organization. From September 1995 to October 1997, he served as Operations Manager for Hewlett-Packard’s interactive broadband program. From May 1993 to September 1995, Mr. Hahn served as Vice President of Finance and Manufacturing and Chief Financial Officer at Aspect Communications.

      Jean M. Halloran, 49, has served as our Senior Vice President, Human Resources since August 1999. Since 1997, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard’s Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

      Dorothy D. Hayes, 51, has served as our Vice President and Controller since August 1999. Prior to assuming that position, since October 1989, Ms. Hayes held a number of positions at Hewlett-Packard. She served as Transition General Manager from March to July 1999, Director of Internal Audit from July 1997 to June 1999, Measurement Systems Organization Controller from February 1994 to July 1997, Components Group Controller from September 1993 to February 1996 and Corporate Financial Reporting Manager from October 1989 to September 1993.

      Larry Holmberg, 55, has served as our Senior Vice President, Sales, Marketing and Customer Support since February 2001. Prior to assuming this position, Mr. Holmberg served as Vice President of Sales, Marketing and Field Operations for the Communications Solutions Group since February 1999. From October 1998 to January 1999, Mr. Holmberg served as a Communications Service Provider Region Manager of Hewlett-Packard Company for the Asia Region based in Hong Kong, the Region General Manager for the Test and Measurement Organizations of Hewlett-Packard Company for the Latin America from 1996 to 1998. Prior to rejoining Hewlett-Packard Company in 1996, Mr. Holmberg held various computer system sales and general management positions with Digital Equipment Corporation from 1977 to 1996. Mr. Holmberg also has served on numerous boards of industry associations and public and private technology organizations such as NM Technet, one of the first US Internet Service Providers, where he was a co-founder and Riotech, a national technology transfer organization, where he was Chairman of the Board.

      Richard D. Kniss, 61, served as our Senior Vice President, Chemical Analysis Group from August 1999 to May 2001. Prior to assuming that position, since May 1995, Mr. Kniss was General Manager of Hewlett-Packard’s Chemical Analysis Group and was named a Vice President of Hewlett-Packard in June 1997. He served as General Manager of the Optical Communication Division from 1984 to 1995.

      D. Craig Nordlund, 52, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Hewlett-Packard Employees Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

      Stephen H. Rusckowski, 44, served as our Senior Vice President, Healthcare Solutions from October 1999 until August 2001, at which time Mr. Rusckowski became an employee of Koninklijke Philips Electronics NV as part of the divestiture of Healthcare Solutions Group to Koninklijke Philips Electronics NV. Prior to assuming the position as Senior Vice President, Healthcare Solutions in October 1999, Mr. Rusckowski held a number of positions at Hewlett-Packard. He served as General Manager of the Cardiology Products Division from 1997 to 1999, General Manager of the Healthcare Information Management Division from 1996 to 1997 and General Manager of the Clinical Information Systems Division from 1994 to 1995. Mr. Rusckowski joined Hewlett-Packard in 1984. Mr. Rusckowski was nominated by Koninklijke Philips Electronics NV to the Board of Melquist.

      Thomas A. Saponas, 52, has served as our Senior Vice President and Chief Technology Officer since August 1999. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard’s Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C.

      John E. Scruggs, 60, has served as our Senior Vice President, Automated Test since August 1999. Prior to assuming that position, since January 1992, Mr. Scruggs was General Manager of the Automated Test Group of Hewlett-Packard within the Test and Measurement Organization. He was elected a Vice President of Hewlett-Packard in November 1996.

      William P. Sullivan, 52, has served as our Senior Vice President, Semiconductor Products since August 1999. Prior to assuming that position, since February 1998, he served as Vice President and General Manager of Hewlett-Packard’s Components Group. In 1997, Mr. Sullivan became General Manager of the Communication Semiconductor Solutions Division. From 1995 to 1997, he was General Manager of the Optical Communication Division. From April 1991 to February 1995, Mr. Sullivan served as Research and Development Manager for the Optical Communication Division.

      Chris Van Ingen, 55, has served as our Senior Vice President, Chemical Analysis Group since May 2001. Prior to assuming this position, since 1977, Mr. Van Ingen held a number of positions at Hewlett-Packard Company. He served as Chemical Analysis Group Sales and Marketing Manager since 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls division from 1986 to 1989, Sales Support Manager at Little Falls division from 1984 to 1986.

      Robert R. Walker, 51, served as our Executive Vice President and Chief Financial Officer from May 2000 to December 2001 and as our Senior Vice President and Chief Financial Officer since May 1999. During 1997 and 1998, Mr. Walker served as Vice President and General Manager of Hewlett-Packard’s Professional Services Business Unit. From 1993 to 1997, he led Hewlett-Packard’s information systems function. He became Chief Information Officer in 1995 and served in that position until 1997. Mr. Walker was named a Vice President of Hewlett-Packard in 1995. From 1975 to 1993, Mr. Walker held a variety of financial positions in Hewlett-Packard.

      Thomas White, 44, has served as our Senior Vice President, Communications Solutions since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of the Computer Peripherals Bristol Division and, in 1994, he served as General Manager for the Telecommunications Systems Division, South Queensferry, Scotland.

Item 2. Properties

      Our corporate headquarters are located in Palo Alto, California. We operate Agilent Technologies Laboratories in Palo Alto, California, and we also have 34 manufacturing sites, including eleven primary sites. Of the primary sites, five are located in the United States, and an additional six sites are located in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

Site	Major Activity	Owned/Leased

Palo Alto, CA — Corporate Headquarters	Corporate Administration	Owned
Palo Alto, CA — Agilent Laboratories	Research & Development	Owned
Santa Clara, San Jose and Newark, CA	Manufacturing	Primarily Owned
Sonoma, CA	Manufacturing	Primarily Owned
Loveland, CO	Research and Development, Marketing, and Manufacturing	Primarily Owned
Wilmington, DE (Little Falls Area)	Manufacturing	Primarily Owned
Spokane, WA	Manufacturing	Primarily Owned
Shanghai, China	Manufacturing	Leased
Boeblingen, Germany	Research and Development, Marketing, and Manufacturing	Primarily Owned
Hachioji, Japan	Sales and Administration, Research and Development, Marketing, and Manufacturing	Owned
Penang, Malaysia	Manufacturing	Owned
Singapore	Manufacturing	Primarily Owned
South Queensferry, United Kingdom	Manufacturing	Primarily Owned

      As of October 31, 2001, we owned or leased a total of approximately 17 million square feet of space worldwide. Of that, we owned approximately 11 million square feet and leased the remaining 5 million. Agilent’s sales and support occupied a total of approximately 3 million square feet. Agilent’s manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 14 million square feet of space. Information about each of our businesses appears below:

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

Item 3. Legal Proceedings

      In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for Agilent’s initial public offering (“IPO”), Agilent, and various of Agilent’s officers and directors. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Agilent’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from November 17, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously. Under our separation agreements with Hewlett-Packard, HP agreed to indemnify us for a substantial portion of IPO-related liabilities.

      We are also involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described above, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-Q for the period ended July 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal 2001, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange with the ticker symbol “A.” For the 2000 and 2001 fiscal year, the New York Stock Exchange reported the high and low prices per quarter as follows:

Fiscal 2000	High	Low

First Quarter (ended January 31, 2000)	$79.25	$40.00
Second Quarter (ended April 30, 2000)	$159.00	$71.00
Third Quarter (ended July 31, 2000)	$100.75	$40.75
Fourth Quarter (ended October 31, 2000)	$63.00	$38.80

Fiscal 2001	High	Low

First Quarter (ended January 31, 2001)	$68.00	$38.06
Second Quarter (ended April 30, 2001)	$55.00	$25.00
Third Quarter (ended July 31, 2001)	$41.18	$26.20
Fourth Quarter (ended October 31, 2001)	$32.70	$18.00

      As of December 26, 2001, there were 74,768 stockholders of record of common stock. The closing share price for Agilent common stock on December 26, 2001, as reported by the New York Stock Exchange, was $28.10.

      We have not paid any dividends to date, and we currently intend to retain any future earnings to fund the development and growth of our business and, going forward, we do not anticipate paying any cash dividends in the foreseeable future. Under the First Amendment to Five Year Credit Agreement, dated as of November 19, 2001 and the Amendment to 364 Day Amended and Restated Credit Agreement, dated as of November 19, 2001, we are restricted from declaring or paying any dividends, other than shares of our common stock, unless our consolidated earnings before interest, income tax, depreciation and amortization is at least $200 million for the two quarters immediately prior to such declaration or payment.

      On July 20, 2001, we issued 1,461,196 shares of Agilent common stock as consideration for all of the shares of Sirius Communications N.V. The shares were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

	Years Ended October 31,

	2001	2000	1999	1998	1997

	(In millions, except per share amounts)

	(Unaudited)
Consolidated Statement of Earnings Data(1, 2, 3, 4):
Net revenue	$8,396	$9,361	$6,830	$6,612	$6,577
(Loss) earnings from continuing operations before taxes	$(477)	$1,018	$463	$191	$633
(Loss) earnings from continuing operations	$(406)	$672	$306	$126	$418
Net earnings from discontinued operations, net of taxes	$6	$85	$206	$131	$125
Gain from the sale of discontinued operations, net of taxes	$646	—	—	—	—
Earnings before cumulative effect of changes in accounting principles	$246	$757	$512	$257	$543
Cumulative effect of adopting SFAS No. 133, net of taxes	$(25)	—	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	$(47)	—	—	—	—
Net earnings	$174	$757	$512	$257	$543
Net (loss) earnings per share — Basic:
(Loss) earnings from continuing operations	$(0.89)	$1.49	$0.81	$0.33	$1.10
Net earnings from discontinued operations	$0.01	$0.19	$0.54	$0.35	$0.33
Gain from the sale of discontinued operations	$1.41	—	—	—	—
Cumulative effect of adopting SFAS No. 133	$(0.05)	—	—	—	—
Cumulative effect of adopting SAB 101	$(0.10)	—	—	—	—
Net earnings	$0.38	$1.68	$1.35	$0.68	$1.43
Net (loss) earnings per share — Diluted:
(Loss) earnings from continuing operations	$(0.89)	$1.48	$0.81	$0.33	$1.10
Net earnings from discontinued operations	$0.01	$0.18	$0.54	$0.35	$0.33
Gain from the sale of discontinued operations	$1.41	—	—	—	—
Cumulative effect of adopting SFAS No. 133	$(0.05)	—	—	—	—
Cumulative effect of adopting SAB 101	$(0.10)	—	—	—	—
Net earnings	$0.38	$1.66	$1.35	$0.68	$1.43
Average shares used in computing basic net earnings per share	458	449	380	380	380
Average shares used in computing diluted net earnings per share	458	455	380	380	380

	October 31,

	2001	2000	1999	1998	1997

	(In millions)
Consolidated Balance Sheet Data(1, 4):
Working capital	$2,797	$2,476	$1,275	$1,010	$937
Total assets	$7,986	$8,330	$5,364	$4,922	$4,950
Stockholders’ equity	$5,659	$5,265	$3,382	$3,022	$3,110

(1)	Consolidated financial data and notes for all periods present Agilent’s healthcare solutions business as a discontinued operation. See Note 3 “Discontinued Operations” to the consolidated financial statements.

(2)	Loss from continuing operations for the year ended October 31, 2001 includes a pre-tax gain of $269 million relating to the sale of surplus land in California, a pre-tax restructuring charge of $154 million primarily relating to severance expenses and a pre-tax asset impairment charge of $74 million. Earnings from continuing operations for the year ended October 31, 1999 includes a pre-tax asset impairment charge of $51 million. See Note 12, “Restructuring and Asset Impairment,” to the consolidated financial statements. Earnings from continuing operations for the year ended October 31, 1998 includes a pre-tax restructuring charge of $155 million.

(3)	Consolidated statement of earnings data for the year ended October 31, 2001 and 2000 includes the impact of the sale of certain portions of our portfolio of lease assets to Tyco Capital Corporation. In 2001, net proceeds from this sales transaction were $287 million and we recognized $254 million in net revenue from continuing operations and $131 million in cost of products from continuing operations. In 2000, net proceeds from this sales transaction were $234 million and we recognized $197 million in net revenue from continuing operations and $83 million in cost of products from continuing operations. See Note 4, “Acquisitions and Dispositions,” to the consolidated financial statements.

(4)	The historical financial data from 1997 through 1999 was carved out from the historical financial information of Hewlett-Packard using the historical results of operations and historical bases of the assets and liabilities of the Hewlett-Packard businesses that comprise our company. We began accumulating retained earnings on November 1, 1999. Therefore, the historical financial data from 1997 through 1999 is not indicative of our future performance and does not reflect what our consolidated financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements including, without limitation, statements regarding the anticipated completion of transactions and our liquidity position and our expected overall growth that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Annual Report.

Overview

      Our company, incorporated in Delaware in May 1999, is a global diversified technology organization that provides enabling solutions to high growth markets within the communications, electronics and life sciences industries. Prior to our initial public offering of 15.9 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“HP”). HP distributed the remaining 84.1 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

Basis of Presentation

      Our fiscal year end is October 31. Unless otherwise stated, all years refer to our fiscal year.

      The 2001 and 2000 consolidated financial statements reflect the results of operations, changes in cash flows, and the financial position of our businesses. We began accumulating retained earnings on November 1, 1999.

      The 1999 consolidated financial statements were prepared using HP’s historical bases in the assets and liabilities and our historical results of operations. The 1999 consolidated financial statements include allocations of certain HP corporate expenses, including centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other HP corporate and infrastructure costs. The expense allocations were determined on bases that HP and we considered to be a reasonable reflection of the utilization of services provided to us or the benefit received by us. Therefore, the financial information presented in this Annual Report for 1999 is not necessarily indicative of what our consolidated financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity in 1999.

Discontinued Operations

      On August 1, 2001, we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to us on August 1, 2001, with further payments to follow pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001. The total purchase price is subject to adjustment based on the determination of the final purchased net assets and on our performance of certain services for Philips. Since August 1, 2001 we have received approximately $80 million of the $100 million purchase price holdback in additional proceeds from Philips. We expect to receive the remaining proceeds in 2002.

      Our consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million as a result of this transaction. We do not expect material adjustments to the gain when the determination of the final purchased net assets and the performance of certain services are complete.

      We are restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years. For incremental fees, we have provided certain support services to Philips after August 1, 2001 and we will continue to provide those services in the future. A portion of these fees offset costs that include an element of fixed costs which are recognized in selling, general and administrative expenses.

Restructuring and Asset Impairment

      In 2001, as a result of the economic downturn that has impacted many of the markets that we serve, we have taken steps to restructure our businesses. We have announced measures to cut discretionary costs, to reduce the size of our workforce and to reduce the number of sites that we occupy. On August 20, 2001, we announced a plan to reduce our workforce by approximately 4,000, or about nine percent, by the middle of 2002. In November 2001, we announced a further reduction of 4,000 jobs, combined with other measures designed to restore profitability in the latter half of 2002. The total cost of these plans is estimated to be $350 million, of which $154 million was recognized in 2001. Of this amount, $79 million was included in cost of products and services, $17 million was included in research and development expenses and $58 million was included in selling, general and administrative expenses. As of October 31, 2001, $65 million in severance benefits had been paid and the remainder of the restructuring liability is expected to be utilized during 2002. In the second half of 2001, we reduced our workforce by approximately 3,000 employees.

      In June 2001 we recognized a $74 million asset impairment charge with respect to our decision to cancel the development of a software system for our customer support activities. We have entered into an agreement with HP to extend our use of their legacy customer support systems in place of the one that we were developing. The decision to continue the use of HP’s systems enabled us to reduce costs at a critical time, minimize disruption to our customers and businesses and to focus on our customers’ needs.

      In 1999, we recognized an impairment loss of $51 million related to a building that was under construction to house manufacturing operations for eight-inch CMOS semiconductor wafers. At the time construction was stopped, only the building shell was complete; we concluded that the highest fair value to be realized from this building was based on selling it for use as an office or general use facility.

Acquisitions

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted. Using the purchase method of accounting, the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million is being amortized over three years. The net book value of goodwill associated with this acquisition at October 31, 2001 was $432 million. OSI is a leading provider of next-generation operations-support-system software for communications service providers and has become part of the test and measurement business.

      In July 1999, HP entered into an agreement with Yokogawa Electric Corporation (“Yokogawa”) to acquire Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In the initial step, which occurred in January 2000, we purchased approximately 10.4 percent of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, we purchased approximately 10.4 percent of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. In

January 2001, we completed our acquisition of Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. by purchasing the remaining 4.2 percent interest for approximately $99 million. Of the total purchase price, $243 million was allocated to tangible assets and $278 million was attributed to goodwill which is being amortized over 10 years. The remaining net book value of goodwill associated with this acquisition was $240 million at October 31, 2001.

      In addition to the OSI and Yokogawa acquisitions, we acquired several other companies during 2001, 2000, and 1999 which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible and identifiable intangible assets and liabilities based on fair market values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant. Goodwill is amortized on a straight-line basis over its estimated economic life, generally three to five years except as noted above.

      The net book value of goodwill and other intangible assets was $1.1 billion at October 31, 2001 and $467 million at October 31, 2000.

Sale of Leasing Portfolio

      In the fourth quarter of 2000, we entered into an asset purchase agreement with Tyco Capital Corporation (“Tyco Capital”) pursuant to which we have sold them substantially all of our leasing portfolio (“Tyco Capital sale”) over the course of the last five quarters. The impact on our consolidated cash flows and results of operations of the lease portfolio sale is shown below.

	Year Ended	Year Ended
	October 31, 2001	October 31, 2000

Net proceeds from Tyco Capital sale	$287	$234
Product revenue	$254	$197
Cost of products	$131	$83

      Our service revenues and cost of services were reduced in 2001 as our portfolio of operating leases was purchased by Tyco Capital. Correspondingly, product revenue and cost of products increased as a direct result of the Tyco Capital sale. We expect future operating lease revenue to be further reduced because we also entered into a vendor financing arrangement with Tyco Capital whereby Tyco Capital will provide equipment financing and leasing services to our customers on a global basis. This agreement has been in place since the fourth quarter of 2000. As a result of this agreement and the Tyco Capital sale our lease revenue and associated costs have declined. Lease revenues as a percentage of service revenues for each of the last three fiscal years were 5.1 percent in 2001, 23.5 percent in 2000 and 22.6 percent in 1999.

Property Transactions

      In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash, resulting in a pre-tax gain of approximately $269 million. In August 2001, we invested in the leasehold of several municipal properties in southern California for a total value of $289 million.

Cyclical Business and General Economic Conditions

      The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics industry, computer industry and telecommunications markets, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses.

      In 2001, an economic downturn reduced consumer and capital spending in many of the worldwide markets that we serve. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. We are uncertain as to how long and how severe the current downturn may be in these markets. In 2001, net revenue and net earnings were down 10 percent and 77 percent, respectively, compared to 2000. Substantially all of the impacts of this decline occurred in our test and measurement and semiconductor products businesses. Our earnings from continuing operations in 2000 declined 184 percent to a loss from continuing operations in 2001. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses and in the economy. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results.

      Our revenue and operating results for 2000 compared to 1999 improved as a result of growth in the communications and electronics markets.

Impact of Foreign Currencies

      We sell our products in many countries and a portion of our net revenue and costs and expenses are denominated in foreign currencies, especially in the Japanese yen and the Euro. Our foreign currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates net of our hedging activities had no material effect on our net revenues or operating expenses in the periods presented.

Adoption of New Accounting Standards

      Effective November 1, 2000, we adopted Statement of Financial Account Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of the derivative instruments are recognized in earnings or stockholders’ equity, depending on the intended use of the instrument. The adoption of SFAS No. 133 in November 2000 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) primarily relating to the valuation of certain warrants to purchase securities and a pre-tax increase in other comprehensive income of $10 million.

      We enter into certain foreign exchange contracts, primarily forwards and purchased options, to hedge exposures to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of 2001, we adopted SAB 101 retroactive to the beginning of the fiscal year. The cumulative effect of the adoption, reflecting the deferral of net revenue and cost of products from October 31, 2000, resulted in a cumulative pre-tax reduction in earnings of $74 million ($47 million after tax). As a result of adopting SAB 101, delivery is considered to have occurred when title and risk of loss have transferred to the customer. For the fiscal year ended October 31, 2001, the net impact on 2001 net revenue, including amounts deferred at October 31, 2001, was an increase of $67 million of net revenue and $29 million of cost of products which were included in the cumulative effect adjustment. The results for the first three quarters of 2001 have been restated in accordance with SAB 101. Pro forma amounts for the periods beginning before November 1, 2000 have not been presented, as the effect of the change could not be reasonably determined.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result of SFAS No. 141, all acquisitions completed after June 30, 2001 are accounted for using the purchase method of accounting. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. We plan to adopt SFAS No. 142 in the first quarter of 2003. SFAS No. 142 requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. Until we adopt the new standard, we will continue to amortize goodwill existing at June 30, 2001 and to test all goodwill for impairment using the current method, that uses an undiscounted cash flow test. After adoption, we will stop amortizing all goodwill and will begin to test goodwill for impairment pursuant to SFAS No. 142, that applies a fair-value-based test. We are assessing the further impacts of SFAS No. 142 on our consolidated financial position and results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We will be required to adopt SFAS No. 144 no later than fiscal year 2003. We are currently assessing the impact of SFAS No. 144 and do not believe that it will have a material impact on our consolidated financial statements.

Results of Continuing Operations

Net Revenue

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	% Change	% Change

	(In millions)
U.S.	$3,373	$3,992	$2,912	(15.5)%	37.1%
International	5,023	5,369	3,918	(6.4)%	37.0%

Total	$8,396	$9,361	$6,830	(10.3)%	37.1%

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	% Change	% Change

	(In millions)
Products	$7,485	$8,299	$5,895	(9.8)%	40.8%
Services and other(a)	911	1,062	935	(14.2)%	13.6%

Total	$8,396	$9,361	$6,830	(10.3)%	37.1%

	Years Ended October 31,
				2001 over 2000	2000 over 1999
% of Total Net Revenue	2001	2000	1999	Ppts Change	Ppts Change

Products	89.2	88.7	86.3	0.5	2.4
Services and other(a)	10.8	11.3	13.7	(0.5)	(2.4)

Total	100.0	100.0	100.0	—	—

(a)	Services and other includes revenue generated from servicing our installed base of products, warranty extensions, consulting and operating lease revenue. Our operating lease revenue has decreased in 2001 as a result of the Tyco Capital sale, as described more fully above.

      Excluding the Tyco Capital sale of $254 million in 2001 and $197 million in 2000, net revenue for 2001 decreased 11.2 percent compared to 2000 and net revenue for 2000 increased 34.2 percent compared to 1999. The decrease in net revenue for 2001 compared to 2000 related primarily to a slowdown in the telecommunications, semiconductor and computer industries, which has severely impacted our customers’ ability to purchase our products. The increase in net revenue for 2000 compared to 1999 was spurred by continued growth in net revenue from the communications and electronics markets. This was especially due to the robust demand for our wireless, fiber-optics, networking and imaging components within our semiconductor products business and for most products throughout our test and measurement business. Increased demand in Asia also contributed to net revenue growth in 2000.

      The decrease in domestic net revenue for 2001 compared to 2000 came primarily from our businesses which serve the communications and electronics markets. This slowdown has impacted our net revenue in the United States somewhat more severely than other parts of the world. In contrast, the increase in domestic net revenue for 2000 compared to 1999 came primarily from our businesses which serve the communications and electronics markets. The increase in international net revenue for 2000 compared to 1999 was primarily attributable to increased demand in Asia, particularly in Taiwan, Korea and Japan. There was minimal currency impact on net revenue growth in 2000.

      The decrease in product revenue for 2001 compared to 2000 was primarily driven by a slowdown in communications and electronics markets. The net revenue growth in 2000 was primarily due to growth in our businesses which serve the communications and electronics markets, a strengthening of the semiconductor industry and increased demand in Asia. The decline in service revenue for 2001 is primarily the result of the Tyco Capital sale and the decline in service contract renewal rates. Generally, there is a lag between service revenue trends and product revenue trends. This lag occurs because service revenue is directly related to the size of our installed base of products not covered by warranty.

Costs and Expenses

	Years Ended October 31,
				2001 over 2000	2000 over 1999
As a % of Net Revenue	2001	2000	1999	Ppts Change	Ppts Change

Cost of products as a percentage of product revenue	62.3%	49.9%	52.6%	12.4	(2.7)
Cost of services and other as a percentage of services and other revenue	55.1%	55.7%	56.6%	(0.6)	(0.9)
Total costs as a percentage of total net revenue	61.5%	50.6%	53.1%	10.9	(2.5)
Research and development	16.1%	12.1%	12.9%	4.0	(0.8)
Selling, general and administrative	31.7%	27.5%	27.8%	4.2	(0.3)

      Excluding the Tyco Capital sale and restructuring charges of $79 million in 2001, cost of products and services as a percentage of net revenue for 2001 increased 10.1 percentage points compared to 2000. The increase was primarily attributable to decreased sales volume and increased charges for excess and obsolete inventory. During 2001, cost of products as a percentage of product revenue has increased due to these same factors mentioned above and higher discounts offered to our customers. Excluding the Tyco Capital sale in 2000 and the impairment charge of $51 million in 1999, cost of products and services as a percentage of net revenue in 2000 decreased 1.6 percentage points compared to 1999. The decrease in 2000 was primarily attributable to higher volumes in the test and measurement and semiconductor products businesses as well as a more profitable product mix in the semiconductor products business.

      Research and development expenses increased in 2001 compared to 2000 as a result of continuing expenditures toward new product introductions. Our research and development efforts focus on potential new products covering a wide variety of technologies, none of which is individually significant to our operations.

      Selling, general and administrative expenses increased in 2001 compared to 2000 primarily due to goodwill amortization relating to our 2001 acquisition of OSI. As a result of various cost-cutting initiatives in 2001, selling, general and administrative expenses before the effect of goodwill and other intangible amortization, restructuring and asset impairment charges declined 12 percent compared to 2000.

      General overhead costs of $88 million in 2001, $225 million in 2000 and $194 million in 1999 previously allocated to our healthcare solutions segment have been reallocated to each of the three remaining segments.

(Loss) Earnings from Operations

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	Change	Change

	(In millions)
(Loss) earnings from operations	$(778)	$924	$422	(184.2)%	119.0%
Operating (deficit) margin	(9.3)%	9.9%	6.2%	(19.2 points)	3.7 points

      Excluding the Tyco Capital sale, we had a loss from operations of $901 million in 2001 compared to earnings from operations of $810 million in 2000 and $422 million in 1999. Excluding the restructuring charges and Tyco Capital sale, we had a loss from operations of $447 million in 2001 compared to earnings from operations of $925 million in 2000 and $463 million in 1999. The decrease in 2001 compared to 2000 was primarily due to the fact that net revenue declined much more rapidly than costs and expenses in the test and measurement and semiconductor businesses. Increased goodwill amortization related to recent acquisitions also contributed to the decrease. The decrease was partially offset by the performance of our chemical analysis business. The increase in 2000 compared to 1999 was primarily due to strong results in the test and measurement and semiconductor products businesses. These improved results were partially offset by flat performance from our chemical analysis business and additional on-going costs associated with operating on our own as an independent company.

Other Income (Expense), Net

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	% Change	% Change

	(In millions)
Other income (expense), net	$301	$94	$41	220.2%	129.3%

      Other income (expense), net increased $207 million to $301 million in 2001 from $94 million in 2000. The increase was primarily due to the sale of land in San Jose, California which resulted in a pre-tax gain of $269 million. The increase in other income (expense), net for 2001 compared to 2000 was partially offset by higher interest expense due to a higher average debt balance. Other income (expense), net increased $53 million to $94 million in 2000 from $41 million in 1999. The increase was primarily due to a pre-tax gain of $29 million related to the sale of equity investments that no longer supported our business strategies and interest income earned on the initial cash funding received from HP in 1999.

      We sold assets related to portions of our businesses to third parties during 2001, 2000 and 1999. Gross proceeds from these dispositions were $13 million in 2001, immaterial in 2000 and $71 million in 1999. Gains from the dispositions, included in other income (expense), net in the consolidated statement of earnings, were $9 million in 2001, immaterial in 2000 and $50 million in 1999.

(Benefit) Provision for Taxes

      The effective tax rate for continuing operations in 2001 was 19 percent. For 2000 and 1999, the effective rate was 34 percent.

      In 2001, the change in the tax rate for continuing operations is due to the tax benefits arising from the losses caused by the recent global economic downturn. This is offset by the impact of non-deductible goodwill from the acquisition of OSI. Taxes on the sale of our healthcare solutions business are reflected in the gain from sale of discontinued operations. Our future effective tax rate will continue to be calculated using an estimate of our pre-tax income and will be subject to the impact of future profitability, the effects of business acquisitions and dispositions, as well as changes in the mix of our pre-tax earnings among jurisdictions with varying statutory rates.

Segment Results

      In 2001, our management changed its measure of the profitability of each of the business segments to exclude goodwill and other intangible amortization and non-recurring items such as restructuring charges. These items have been excluded for all periods presented.

Test and Measurement

      Our test and measurement business provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices and networks.

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	Change	Change

	(In millions)
Net revenue from products	$4,763	$5,298	$3,400	(10.1)%	55.8%
Net revenue from services and other	669	810	682	(17.4)%	18.8%

Total net revenue	$5,432	$6,108	$4,082	(11.1)%	49.6%
(Loss) earnings from operations	(141)	706	250	(120.0)%	182.4%
Operating margin (deficit)	(2.6)%	11.6%	6.1%	(14.2) points	5.5 points

Net Revenue

      Net revenue for 2001 decreased 11.1 percent compared to 2000. Excluding the Tyco Capital sale, total net revenue for 2001 declined 12.4 percent compared to 2000. The slowdown in the telecommunications and semiconductor industries was the main factor that caused the decline in net revenue for 2001. The slowdown was particularly sharp in the second half of 2001 as we became increasingly dependent on incoming orders which declined in virtually all of the product lines of our test and measurement businesses. Net revenue for 2000 increased 49.6 percent compared to 1999. The increase in 2000 was attributable to strong growth in the sales of our products to the optical, wireless and networking markets. In addition, third-party manufacturing contractors added capacity to meet demand and increased their purchases of our test and measurement products.

      Excluding the Tyco Capital sale, net revenue from products for 2001 decreased 11.6 percent compared to 2000. The decrease in net revenue from products was primarily due to a slowdown in telecommunications and semiconductor industries. Net revenue from services and other for 2001 decreased 17.4 percent compared to 2000 primarily due to the Tyco Capital sale. In addition, certain customers have chosen not to renew their service contracts. Excluding the Tyco Capital sale, net revenue from products for 2000 increased 50.1 percent compared to 1999. The increase was primarily due to the growing communications market and the increased demand in Asia. Net revenue from services and other for 2000 increased 18.8 percent compared to 1999.

Costs and Expenses

      The following table shows the percentage point increase or decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for 2001, 2000 and 1999.

	2001 over 2000	2000 over 1999
Increase/(decrease) as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products and services	11.2	(0.9)
Research and development	3.7	(2.2)
Selling, general and administrative	(0.7)	(2.3)

      Cost of products and services as a percentage of net revenue increased in 2001 compared to 2000 primarily due to increased charges for excess and obsolete inventory. Excluding the impacts of these charges, cost of products and services as a percentage of net revenue increased 5.4 percentage points in 2001 from 2000. Due to the fixed nature of our manufacturing costs, lower than anticipated manufacturing volumes contributed to the increase in cost of products and services as a percentage of net revenue.

      The increase in research and development expenses as a percentage of net revenue in 2001 compared to 2000 was primarily due to our continuing expenditures toward new product introductions.

(Loss) Earnings from Operations

      Loss from operations in 2001 was a result of reduced demand, which led to fewer sales and increased charges for excess and obsolete inventory. Excluding the Tyco Capital sale, loss from operations was $263 million compared to earnings from operations of $594 million in 2000 and $250 million in 1999. The increase in 2000 compared to 1999 resulted primarily from higher net revenue.

Semiconductor Products

      Our semiconductor products business provides fiber optic communications devices and assemblies, components and integrated circuits for wireless, networking, computing and printing applications, image sensors and general-purpose opto-electronic components.

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	Change	Change

	(In millions)
Net revenue	$1,850	$2,213	$1,722	(16.4)%	28.5%
(Loss) earnings from operations	(183)	248	155	(173.8)%	60.0%
Operating (deficit) margin	(9.9)%	11.2%	9.0%	(21.1 points)	2.2 points

Net Revenue

      The decrease in net revenue for 2001 compared to 2000 was primarily due to a sharp decline in demand for our semiconductor products. The global economic slowdown led to lower volumes in virtually all product lines of our semiconductor products business. Total net revenue for 2001 included $35 million of non-recurring royalty revenue relating to changes in our agreement with Adaptec Inc. The increase in 2000 compared to 1999 was the result of strong growth in all semiconductor products including wireless, networking and imaging components. Networking component growth was the result of growth in the sales of fiber-optic transceivers and high-speed networking products tailored for Metro Area Network (MAN), as well as storage area networking products and Gigabit Ethernet Local Area Network (LAN) applications. Imaging products for digital cameras and optical mice also achieved particularly strong growth in 2000. As a percentage of net revenue for the semiconductor products business, revenue from sales to HP, consisting primarily of application-specific integrated circuits and motion control products, was 30.7 percent for 2001, 30.3 percent for 2000 and 37.0 percent for 1999.

      In 2000, we expanded our existing joint venture relationship with Philips to develop our manufacturing of light-emitting diodes (“LED”) and transferred a portion of our LED business into the joint venture. LEDs are used for various lighting and display purposes. Since we do not have a majority ownership interest in the joint venture, the revenue, costs and expenses of the LED business transferred to the joint venture are no longer consolidated in our results. Instead, we record our portion of the joint venture’s net earnings or loss in other income (expense), net, which in 2000, was minimal. Adjusting the 1999 base for revenues relating to the LED business and our exit from the microprocessor business, net revenue growth for 2000 would have been 40.3 percent.

Costs and Expenses

      The following table shows the percentage point increase or decrease in our semiconductor products business’s costs and expenses as a percentage of its net revenue for 2001, 2000 and 1999.

	2001 over 2000	2000 over 1999
Increase/(decrease) as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products	12.0	(3.2)
Research and development	6.7	0.5
Selling, general and administrative	2.4	0.5

      The increase in cost of products as a percentage of net revenue in 2001 compared to 2000 was primarily due to increased inventory charges for excess and obsolete inventory as a result of reduced demand for our semiconductor products. In addition, due to the fixed nature of our manufacturing costs, lower than anticipated manufacturing volumes contributed to the increase in cost of products as a percentage of net revenue. Unfavorable mix and large shipments to single customers carrying deep discounts impacted cost of products as a percentage of net revenue unfavorably. Excluding the impacts of increased inventory charges, cost of products as a percentage of net revenue for 2001 increased 7.7 percentage points compared to 2000. Cost of products as a percentage of net revenue for 2000 decreased 3.2 percentage points compared to 1999. The decrease related primarily to increased volumes and a more favorable product mix.

      The increase in research and development expenses as a percentage of net revenue in 2001 compared to 2000 was driven by a continued commitment to develop new products in the fiber optics, high-speed networking, and image position sensor businesses.

(Loss) Earnings from Operations

      The loss from operations in 2001 compared to earnings from operations in 2000 resulted primarily from lower net revenue and higher cost of products and expenses as a percentage of net revenue. The increase in 2000 compared to 1999 resulted from higher net revenue and lower cost of products as a percentage of net revenue, partially offset by higher operating expenses.

Chemical Analysis

      Our chemical analysis business provides analytical instruments, systems and services for chromatography, spectroscopy, bio-instrumentation and consumables to the chemical and life science markets.

	Years Ended October 31,
				2001 over 2000	2000 over 1999
	2001	2000	1999	Change	Change

	(In millions)
Net revenue from products	$872	$788	$773	10.7%	1.9%
Net revenue from services and other	242	252	253	(4.0)%	(0.4)%

Total net revenue	$1,114	$1,040	$1,026	7.1%	1.4%
Earnings from operations	118	41	91	187.8%	(54.9)%
Operating margin	10.6%	3.9%	8.9%	6.7 points	(5.0 points)

Net Revenue

      The increase in net revenue for 2001 compared to 2000 was the result of increased sales of our products in the life sciences market moderated by decreased sales of our products in our traditional chemical and petrochemical markets. Net revenue from products including liquid chromatography equipment, bioanalyzers and microarrays grew more than 19.6 percent in 2001 compared to 2000. Net revenue growth in 2000 as compared to 1999, was essentially flat as our products sold to the pharmaceutical and life sciences markets was partially offset by weakness in our traditional chemical and environmental markets. New product releases contributed to increased sales of our liquid chromatography and mass spectrometry products. Services and other revenue decreased slightly in 2001 compared to 2000 while it was flat in 2000 compared to 1999.

Costs and Expenses

      The following table shows the percentage point increase and decrease in our chemical analysis business costs and expenses as a percentage of its net revenue for 2001, 2000 and 1999.

	2001 over 2000	2000 over 1999
Increase/(decrease) as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products and services	(0.5)	0.9
Research and development	(1.0)	2.4
Selling, general and administrative	(5.1)	1.6

      Cost of products and services as a percentage of net revenue was relatively flat in 2001 compared to 2000. Additional depreciation expense related to increased spending in manufacturing capacity for microarrays was offset by cost controls and improved operational efficiencies. The increase in 2000 compared to 1999 was primarily due to start-up costs for life sciences products.

      The decrease in selling, general and administrative expenses as a percentage of net revenue for 2001 compared to 2000 reflected our efforts to reduce cost structures and discretionary expenses. In 2000, the increase resulted primarily from increased life sciences research and development activities, higher infrastructure costs and branding expenses relating to operating on our own.

Earnings from Operations

      The increase in earnings from operations in 2001 compared to 2000 was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising out of manufacturing centralization efforts begun in fiscal 2000 and increased volumes contributed to the increase. The decrease in earnings from operations in 2000 compared to 1999 was primarily due to higher infrastructure costs and branding expenses related to the costs of operating on our own as well as planned research and development in life sciences to launch new products.

Healthcare Solutions — Discontinued Operations

      Our healthcare solutions business has been classified as a discontinued operation. The table below shows the results of our healthcare solutions business before general overhead allocations and net of the costs of divestiture. Results for the year ended October 31, 2001 include operations from November 1, 2000 to May 31, 2001, the measurement date in accordance with APB 30. The net loss from discontinued operations of $58 million for the two-month period following our May 31, 2001 measurement date has been included in the gain from sale of discontinued operations. The after-tax gain resulting from the sale of our healthcare solutions business including this loss was $646 million.

      The following table shows the detailed results of operations of our discontinued healthcare solutions business for 2001, 2000 and 1999. These results are also included in our condensed consolidated statement of earnings as net earnings from discontinued operations for the years ended 2001, 2000 and 1999.

	Years Ended October 31,

	2001(a)	2000	1999

	(In millions)
Net revenue	$765	$1,412	$1,501
Costs and expenses	747	1,283	1,182

Earnings from discontinued operations	18	129	319
Other income (expense), net	3	17	5

Earnings from discontinued operations before taxes	21	146	324
Provision for taxes	15	61	118

Net earnings from discontinued operations	$6	$85	$206

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

Financial Condition

Liquidity and Capital Resources

      Our financial position remained strong at October 31, 2001, with cash and cash equivalents of $1,170 million.

      Cash usage from our continuing operations was $114 million in 2001. We generated cash from continuing operations of $536 million in 2000 compared to $341 million in 1999. In 2001, accounts payable used cash of $480 million and income tax payable used cash of $472 million offset by a decrease in outstanding accounts receivable totaling $933 million. In 2000 and 1999, cash from continuing operations was primarily a result of net earnings. In addition, lower cash from continuing operations in 1999 resulted from a significant increase in accounts receivable due to particularly strong shipments in October 1999.

      Net cash utilized for investing activities was $1,365 million for 2001 compared to $1,062 million for 2000 and $336 million for 1999. In all periods, capital expenditures for property, plant and equipment and business acquisitions, partially offset by proceeds from divestitures and the disposal of excess, unused or retired assets constituted substantially all of our cash used in investing activities. We used $904 million for acquiring several businesses and $881 million for investments in property, plant and equipment in 2001. We used $634 million in 2000 to pay for the first and second installments of the purchase of Yokagawa’s minority interest in Agilent Technologies Japan, Ltd. along with investments in several other companies. We purchased the remaining 4.2 percent of Agilent Technologies Japan, Ltd.’s shares owned by Yokogawa in January 2001. HP provided the funding for the entire Yokogawa transaction in November 1999. In 2001, we sold the remaining portion of our portfolio of lease assets to Tyco Capital. Net proceeds from these sales transactions were $287 million.

      We have two revolving credit facilities with no outstanding balances at the end of 2001. Those facilities are a $250 million facility that terminates on November 5, 2005 and a 364-day $250 million facility that terminated on November 2, 2001. In November 2001, we extended the latter facility to November 1, 2002. As of November 19, 2001, the revolving credit facilities were amended to reflect new debt covenants. In addition to these committed facilities, we have access to uncommitted credit lines through our banking partners.

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. for a total purchase price of $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted.

      In February 2001, we sold surplus land in San Jose, California for $287 million, net of transaction costs. In August 2001, we invested in the leasehold of several municipal properties in southern California for a total value of $289 million.

      On August 1, 2001 we completed the sale of our healthcare solutions business to Philips and received approximately $1.6 billion in cash at that time. We have subsequently received approximately $80 million in proceeds relating to the sale. Cash flows from discontinued operations include the proceeds from the sale and cash used in the operations of the healthcare solutions business during the year up until the date of sale.

      On November 27, 2001, we announced the closing of a private offering of $1.15 billion aggregate principal amount of 3 percent senior convertible debentures due 2021. We intend to use the net proceeds of the offering for working capital and general corporate purposes, and to fund potential acquisitions and restructuring costs. The debentures are convertible into our common stock at a conversion price of $32.22 per share. The debentures are redeemable at our option beginning in December 2004, and holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016.

      Prior to November 1, 1999, cash receipts associated with our businesses were transferred to HP on a daily basis and HP provided funds to cover our disbursements. Accordingly, we reported no cash or cash equivalents at October 31, 1999 and 1998. In accordance with our separation agreement with HP, as of November 1, 1999, HP retained some of our assets and liabilities and transferred to us some of the assets and liabilities related to its business. In November and December 1999, HP made cash payments to us totaling $1.3 billion to fund our working capital and other needs of our operations as a separate, stand-alone entity. In addition, HP transferred approximately $0.5 billion to fund our acquisition of Yokogawa’s 25 percent minority interest in Agilent Technologies Japan, Ltd. The net proceeds of our initial public offering of $2.1 billion were received in November 1999 and immediately distributed to HP as a dividend.

      Of the total $1.8 billion received from HP, $1.1 billion was classified as net cash provided by financing activities and $0.7 billion was classified among several categories as net cash provided by operating activities in the consolidated statement of cash flows for the year ended October 31, 2000.

      Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. We believe that cash on hand plus the proceeds from our bond offering will be sufficient to satisfy our working capital, capital expenditure, research and development and restructuring requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure that additional financing, if needed, will be available on favorable terms.

Factors That May Affect Future Results

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

      The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries are currently in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the erosion of average selling prices.

      We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may exacerbate this downturn or cause it to linger. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price. In addition, we may be required to secure additional debt or equity financing, and we cannot assure you that such financing will be available when required on acceptable terms.

The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

      Our semiconductor and test and measurement businesses have been experiencing lower revenues due to decreased or cancelled customer orders. Orders for our products and services have decreased in five of the past six quarters. To scale back our operations and decrease our expenses in response to this decrease in demand for our products and services and decrease in our revenue, we have reduced our workforce, frozen hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also have initiated short-term facility closures to reduce production levels.

      Earlier this year we announced our plan to reduce our workforce by approximately 4,000 people, or about 9 percent, by the middle of 2002. In addition, from May 1 to October 31 of this year, we instituted a 10 percent reduction in pay applicable to all employees globally, wherever legally permissible. The reduction in pay took effect via a 10 percent reduction in hours for certain employees, in accordance with local law. On November 15, 2001, we announced that we intend to further reduce our workforce by approximately 4,000 people. We also announced that we would reinstate the 10 percent pay reduction for approximately 2,000 of our senior managers starting from the first quarter fiscal 2002 and that we would effectively reduce the salaries of our other employees by 5 percent, wherever legally permissible, effective February 2002. In addition to these measures, we are continuing our initiatives to streamline our operations.

      There are several risks inherent in our efforts to transition to a new cost structure. These include the risk that we will not be able to reduce expenditures quickly enough to restore profitability and may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

As demand for our products does not match our manufacturing capacity, our earnings may continue to suffer.

      Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the recent decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our earnings. Conversely, if during a market upturn, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Failure to adjust our orders for parts due to changing market conditions could adversely affect our earnings.

      Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001 we incurred a charge of approximately $459 million for inventory-related charges. If the demand for our products continues to decrease, we may experience an excess of parts again and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our parts supply quickly enough to meet increasing demand for our products. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the debentures.

      Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our products has decreased in recent periods, our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. The reduction in the backlog of our orders also has significantly affected our ability to efficiently plan production and inventory levels, which has led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of a revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

We are in the process of implementing new information systems, and problems with the redesign and implementation of these new systems could interfere with our operations.

      We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that we created when we were a part of Hewlett-Packard. We may not be successful in implementing these new systems and transitioning data. As a part of this effort, we are implementing new enterprise resource planning software applications to manage our business operations. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our legacy or new information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our business.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

      We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs;

•	innovate and develop new technologies, services and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes on time;

•	differentiate our offerings from our competitors’ offerings;

•	price our products competitively; and

•	anticipate our competitors’ announcements of new products, services or technological innovations.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

      Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

      The terrorist attacks on September 11, 2001 and the U.S. and international response could exacerbate these risks. For example, there may be an increased risk of political unrest in regions such as Southeast Asia, where we have significant manufacturing operations. This could disrupt our ability to manufacture products or important parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations for continued

manufacture and assembly. Any such delay or interruption could have an adverse effect on our results of operations.

Our business will suffer if we are not able to retain and hire key personnel.

      Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Although the labor market has changed dramatically within the past year, and our attrition rate has dropped, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

      In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	the retention of key employees;

•	the management of facilities and employees in separate geographic areas;

•	the retention of key customers; and

•	the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

      A successful divestiture depends on various factors, including our ability to:

•	effectively transfer liabilities, contracts, facilities and employees to the purchaser;

•	identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and

•	reduce fixed costs previously associated with the divested assets or business.

      All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

If sales of custom integrated circuits to Hewlett-Packard decline, our semiconductor products revenue will suffer, and we are limited in our ability to sell these integrated circuits to other companies.

      Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the twelve months ended October 31, 2001, Hewlett-Packard accounted for approximately 6.8 percent of our total net revenue and approximately 30.7 percent of our semiconductor products business’ net revenue.

      We have a license agreement with Hewlett-Packard that covers integrated circuit technology used in custom integrated circuits for Hewlett-Packard’s printers, scanners and computers. The license agreement provides that, until November 2002 in some cases and until November 2009 in other cases, we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

      Although we have entered into a supply agreement for the sale to Hewlett-Packard of custom integrated circuits used in printers, scanners and computers, the agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. In the event that Hewlett-Packard reduces its purchases of our custom integrated circuits, we would be unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers.

We may face significant costs in order to comply with laws and regulations regarding the manufacture, processing, and distribution of chemicals, or regarding notification about chemicals, and if we fail to comply, we could be subject to civil or criminal penalties or be prohibited from distributing our products.

      Some of our chemical analysis business’ products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the United States Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved.

      Some of our properties are undergoing remediation by Hewlett-Packard for subsurface contaminations that were known at the time of our separation from Hewlett-Packard. Hewlett-Packard has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, Hewlett-Packard will have access to our properties to perform remediation. While Hewlett-Packard has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Hewlett-Packard will fulfill its indemnification or remediation obligations.

      We have agreed to indemnify Hewlett-Packard for any liability associated with contamination from past operations at all other properties transferred from Hewlett-Packard to us other than those properties currently undergoing remediation by Hewlett-Packard. While we are not aware of any material liabilities associated with existing subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

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

      Our businesses are subject to various significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

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

We are subject to laws and regulations governing government contracts, and our failure to address these laws and regulations or comply with government contracts could harm our business.

      We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

      Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

      Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations.

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

      We often rely on licenses of intellectual property useful for our businesses. We cannot assure you that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses has changed as a result of our separation from Hewlett-Packard. In the past, as a part of Hewlett-Packard, we benefited from our access to Hewlett-Packard’s entire intellectual property portfolio when asserting counterclaims and negotiating cross-licenses with third parties. Our current patent cross-license agreement with Hewlett-Packard gives us only a limited right to sublicense a portion of Hewlett-Packard’s intellectual property portfolio. Accordingly, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have sublicensed Hewlett-Packard’s entire intellectual property portfolio. Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

      Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

      Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

      We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

      Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and Agilent Laboratories in California and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. We self-insure against such losses and do not carry catastrophic insurance policies to cover potential losses resulting from earthquakes.

Periodic power supply problems in California could harm our business.

      Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. California has experienced periodic power shortages. Power outages could cause disruptions to our operations and the operations of our suppliers, distributors, resellers and customers. We self-insure against such disruptions and do not carry catastrophic insurance policies to cover potential losses resulting from power shortages or outages. In addition, California has recently experienced rising energy costs that could negatively impact our results.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. Our exposure to exchange rate risks has been managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and loses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative or trading purposes.

      We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2001 and 2000, the analysis indicated that theses hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

      The Financial Statements appear in Item 14 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding our directors appears under “Election of Directors” on pages 7-9 of our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held February 22, 2002. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.     Executive Compensation

      Information about compensation of our named executive officers appears under “Executive Compensation” on pages 12-21 of the Proxy Statement. Information about compensation of our directors appears under “Director Compensation Arrangements and Stock Ownership Guidelines” on page 6 of the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership of certain beneficial owners and management appears under “Common Stock Ownership of Certain Beneficial Owners and Management” on pages 10-12 of the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 13.     Certain Relationships and Related Transactions

      None.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.     Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

      (i) Form 8-K dated August 15, 2001 reporting under Item 2 “Acquisition or Disposition of Assets” the completion of the sale of Agilent’s Healthcare Solutions Group (“HSG”) to Koninklijke Philips Electronics N.V. (“Philips”). Also reporting under Item 7 “Financial Statements and Exhibits” pro forma financial information, agreements and a press release relating to the sale of HSG to Philips

      (ii) Form 8-K dated August 22, 2001 reporting under Item 5 “Other Events” Agilent’s third quarter results.

STATEMENT OF MANAGEMENT RESPONSIBILITY

      Agilent Technologies’ management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain estimates and judgments made by management.

      Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is continuously monitored by direct management review and by internal auditors who conduct audits throughout the company. We select and train qualified people who are provided with and expected to adhere to Agilent Technologies’ standards of business conduct. These standards, which set forth strong principles of business ethics and conduct, are a key element of our control system.

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

Edward W. Barnholt President and Chief Executive Officer	Adrian T. Dillon Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in the notes to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changed its method of revenue recognition as of November 1, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

November 15, 2001,
except for Note 19 which is as of November 27, 2001

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF EARNINGS

	Years Ended October 31,

	2001	2000	1999

	(In millions, except per
	share amounts)
Net revenue:
Products	$7,485	$8,299	$5,895
Services and other	911	1,062	935

Total net revenue	8,396	9,361	6,830

Costs and expenses:
Cost of products	4,664	4,143	3,098
Cost of services and other	502	592	529

Total costs	5,166	4,735	3,627
Research and development	1,349	1,129	879
Selling, general and administrative	2,659	2,573	1,902

Total costs and expenses	9,174	8,437	6,408

(Loss) earnings from operations	(778)	924	422
Other income (expense), net	301	94	41

(Loss) earnings from continuing operations before taxes	(477)	1,018	463
(Benefit) provision for taxes	(71)	346	157

(Loss) earnings from continuing operations	(406)	672	306
Net earnings from discontinued operations (net of taxes of $15 million, $61 million and $118 million in 2001, 2000 and 1999, respectively)	6	85	206
Gain from sale of discontinued operations (net of taxes of $422 million)	646	—	—

Earnings before cumulative effect of changes in accounting principles	246	757	512
Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	(25)	—	—
Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	(47)	—	—

Net earnings	$174	$757	$512

Net earnings per share — Basic:
(Loss) earnings from continuing operations	$(0.89)	$1.49	$0.81
Net earnings from discontinued operations	0.01	0.19	0.54
Gain from sale of discontinued operations	1.41	—	—
Cumulative effect of adopting SFAS No. 133	(0.05)	—	—
Cumulative effect of adopting SAB 101	(0.10)	—	—

Net earnings	$0.38	$1.68	$1.35

Net earnings per share — Diluted:
(Loss) earnings from continuing operations	$(0.89)	$1.48	$0.81
Net earnings from discontinued operations	0.01	0.18	0.54
Gain from sale of discontinued operations	1.41	—	—
Cumulative effect of adopting SFAS No. 133	(0.05)	—	—
Cumulative effect of adopting SAB 101	(0.10)	—	—

Net earnings	$0.38	$1.66	$1.35

Average shares used in computing net earnings per share:
Basic	458	449	380
Diluted	458	455	380

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,

	2001	2000

	(In millions,
	except par value
	and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$996
Accounts receivable, net	977	1,938
Inventory	1,491	1,610
Net investment in lease receivable	237	—
Other current assets	924	595

Total current assets	4,799	5,139
Property, plant and equipment, net	1,848	1,685
Goodwill and other intangible assets, net	1,070	467
Other assets	269	442
Net investment in discontinued operations	—	597

Total assets	$7,986	$8,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386	$857
Notes payable and short-term borrowings	6	110
Employee compensation and benefits	576	679
Deferred revenue	279	322
Other accrued liabilities	755	695

Total current liabilities	2,002	2,663
Other liabilities	325	402
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $.01 par value; 2 billion shares authorized; 461 million shares at October 31, 2001 and 454 million shares at October 31, 2000 issued and outstanding	5	5
Additional paid-in capital	4,723	4,508
Retained earnings	931	757
Accumulated comprehensive loss	—	(5)

Total stockholders’ equity	5,659	5,265

Total liabilities and stockholders’ equity	$7,986	$8,330

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,

	2001	2000	1999

	(In millions)
Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(478)	$672	$306
Adjustments to reconcile net (loss) earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	734	460	440
Inventory-related charges	459	70	105
Deferred taxes	(94)	(59)	(12)
Non-cash restructuring and asset impairment charges	161	8	51
Gain on sale of assets	(315)	(29)	—
Gain on divestitures	(132)	(123)	(50)
Adoption of SFAS No. 133	41	—	—
Changes in assets and liabilities:
Accounts receivable	933	(697)	(297)
Inventory	(373)	(431)	(151)
Accounts payable	(480)	356	75
Accrued compensation and benefits	(145)	149	(22)
Income taxes payable	(472)	235	—
Other current assets and liabilities	(8)	4	(41)
Other long-term assets and liabilities	55	(79)	(63)

Net cash (used in) provided by operating activities	(114)	536	341

Cash flows from investing activities:
Investments in property, plant and equipment	(881)	(803)	(429)
Dispositions of property, plant and equipment
Land sale	287	—	—
Equipment lease portfolio sale	287	234	—
Other	59	99	71
Net investment in lease	(289)	—	—
Sale of equity investments	74	60	—
Purchase of equity investments	(27)	(32)	—
Acquisitions, net of cash acquired	(904)	(634)	(55)
Proceeds from dispositions	13	—	71
Other, net	16	14	6

Net cash used in investing activities	(1,365)	(1,062)	(336)

Cash flows from financing activities:
IPO proceeds	—	2,068	—
IPO proceeds transferred to Hewlett-Packard	—	(2,068)	—
Issuance of common stock under employee stock plans	150	84	—
Net (payments) proceeds from notes payable and short-term borrowings	(113)	110	—
Financing from (transfer to) Hewlett-Packard	—	1,081	(152)

Net cash provided by (used in) financing activities	37	1,275	(152)

Net proceeds and cash provided by discontinued operations	1,616	247	147
Change in cash and cash equivalents	174	996	—

Cash and cash equivalents at beginning of year	996	—	—

Cash and cash equivalents at end of year	$1,170	$996	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock

	Number		Additional	Stockholder’s		Other
	of	Par	Paid-in	Net	Retained	Comprehensive
	Shares	Value	Capital	Investment	Earnings	Loss	Total

	(In millions, except number of shares in thousands)
Balance as of October 31, 1998	—	$—	$—	$3,022	$—	$—	$3,022
Net earnings	—	—	—	512	—	—	512
Net cash transfers to Hewlett- Packard Company	—	—	—	(152)	—	—	(152)
Transfer to common stock and additional paid-in capital	380,000	4	3,378	(3,382)	—	—	—

Balance as of October 31, 1999	380,000	4	3,378	—	—	—	3,382
Components of comprehensive income:
Net earnings	—	—	—	—	757	—	757
Unrealized loss on investment, net of tax	—	—	—	—	—	(5)	(5)

Total comprehensive income							752

Shares issued in the IPO	72,000	1	2,067	—	—	—	2,068
Proceeds from IPO transferred to Hewlett-Packard	—	(1)	(2,067)	—	—	—	(2,068)
Shares issued for employee benefit plans and other	1,976	1	109	—	—	—	110
Cash funding from Hewlett-Packard	—	—	1,858	—	—	—	1,858
Transfer of net assets to Hewlett-Packard	—	—	(853)	—	—	—	(853)
Tax benefit associated with stock option exercises	—	—	16	—	—	—	16

Balance as of October 31, 2000	453,976	5	4,508	—	757	(5)	5,265
Components of comprehensive income:
Net earnings	—	—	—	—	174	—	174
Reclassification adjustment relating to warrants	—	—	—	—	—	22	22
Reclassification adjustment relating to derivatives	—	—	—	—	—	(6)	(6)
SFAS No. 133 cumulative transition adjustment	—	—	—	—	—	6	6
Change in unrealized loss on investment, net of tax	—	—	—	—	—	(24)	(24)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	7	7

Total comprehensive income							179

Shares issued for employee benefit plans and other	5,594	—	150	—	—	—	150
Issuance of common shares and options for acquisitions	1,461	—	70	—	—	—	70
Other additional paid in capital	—	—	(5)	—	—	—	(5)

Balance as of October 31, 2001	461,031	$5	$4,723	$—	$931	$—	$5,659

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview and Basis of Presentation

      Agilent Technologies, Inc. (Agilent), incorporated in Delaware in May 1999, is a global technology leader in communications, electronics and life sciences. Prior to Agilent’s initial public offering of 15.9 percent of its stock in November 1999, Agilent was a wholly-owned subsidiary of Hewlett-Packard Company (“HP”). HP distributed the remaining 84.1 percent of Agilent’s stock to its stockholders on June 2, 2000 in the form of a stock dividend.

      On August 1, 2001 Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. The results of the healthcare solutions business are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 3 “Discontinued Operations”.

      Agilent’s fiscal year end is October 31. Unless otherwise stated, all years and dates refer to Agilent’s fiscal year.

      The consolidated 1999 financial information was prepared using HP’s historical bases in the assets and liabilities and the historical results of operations of Agilent. Agilent began accumulating retained earnings on November 1, 1999.

2.     Summary of Significant Accounting Policies

      Basis of presentation. The accompanying financial data has been prepared by Agilent pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain amounts in the consolidated balance sheet, statement of earnings and statement of cash flows for 2000 and 1999 have been reclassified to conform to the presentation in 2001.

      Principles of consolidation. The consolidated financial statements include the accounts of Agilent and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Agilent’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Revenue recognition. Revenue from product sales, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, revenue for the entire arrangement is recognized once the installation is complete, unless the installation is considered to be a separate element, in which case the revenue relating to installation is deferred. Provisions are established for estimated costs that may be incurred for product warranties. Revenue from services, including operating leases, is recognized over the contractual period or as services are rendered and accepted by the customer.

      Shipping and handling costs. Agilent’s shipping and handling costs charged to its customers are included in net revenue and the associated expense is recorded in total costs for all periods presented.

      Goodwill and purchased intangible assets. Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to ten years. Goodwill

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from acquisitions completed after June 30, 2001 has not been amortized in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

      Advertising. Advertising costs are expensed as incurred and amounted to $115 million in 2001, $178 million in 2000, and $117 million in 1999.

      Taxes on earnings. Income tax expense is based on earnings before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Prior to June 3, 2000, Agilent’s operating results were included in HP’s consolidated U.S. and state income tax returns and in tax returns of certain HP foreign subsidiaries. The provision for taxes in Agilent’s consolidated financial statements for 1999 was determined on a separate return basis.

      Net (loss) earnings per share. Basic net (loss) earnings per share is computed by dividing net (loss) earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net (loss) earnings per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. Diluted net loss per share for 2001 excludes the potentially dilutive effect of common stock equivalents as their effect is antidilutive.

      Cash and cash equivalents. Agilent classifies investments as cash equivalents if their original maturity is three months or less. Cash equivalents are stated at cost, which approximates fair value.

      Fair value of financial instruments. The carrying values of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

      Concentration of credit risk. Agilent sells the majority of its products through its direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2001 and 2000. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Agilent’s customer base and their dispersion across many different industries and geographies. Agilent performs ongoing credit evaluations of its customers’ financial condition, and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

      Derivative instruments. Agilent enters into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated foreign currency sales and assets and liabilities that are denominated in currencies other than the U.S. dollar. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within three to six months. Agilent does not use derivative financial instruments for speculative or trading purposes.

      When hedging sales-related exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, allowing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. When hedging balance sheet exposure, realized gains and losses on foreign exchange

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts are recognized in other income (expense), net in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

      Agilent may also, from time to time, acquire warrants to purchase securities of other companies as part of strategic relationships.

      Inventory. Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

      Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is provided using accelerated methods, principally over fifteen to forty years for buildings and improvements and three to ten years for machinery and equipment, including equipment leased to customers under operating leases. Depreciation of leasehold improvements is provided using the straight-line method over the life of the asset or the term of the lease or the asset, whichever is shorter.

      Capitalized software. Agilent capitalizes certain internal and external costs incurred to acquire or create internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software is included in property, plant, and equipment under machinery and equipment and is amortized over its useful life when development is complete.

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

      Foreign currency translation. Agilent uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue which are remeasured at historical exchange rates. Revenue and expenses are generally translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in consolidated net earnings. The effect of foreign currency exchange rate fluctuations on Agilent’s cash and cash equivalents denominated in foreign currencies was not material.

      Recent accounting pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combination” and SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result of SFAS No. 141, all acquisitions completed after June 30, 2001 are accounted for using the purchase method of accounting. The adoption of SFAS No. 141 had no material impact on Agilent’s consolidated financial statements. Agilent plans to adopt SFAS No. 142 in the first quarter of 2003. SFAS No. 142 requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. Until Agilent adopts the new standard, Agilent will continue to amortize goodwill existing at June 30, 2001 and to test all goodwill for impairment using the current method, that uses an undiscounted cash flow test. After adoption, Agilent will stop amortizing all goodwill

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and will begin to test goodwill for impairment pursuant to SFAS No. 142, that applies a fair-value-based test. Agilent is assessing the further impacts of SFAS No. 142 on its consolidated financial position and results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Agilent will be required to adopt SFAS No. 144 no later than fiscal year 2003. Agilent is currently assessing the impact of SFAS No. 144 and does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

3.     Discontinued Operations

      On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to Agilent on August 1, 2001, with further payments to follow pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001 (collectively, the “Asset Purchase Agreement”). The total purchase price is subject to adjustment based on the determination of the final purchased net assets and Agilent’s performance of certain services for Philips. Since August 1, 2001 Agilent has received approximately $80 million of the $100 million purchase price holdback in additional proceeds from Philips. Agilent expects to receive the remaining proceeds in 2002.

      Agilent’s consolidated financial statements reflect its healthcare solutions business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of Agilent’s healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to Agilent’s three remaining reporting segments. Agilent recorded an after-tax gain of $646 million as a result of this transaction. Agilent does not expect material adjustments to the gain when the determination of the final purchased net assets and the performance of certain services are complete.

      The following table shows the results of operations of Agilent’s healthcare solutions business.

	Years Ended October 31,

	2001(a)	2000	1999

	(In millions)
Net revenue	$765	$1,412	$1,501
Costs and expenses	747	1,283	1,182

Earnings from discontinued operations	18	129	319
Other income (expense), net	3	17	5

Earnings from discontinued operations before taxes	21	146	324
Provision for taxes	15	61	118

Net earnings from discontinued operations	$6	$85	$206

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the components of the gain on sale of discontinued operations.

2001

(In millions)
Proceeds not subject to contingency	$1,771
Book value of assets and liabilities sold	(495)
Book value of assets and liabilities written off	(98)
Net loss from operations post-measurement date	(58)
Costs of disposition	(52)

Gain on sale before taxes	1,068
Taxes	(422)

Gain from sale of discontinued operations, net of taxes	$646

      The following table shows the component assets and liabilities of Agilent’s net investment in discontinued operations.

October 31,
2000

(In millions)
Current assets	$516
Property, plant and equipment, net	56
Goodwill and other intangible assets, net	90
Other assets	30
Current liabilities	(95)

Net investment in discontinued operations	$597

      Certain notes to these consolidated financial statements have been restated to reflect Agilent’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

4.     Acquisitions and Dispositions

      On January 5, 2001, Agilent acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted. Using the purchase method of accounting, the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million is being amortized over 3 years. The net book value of goodwill associated with this acquisition at October 31, 2001 was $432 million. OSI is a leading provider of next-generation operations-support-system software for communications service providers and has become part of Agilent’s test and measurement business.

      In July 1999, HP entered into an agreement with Yokogawa Electric Corporation (“Yokogawa”) to acquire Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In the initial step, which occurred in January 2000, Agilent purchased approximately 10.4 percent of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, Agilent purchased approximately 10.4 percent of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. In January 2001, Agilent completed its acquisition of Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. by purchasing the remaining 4.2 percent interest for approximately

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$99 million. Of the total purchase price, $243 million was allocated to tangible assets and $278 million was attributed to goodwill which is being amortized over 10 years. The remaining net book value of goodwill associated with this acquisition was $240 million at October 31, 2001.

      In addition to the OSI and Yokogawa acquisitions, Agilent acquired several other companies during 2001, 2000, and 1999 which were not significant to its consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible and identifiable intangible assets and liabilities based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant. Goodwill is amortized on a straight-line basis over its estimated economic life, generally three to five years except as noted above.

      The net book value of goodwill and other intangible assets was $1.1 billion at October 31, 2001 and $467 million at October 31, 2000.

      Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

      Dispositions. In the fourth quarter of 2000, Agilent entered into an asset purchase agreement with Tyco Capital Corporation (“Tyco Capital”) pursuant to which Agilent has sold them substantially all of its leasing portfolio (“Tyco Capital sale”) over the course of the last five quarters. The impact on Agilent’s consolidated cash flows and results of operations of the lease portfolio sale is shown below.

	Year Ended	Year Ended
	October 31,	October 31,
	2001	2000

Net proceeds from Tyco Capital sale	$287	$234
Product revenue	$254	$197
Cost of products	$131	$83

      Agilent also entered into a vendor financing arrangement with Tyco Capital whereby Tyco Capital will provide equipment financing and leasing services to Agilent’s customers on a global basis. This agreement has been in place since the fourth quarter of 2000.

      In addition to the Tyco Capital sale and the sale of the healthcare solutions business, Agilent sold assets related to portions of its businesses to third parties during 2001, 2000, and 1999. Gross proceeds from these dispositions were $13 million in 2001, immaterial in 2000, and $71 million in 1999. Gains from the dispositions, included in other income (expense), net, in the consolidated statement of earnings, were $9 million in 2001, immaterial in 2000, and $50 million in 1999.

5.     Adoption of SAB 101

      In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of 2001, Agilent adopted SAB 101 retroactive to the beginning of the fiscal year. The cumulative effect of the adoption resulted in a charge to fiscal 2001 net earnings of $47 million (net of income taxes of $27 million) or $0.10 per basic and diluted share. As a result of adopting SAB 101, delivery is considered to have occurred when title and risk of loss have transferred to the customer. For the fiscal year ended October 31, 2001, the net impact on 2001 revenues including amounts deferred at October 31, 2001 was an increase of $67 million of revenue and $29 million of cost of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products which were included in the cumulative effect adjustment. The results for the first three quarters of 2001 have been restated in accordance with SAB 101. Pro forma amounts for the periods beginning before November 1, 2000 have not been presented, as the effect of the change could not reasonably be determined.

6.     Financial Instruments

      Effective November 1, 2000, Agilent adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of the derivative instruments are recognized in earnings or stockholders’ equity, depending on the intended use of the instrument.

      If derivative instruments are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in earnings in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. If derivative instruments are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in other comprehensive income, a component of stockholders’ equity. These amounts are reclassified and recognized in earnings when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2001 was not significant.

      Agilent enters into certain foreign exchange contracts, primarily forwards and options, to hedge exposures to changes in foreign currency exchange rates. Agilent does not use derivative financial instruments for speculative or trading purposes.

      Agilent may also, from time to time, invest in warrants to purchase securities of other companies as strategic investments.

      The adoption of SFAS No. 133 on November 1, 2000 resulted in a cumulative pre-tax reduction to income of $41 million ($25 million after tax) and a pre-tax increase in other comprehensive income of $10 million. During the year ended October 31, 2001, pre-tax gains of $6 million were recorded in other income from continuing operations related to the value of derivative transactions. Pre-tax gains of $1 million were recorded in other comprehensive income during 2001 related to derivative instruments. Discontinued operation results for the year ended October 31, 2001 include pre-tax losses of $1 million related to the value of derivative transactions. Net deferred gains and losses of $7 million related to hedging activities reported in accumulated comprehensive loss at October 31, 2001 are expected to be reclassified to earnings within 12 months.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     (Loss) Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

	For the Years Ended
	October 31,

	2001	2000	1999

	(In millions, except per
	share data)
Numerator:
(Loss) earnings from continuing operations	$(406)	$672	$306
Net earnings from discontinued operations, net of taxes	6	85	206
Gain from the sale of discontinued operations, net of taxes	646	—	—

Earnings before cumulative effect of changes in accounting principles	246	757	512
Cumulative effect of adopting SFAS No. 133, net of taxes	(25)	—	—
Cumulative effect of adopting SAB 101, net of taxes	(47)	—	—

Net earnings	$174	$757	$512
Denominators:
Basic weighted average shares	458	449	380
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	6	—

Diluted weighted average shares	458	455	380

      Options to purchase 63.7 million shares of common stock at a weighted average exercise price of $46 per share were outstanding during 2001 but were not included in the computation of diluted net earnings per share because the options were antidilutive for 2001. The options, which expire no later than 2010, were still outstanding at the end of 2001.

      See Note 19 “Subsequent Events” for a discussion of Agilent’s senior convertible debentures, which may be dilutive in 2002.

8.     Supplemental Cash Flow Information

      Cash paid for income taxes in 2001 was $450 million and in 2000 was $546 million. No amounts were paid for income taxes in 1999 as HP made such payments on Agilent’s behalf. Cash paid for interest was $28 million in 2001 and was not material in 2000 and 1999.

      Non-cash transactions in 2001 primarily related to the issuance of common stock under various employee stock plans in the amount of $26 million and acquisitions in the amount of $71 million.

9.     Inventory

	October 31,

	2001	2000

	(In millions)
Finished goods	$400	$356
Work in progress	239	340
Raw materials	852	914

	$1,491	$1,610

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventory-related charges of $459 million and $70 million were recorded in total cost of products in 2001 and 2000, respectively.

10.     Property, Plant and Equipment, Net

	October 31,

	2001	2000

	(In millions)
Land	$148	$155
Buildings and leasehold improvements	1,767	1,556
Machinery and equipment	2,210	2,109

	4,125	3,820
Accumulated depreciation	(2,277)	(2,135)

	$1,848	$1,685

      Agilent has sold substantially all of its portfolio of operating leases to Tyco Capital. See Note 4 “Acquisitions and Dispositions”. Equipment under operating leases was $23 million at October 31, 2001 and $201 million at October 31, 2000 and is included in machinery and equipment. Accumulated depreciation related to equipment under operating leases was $4 million at October 31, 2001 and $49 million at October 31, 2000. At October 31, 2001, minimum future rentals on noncancelable operating leases with original terms of one year or longer were not material.

11.     Taxes on Earnings

      The (benefit) provision for income taxes is comprised of:

	Years Ended October 31,

	2001(a)	2000	1999

	(In millions)
U.S. federal taxes from continuing operations:
Current	$22	$77	$63
Deferred	(105)	(42)	(15)
Non-U.S. taxes from continuing operations:
Current	(38)	310	104
Deferred	20	(18)	3
State taxes from continuing operations, net of federal benefit	(13)	19	2

Total from continuing operations:	$(114)	$346	$157

(a)	The benefit for income taxes on continuing operations in 2001 includes $71 million tax benefit from operations, $16 million tax benefit from adoption of SFAS No. 133 and $27 million tax benefit from adoption of SAB 101.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets, for which no valuation allowance was required, and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,

	2001		2000

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Inventory	$229	$9	$157	$7
Property, plant and equipment	62	6	71	5
Warranty reserves	30	—	34	—
Retiree medical benefits	54	—	70	—
Other retirement benefits	—	44	15	54
Employee benefits, other than retirement	189	4	220	22
Unremitted earnings of foreign subsidiaries	—	203	—	160
Other	135	24	110	19

	$699	$290	$677	$267

      The current portion of the net deferred tax asset is $494 million at October 31, 2001 and $304 million at October 31, 2000 and is included in other current assets.

      Tax benefits of $11 million in 2001 and $16 million in 2000 associated with the exercise of employee stock options were recognized in stockholders’ equity.

      The differences between the U.S. federal statutory income tax rate and Agilent’s effective tax rate are:

	Years Ended October 31,

	2001	2000	1999

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.1	0.7
Lower rates in other jurisdictions, net	6.1	(4.0)	(5.6)
Goodwill	(19.8)	2.0	0.4
Other, net	(4.5)	(1.1)	3.5

	19.0%	34.0%	34.0%

      The domestic and foreign components of earnings from continuing operations before taxes are:

	Years Ended October 31,

	2001	2000	1999

U.S. continuing operations	$(487)	$66	$84
Non-U.S. continuing operations	(105)	952	379

	$(592)	$1,018	$463

      As a result of certain employment and capital investment actions undertaken by Agilent, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for tax years through 2010. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $37 million in 2001, $41 million in 2000, and $31 million in 1999.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Agilent has not provided for U.S. federal income and foreign withholding taxes on $871 million of non-U.S. subsidiaries’ undistributed earnings as of October 31, 2001 because such earnings are intended to be reinvested indefinitely. Where excess cash has accumulated in Agilent’s non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

12.     Restructuring and Asset Impairment

      In 2001, Agilent has taken steps to restructure its businesses as a result of the economic downturn that has impacted many of the markets that Agilent serves. Agilent has announced measures to cut discretionary costs, to reduce the size of its workforce and to reduce the number of sites that Agilent occupies. On August 20, 2001, Agilent announced a plan to reduce its workforce by approximately 4,000, or about nine percent, by the middle of next year. The total cost of this plan is estimated to be $175 million, of which $154 million was recognized this fiscal year. Of this amount, $79 million was included in cost of products and services, $17 million was included in research and development expenses and $58 million was included in selling, general and administrative expenses. As of October 31, 2001, $65 million in severance benefits had been paid and the remainder of the restructuring liability is expected to be utilized during 2002. In the second half of 2001, Agilent reduced its workforce by approximately 3,000 employees.

      In June 2001 Agilent recognized a $74 million asset impairment charge with respect to its decision to cancel the development of a software system for Agilent’s customer support activities. Agilent has entered into an agreement with HP to extend its use of their legacy customer support systems in place of the one that Agilent was developing. The decision to continue the use of HP’s systems enabled Agilent to reduce costs at a critical time, minimize disruption to Agilent’s customers and businesses and to focus on Agilent’s customers’ needs.

      In 1999, Agilent recognized an impairment loss of $51 million related to a building that was under construction to house manufacturing operations for eight-inch CMOS semiconductor wafers. At the time construction was stopped, only the building shell was complete; Agilent concluded that the highest fair value to be realized from this building was based on selling it for use as an office or general use facility.

13.     Stock Based Compensation

      Employee stock purchase plans. Prior to February 2, 2000, virtually all Agilent employees were able to contribute up to ten percent of their base compensation to the quarterly purchase of HP’s common stock under the Hewlett-Packard Stock Purchase Plan (the “HP Plan”). Under the provisions of the HP Plan, employee contributions to purchase shares were partially matched with shares contributed by HP. These matching shares generally vested over two years. After February 2, 2000, Agilent implemented the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “Legacy Plan”) that was similar to the HP Plan and allowed eligible employees to contribute up to ten percent of their base compensation to the purchase of Agilent common stock. Under the provisions of the Legacy Plan, employee contributions were partially matched with shares contributed by Agilent. These matching shares also generally vested over two years. On June 2, 2000, all unvested matching shares of HP stock held by our employees were forfeited and replaced by Agilent common stock of equivalent value. Compensation expense for the matching provision for both the HP Plan and the Legacy Plan was measured using the fair value of shares on the date of purchase by HP for the HP Plan and by Agilent for the Legacy Plan and was recognized by Agilent over the two-year vesting period. Compensation expense under both plans was $28 million in 2001, $34 million in 2000 and $39 million in 1999. The amount in 1999 was allocated from HP. At October 31, 2001, 9,802,100

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Agilent common stock had been authorized for issuance under the Legacy Plan and 3,344,371 of these shares had been issued.

      Effective October 31, 2000, purchases and contributions under the Legacy Plan ceased. All unvested matching shares under the Legacy Plan will maintain their original vesting terms based on the employee’s continued employment with Agilent. Vesting of these matching shares will be completed no later than October 31, 2002.

      Effective November 1, 2000, Agilent adopted a new plan, the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “Agilent 423(b) Plan”). Under the provisions of the Agilent 423(b) Plan, eligible employees may contribute up to 10 percent of their base compensation to purchase shares of Agilent common stock at 85 percent of the lower of the fair market value at the entry date or purchase date as defined by the Agilent 423(b) Plan. As of October 31, 2001, 35,000,000 shares of Agilent common stock were authorized for issuance under the Agilent 423(b) Plan and 1,828,674 of these shares have been issued.

      Incentive compensation plans. Prior to November 1999, certain of Agilent’s employees participated in HP’s stock-based incentive compensation plans under which they received stock options and other equity based awards. On September 17, 1999, Agilent adopted the Agilent Technologies, Inc. 1999 Stock Plan (the “Agilent stock plan”) and subsequently reserved 67,800,000 shares of Agilent common stock for issuance under the plan. Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Agilent stock plan. Options granted under the Agilent stock plan may be either “incentive stock options,” as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of the underlying Agilent stock on the date the stock award is granted.

      At October 31, 2001, shares registered and available for option and restricted stock grants were 19,918,011. In February 2001, Agilent’s shareholders approved an additional 45,000,000 shares to be available for option and restricted stock grants. The stock based compensation expense related to Agilent employees’ discounted options, stock appreciation rights and restricted stock was $8 million in 2001, $24 million in 2000, and was not material in 1999. The amount for 1999 was allocated from HP.

      Effective June 2000, a majority of the HP awards held by Agilent employees were converted to Agilent awards of equivalent value. The conversion of HP options into Agilent options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange is the same, (2) the ratio of the exercise price per option to the market value per option is not reduced, and (3) the vesting provisions and options period of the replacement Agilent options are the same as the original vesting terms and option period of the HP options.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity for the years ended October 31, 2001 and 2000:

		Weighted-
		Average
	Shares	Exercise Price

	(000)
Outstanding options as of November 1, 1999	—	$—
Converted from HP	17,667	31
Granted	30,202	59
Exercised	(645)	23
Cancelled	(1,333)	59

Outstanding as of October 31, 2000	45,891	$48

Granted	20,758	40
Exercised	(1,114)	20
Cancelled	(1,879)	72

Outstanding as of October 31, 2001	63,656	$46

Options exercisable as of October 31, 2000	10,914	$26
Fair market value of options granted and converted during fiscal 2000		$48
Options exercisable as of October 31, 2001	25,196	$40
Fair market value of options granted during fiscal 2001		$45

      The following table summarizes information about all options outstanding at October 31, 2001:

	Options Exercisable

		Weighted-		Options Outstanding
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of Exercise Prices	(000)	Life	Exercise Price	(000)	Exercise Price

$0 - 25	5,824	5.6 years	$14	4,365	$12
$26 - 50	40,032	9.1 years	37	15,593	36
$51 - 75	4,342	9.9 years	61	1,065	62
$76 - 100	13,182	9.4 years	78	4,069	77
$101 and over	276	9.4 years	119	104	119

	63,656		$46	25,196	$40

      Pro forma information. Agilent has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation granted to Agilent employees. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

      Pro forma net earnings and net earnings per share information, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), has been determined as if Agilent had accounted for all employee stock options granted, including shares under the Agilent 423(b) Plan to Agilent employees under SFAS No. 123’s fair value method. The fair value of these options was

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999(1)

Risk-free interest rate for options	4.25%	5.75%	5.53%
Risk-free interest rate for the Agilent 423(b) Plan	3.68-6.04%	—	—
Dividend yield	0%	0%	1.00%
Volatility	77%	67%	30%
Expected option life	5.5 years	7 years	7 years
Expected life for the Agilent 423(b) Plan	6 months-2 years	—	—

(1)	Assumptions for HP Options for the years 1999.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 would have been to reduce Agilent’s reported net earnings by $503 million in 2001 and by $281 million in 2000 and $38 million in 1999. Had compensation expense been recorded by Agilent in accordance with SFAS No. 123, the effect would have been to reduce basic net earnings per share by $1.10 and $0.63 in 2001 and 2000, respectively, and diluted net earnings per share by $1.10 and $0.62 in 2001 and 2000, respectively. In comparison, the effect would have been to reduce both basic and diluted net earnings per share by $0.10 in 1999. These pro forma amounts include amortized fair values attributable to options granted after October 31, 1995 only, and therefore are not representative of future pro forma amounts. These amounts were calculated using all options granted to employees across all segments of Agilent’s business operations.

14.     Retirement Plans and Postretirement Benefits

      General. Substantially all of Agilent’s employees are covered under various Agilent defined benefit and defined contribution plans. Additionally, Agilent sponsors postretirement health care benefits and a death benefit under the Survivor Protection Plan to U.S. employees.

      Sale of healthcare solutions business. In the United States, employees of the healthcare solutions business (“HSG employees”) were offered a choice of terminating and remaining in the Agilent Retirement Plan or terminating and taking a distribution from the Agilent Retirement Plan. In the funded status table below, amounts relating to settlements of HSG employees’ benefit obligations are treated as regular plan payments. Additionally, eligible HSG employees (i.e. those who qualified for retirement on August 1, 2001) were offered an opportunity to elect to receive benefits under the Agilent Continued Group Medical and SeniorMed Program. Generally, outside the United States, subject to local statutory or other practical limitations, HSG employees’ Projected Benefit Obligations — calculated in accordance with the Asset Purchase Agreement — were transferred to Philips along with an equal amount of assets. Amounts reported in this footnote reflect Agilent’s continuing operations excluding the healthcare solutions business, except where noted.

      Spin-off from HP. On or before June 2, 2000, Agilent assumed responsibility for pension, deferred profit-sharing, 401(k) and other post retirement benefits from HP for current and former employees whose last work assignment prior to the distribution date was with Agilent. These current and former employees are collectively referred to as “Agilent Employees.” In the U.S., the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust, was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Group Trust”) and a pro rata share of the assets of the Group Trust were assigned to the Agilent Retirement Plan Trust and the Agilent Deferred Profit-Sharing Trust. Outside the U.S., generally, a pro rata share of the HP pension assets, if any, were transferred or otherwise assigned to the Agilent entity in accordance with local law or practice. The pro rata share was in the same proportion as the projected benefit obligation for Agilent Employees was to the total projected benefit obligation of HP and Agilent combined. For all the periods presented, the consolidated financial statements include the trust assets, liabilities and expenses that were assigned to Agilent.

      Pension and deferred profit-sharing plans. Worldwide pension and deferred profit-sharing costs included in earnings from continuing operations were $106 million in 2001, $69 million in 2000 and $111 million in 1999. The 1999 amount was an allocation from HP.

      U.S. employees who meet eligibility criteria are provided benefits under Agilent’s Retirement Plan (“Retirement Plan”). Defined benefits are generally based on an employee’s average pay during the final five years of employment and length of service. For eligible service through October 31, 1993, the benefit payable under the defined benefit plan is reduced by any amounts due to the eligible employee under Agilent’s fixed and frozen defined contribution deferred profit-sharing plan (“DPSP”), which was closed to new participants in November 1993.

      The combined status of the Retirement Plan and DPSP for U.S. Agilent Employees follows.

	October 31,

	2001	2000

	(In millions)
Fair value of plan assets	$1,717	$2,379
Retirement benefit obligation	$1,968	$2,309

      Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

      Postretirement benefit plans. In addition to receiving pension benefits, eligible Agilent Employees may participate in Agilent’s Continued Group Medical and SeniorMed Program that provides benefits to U.S. retired employees. Substantially all of Agilent’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service.

      401(k) defined contribution plan. Agilent’s U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the “Agilent Savings Accumulation Plan” or “ASAP”), which was established as a supplemental retirement program. Assets and liabilities related to Agilent employees were transferred to Agilent by HP effective June 2, 2000. Beginning February 1, 1998, enrollment in TAXCAP/ ASAP became automatic for employees who meet eligibility requirements unless they decline participation. Under the ASAP program, Agilent matches contributions by employees up to a maximum of 4 percent of an employee’s annual compensation. Prior to November 1, 2000, the maximum combined contribution to the Legacy Plan and ASAP was 25 percent of an employee’s annual eligible compensation subject to certain regulatory and plan limitations. Beginning November 1, 2000, the maximum contribution to the Agilent 423(b) Plan and ASAP was 10 percent and 20 percent, respectively, of an employee’s annual eligible compensation subject to certain regulatory and plan limitations. Agilent’s expense included in earnings from continuing operations related to ASAP was $53 million in 2001, $48 million in 2000 and $44 million in 1999. The 1999 amount was an allocation from HP.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic cost. For the years ended October 31, 2001, 2000 and 1999, net pension and postretirement benefit costs for Agilent are comprised of:

	Pensions

							U.S. Postretirement
	U.S. Plans			Non-U.S. Plans			Benefit Plans

	2001	2000	1999	2001	2000	1999	2001	2000	1999

	(In millions)
Service cost — benefits earned during the period	$87	$74	$72	$44	$51	$54	$13	$10	$10
Interest cost on benefit obligation	41	35	25	42	39	38	24	18	14
Expected return on plan assets	(56)	(51)	(30)	(59)	(58)	(57)	(36)	(33)	(17)
Amortization and deferrals:
Actuarial (gain) loss	(10)	(12)	3	6	(1)	(4)	(18)	(10)	(6)
Transition obligation (asset)	—	(3)	(3)	—	—	—	—	—	—
Prior service cost	1	2	2	1	1	1	—	(4)	(3)

Net plan costs	$63	$45	$69	$34	$32	$32	$(17)	$(19)	$(2)

Curtailment gain	(28)	—	—	(4)	—	—	(7)	—	—
Settlement loss	1	—	—	21	—	—	—	—	—
Other	—	—	—	7	—	—	—	—	—

Total net plan costs	$36	$45	$69	$58	$32	$32	$(24)	$(19)	$(2)

Distribution of net plan costs:
Continuing operations	$32	$40	$62	$55	$29	$29	$(23)	$(17)	$(2)
Discontinued operations	4	5	7	3	3	3	(1)	(2)	—

Total net plan costs	$36	$45	$69	$58	$32	$32	$(24)	$(19)	$(2)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Funded status. As of October 31, 2001 and 2000, the funded status of the defined benefit and postretirement benefit plans is:

			Non-U.S.		U.S.
	U.S. Defined		Defined		Postretirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2001	2000	2001	2000	2001	2000

	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$655	$477	$807	$706	$426	$306
Actual return on plan assets	(164)	172	(64)	99	(108)	110
Employer contributions	1	13	60	84	—	—
Participants’ contributions	—	—	8	7	4	5
Change in population estimate	—	16	—	8	—	15
Benefits paid	(41)	(23)	(10)	(10)	(11)	(10)
Currency impact	—	—	(9)	(87)	—	—
Divestiture of Healthcare Solutions Business	—	—	(60)	—	—	—
Other	—	—	14	—	—	—

Fair value — end of year	$451	$655	$746	$807	$311	$426

Change in benefit obligation:
Benefit obligation — beginning of year	585	434	821	773	317	238
Reclassification of plans	—	—	—	—	—	14
Service cost	87	74	44	51	13	10
Interest cost	41	35	42	39	24	18
Participants’ contributions	—	—	8	—	4	5
Plan amendment	—	—	(17)	—	—	59
Change in population estimate	—	12	—	7	—	5
Actuarial (gain) loss	73	53	4	48	40	(22)
Benefits paid	(41)	(23)	(13)	(10)	(11)	(10)
Currency impact	—	—	(12)	(87)	—	—
Divestiture of Healthcare Solutions Business	(43)	—	(63)	—	(7)	—
Other	—	—	7	—	—	—

Benefit obligation — end of year	$702	$585	$821	$821	$380	$317

Plan assets in excess of (less than) benefit obligation	(251)	70	(75)	(14)	(69)	109
Unrecognized net actuarial (gain) loss	129	(160)	191	102	(102)	(304)
Unrecognized prior service cost (benefit) related to plan changes	8	10	(8)	8	3	3
Unrecognized net transition asset*	—	—	(1)	(1)	—	—

Net prepaid (accrued) costs	$(114)	$(80)	$107	$95	$(168)	$(192)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Non-U.S.		U.S.
	U.S. Defined		Defined		Postretirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2001	2000	2001	2000	2001	2000

	(In millions)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid (accrued) defined benefit plan costs	(114)	(80)	107	86	—	—
Prepaid defined benefit plan costs allocated to discontinued operations	—	—	—	9	—	—
(Accrued) post retirement benefits costs	—	—	—	—	(168)	(192)

Net prepaid (accrued) costs**	$(114)	$(80)	$107	$95	$(168)	$(192)

*	Amortized over periods ranging from 10 to 22 years.

**	The asset and pension obligation amounts that will be transferred to Philips for the sale of Agilent’s healthcare solutions business are subject to final adjustment. The final amounts to be transferred to Philips are not expected to be materially different from the estimated amounts.

      Plan assets consist primarily of listed stocks and bonds.

      Defined benefit plans whose benefit obligations are in excess of the fair value of the plan assets are:

			Non-U.S.
	U.S. Defined		Defined
	Benefit Plans		Benefit Plans
	October 31,		October 31,

	2001	2000	2001	2000

	(In millions)		(In millions)
Aggregate benefit obligation	$(702)	$(50)	$(579)	$(541)
Aggregate fair value of plan assets	$451	—	$483	$506

      The non-current portion of the liability for retirement and post retirement benefits plans is included in other liabilities and totaled $169 million at October 31, 2001 and $221 million at October 31, 2000.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions. The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for Agilent’s defined benefit and postretirement benefit plans are:

	Years Ended October 31,

	2001	2000	1999

U.S. defined benefit plans:
Discount rate	7.0%	7.5%	7.25%
Average increase in compensation levels	5.5%	6.0%	5.0%
Expected long-term return on assets	9.0%	9.0%	9.0%
Non-U.S. defined benefit plans:
Discount rate	2.5 - 6.5%	3.0 - 6.5%	3.3 - 6.0%
Average increase in compensation levels	3.5 - 5.5%	3.5 - 5.5%	3.5 - 5.3%
Expected long-term return on assets	6.5 - 8.5%	6.1 - 8.5%	6.1 - 8.5%
U.S. postretirement benefits plans:
Discount rate	7.0%	7.5%	7.25%
Expected long-term return on assets	9.0%	9.0%	9.0%
Current medical cost trend rate	7.75%	7.75%	8.2%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Medical cost trend rate decreases to ultimate rate in year	2007	2007	2007

      Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates for the year ended October 31, 2001 would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

	(In millions)
Effect on total service and interest cost components	$9	$(7)
Effect on postretirement benefit obligations	$69	$(54)

15.     Notes Payable and Short-term Borrowings

      Notes payable and short-term borrowings. Notes payable and short-term borrowings as of October 31, 2001 consisted of notes payable to banks of $4 million and the current portion of capitalized leases of $2 million dollars. The average interest rate for the notes payable to banks was 9.0 percent. For 2000, notes payable and short-term borrowings consisted of notes payable to banks of $106 million and other short-term debt of $4 million dollars.

      Lines of Credit. Agilent has two revolving credit facilities with no outstanding balances at the end of 2001. Those facilities are a $250 million facility that terminates on November 5, 2005 and a 364-day $250 million facility that terminated on November 2, 2001. In November 2001, Agilent extended the latter facility to November 1, 2002. See Note 19 “Subsequent Events” for changes to debt arrangements after October 31, 2001. In addition to these committed facilities, Agilent has access to uncommitted credit lines through its banking partners.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Commitments

      Operating Lease Commitments: Agilent leases certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under leases at October 31, 2001 were $98 million for 2002, $86 million for 2003, $63 million for 2004, $52 million for 2005, $40 million for 2006 and $105 million thereafter. Certain leases require Agilent to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $100 million in 2001, $69 million in 2000 and $102 million in 1999.

17.     Contingencies

      Agilent is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that Agilent expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows.

18.     Segment Information

      Description of segments. Agilent is a diversified technology company that provides enabling solutions to customers in high growth markets within the communications, electronics, and life science industries. The results of our healthcare solutions business, previously reported as a segment, are disclosed in Note 3 “Discontinued Operations” above.

      Agilent organizes its business operations into three major groups — test and measurement, semiconductor products, and chemical analysis, each of which comprises a reportable segment. The segments were determined based primarily on how management views and evaluates Agilent’s operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining Agilent’s reportable segments.

      Agilent includes the following businesses:

•	test and measurement, which provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices, and software for the design of high-frequency electronic and communications devices and networks. The test and measurement business includes operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

•	semiconductor products, which provides fiber optic communications devices and assemblies, components and integrated circuits for wireless, networking, computing and printing applications, image sensors and general-purpose opto-electronic components; and

•	chemical analysis, which provides analytical instruments, systems and services for chromatography, spectroscopy, bio-instrumentation and consumables.

      Segment revenue and profit. The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, “Summary of Significant Accounting Policies.” In 2000 and 1999, internal revenue and earnings from continuing operations include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external customers.

      A significant portion of the segments’ expenses arise from shared services and infrastructure that Agilent (HP for 1999) has historically provided to the segments in order to realize economies of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scale and to efficiently use resources. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other Agilent corporate (HP in 1999) infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on a basis that Agilent considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. A different result could be arrived at for any segment if costs were specifically identified to each segment.

      In 2001, Agilent’s management changed its measure of the profitability of each of the business segments to exclude goodwill and other intangible amortization and certain non-recurring items included within “Corporate and Other.” Agilent also changed its definition of segment assets to include all assets, including an allocation of assets previously held at corporate. Information provided in respect of prior periods has been restated to reflect these changes.

      The following tables reflect the results of Agilent’s reportable segments under Agilent’s management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics, including (loss) earnings from operations. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.

	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(In millions)
Year Ended October 31, 2001:
Total net revenue	$5,432	$1,850	$1,114	$8,396

Depreciation expense	$198	$149	$33	$380

(Loss) earnings from continuing operations	$(141)	$(183)	$118	$(206)

Year Ended October 31, 2000:
External revenue	$6,108	$2,213	$1,040	$9,361
Internal revenue	—	51	—	51

Total net revenue	$6,108	$2,264	$1,040	$9,412

Depreciation expense	$184	$171	$34	$389

Earnings from continuing operations	$706	$248	$41	$995

Year Ended October 31, 1999:
External revenue	$4,082	$1,722	$1,026	$6,830
Internal revenue	4	40	—	44

Total net revenue	$4,086	$1,762	$1,026	$6,874

Depreciation expense	$202	$177	$38	$417

Earnings from continuing operations	$210	$166	$120	$496

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to Agilent, as Reported

	Years Ended October 31,

	2001	2000	1999

	(In millions)
Net revenue from continuing operations:
Total reportable segments	$8,396	$9,412	$6,874
Elimination of internal revenue	—	(51)	(44)

Total net revenue, as reported	$8,396	$9,361	$6,830

(Loss) earnings from continuing operations before taxes:
Total reportable segments’ earnings from operations	$(206)	$995	$496
Total amortization of goodwill and other non-operational one-time items	(572)	(71)	(74)
Other income (expense), net	301	94	41

Total (loss) earnings from continuing operations before taxes, as reported	$(477)	$1,018	$463

Depreciation and amortization expense:
Total reportable segments depreciation	$380	$389	$417
Corporate amortization expense	354	71	23

Total depreciation and amortization expense, as reported	$734	$460	$440

      Major Customers. No customer represented 10 percent or more of Agilent’s total net revenue in 2001 or 2000. In 1999 HP accounted for approximately 12 percent of Agilent’s total net revenue.

      The equity investment totals disclosed for each segment represent equity method investments directly managed by the segment.

	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(In millions)
As of October 31, 2001:
Assets	$5,310	$1,714	$962	$7,986
Capital expenditures	495	304	82	881
Investment in equity-method investees	21	14	0	35
As of October 31, 2000:
Assets	$4,924	$1,904	$804	$7,632
Capital expenditures	553	203	47	803
Investment in equity-method investees	16	46	20	82
As of October 31, 1999:
Assets	$2,906	$1,098	$601	$4,605
Capital expenditures	281	119	29	429
Investment in equity-method investees	13	15	12	40

      Total segment assets at October 31, 2000 excluded $698 million of assets allocated to the healthcare solutions business which were determined under Agilent’s management reporting system.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net investment in discontinued operations at October 31, 2000 of $597 million was determined using accounting principles generally accepted in the United States of America.

Geographic Information

	United		Rest of the
	States	Japan	World	Total

	(In millions)
Net revenue (based on location of customer):
Year ended October 31, 2001	$3,373	$1,083	$3,940	$8,396
Year ended October 31, 2000	3,992	1,032	4,337	9,361
Year ended October 31, 1999	2,912	759	3,159	6,830
Long-lived assets (all non-current assets):
October 31, 2001	$1,796	$539	$852	$3,187
October 31, 2000	1,316	356	922	2,594
October 31, 1999	878	237	614	1,729

19.     Subsequent Events

      On November 15, 2001, Agilent announced that it would eliminate an additional 4,000 jobs, which is approximately 10 percent of its workforce by the middle of 2002.

      On November 19, 2001, Agilent’s revolving credit agreements were amended. Among other changes, the financial covenants were changed to limit the amount of debt that the company can have relative to the sum of shareholders’ equity and debt, to limit the amount of cash used for future acquisitions and to require certain minimum amounts of earnings before interest, tax, depreciation and amortization on a rolling four-quarter basis.

      On November 27, 2001, Agilent announced the closing of a private offering of $1.15 billion aggregate principal amount of 3 percent senior convertible debentures due 2021. Agilent intends to use the net proceeds of the offering for working capital and general corporate purposes and to fund potential acquisitions and restructuring costs. The debentures are convertible into Agilent’s common stock at a conversion price of $32.22 per share. Consequently Agilent’s future diluted earnings per share may be reduced. The debentures are redeemable at Agilent’s option beginning in December 2004, and holders of the debentures have the ability to require Agilent to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016.

QUARTERLY SUMMARY

	Three Months Ended

	January 31	April 30	July 31	October 31

	(In millions, except per share amounts)
	(Unaudited)
2001
Net revenue
As reported	$2,548	$2,382	$1,806	$1,606
Impact of SAB 101 adjustment	17	24	13	N/A

	$2,565	$2,406	$1,819	$1,606
Total costs
As reported	$1,277	$1,406	$1,146	$1,317
Impact of SAB 101 adjustment	7	11	2	N/A

	$1,284	$1,417	$1,148	$1,317
Earnings (loss) from operations
As reported	$284	$(62)	$(342)	$(692)
Impact of SAB 101 adjustment	10	13	11	N/A

	$294	$(49)	$(331)	$(692)
Earnings (loss) from continuing operations
As reported	$181	$83	$(214)	$(449)
Impact of SAB 101 adjustment	(7)	6	(6)	N/A

	$174	$89	$(220)	$(449)
Net earnings (loss) from discontinued operations	(2)	13	(5)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	646

(Loss) earnings from operations before cumulative effect of changes in accounting principles	172	102	(225)	197
Cumulative effect of adopting SFAS No 133, net of taxes	(25)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(47)	—	—	—

Net earnings (loss)	$100	$102	$(225)	$197

Net earnings per share — Basic:
Earnings (loss) from continuing operations
As reported	$0.39	$0.18	$(0.47)	$(0.98)
Impact of SAB 101 adjustment	(0.01)	0.01	(0.01)	N/A

	0.38	0.19	(0.48)	(0.98)
Net earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	1.41
Cumulative effect of adopting SFAS No. 133, net of taxes	(0.06)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(0.10)	—	—	—

Net earnings (loss)	$0.22	$0.22	$(0.49)	$0.43

Net earnings per share — Diluted:
Earnings (loss) from continuing operations
As reported	$0.38	$0.18	$(0.47)	$(0.98)
Impact of SAB 101 adjustment	(0.01)	0.01	(0.01)	N/A

	0.37	0.19	(0.48)	(0.98)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ D. CRAIG NORDLUND

D. Craig Nordlund
Senior Vice President,
General Counsel and Secretary

Date: January 22, 2002

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

Signature	Title	Date

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	President, Chief Executive Officer and Director (Principal Executive Officer)	1/22/02
Gerald Grinstein	Non-Executive Chairman of the Board of Directors
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	1/22/02
/s/ DOROTHY D. HAYES Dorothy D. Hayes	Vice President and Controller (Principal Accounting Officer)	1/22/02
/s/ JAMES CULLEN James Cullen	Director	1/22/02
/s/ THOMAS E. EVERHART Thomas E. Everhart	Director	1/22/02
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	1/22/02

Signature	Title	Date

/s/ WALTER B. HEWLETT Walter B. Hewlett	Director	1/22/02
/s/ HEIDI KUNZ Heidi Kunz	Director	1/22/02
/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	1/22/02
/s/ A. BARRY RAND A. Barry Rand	Director	1/22/02

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

Exhibit
Number	Description

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of the Company’s S-1.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.
5-8	Not applicable.
9.	None.
10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*
10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*
10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.
10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*
10.6	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*
10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan.*
10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1.
10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001.
10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/ Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.
10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*
10.13	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001).*
10.14	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of November 1, 2001).*
11.1	See Note 7 in Notes to Condensed Consolidated Financial Statements on page 63.
12-15.	Not applicable.
16.	None.
17.	Not applicable.
18.	None.
19-20.	Not applicable.

Exhibit
Number	Description

21.1	Subsidiaries of Agilent Technologies, Inc. as of October 31, 2001.
22.	None.
23.1	Consent of Independent Accountants.
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
25-26.	Not applicable.
27-98.	Not applicable.
99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.