Form 10-K/A
period 2001-10-31
AGILENT TECHNOLOGIES INC
filed 2002-02-01
CIK 1090872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on February 22, 2002, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2001 are incorporated by reference into Part III of this Report	III

EXPLANATORY NOTE

      We are amending our Annual Report on Form 10-K for the year ended October 31, 2001 to include the last page of the Financial Statements and Supplementary Data (the second page of the Quarterly Summary, page 32 in this Amendment). This page was inadvertently omitted in the previously filed Form 10-K.

      We have no further changes to the previously filed Form 10-K. All information in this Form 10-K/A is as of October 31, 2001, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules

None.

3. Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

      (b) Reports on Form 8-K

(i) Form 8-K dated August 15, 2001 reporting under Item 2 “Acquisition or Disposition of Assets” the completion of the sale of Agilent’s Healthcare Solutions Group (“HSG”) to Koninklijke Philips Electronics N.V. (“Philips”). Also reporting under Item 7 “Financial Statements and Exhibits” pro forma financial information, agreements and a press release relating to the sale of HSG to Philips.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	(In millions, except per share amounts)

	(Unaudited)
Net earnings per share — Diluted:
Earnings (loss) from continuing operations
As reported	$0.38	$0.18	$(0.47)	$(0.98)
Impact of SAB 101 adjustment	(0.01)	0.01	(0.01)	N/A

	0.37	0.19	(0.48)	(0.98)
Net earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	1.41
Cumulative effect of adopting SFAS No. 133, net of taxes	(0.06)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(0.10)	—	—	—

Net earnings (loss)	$0.21	$0.22	$(0.49)	$0.43

Average shares used in computing net earnings per share:
Basic	455	456	459	460
Diluted	466	461	459	460
Range of common stock prices on NYSE	$38.06-68.00	$25.00-55.00	$26.20-41.18	$18.00-32.70

2000
Net revenue	$1,851	$2,142	$2,351	$3,017
Total costs	$955	$1,069	$1,189	$1,522
Earnings from operations	$104	$184	$189	$447
Earnings from continuing operations	$88	$140	$143	$301
Net earnings from discontinued operations	$43	$26	$12	$4
Net earnings	$131	$166	$155	$305
Net earnings per share — Basic:
Earnings from continuing operations	$0.20	$0.31	$0.31	$0.66
Net earnings from discontinued operations	$0.10	$0.06	$0.03	$0.01
Net earnings	$0.30	$0.37	$0.34	$0.67
Net earnings per share — Diluted:
Earnings from continuing operations	$0.20	$0.31	$0.31	$0.65
Net earnings from discontinued operations	$0.10	$0.05	$0.03	$0.01
Net earnings	$0.30	$0.36	$0.34	$0.66
Average shares used in computing net earnings per share:
Basic	439	452	453	454
Diluted	440	457	461	462
Range of common stock prices on NYSE	$40.00-79.25	$71.00-159.00	$40.75-100.75	$38.80-63.00

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

By	/s/ MARIE OH HUBER

Marie Oh Huber
Vice President, Assistant General Counsel
and Assistant Secretary

Date: February 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Edward W. Barnholt	President, Chief Executive Officer and Director (Principal Executive Officer)	2/1/02

Gerald Grinstein	Non-Executive Chairman of the Board of Directors

* Adrian T. Dillon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/1/02

* Dorothy D. Hayes	Vice President and Controller (Principal Accounting Officer)	2/1/02

* James Cullen	Director	2/1/02

* Thomas E. Everhart	Director	2/1/02

* Robert J. Herbold	Director	2/1/02

* Walter B. Hewlett	Director	2/1/02

* Heidi Kunz	Director	2/1/02

Signature		Title	Date

* David M. Lawrence, M.D.		Director	2/1/02

* A. Barry Rand		Director	2/1/02

*By:	/s/ MARIE OH HUBER Marie Oh Huber Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of the Company’s S-1.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

Exhibit
Number	Description

5-8	Not applicable.
9.	None.
10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*
10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*
10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.
10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*
10.6	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*
10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan.* Previously filed.
10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1.
10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/ A as filed with the Commission on January 3, 2001.
10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/ Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.
10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*
10.13	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001).* Previously filed.
10.14	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of November 1, 2001).* Previously filed.
11.1	See Note 7 in Notes to Condensed Consolidated Financial Statements on page 15.
12-15.	Not applicable.
16.	None.
17.	Not applicable.
18.	None.
19-20.	Not applicable.
21.1	Subsidiaries of Agilent Technologies, Inc. as of October 31, 2001. Previously filed.
22.	None.
23.1	Consent of Independent Accountants.
24.1	Powers of Attorney. Previously filed.
25-26.	Not applicable.
27-98.	Not applicable.
99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.