Form 10-Q
period 2002-01-31
AGILENT TECHNOLOGIES INC
filed 2002-03-06
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________ TO_________________

COMMISSION FILE NUMBER: 001-15405

AGILENT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0518772 (IRS EMPLOYER IDENTIFICATION NO.)

395 PAGE MILL ROAD, PALO ALTO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94306 (ZIP CODE)

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
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]     NO [  ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT JANUARY 31, 2002 463,859,978 SHARES

AGILENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	January 31,

	2002	2001

Net revenue:
Products	$1,245	$2,321
Services and other	181	244

Total net revenue	1,426	2,565

Costs and expenses:
Cost of products	778	1,095
Cost of services and other	100	127
Research and development	298	322
Selling, general and administrative	692	727

Total costs and expenses	1,868	2,271

(Loss) earnings from operations	(442)	294
Other income (expense), net	19	17

(Loss) earnings from continuing operations before taxes	(423)	311
(Benefit) provision for taxes	(106)	137

(Loss) earnings from continuing operations	(317)	174
Net loss from discontinued operations (net of taxes of $1 million for the three months ended January 31, 2001)	—	(2)
Gain from sale of discontinued operations (net of taxes of $1 million for the three months ended January 31, 2002)	2	—

(Loss) earnings before cumulative effect of changes in accounting principles	(315)	172
Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	(25)
Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	—	(47)

Net (loss) earnings	$(315)	$100

Net (loss) earnings per share — Basic:
(Loss) earnings from continuing operations	$(0.68)	$0.38
Net loss from discontinued operations	$—	$—
Gain from sale of discontinued operations	$—	$—
Cumulative effect of adopting SFAS No. 133	$—	$(0.06)
Cumulative effect of adopting SAB 101	$—	$(0.10)

Net (loss) earnings	$(0.68)	$0.22

Net (loss) earnings per share — Diluted:
(Loss) earnings from continuing operations	$(0.68)	$0.37
Net loss from discontinued operations	$—	$—
Gain from sale of discontinued operations	$—	$—
Cumulative effect of adopting SFAS No. 133	$—	$(0.06)
Cumulative effect of adopting SAB 101	$—	$(0.10)

Net (loss) earnings	$(0.68)	$0.21

Average shares used in computing net (loss) earnings per share:
Basic	463	455
Diluted	463	466

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except par value)

	January 31,	October 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,188	$1,170
Accounts receivable, net	817	977
Inventory	1,382	1,491
Net investment in lease receivable	247	237
Other current assets	833	924

Total current assets	5,467	4,799
Property, plant and equipment, net	1,787	1,848
Goodwill and other intangible assets, net	952	1,070
Other assets	352	269

Total assets	$8,558	$7,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321	$386
Employee compensation and benefits	534	576
Deferred revenue	269	279
Accrued taxes and other accrued liabilities	536	761

Total current liabilities	1,660	2,002

Senior convertible debentures	1,150	—

Other liabilities	353	325

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 125 shares authorized; none issued and outstanding	—	—
Common stock; $.01 par value; 2 billion shares authorized; 464 million shares at January 31, 2002 and 461 million shares at October 31, 2001 issued and outstanding	5	5
Additional paid-in capital	4,779	4,723
Retained earnings	616	931
Accumulated comprehensive income (loss)	(5)	—

Total stockholders’ equity	5,395	5,659

Total liabilities and stockholders’ equity	$8,558	$7,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended
	January 31,

	2002	2001

Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(317)	$102
Adjustments to reconcile (loss) earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	199	134
Inventory related charges	10	30
Deferred taxes	49	11
Non-cash restructuring, asset impairment charges	16	—
Net gain on divestitures and sales of assets	(5)	(32)
Adoption of SFAS No. 133	—	41
Changes in assets and liabilities:
Accounts receivable	162	222
Inventory	91	(329)
Accounts payable	(65)	(166)
Accrued compensation and benefits	(42)	(65)
Income taxes payable	(195)	(36)
Other current assets and liabilities	(22)	(99)
Other long term assets and liabilities	(25)	14

Net cash used in operating activities	(144)	(173)

Cash flows from investing activities:
Investments in property, plant and equipment	(69)	(173)
Dispositions of property, plant and equipment Equipment lease portfolio sale	—	84
Other	—	59
Purchase of equity investments	(3)	(26)
Acquisitions, net of cash acquired	—	(762)
Proceeds from dispositions	19	—
Other, net	—	(60)

Net cash used in investing activities	(53)	(878)

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	1,123	—
Issuance of common stock under employee stock plans	62	58
Net proceeds from notes payable and short-term borrowings	3	446

Net cash provided by financing activities	1,188	504

Net cash provided by (used in) discontinued operations	27	(16)

Change in cash and cash equivalents	1,018	(563)

Cash and cash equivalents at beginning of period	1,170	996

Cash and cash equivalents at end of period	$2,188	$433

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW AND BASIS OF PRESENTATION

Agilent Technologies, Inc. (“we” or the “Company”) is a global technology leader in communications, electronics and life sciences. We were incorporated in Delaware in May 1999.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements as of January 31, 2001 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the quarterly period of 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of January 31, 2002 and October 31, 2001, consolidated results of operations and consolidated cash flow activities for the first quarter of 2002 and 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the first quarter of 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K/A.

Foreign Currency Translation.

Effective November 1, 2001, the Company has determined that the functional currency for certain of its subsidiaries outside of the United States of America has changed from the U.S. dollar to the local currency based on the criteria of Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. This change did not have a material impact on the Company’s condensed consolidated financial position as of November 1, 2001.

Depreciation.

The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after November 1, 2001. For property, plant and equipment placed into service prior to November 1, 2001, depreciation is principally provided using accelerated methods. The change in accounting principle was made in order to align our policies more closely with other companies in our industry. The effect of this change on the current quarter’s net loss was not material.

New Accounting Pronouncements.

There have been no changes in our assessment of the timing and impact of adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” since the filing of our Annual Report on Form 10-K/A.

3.	DISCONTINUED OPERATIONS

The condensed consolidated financial statements present the healthcare solutions business as a discontinued operation. This business was sold to Koninklijke Philips Electronics, N.V. (“Philips”) on August 1, 2001 pursuant to an Asset Purchase Agreement as amended. The purchase price is subject to adjustment based on the terms of the agreements with Philips.

Prior period amounts have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after tax gain of $646 million as a result of the sale to Philips in the fourth quarter of last year and $2 million after tax gain in the current quarter. We do not expect any material adjustments to the gain when the determination of the final purchased net assets and the performance of certain services are complete. For incremental fees, we will provide certain support services to Philips during the next year.

4.	NET (LOSS) EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations for the periods presented below.

	Three Months Ended
	January 31,

	2002	2001

	(in millions)
Numerator:
(Loss) earnings from continuing operations	$(317)	$174
Net loss from discontinued operations, net of taxes	—	(2)
Gain from the sale of discontinued operations, net of taxes	2	—

(Loss) earnings before cumulative effect of changes in accounting principles	(315)	172
Cumulative effect of adopting SFAS No. 133, net of taxes	—	(25)
Cumulative effect of adopting SAB 101, net of taxes	—	(47)

Net (loss) earnings	$(315)	$100

Denominator:
Basic weighted average shares	463	455
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	11

Diluted weighted average shares	463	466

5.	INVENTORY

	January 31,	October 31,
	2002	2001

	(in millions)
Finished goods	$399	$400
Work in progress	305	239
Raw materials	678	852

	$1,382	$1,491

6.	COMPREHENSIVE (LOSS) INCOME

     The following table presents the components of comprehensive (loss) income.

	Three Months Ended
	January 31,

	2002	2001

	(in millions)
Net (loss) earnings	$(315)	$100
Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments, net	5	(6)
Change in unrealized gain on derivative instruments, net	2	16
Reclassification adjustment for realized gain relating to derivative included in income, net	(7)	—
Cumulative adjustment for foreign currency translation, as of November 1, 2001	40	—
Foreign currency translation	(45)	—
SFAS No. 133 cumulative transition adjustment	—	6
Reclassification adjustment for realized loss relating to warrants included in net income	—	22

Total comprehensive (loss) income	$(320)	$138

7.	SENIOR CONVERTIBLE DEBENTURES AND LINES OF CREDIT

Senior Convertible Debentures. On November 27, 2001, we completed a private offering of $1.15 billion aggregate principal amount of 3 percent senior convertible debentures (the “debentures”) due 2021 and generated net proceeds of $1.12 billion (after deducting fees and expenses). The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment, and are redeemable at our option at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a fundamental change at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. More information regarding the terms of the debentures, including the conversion price, fundamental change and the interest rate reset can be found in the related Indenture agreement dated November 27, 2001.

Lines of Credit. As of November 2, 2001, the 364-day revolving credit line was extended for an additional year. As of November 19, 2001, our 364-day and five-year revolving credit agreements were amended. Among other changes, the financial covenants were changed to limit the amount of debt that we can have relative to the sum of stockholders’ equity and debt, and to require certain minimum amounts of earnings before interest, taxes, depreciation and amortization on a rolling four-quarter basis.

8.	RESTRUCTURING AND ASSET IMPAIRMENT

During the first quarter of 2002, we continued to take steps to restructure our businesses as a result of the economic downturn that has impacted many of the markets that we serve. On November 15, 2001, we announced that we would eliminate approximately 4,000 jobs, which is in addition to the restructuring plan to eliminate approximately 4,000 jobs we announced on August 20, 2001. We had reduced our workforce by approximately 5,000 at January 31, 2002 and expect to substantially complete the plans by the end of the third quarter of 2002. Approximately $105 million of restructuring and asset impairment charges were recognized this quarter. Of this amount, $48 million was included in costs of products and services (which included $7 million of asset impairment charges), $12 million was included in research and development expenses and $45 million was included in selling, general and administrative expenses (which included $5 million of asset impairment charges).

Restructuring liabilities as of October 31, 2001 and restructuring charges recorded in the first quarter of 2002 are summarized as follows:

Workforce Reduction

(in millions)
Balance as of October 31, 2001	$52
Charges in the first quarter of 2002	93
Utilized in the first quarter of 2002	(89)

Balance remaining at January 31, 2002	$56

9.	SEGMENT INFORMATION

In November 2001, we changed the method by which we allocate corporate expenses to the segments. Prior period earnings (loss) from operations have been restated accordingly. (Loss) earnings from operations of the segments continue to be measured before the effect of the amortization of goodwill and other intangible assets, restructuring charges and other one-time items.

The following tables reflect the results of our reportable segments under our management system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics, including (loss) earnings from operations. These results are used, in part, by management in evaluating the performance of, and in allocating resources to, each of the segments.

			Life
			Sciences and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

		(in millions)
First quarter of 2002:
Total net revenue	$822	$327	$277	$1,426
(Loss) earnings from operations	$(229)	$(50)	$38	$(241)
First quarter of 2001:
Total net revenue	$1,705	$592	$268	$2,565
Earnings from operations	$266	$62	$7	$335

The following table reconciles the segment results reported above to the total reported results for our continuing operations.

	Three Months Ended
	January 31,

	2002	2001

Total reportable segments’ (loss) earnings from operations	$(241)	$335
Total amortization of goodwill and other non-operational one-time items	(201)	(41)
Other income (expense), net	19	17

Total (loss) earnings from continuing operations before taxes	$(423)	$311

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

BASIS OF PRESENTATION

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

RECLASSIFICATIONS

Amounts in the condensed consolidated financial statements as of January 31, 2001 have been reclassified to conform to the current period’s presentation.

DISCONTINUED OPERATIONS

The condensed consolidated financial statements present the healthcare solutions business as a discontinued operation. This business was sold to Koninklijke Philips Electronics, N.V. (“Philips”) on August 1, 2001 pursuant to an Asset Purchase Agreement as amended. The purchase price is subject to adjustment based on the terms of the agreements with Philips.

Prior period amounts have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after tax gain of $646 million as a result of the sale to Philips in the fourth quarter of last year and $2 million after tax gain in the current quarter. We do not expect any material adjustments to the gain when the determination of the final purchased net assets and the performance of certain services are complete. For incremental fees, we will provide certain support services to Philips during the next year.

IMPACT OF FOREIGN CURRENCIES

In the first quarter of 2002 and 2001, the U.S. dollar strengthened against the Japanese yen. Movements in U.S. dollar exchange rates with respect to the Japanese yen and other foreign currencies had no material effect on our net revenue or operating expenses in the first quarter and are not expected to have a material impact in the second quarter. However, revenues and results of operations in the second half of the year and beyond may be adversely impacted by the continued strength of the U.S. dollar against the Japanese yen and other currencies unless we can take actions to offset the impact, such as raise prices.

FOREIGN CURRENCY TRANSLATION

Effective November 1, 2001, we have determined that the functional currency for certain of our subsidiaries outside of the United States of America has changed from the U.S. dollar to the local currency based on the criteria of Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. This change did not have a material impact on our condensed consolidated financial position as of November 1, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As discussed above, the preparation of financial statements requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from these estimates and assumptions.

Our critical accounting policies are those that affect our financial statements materially and involve some level of judgment by management. Those policies are revenue recognition, inventory valuation, valuation of long-lived assets and accounting for income taxes.

Revenue is recognized on a sale to a customer only after the product or service has been delivered or installed and accepted by the customer, if necessary. In certain circumstances, we record estimated reductions to revenue for certain product returns and price protection activities. The estimated cost of providing warranty service is also recorded at the time of sale as additional cost of product. We monitor the creditworthiness of our customers and will not record revenue on sales if collection is not reasonably assured. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future revisions to revenue.

We continually assess the valuation of our inventory and periodically write down the value for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current economic conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, our cost of sales will be lower than expected in that period.

We assess the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions could have a material adverse effect on the financial statements in any given period.

Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. Our provision for income taxes is dependent upon an estimate of taxable income for the full year in each of the jurisdictions we operate. For the second and third quarters of 2001, our tax rate was based on the actual year-to-date effective tax rate which was our best estimate of the annual effective rate. For the first quarters of 2002 and 2001, our tax rate was based on an estimate of expected annual pretax income. Although some uncertainty exists regarding the estimate of our annual pretax income for 2002, the uncertainty does not lead to significant effective tax rate volatility. However, if our actual results differ from our estimates, our tax rate will change in future periods. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of October 31, 2001 because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S., our provision for taxes will increase materially in that period.

BUSINESS OUTLOOK

While business conditions remain difficult, we are encouraged by early signs of improvement in some of the markets that we serve. In response to the weak global business environment, management continues efforts to manage our expenses, working capital and cash and has reduced the levels of fixed costs. Comparatively weak markets for our test and measurement and semiconductor products businesses drove a 41 percent decline in orders for the first quarter of 2002 compared to the same period in 2001. Our incoming order rate is a good indicator of future revenue. After five consecutive quarters of steep declines, first quarter net orders were up 20 percent over the fourth quarter of last year. This was primarily due to a reduction in cancellations of $170 million from the prior quarter. We expect a modest increase in global orders and revenue for the second quarter, with the exception of Japan, which appears to be recovering more slowly than the U.S. We anticipate our revenues and costs, excluding goodwill and other intangible amortization, restructuring and asset impairment charges, will break even at some point during the third quarter of 2002. Our projections for the full year 2002 indicate a loss from operations, although the fourth quarter may bring a return to modest profitability before the effect of goodwill and other intangible amortization, restructuring and asset impairment charges.

RESTRUCTURING AND ASSET IMPAIRMENT

We recorded approximately $105 million of restructuring and asset impairment charges (collectively referred to as “restructuring charges” below) in this quarter, and none in the same period in 2001. Of this amount, $48 million was included in cost of products and services, $12 million was included in research and development expenses and $45 million was included in selling, general and administrative expenses. These costs were primarily severance payments in connection with the employees affected by our restructuring plans. We had reduced our workforce by approximately 5,000 at January 31, 2001. We have achieved savings of approximately $65 million this quarter from the restructuring efforts and are planning for savings of approximately $300 million per quarter by the fourth quarter of this year.

RESULTS OF OPERATIONS

Our company is a global diversified technology organization that provides enabling solutions to high growth markets within the communications, electronics and life sciences industries.

NET REVENUE

	For the Three Months Ended January 31,

	2002	2002	2001	2001	Inc/(Dec) %

	(in millions)	% of total	(in millions)	% of total
		net revenue		net revenue
Products	$1,245	87.3	$2,321	90.5	(46.4)
Services and other(a)	181	12.7	244	9.5	(25.8)

Total	$1,426	100.0	$2,565	100.0	(44.4)

(a)	Services and other consists primarily of revenue generated from servicing our installed base of products, warranty extensions, consulting and operating lease revenue. Our operating lease revenue has decreased in 2002 as a result of the sale of leasing assets to Tyco Capital Corporation in 2001.

The decrease in net revenue for the first quarter of 2002, compared to the same period in 2001, related primarily to a slowdown in the telecommunications and semiconductor industry. To date, this slowdown has impacted our net revenue in the United States somewhat more severely than in other parts of the world. There was minimal currency impact on net revenue in either period due in part to our hedging policies. Product revenues in the first quarter of 2001 included $61 million relating to the sale of leasing assets to Tyco Capital Corporation, which was not repeated in the current quarter. Support revenues were reduced in 2002 as compared to the prior year as customers chose to pay for service work on a time and materials basis.

COSTS AND EXPENSES

	For the Three Months Ended January 31,

			Inc/(Dec)
As a % of Net Revenue	2002	2001	Points

Cost of products as a percentage of product revenue	62.5	47.2	15.3
Cost of services and other as a percentage of service revenue	55.3	52.1	3.2
Total cost of goods as a percentage of total revenue	61.6	47.6	14.0
Research and development	20.9	12.6	8.3
Selling, general and administrative	48.5	28.3	20.2

Total costs	131.0	88.5	42.5

The increase in cost of products as a percentage of product revenue in 2002 as compared to 2001 was due in large part to the fixed nature of our manufacturing costs, which decreased at a much slower pace than revenue. Restructuring efforts to reduce manufacturing capacity and fixed costs have been ongoing, although the full effect of the savings will not be seen until the fourth quarter of this year. Cost of products and services for the first quarter of 2002 increased as a result of a $48 million restructuring charge and amortization of intangibles of $10 million. Excluding the amortization and restructuring charge from both periods, where applicable, cost of products was $720 million for the first quarter of 2002, and $1,093 million for the first quarter of 2001. This would result in a cost of product percentage of 57.8 percent in 2002, and 47.1 percent in 2001, an increase of 10.7 percentage points.

The increase in research and development expenses as a percentage of net revenue for the first quarter of 2002 compared to the same period in 2001 reflected our continuing commitment to invest in developing new products and technologies. Net revenue decreased more quickly than research and development expenses. Total research and development expenses for the first quarter of 2002 included a restructuring charge of $12 million.

The increase in selling, general and administrative expenses as a percentage of net revenue for the first quarter of 2002 compared to the same period in 2001 reflected restructuring charges and additional amortization in the current year. Total selling, general and administrative expenses for the first quarter of 2002 included a restructuring charge of $45 million. Goodwill and purchased intangible assets from various acquisitions resulted in $86 million of amortization expense for the first quarter of 2002 as compared to $39 million in the same period a year ago. Excluding the impact of the goodwill and other intangible asset amortization and restructuring charges, our selling, general and administrative expenses for the first quarter of 2002 decreased $127 million or 18 percent from selling, general and administrative expenses in the first quarter of 2001. We have reduced average headcount by approximately 2,600 people as compared to the first quarter of 2001, and we expect to recognize additional savings from those and other planned reductions going forward into the rest of the year.

OTHER INCOME (EXPENSE), NET

	For the three months ended January 31,

	2002	2001	Inc/(Dec) %

		(in millions)
Other income (expense), net	$19	$17	11.8

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) and other miscellaneous items. As a result of our $1.15 billion senior convertible debenture offering in November 2001, we experienced an increase in interest income and interest expense that substantially offset each other in the first quarter of 2002.

(BENEFIT) PROVISION FOR TAXES

For the first quarter of 2002, our effective tax rate was 25%. This rate was calculated using an estimate of our expected annual pretax income for 2002. The tax rate reflected the continuing impact of the global economic downturn. Our future effective tax rate will be calculated using expected annual pretax income and will be subject to the impact of future profitability, the effects of business acquisitions and dispositions, as well as changes in the mix of our pretax earnings among jurisdictions with varying statutory rates.

SEGMENT RESULTS

In November 2001, we changed the method by which we allocate corporate expenses to the segments. Prior period earnings (loss) from operations have been restated accordingly. (Loss) earnings from operations of the segments continue to be measured before the effect of the amortization of goodwill and other intangible assets, restructuring charges and other one-time items.

All of our businesses have been dramatically impacted by the overall trends in the global economy since the beginning of 2001. Coming out of 2000, which was a strong year for the industries in which we operate, our first quarter 2001 results were at a high point, though order weakness compared to prior quarters illustrated the beginning of a trend. During 2001, the economy in general and the industries in which we compete in particular saw sequential weakening every quarter. When reviewed sequentially with respect to the fourth quarter of 2001, our first quarter of 2002 saw some improvements, mainly due to cost containment initiatives and lower inventory charges. Our first quarter of 2002 also saw increased orders sequentially in our two largest segments: test and measurement and semiconductor products.

TEST AND MEASUREMENT

Our test and measurement business provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices and networks.

	For the Three Months Ended			Inc/(Dec)

	January 31, 2002	October 31, 2001	January 31, 2001	Q1 vs. Q4	Q1 Vs Q1

	(in millions except for operating (deficit) margin)
Orders	$832	$676	$1,620	23.1%	(48.6)%
Net revenue from products	$697	$762	$1,519	(8.5)%	(54.1)%
Net revenue from services and other	125	174	186	(28.2)%	(32.8)%

Total net revenue	$822	$936	$1,705	(12.2)%	(51.8)%
(Loss) earnings from operations	$(229)	$(355)	$266	35.5%	(186.1)%
Operating margin (deficit)	(27.9)%	(37.9)%	15.6%	10.0ppts	(43.5)ppts

Orders were off 49 percent from one year ago; this business’ results are cyclical in nature, closely tied to the overall economy that slowed sequentially for each quarter in 2001. However, orders in the first quarter of 2002 were 23 percent above fourth quarter levels, with particular strength in semiconductor test equipment orders for system on a chip device testers and for our new flash memory tester. In communications and general purpose test markets, orders were about 10 percent above fourth quarter levels. Communications service providers continue to cut capital expenditure budgets, contributing to slow recovery in that market. We have achieved over 100 design wins in semiconductor test markets in the last two quarters, which has helped to improve orders sequentially, and other new product introductions are also contributing to the strengthening trend.

Revenues for the test and measurement business were down 52 percent from one year ago, and down about 12 percent from the fourth quarter of 2001. Competitive pressure for higher discounts has adversely affected revenues during the quarter, with partial offset from the sales of new products introduced during 2001. Increased discounting could have a more adverse impact to future revenues. Customers delaying the renewal of service contracts or choosing to pay for services on a time-and-materials basis have exerted additional downward pressure on revenue.

Costs of products and services as a percentage of net revenue for the first quarter were up approximately 13 percentage points over the first quarter of last year, and down nearly 16 percentage points from the fourth quarter. The largest driver of the increase over the prior year was volume, due to dramatically reduced demand. Charges for excess and obsolete inventory decreased by approximately $130 million from the fourth quarter. Inventory charges were not significant in the first quarter of 2002 and 2001. Research and development costs as a percentage of net revenue were up 11 percentage points from last year and flat sequentially. In dollar terms, total research and development expenses were down, indicating that savings are not keeping pace with declining revenues. We expect to realize additional workforce management savings in subsequent quarters, and discretionary expenses continue to be closely monitored. Selling, general and administrative expenses as a percentage of net revenue have increased approximately 20 percentage points from last year and minimally from the prior quarter. The percentage point increase is attributable to the fact that revenues declined faster than we were able to cut expenses, due to the fixed nature of many of our expenses; in absolute terms, expenses are lower compared to both the first and fourth quarters of 2001. The test and measurement business has reduced average headcount by approximately 1,200 people as compared to the first quarter of 2001, and expects to recognize additional savings from those and other planned reductions going forward into the rest of the year.

Operating losses were reduced by $126 million compared to the fourth quarter of last year, principally because of the reduction in inventory write-offs. Excluding that impact, operating losses were essentially flat despite $114 million lower revenues, due to tight expense controls and the initial benefits of the restructuring program. Year over year our operating losses increased by $495 million, on revenues which decreased by $883 million.

SEMICONDUCTOR PRODUCTS

Our semiconductor products business provides fiber optic communications devices and assemblies, components and integrated circuits for wireless networking, computing and printing applications, image sensors and general-purpose optoelectronic components.

	For the Three Months Ended			Inc/(Dec)

	January 31, 2002	October 31, 2001	January 31, 2001	Q1 vs. Q4	Q1 vs. Q1

	(in millions except for operating (deficit) margin)
Orders	$346	$260	$553	33.1%	(37.4)%
Net revenue from products	$327	$383	$592	(14.6)%	(44.8)%
(Loss) earnings from operations	$(50)	$(115)	$62	56.5%	(180.6)%
Operating margin (deficit)	(15.3)%	(30.0)%	10.5%	14.7ppts	(25.8)ppts

Orders for semiconductor products were down 37 percent from last year but were up 33 percent sequentially, with orders for mobile communications, computing and printing and optoelectronic (personal systems) products up 51 percent from the fourth quarter and networking orders up a more modest 8 percent. The storage market appears to be recovering, and demand for our 2Gbps fiber channel products is increasing. Additionally, we had design wins at several leading manufacturers. Strong consumer spending in and after the holiday season and market share gains for our optical mouse products also contributed to the sequential increases.

Semiconductor products revenues were down 45 percent from last year, and 15 percent from the prior quarter. Revenues are expected to increase slightly as general market conditions strengthen throughout the year.

Costs of products as a percentage of net revenue for the semiconductor products group were up 12 percentage points from a year ago and down 19 percentage points sequentially. Approximately one third of the sequential improvement is attributable to the reduction in inventory charges by $43 million, and a significant portion is a result of our workforce management initiative. Research and development and selling, general and administrative costs as a percentage of net revenue were up 7 percentage points over last year and flat from the prior quarter. While the percentage is up from the prior year, absolute spending is down. The percentage point increase is attributable to the fact that revenues declined faster than we were able to cut expenses, due to the fixed nature of many of our expenses. We expect to see improvements next quarter from workforce management savings, and continued reductions in research and development project material spending. The semiconductor products business has reduced average headcount by approximately 1,200 people as compared to the first quarter of 2001. The savings from these headcount reductions will be fully realized in the second quarter.

Operating losses were reduced by $65 million from the fourth quarter despite a 15 percent drop in revenues, because of the reduction in inventory write-offs and restructuring benefits. Compared to the same period in the prior year, operating losses increased by $112 million, on a reduction of revenues of $265 million.

LIFE SCIENCES AND CHEMICAL ANALYSIS

Our life sciences and chemical analysis business (formerly known as our chemical analysis group) provides analytical instruments, systems and services for chromatography, spectroscopy, bio-instrumentation and consumables to the chemical and life science markets.

	For the Three Months Ended			Inc/(Dec)

	January 31, 2002	October 31, 2001	January 31, 2001	Q1 vs. Q4	Q1 vs. Q1

	(in millions except for operating margin)
Orders	$287	$285	$299	0.7%	(4.0)%
Net revenue from products	$221	$225	$210	(1.8)%	5.2%
Net revenue from services and other	56	62	58	(9.7)%	(3.4)%

Total net revenue	$277	$287	$268	(3.5)%	3.4%
Earnings from operations	$38	$38	$7	0.0%	442.9%
Operating margin	13.7%	13.2%	2.6%	0.5ppts	11.1ppts

Orders in life sciences and chemical analysis were down slightly from one year ago and about flat sequentially. Excluding a change in the seasonal ordering pattern of one major customer, orders were up slightly from a year ago. Indications are that pharmaceutical companies are still determining capital expenditure budgets for 2002, and we expect a lull in orders until those budgets are finalized. Additionally, competitors responded to certain of our mass spectrometry products with aggressive pricing on their own offerings.

Product and service revenues for life sciences and chemical analysis are down slightly from last quarter, but up slightly from one year ago. The sequential decrease in revenues follows typical seasonality for the business. Underlying year-over-year growth in year-over-year revenues was attributable to strong performance in ChemChip and bioscience products sold to life sciences customers, despite weakness in revenues from traditional chemical and petroleum customers.

Life sciences and chemical analysis expenses as a percentage of net revenue in all categories were essentially flat compared to last year and sequentially. There are no restructuring plans for this group this year.

Profits were flat sequentially despite $10 million lower revenues, and were up $31 million from a year ago on $9 million higher revenues, due to better gross margins and lower operating expenses.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,188 million as of January 31, 2002 as compared to $1,170 million as of October 31, 2001. We used $144 million of cash in operating activities during the first quarter of 2002 compared to usage of $173 million for the corresponding period in 2001. Management has taken significant steps to improve our management of working capital, as demonstrated by cash contributions from inventory and accounts receivable compared to the prior year. Of the $144 million cash used in operations, approximately $90 million was spent on restructuring activities, primarily severance payments.

Net cash used in investing activities in the first quarter of 2002 was $53 million, compared to $878 million for the corresponding period in 2001. The decrease in investment activity was primarily due to the acquisition of Objective Systems Integrators, Inc. in 2001 and our current overall strategy of spending controls and cash conservation in the face of the weakening economy.

In November 2001, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due 2021. The debentures are convertible into our common stock at an initial conversion price of $32.22 per share, subject to adjustment, and are redeemable at our option at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a fundamental change at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. More information regarding the terms of the debentures, including conversion price, fundamental change and the interest rate reset can be found in the related Indenture agreement dated November 27, 2001.

During the same period in 2001, we entered into a $150 million one-year revolving credit facility with the same terms and conditions as our then-existing $250 million five-year and $250 million 364-day revolving credit facilities. Of those facilities, the $150 million facility was terminated on August 1, 2001. As of January 31, 2002, there were no balances outstanding under either of the two remaining $250 million facilities, which terminate on November 2, 2002 and November 5, 2005, respectively. We had borrowed $25 million against the $150 million revolving credit facility and approximately $420 million in commercial paper supported by the two $250 million facilities in the first quarter of 2001.

During the first quarter of 2002, we received $62 million from the purchase of our common stock under existing employee stock plans, compared with $58 million for the corresponding period in 2001. We also received an additional cash payment of $27 million from our sale of the healthcare solutions business, for initial integration services provided by us to Philips prior to October 31, 2001 in accordance with the asset purchase agreement, as amended.

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

     The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices.

     We are uncertain how long the current downturn will last. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. In addition, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available when required on acceptable terms.

The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

     Our semiconductor and test and measurement businesses have been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 up until the end of fiscal 2001, we experienced declines in orders. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced our workforce, frozen hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also have initiated short-term facility closures to reduce production levels.

     In calendar year 2001, we implemented plans to reduce our workforce by approximately 8,000 people by the middle of 2002. In addition, from May 1 to October 31 of 2001, we instituted a 10 percent pay reduction applicable to all employees globally, wherever legally permissible, which was reinstated for approximately 2,000 of our senior managers starting from the first quarter of fiscal 2002. A 5 percent reduction in pay for our other employees, wherever legally permissible, began in February of 2002. The reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. In addition to these measures, we are continuing our initiatives to streamline our operations.

     There are several risks inherent in our efforts to transition to a new cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

     Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001 we incurred approximately $459 million of inventory-related charges. If the demand for our products continues to decrease, we may experience an excess of parts again and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our parts supply quickly enough to meet increasing demand for our products. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

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

     The current U.S. and international response against terrorism could exacerbate these risks. For example, there may be an increased risk of political unrest in regions such as Southeast Asia, where we have significant manufacturing operations. This could disrupt our ability to manufacture products or important parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations for continued manufacture and assembly. Any such delay or interruption could have an adverse effect on our results of operations.

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

     Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended January 31, 2002, Hewlett-Packard accounted for approximately 6.9 percent of our total net revenue and approximately 30.2 percent of our semiconductor products business’ net revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We hedge future revenues using sales forecasts up to six months in advance, but do not attempt to hedge revenues in the medium term. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-K/A for the period ended October 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on February 22, 2002 at the Flint Center for the Performing Arts located at 21250 Stevens Creek Boulevard, Cupertino, California.

The two proposals presented at the meeting were:

1.	To elect three (3) directors for a term of three years.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2002 fiscal year.

(b)  Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld

Heidi Kunz	397,924,809	6,704,415
David M. Lawrence, M.D.	399,688,435	4,940,789
A. Barry Rand	399,657,082	4,972,141

The term of office of Edward W. Barnholt, James G. Cullen, Gerald Grinstein, Robert J. Herbold, and Walter B. Hewlett as directors continued after the meeting. Thomas E. Everhart retired from his director position effective February 22, 2002.

(c)  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2002 fiscal year was approved by a vote of 396,524,070 shares in favor, 6,010,956 shares against, and 2,094,197 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 27 of this report.

(b)	Reports on Form 8-K:

(i)	Form 8-K filed November 13, 2001 reporting on November 12, 2001, under Item 5 “Other Events” the resignation of Robert Walker, executive vice president and chief financial officer and the appointment of Adrian Dillon in his place.

(ii)	Form 8-K filed November 16, 2001 reporting on November 15, 2001, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s earnings for the three and twelve months ended October 31, 2001, an offering of convertible securities and attaching the related pro forma condensed consolidated statement of earnings and risk factors.

(iii)	Form 8-K filed November 16, 2001 reporting on November 15, 2001, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” a press release announcing the Company’s intention to sell approximately $1 billion principal amount of 3% senior convertible debentures due 2021 through a private offering.

(iv)	Form 8-K filed November 19, 2001 reporting on November 19, 2001, under Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits” that the Company has entered into an Amendment to 364 Day Amended and Restated Credit Agreement, dated November 19, 2001 and a First Amendment to Five Year Credit Agreement, dated November 19, 2001 and attaching these agreements.

(v)	Form 8-K filed November 20, 2001 reporting on November 20, 2001, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the pricing of the Company’s private offering of 3% senior convertible debentures due 2021.

(vi)	Form 8-K filed November 27, 2001 reporting on November 27, 2001, under Item 5 “Other Events” the closing of the Company’s private offering of 3% senior convertible debentures due 2021 and attaching the related press release, Indenture dated November 27, 2001 and Registration Rights Agreement dated November 27, 2001.

AGILENT TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2002	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”)

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

Exhibit
Number	Description

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of the Company’s S-1.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.

10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.6	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed on January 22, 2002.*

10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 19, 2001.

10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K filed on November 19, 2001.

10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s Form 10-Q filed on March 19, 2001.

10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.

10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.13	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.14	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of November 1, 2001). Incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.15	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001.

11.1	See Note 4 in Notes to Condensed Consolidated Financial Statements on page 7.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None.

Exhibit
Number	Description

20-21	Not applicable.

22.	None.

23.1	None.

24.	None.

25-26.	Not applicable.

27-98.	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.