Form 10-Q/A
period 2002-01-31
AGILENT TECHNOLOGIES INC
filed 2002-05-24
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A No. 1

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

AGILENT TECHNOLOGIES, INC.

EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, principally to revise the note disclosure of Comprehensive (Loss) Income in that report. Subsequent to the filing of the Form 10-Q, we determined that the historical values of certain non-monetary assets and liabilities included in the cumulative adjustment for foreign currency translation, as of November 1, 2001, that we disclosed in Note 6 of the previously filed Form 10-Q required adjustment. The resulting revisions made in this Form 10Q/A had no impact on previously reported consolidated net (loss) earnings, net (loss) earnings per share or cash flows. The impact on previously reported assets, liabilities and stockholders’ equity was immaterial. Total comprehensive loss for the period increased to $362 million from $320 million.

     We have no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of January 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the adjustments mentioned above.

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

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except par value and share amounts)

	January 31,	October 31,
	2002	2001

	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$1,170
Accounts receivable, net	817	977
Inventory	1,382	1,491
Net investment in lease receivable	247	237
Other current assets	833	924

Total current assets	5,467	4,799
Property, plant and equipment, net	1,730	1,848
Goodwill and other intangible assets, net	944	1,070
Other assets	352	269

Total assets	$8,493	$7,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321	$386
Employee compensation and benefits	534	576
Deferred revenue	269	279
Accrued taxes and other accrued liabilities	536	761

Total current liabilities	1,660	2,002
Senior convertible debentures	1,150	—
Other liabilities	330	325

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $.01 par value; 2 billion shares authorized; 464 million shares at January 31, 2002 and 461 million shares at October 31, 2001 issued and outstanding	5	5
Additional paid-in capital	4,779	4,723
Retained earnings	616	931
Accumulated comprehensive income (loss)	(47)	—

Total stockholders’ equity	5,353	5,659

Total liabilities and stockholders’ equity	$8,493	$7,986

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
Dispositions of property, plant and equipment:
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

We are amending our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, principally to revise the note disclosure of Comprehensive (Loss) Income in that report. Subsequent to the filing of the Form 10-Q, we determined that the historical values of certain non-monetary assets and liabilities included in the cumulative adjustment for foreign currency translation, as of November 1, 2001, that we disclosed in Note 6 of the previously filed Form 10-Q required adjustment. The resulting revisions made in this Form 10Q/A had no impact on previously reported consolidated net (loss) earnings, net (loss) earnings per share or cash flows. The impact on previously reported assets, liabilities and stockholders’ equity was immaterial. Total comprehensive loss for the period increased to $362 million from $320 million.

We have no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of January 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the adjustments mentioned above.

The results of operations for the first quarter of 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K/A.

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

	Three Months Ended
	January 31,

	2002	2001

	(In millions)
Numerator:
(Loss) earnings from continuing operations	$(317)	$174
Net loss from discontinued operations, net of taxes	—	(2)
Gain from the sale of discontinued operations, net of taxes	2	—

(Loss) earnings before cumulative effect of changes in accounting principles	(315)	172
Cumulative effect of adopting SFAS No. 133, net of taxes	—	(25)
Cumulative effect of adopting SAB 101, net of taxes	—	(47)

Net (loss) earnings	$(315)	$100

Denominator:
Basic weighted average shares	463	455
Potentially dilutive common stock equivalents - stock options and other employee stock plans	—	11

Diluted weighted average shares	463	466

5. INVENTORY

	January 31,	October 31,
	2002	2001

	(in millions)
Finished goods	$399	$400
Work in progress	305	239
Raw materials	678	852

	$1,382	$1,491

6. COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income.

	Three Months Ended
	January 31,

	2002	2001
	(Revised)

	(in millions)
Net (loss) earnings	$(315)	$100
Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments, net	5	(6)
Change in unrealized gain on derivative instruments, net	2	16
Reclassification adjustment for realized gain relating to derivative included in income, net	(7)	—
Cumulative adjustment for foreign currency translation, as of November 1, 2001	(6)	—
Foreign currency translation	(41)	—
SFAS No. 133 cumulative transition adjustment	—	6
Reclassification adjustment for realized loss relating to warrants included in net income	—	22

Total comprehensive (loss) income	$(362)	$138

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

Dated: May 24, 2002	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer