Form 10-Q
period 2002-04-30
AGILENT TECHNOLOGIES INC
filed 2002-06-05
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________ TO_________________

COMMISSION FILE NUMBER: 001-15405

AGILENT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0518772
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

395 PAGE MILL ROAD, PALO ALTO, CALIFORNIA	94306
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X] NO [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT APRIL 30, 2002
COMMON STOCK, $0.01 PAR VALUE	464,247,548 SHARES

AGILENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited) (in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net revenue:
Products	$1,268	$2,174	$2,513	$4,495
Services and other	189	232	370	476

Total net revenue	1,457	2,406	2,883	4,971

Costs and expenses:
Cost of products	751	1,240	1,529	2,335
Cost of services and other	103	113	203	240
Research and development	289	331	587	653
Selling, general and administrative	663	771	1,355	1,498

Total costs and expenses	1,806	2,455	3,674	4,726

(Loss) earnings from operations	(349)	(49)	(791)	245
Other income (expense), net	22	260	41	277

(Loss) earnings from continuing operations before taxes	(327)	211	(750)	522
(Benefit) provision for taxes	(80)	122	(186)	259

(Loss) earnings from continuing operations	(247)	89	(564)	263
Net earnings from discontinued operations (net of taxes of $12 million and $11 million for the three and six months ended April 30, 2001, respectively)	—	13	—	11
Loss from sale of discontinued operations (net of tax benefits of $4 million and $3 million for the three and six months ended April 30, 2002, respectively)	(6)	—	(4)	—

(Loss) earnings before cumulative effect of accounting changes	(253)	102	(568)	274
Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	—	—	(25)
Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	—	—	—	(47)

Net (loss) earnings	$(253)	$102	$(568)	$202

Net (loss) earnings per share — Basic:
(Loss) earnings from continuing operations	$(0.54)	$0.19	$(1.21)	$0.58
Net earnings from discontinued operations	—	0.03	—	0.02
Loss from sale of discontinued operations	(0.01)	—	(0.01)	—
Cumulative effect of adopting SFAS No. 133	—	—	—	(0.06)
Cumulative effect of adopting SAB 101	—	—	—	(0.10)

Net (loss) earnings	$(0.55)	$0.22	$(1.22)	$0.44

Net (loss) earnings per share — Diluted:
(Loss) earnings from continuing operations	$(0.54)	$0.19	$(1.21)	$0.57
Net earnings from discontinued operations	—	0.03	—	0.02
Loss from sale of discontinued operations	(0.01)	—	(0.01)	—
Cumulative effect of adopting SFAS No. 133	—	—	—	(0.05)
Cumulative effect of adopting SAB 101	—	—	—	(0.10)

Net (loss) earnings	$(0.55)	$0.22	$(1.22)	$0.44

Average shares used in computing net (loss) earnings per share:
Basic	464	456	464	455
Diluted	464	461	464	464

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except par value and share data)

	April 30,	October 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,235	$1,170
Accounts receivable, net	902	977
Inventory	1,307	1,491
Net investment in lease receivable	13	237
Other current assets	803	924

Total current assets	5,260	4,799
Property, plant and equipment, net	1,728	1,848
Goodwill and other intangible assets, net	863	1,070
Other assets	387	269

Total assets	$8,238	$7,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$392
Employee compensation and benefits	522	576
Deferred revenue	283	279
Accrued taxes and other accrued liabilities	457	755

Total current liabilities	1,609	2,002
Senior convertible debentures	1,150	—
Other liabilities	351	325

Total liabilities	3,110	2,327
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $.01 par value; 2 billion shares authorized; 464 million shares at April 30, 2002 and 461 million shares at October 31, 2001 issued and outstanding	5	5
Additional paid-in capital	4,803	4,723
Retained earnings	363	931
Accumulated comprehensive loss	(43)	—

Total stockholders’ equity	5,128	5,659

Total liabilities and stockholders’ equity	$8,238	$7,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended
	April 30,

	2002	2001

Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(564)	$191
Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	368	305
Inventory-related charges	22	173
Deferred taxes	25	56
Asset impairment charges	12	—
Net gain on sale of land	—	(269)
Net gain on divestitures and sale of assets	(12)	(99)
Adoption of SFAS No. 133	—	41
Changes in assets and liabilities:
Accounts receivable	66	467
Inventory	162	(378)
Accounts payable	(57)	(190)
U.S. pension trust fund contribution	(76)	—
Employee compensation and benefits	23	(29)
Income taxes payable	(269)	(154)
Other current assets and liabilities	51	(310)
Other long-term assets and liabilities	(13)	139

Net cash used in operating activities	(262)	(57)

Cash flows from investing activities:
Investments in property, plant and equipment	(155)	(455)
Proceeds from net investment in lease receivable	237	—
Dispositions of property, plant and equipment:
Land sale and other	—	346
Lease portfolio	—	231
Purchase of equity investments	(3)	(26)
Acquisitions, net of cash acquired	—	(902)
Proceeds from dispositions	26	—
Other, net	—	(43)

Net cash provided by (used in) investing activities	105	(849)

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	1,123	—
Issuance of common stock under employee stock plans	72	61
Net proceeds from notes payable and short-term borrowings	4	663

Net cash provided by financing activities	1,199	724

Net cash provided by (used in) discontinued operations	23	(5)

Change in cash and cash equivalents	1,065	(187)
Cash and cash equivalents at beginning of period	1,170	996

Cash and cash equivalents at end of period	$2,235	$809

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements as of and for the periods ended April 30, 2001 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the three months and six months ended April 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of April 30, 2002, consolidated results of operations for the three and six months ended April 30, 2002 and 2001, and consolidated cash flow activities for the six months ended April 30, 2002 and 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions relate to revenue recognition, inventory valuation, valuation of long-lived assets and accounting for income taxes among others. Actual results could differ from those estimates.

The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

Foreign Currency Translation.

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

Depreciation.

The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after November 1, 2001. For property, plant and equipment placed into service prior to November 1, 2001, depreciation is principally provided using accelerated methods. The change in accounting principle was made in order to align our policies more closely with other companies in our industry. The effect of this change on the net loss for the current quarter and six-month period ended April 30, 2002 was not material.

New Accounting Pronouncements.

There have been no changes in our assessment of the timing and impact of adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, since the filing of our Annual Report on Form 10-K.

3. DISCONTINUED OPERATIONS

These condensed consolidated financial statements present our healthcare solutions business as a discontinued operation. This business was sold to Koninklijke Philips Electronics, N.V. (“Philips”) on August 1, 2001 pursuant to an Asset Purchase Agreement dated November 17, 2000, as amended. The purchase price is subject to adjustment based on the terms of the agreements with Philips.

Prior periods’ financial statements have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million as a result of this transaction in the fourth quarter of last year.

4. NET (LOSS) EARNINGS PER SHARE

The following is a presentation of the numerators and a reconciliation of the denominators of the basic and diluted net (loss) earnings per share computations for the periods presented below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	(in millions, except per share data)
Numerators:
(Loss) earnings from continuing operations	$(247)	$89	$(564)	$263
Net earnings from discontinued operations, net of taxes	—	13	—	11
Loss from the sale of discontinued operations, net of taxes	(6)	—	(4)	—

(Loss) earnings before cumulative effect of accounting changes	(253)	102	(568)	274
Cumulative effect of adopting SFAS No. 133, net of taxes	—	—	—	(25)
Cumulative effect of adopting SAB 101, net of taxes	—	—	—	(47)

Net (loss) earnings	$(253)	$102	$(568)	$202

Denominators:
Basic weighted average shares	464	456	464	455
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	5	—	9

Diluted weighted average shares	464	461	464	464

5. INVENTORY

	April 30,	October 31,
	2002	2001

	(in millions)
Finished goods	$390	$400
Work in progress	307	239
Raw materials	610	852

	$1,307	$1,491

6. COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income:

	Three Months Ended
	April 30,

	2002	2001

	(in millions)
Net (loss) earnings	$(253)	$102
Other comprehensive income:
Change in unrealized gain (loss) on investments, net	(2)	(12)
Change in unrealized gain (loss) on derivative instruments, net	(2)	(4)
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net income	1	(12)
Foreign currency translation	7	—

Total comprehensive (loss) income	$(249)	$74

	Six Months Ended
	April 30,

	2002	2001

	(in millions)
Net (loss) earnings	$(568)	$202
Other comprehensive income:
Change in unrealized gain (loss) on investments, net	3	(18)
Change in unrealized gain (loss) on derivative instruments, net	—	12
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net income	(6)	(13)
Cumulative adjustment for foreign currency translation, as of November 1, 2001	(6)	—
Foreign currency translation	(34)	—
SFAS No. 133 cumulative transition adjustment	—	6
Reclassification adjustment for realized loss relating to warrants included in net income	—	22

Total comprehensive (loss) income	$(611)	$211

7. SENIOR CONVERTIBLE DEBENTURES AND LINES OF CREDIT

Senior Convertible Debentures. On November 27, 2001, we completed a private offering of $1.15 billion aggregate principal amount of 3 percent senior convertible debentures (the “debentures”) due 2021 and generated net proceeds of $1.12 billion after deducting fees and expenses. A registration statement filed on behalf of certain holders of the debentures became effective on April 11, 2002. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture agreement dated November 27, 2001) and are redeemable at our option beginning at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a Fundamental Change (as defined in the Indenture agreement) at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, which is payable on June 1 and December 1 of each year beginning June 1, 2002; the interest rate resets (as defined in the Indenture agreement) in June 2006, June 2011 and June 2016, but in no event will it reset below 3 percent or above 5 percent per annum.

Lines of Credit. As of November 2, 2001, our 364-day revolving credit line was extended for an additional year. As of November 19, 2001, our 364-day and five-year revolving credit agreements were amended. Among other changes, the financial covenants were changed to limit the amount of debt that we can have relative to the sum of shareholders’ equity and debt, and to require certain minimum amounts of earnings before interest, taxes, depreciation and amortization on a rolling four-quarter basis. As of April 30, 2002, there were no outstanding balances under these agreements.

8. RESTRUCTURING AND ASSET IMPAIRMENT

During the second quarter of 2002, we continued to take steps to restructure our businesses as a result of the economic downturn that has impacted many of the markets that we serve. On November 15, 2001, we announced that we would eliminate approximately 4,000 jobs, which is in addition to the restructuring plan to eliminate approximately 4,000 jobs we announced on August 20, 2001. We have reduced our workforce by approximately 6,000 as of April 30, 2002 and expect to substantially complete the plans by the end of the third quarter of 2002. Approximately $35 million of restructuring and asset impairment charges were recognized this quarter. Of this amount, $5 million was included in costs of products and services, $4 million was included in research and development expenses and $26 million was included in selling, general and administrative expenses (which included $3 million of asset impairment charges). In the six months ended April 30, 2002 approximately $140 million of restructuring and asset impairment charges were recognized. Of this amount, $53 million was included in costs of products and services (which included $7 million of asset impairment charges), $16 million was included in research and development expenses and $71 million was included in selling, general and administrative expenses (which included $8 million of asset impairment charges).

Restructuring liabilities as of October 31, 2001 and restructuring charges related to workforce reduction recorded in the first half of 2002 are summarized as follows:

Workforce Reduction

(in millions)
Balance as of October 31, 2001	$52
Charges in first quarter 2002	93
Cash paid in first quarter 2002	(89)

Balance remaining at January 31, 2002	$56
Charges in second quarter 2002	32
Cash paid in second quarter 2002	(55)

Balance remaining at April 30, 2002	$33

9. SEGMENT INFORMATION

In November 2001, we changed the method by which we allocate corporate expenses to the segments. Prior period (loss) earnings from operations have been restated accordingly. (Loss) earnings from operations of the segments continue to be measured before the effect of the amortization of goodwill and other intangible assets, restructuring charges and other one-time and non-operational items.

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

			Life Sciences and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

		(in millions)
Three months ended April 30, 2002:
Total net revenue	$814	$371	$272	$1,457
Earnings (loss) from operations	$(218)	$(26)	$25	$(219)
Three months ended April 30, 2001:
Total net revenue	$1,661	$455	$290	$2,406
Earnings (loss) from operations	$104	$(85)	$20	$39

			Life Sciences and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

		(in millions)
Six months ended April 30, 2002:
Total net revenue	$1,636	$698	$549	$2,883
Earnings (loss) from operations	$(447)	$(76)	$63	$(460)
Six months ended April 30, 2001:
Total net revenue	$3,366	$1,047	$558	$4,971
Earnings (loss) from operations	$370	$(23)	$27	$374

The following table reconciles the segment results reported above to the total reported results for Agilent’s operations.

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

		(in millions)
Total reportable segments’ (loss) earnings from operations	$(219)	$39	$(460)	$374
Amortization of goodwill and other non-operational one-time items	(130)	(88)	(331)	(129)
Other income (expense), net	22	260	41	277

(Loss) earnings from continuing operations before taxes	$(327)	$211	$(750)	$522

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

RECLASSIFICATIONS

Amounts in the condensed consolidated financial statements as of April 30, 2001 have been reclassified to conform to the current period’s presentation.

DISCONTINUED OPERATIONS

The condensed consolidated financial statements present our healthcare solutions business as a discontinued operation. This business was sold to Koninklijke Philips Electronics, N.V. (“Philips”) on August 1, 2001 pursuant to an Asset Purchase Agreement dated as of November 17, 2000, as amended. The purchase price was subject to adjustment based on the terms of the agreements with Philips.

Prior period amounts have been restated, including reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million as a result of the sale to Philips in the fourth quarter of last year and $6 million and $4 million after-tax losses in the three and six months ended April 30, 2002, respectively.

We signed an agreement with Philips, dated as of May 15, 2002, finalizing the purchase price adjustments from the sale. The adjustments were based on the determination of the final purchased net assets and our performance of certain services for Philips and did not result in a material adjustment to the gain on sale. Since August 1, 2001, we have received $90 million of the $100 million withheld by Philips from the total purchase price at the time of the sale. We expect to receive the remaining $10 million by the end of our fourth quarter, after we have provided certain services to Philips.

IMPACT OF FOREIGN CURRENCIES

In the three months ended April 30, 2002, the U.S. dollar weakened against the Japanese yen and remained relatively stable against the euro. In the six months ended April 30, 2002, the U.S. dollar strengthened against the Japanese yen and remained relatively stable against the euro. Movements in U.S. dollar exchange rates with respect to the Japanese yen, euro, and other foreign currencies had no material effect on our net revenue or operating expenses in the three or six months ended April 30, 2002. Our hedging activities are expected to reduce the risk of material impact on our financial statements from further fluctuations in the currency markets for the rest of the fiscal year.

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are revenue recognition, inventory valuation, valuation of long-lived assets and accounting for income taxes.

Revenue is recognized on a sale to a customer only after the product or service has been delivered or installed and accepted by the customer, if necessary. In certain circumstances, we record estimated reductions to revenue for certain product returns and price protection activities. We monitor the creditworthiness of our customers and do not record revenue on sales if collection is not reasonably assured. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future revisions to revenue.

We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current economic conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously reserved for may be sold, resulting in cost of sales lower than expected in that period.

We assess the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions could result in material impairment charges in future periods.

Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. Our provision for income taxes is dependent upon an estimate of taxable income and other factors for the full year in each of the jurisdictions in which we operate. However, if our actual results differ from our estimates, our tax rate may change in future periods. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of April 30, 2002, because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period.

BUSINESS OVERVIEW AND OUTLOOK

As we look forward to the third and fourth quarters, we are encouraged by the notable rise in first calendar quarter U.S. economic activity, and by comparable improvements in many parts of Asia. We saw a second quarterly sequential increase in incoming orders after the previous five quarters of declines, and our revenues increased sequentially for the first time in the last six quarters. The outlook for the specific markets that we serve, however, remains very mixed. The recovery in semiconductor and semiconductor equipment markets is gaining both momentum and breadth as demonstrated by a 38 percent sequential increase in orders for our semiconductor products group. Communications markets show varying trends, with wireless local area network and wireless telecommunications markets showing some signs of turnaround, particularly in research and development applications. Conditions in the general purpose test market may have bottomed, consistent with the fact that this market normally lags general economic activity. Wireline telecommunications remains very weak, and portions of that market are still deteriorating. We do not anticipate a recovery in the long-haul optical markets before next year. On balance, diversification will continue to be an asset in these still very difficult times. We anticipate another modest increase in third quarter revenue and believe that after excluding goodwill and other intangible amortization, restructuring and asset impairment charges and other non-recurring items we are on track to achieve profitability in the fourth quarter.

RESTRUCTURING AND ASSET IMPAIRMENT

We recorded approximately $35 million of restructuring and asset impairment charges (collectively referred to as “restructuring charges” below) in this quarter. Of this amount, $5 million was included in costs of products and services, $4 million was included in research and development expenses and $26 million was included in selling, general and administrative expenses (which included $3 million of asset impairment charges). In the six months ended April 30, 2002 approximately $140 million of restructuring and asset impairment charges were recognized. Of this amount, $53 million was included in costs of products and services (which included $7 million of asset impairment charges), $16 million was included in research and development expenses and $71 million was included in selling, general and administrative expenses (which included $8 million of asset impairment charges). These costs were primarily severance payments in connection with employees affected by our restructuring plans. We have reduced our workforce by approximately 6,000 as of April 30, 2002 and have achieved savings of approximately $120 million this quarter from the restructuring efforts. We believe we are on track to achieve our planned savings of approximately $300 million per quarter, and to substantially complete our restructuring plans, by the fourth quarter of this year.

RESULTS OF OPERATIONS

Our company is a global diversified technology organization that provides enabling solutions to high growth markets within the communications, electronics and life sciences industries.

ORDERS AND NET REVENUE

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,
	2002	2002	2001	2002	2001

	(in millions)
Orders	$1,597	$1,465	$1,397	$3,062	$3,869
Net Revenue:
Products	$1,268	$1,245	$2,174	$2,513	$4,495
Services & other	189	181	232	370	476

Total net revenue	$1,457	$1,426	$2,406	$2,883	$4,971

Overall orders increased 14 percent in the three months ended April 30, 2002 and decreased 21 percent in the six months ended April 30, 2002, as compared to the same periods in 2001. Order cancellations were about $90 million in the current quarter as compared to about $500 million in the same period in 2001. Sequentially, orders were up 9 percent in the current quarter, the second consecutive increase after five quarters of steep declines. The semiconductor products group has led all of these increases, indicating the beginning of a recovery in this market.

Sequentially, net revenue increased by 2 percent, the first sequential rise in six quarters. Net revenue decreased 39 percent and 42 percent in the three and six months ended April 30, 2002, respectively, as compared to the same periods in 2001. The decrease in these periods was primarily due to the slowdown in the telecommunications industry and the relatively depressed state of the semiconductor industry. Customers within the communications and general purpose test markets are uncertain about the business environment and in an effort to cut costs are often choosing used equipment through other channels over new purchases, when they are buying equipment. We have had to increase trade discounts from this time last year to remain competitive, as have many of our competitors. Product revenue in the second quarter of 2001 included $140 million related to the sale of leasing assets to The CIT Group, which was not repeated in the current quarter. Services and other revenue consists primarily of revenue generated from servicing our installed base of products, warranty extensions, consulting and operating lease revenue. Our operating lease revenue has decreased in 2002 as a result of the sale of leasing assets to The CIT Group in 2001. Service revenue decreased compared to the prior year as customers began choosing to pay for service work on a time and materials basis rather than renewing their service contracts.

COSTS AND EXPENSES

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,	April 30,
	2002	2002	2001	2002	2001

Cost of products as a percentage of product revenue	59%	62%	57%	61%	52%
Cost of services and other as a percentage of service revenue	54%	55%	49%	55%	50%
Total cost of goods as a percentage of total revenue	59%	62%	56%	60%	52%
Research and development as a percentage of total revenue	20%	21%	14%	20%	13%
Selling, general and administrative as a percentage of total revenue	46%	49%	32%	47%	30%
Total costs as a percentage of total revenue	124%	131%	102%	127%	95%

Total cost of goods as a percentage of total revenue increased 3 percentage points in the three months ended April 30, 2002, as compared to the same period in 2001. In the first six months of 2002, total cost of goods as a percentage of total revenue increased 8 percentage points as compared to the same period in 2001. The increases were primarily attributable to the fixed nature of our manufacturing and service costs, which decreased at a slower pace than revenue but also due to restructuring charges in the current periods. Sequentially, total cost of products as a percentage of revenue decreased 3 percentage points as a result of our continued restructuring and cost cutting initiatives.

Cost of products and services also included restructuring charges and amortization of intangibles of $15 million and $73 million in the three months and six months ended April 30, 2002, respectively, compared to $2 million and $4 million in the same periods a year ago. Excluding the amortization and restructuring charges from the second quarter of 2002 and 2001, total cost of goods as a percentage of total revenue was approximately flat. For the six months ending April 30, 2002 excluding the amortization and restructuring charges from both periods, cost of goods increased 6 percentage points in 2002 compared to the same period in 2001. Inventory charges in the six month period ended April 30, 2002 were $22 million, net of reversals, a decrease of approximately $150 million from the comparable period a year ago. As discussed above, we continually monitor our reserves for excess and obsolete inventory. In the current quarter we reversed approximately $10 million of reserves for products sold in the current period.

Research and development expenses declined 13 percent in dollar terms, but increased as a percentage of net revenue in 2002 by 6 percentage points in the three months ended April 30, 2002, as compared to the same period in 2001. In the first six months of 2002, research and development expenses declined 10 percent in dollar terms, primarily as a result of our restructuring efforts, but increased as a percentage of net revenue by 7 percentage points as compared to the same period in 2001. The increases were primarily attributable to the steep decline in revenues that we have experienced since the early part of 2001, coupled with our continuing commitment to develop new products and technologies. Our research and development efforts focus on potential new products covering a wide variety of technologies, none of which is individually significant to our operations. Research and development expenses also included restructuring charges of $4 million and $16 million in the three months and six months ended April 30, 2002, respectively.

Selling, general and administrative expenses as a percentage of net revenue in 2002 increased 14 and 17 percentage points in the three and six months ended April 30, 2002, respectively, as compared to the same periods in 2001. The increases were primarily attributable to declines in revenues outpacing declines in expenses. In addition, expenses in the current year included increased restructuring charges and goodwill amortization compared to the prior year, partially offset by savings generated by the restructuring programs. Total selling, general and administrative expenses included restructuring charges of $26 million and $71 million in the three months and six months ended April 30, 2002, respectively. Goodwill and other intangible assets from various acquisitions resulted in $85 million and $171 million of amortization expense in the three and six months ended April 30, 2002, respectively. Excluding goodwill and other intangible asset amortization and restructuring charges from both periods, our selling, general and administrative expenses decreased $135 million or 20 percent and $262 million or 19 percent in the three and six months ended April 30, 2002, respectively. We have undertaken many cost reduction measures including temporary salary decreases and headcount reductions. We expect to recognize additional savings from those and other planned reductions going forward into the rest of the year.

Our monthly average headcount declined to 39,000 in the first six months of 2002 as compared to 43,000 in the first six months of last year. At April 30, 2002 our end of period headcount was 38,000 compared to 44,000 at April 30 last year.

OTHER INCOME (EXPENSE), NET

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,	April 30,
	2002	2002	2001	2002	2001

	(in millions)
Other income (expense), net	$22	$19	$260	$41	$277

Other income (expense), net, generally includes interest income, interest expense, rental income, currency gain (loss) and other miscellaneous items. The decreases in other income (expense) compared to 2001 were primarily due to a $269 million gain on sale of land in the three months ended April 30, 2001. The impact of the change in functional currency from U.S. dollar to the local currency for certain of our foreign subsidiaries on November 1, 2001 had no material impact in the three and six months ended April 30, 2002.

(BENEFIT) PROVISION FOR TAXES

For the first six months of 2002, our effective tax rate was 25 percent. This rate was calculated using an estimate of our expected annual pretax loss for 2002, reflecting the continuing impact of the global economic downturn. Our effective tax rate is impacted by the effects of business acquisitions and dispositions, the expected level of tax benefits as well as the mix of our pretax earnings among jurisdictions with varying statutory rates.

SEGMENT RESULTS

In November 2001, we changed the method by which we allocate corporate expenses to the segments. Prior period (loss) earnings from operations have been restated accordingly. (Loss) earnings from operations of the segments continue to be measured before the effect of the amortization of goodwill and other intangible assets, restructuring charges and other non-recurring items.

Starting in 2001, the overall trends in the global economy resulted in sequential weakening each quarter for most of our businesses, but particularly those that serve the telecommunications and semiconductor industries. We took action to align our cost structures to the new environment through cost containment initiatives, workforce management and reduced capital spending. In many cases our cost structures were relatively fixed in relation to the steep decline in revenues that we experienced throughout 2001. Business conditions remain difficult, but we have been encouraged by signs of economic recovery during the first half of 2002 and by the savings achieved to date from our restructuring efforts. As a result of the rapidly changing environment, comparisons of business performance between this year and last have been supplemented with comparisons to the prior quarter, where appropriate.

TEST AND MEASUREMENT

Our test and measurement business provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices and networks.

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,	April 30,
	2002	2002	2001	2002	2001

	(in millions except for operating (deficit) margin)
Orders	$836	$832	$932	$1,668	$2,552
Net revenue from products	$685	$697	$1,492	$1,382	$3,011
Net revenue from services and other	129	125	169	254	355

Total net revenue	$814	$822	$1,661	$1,636	$3,366
(Loss) earnings from operations	$(218)	$(229)	$104	$(447)	$370
Operating (deficit) margin	(27)%	(28)%	6%	(27)%	11%

Orders declined 10 percent and 35 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001. Sequentially, orders in the second quarter of 2002 were flat on a percentage basis compared to the first quarter, but increased on a dollar basis for the second consecutive quarter. Order cancellations for the second quarter have substantially decreased when compared to the same period in 2001. The current quarter saw particular strength in semiconductor test equipment orders when compared to the three and six month periods of last year primarily due to system-on-a-chip and flash memory testers. Orders for the communications test market decreased for the three and six months ended April 30, 2002 compared to prior year, but increased 10 percent on a sequential basis. This business remains difficult as customers continue to cut their capital expenditures and we face continued pricing pressures from our competitors. However, certain sections of this market are beginning to invest in new technologies, particularly in 2.5- and 3-gigabit applications. Orders for general purpose test equipment remain down, both sequentially and for the three and six month period compared to last year as major contract manufacturers continue to react to excess capacity. However, we continue to see steady demand from aerospace and defense customers.

Net revenues from products for the test and measurement business were down 54 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001, while net revenues from services were down 24 percent and 28 percent for the same periods. Sequentially, net revenues from products were down 2 percent compared to the first quarter of 2002 while there was a 3 percent increase for service revenues. Net revenues from products have been impacted by customers’ increased willingness to turn to used equipment, and pricing pressures from our competitors. Increased product discounting and interest in the market for used equipment are expected to continue for the rest of the year, which may have an adverse impact on future revenues and gross margins. Revenues from services and other were lower year over year as fewer customers are renewing their service contracts.

Costs of products and services as a percentage of net revenue for the second quarter increased 5 percentage points from the same time last year mainly as a result of dramatically reduced demand causing low production volumes and the increased use of discounts to gain business, which were slightly offset by cost savings initiatives. Inventory write-offs for the three- and six-month periods ending April 30, 2002 were significantly lower than for the same periods in 2001.

Research and development costs as a percentage of net revenue increased 10 percentage points and 11 percentage points in the three- and six-month periods ended April 30, 2002, respectively, as compared to the same periods a year ago. The increases were due to the steep decline in revenues that we have experienced since the early part of 2001, coupled with our continuing commitment to develop new products and technologies. Sequentially, research and development costs were down 3 percent as a result of workforce management savings and continued control over discretionary spending.

Selling, general and administrative expenses as a percentage of net revenue increased 18 and 19 percentage points in the three- and six-month periods ended April 30, 2002, respectively, as compared to the same periods a year ago. The increases were attributable to the fact that revenues declined faster than the decline in expenses. Restructuring and other cost-cutting initiatives have resulted in a decrease in selling, general and administrative expenses of approximately 21 percent on a dollar basis from the second quarter of 2001.

Compared to the second quarter of 2001, revenues in the second quarter of 2002 decreased $847 million but operating results declined only $322 million. For the six months ended April 30, 2002, operating results declined $817 million on revenues that decreased $1,730 million, when compared to the same period in 2001. In dollar terms, expenses decreased at a greater rate than revenues. Sequentially, operating losses were slightly lower than in the first quarter due to continued discretionary spending controls and net savings due to workforce management.

SEMICONDUCTOR PRODUCTS

Our semiconductor products business provides fiber optic communications devices and assemblies, components and integrated circuits for wireless networking, computing and printing applications, image sensors and general-purpose optoelectronic components.

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,	April 30,
	2002	2002	2001	2002	2001

	(in millions except for operating deficit)
Orders	$476	$346	$200	$822	$753
Net revenue	$371	$327	$455	$698	$1,047
Loss from operations	$(26)	$(50)	$(85)	$(76)	$(23)
Operating deficit	(7)%	(15)%	(19)%	(11)%	(2)%

Orders for semiconductor products were up 138 percent and 9 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001. Sequentially, orders were up 38 percent. The strength in orders is mainly in our personal systems products, specifically in components used in printing products and computing, such as the optical mouse. Networking orders were also up sequentially as demand for our 2-gigabit fiber channel solutions increased.

Semiconductor products net revenue was down 18 percent and 33 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001. However, revenues increased 13 percent sequentially for the group as a whole. Personal system product sales were strong while networking sales remain weak as our customers’ capital spending cuts continued. As a percentage of net revenue for the semiconductor products business, revenue from sales to the group’s largest customer, Hewlett-Packard, consisting primarily of printer components and motion control products, were flat for the three and six months ended April 30, 2002, as compared to the same periods in 2001.

Cost of products as a percentage of net revenue for the semiconductor products group was down 11 percentage points and up 2 percentage points for the three and six months ended April 30, 2002, as compared to the same periods in 2001. Sequentially, cost of products as a percentage of revenues was down 3 percentage points from the first three months of this year as a result of savings from reduced headcount and favorable variances as production volume increased, including a $10 million reversal of previously-recorded inventory reserves for products sold in the current period. If the outlook for this business improves beyond our current expectations, we may sell additional inventory on which we have previously recorded reserves.

Research and development expenses as a percentage of net revenue were flat and up 3 percentage points for the three and six months ended April 30, 2002, respectively, as compared to the same periods in 2001. Research and development costs as a percentage of net revenue increased due to the steep decline in revenues that we have experienced since the early part of 2001, coupled with our continuing commitment to develop new products and technologies. Sequentially, research and development expenses were down 2 percentage points from the first three months of this year as a result of the sequential increase in revenues.

Selling, general and administrative costs as a percentage of net revenue were flat and up 4 percentage points for the three and six months ended April 30, 2002, as compared to the same periods in 2001. In dollar terms, expenses were 20 percent and 21 percent lower for the three and six months ended April 30, 2002 compared to the same periods in 2001, respectively.

Operating losses were reduced by $59 million for the three months ended April 30, 2002 compared to 2001, a 69 percent improvement despite an 18 percent drop in revenues. For the six months ended April 30, 2002, losses increased $53 million compared to the same period in 2001. The decline in revenues, orders and profitability began to impact the business in the first half of 2001 and deepened in the latter part of the year. Sequentially, net revenue increased 13 percent while operating loss decreased 48 percent.

LIFE SCIENCES AND CHEMICAL ANALYSIS

Our life sciences and chemical analysis business (formerly known as our chemical analysis group) provides analytical instruments, systems and services for chromatography, spectroscopy, bio-instrumentation and consumables to the chemical and life science markets.

	Three Months Ended			Six Months Ended

	April 30,	January 31,	April 30,	April 30,	April 30,
	2002	2002	2001	2002	2001

	(in millions except for operating margin)
Orders	$285	$287	$265	$572	$564
Net revenue from products	$212	$221	$227	$433	$437
Net revenue from services and other	60	56	63	116	121

Total net revenue	$272	$277	$290	$549	$558
Earnings from operations	$25	$38	$20	$63	$27
Operating margin	9%	14%	7%	11%	5%

Orders in life sciences and chemical analysis were up 8 percent and 1 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001. A majority of our new product orders are the result of new applications on the ChemChip and microarray platforms.

Total net revenue for life sciences and chemical analysis was down 6 percent and 2 percent for the three and six months ended April 30, 2002, as compared to the same periods in 2001 due to the market downturn affecting our customers. In addition, delays in the release of government and pharmaceutical companies’ budgets reduced revenue in the first six months of 2002 when compared to the prior year.

Cost of products and services as a percentage of net revenue was flat and down 3 percentage points for the three and six months ended April 30, 2002, as compared to the same periods in 2001 as a result of cost control programs. Research and development costs as a percentage of net revenue were flat for the three and six months ended April 30, 2002 as compared to the same periods last year. Selling, general and administrative costs as a percentage of net revenue decreased 2 percentage points and 3 percentage points for the three and six months ended April 30, 2002 as compared to the same periods in 2001 due to cost controls over discretionary spending. The factors noted above also contributed to increased operating profits in the three and six months ended April 30, 2002 when compared to the same periods a year ago.

FINANCIAL CONDITION — LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $2,235 million as of April 30, 2002 from $1,170 million as of October 31, 2001. We used $262 million of cash in operating activities during the first six months of 2002 compared to $57 million for the corresponding period in 2001. Of the $262 million cash used in operations, approximately $144 million was spent on restructuring activities, primarily severance payments, and $76 million was contributed to the U.S. pension trust fund. Excluding restructuring payments and the U.S. pension trust fund contribution, our operations for the three months ended April 30, 2002 generated cash for the first time since the third quarter of 2001.

Net cash provided by investing activities in the first six months of 2002 was $105 million, compared to usage of $849 million for the corresponding period in 2001. The bulk of our cash increase was the result of a payment on our lease receivable, while in January 2001 we invested $690 million to acquire Objective Systems Integrators, Inc. Our overall strategy of tight spending controls and cash conservation in the face of the weak economy is evidenced by our significantly decreased investments in property, plant and equipment compared to 2001.

In November 2001, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due 2021. A registration statement filed on behalf of certain holders of the debentures became effective on April 11, 2002. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture agreement dated November 27, 2001) and are redeemable at our option at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a Fundamental Change (as defined in the Indenture agreement) at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture agreement) in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. More information regarding the terms of the debentures, including conversion price, Fundamental Change and the interest rate reset can be found in the Indenture agreement dated November 27, 2001.

In early 2001 we entered into a $150 million one-year revolving credit facility with the same terms and conditions as our then-existing $250 million 364-day and $250 million five-year revolving credit facilities. We borrowed $110 million against the $150 million revolving credit facility and $500 million in commercial paper supported by the two $250 million facilities in the first six months of 2001. The $150 million facility was terminated on August 1, 2001. As of April 30, 2002, there were no balances outstanding under either of the two $250 million facilities, which terminate on November 2, 2002 and November 5, 2005, respectively.

During the six months ended April 30, 2002, we received $72 million from the purchase of our common stock under existing employee stock plans, compared with $61 million for the corresponding period in 2001. We also received a net additional cash payment of $23 million from our sale of the healthcare solutions business, for initial integration services provided by us to Philips prior to October 31, 2001 in accordance with the Asset Purchase Agreement, dated as of November 17, 2000, as amended. In May 2002, we received an additional payment of approximately $70 million in sales proceeds from Philips. We expect further payments from Philips of up to $10 million later in 2002.

We believe that our current cash and cash equivalents, existing bank credit facilities and other borrowing capabilities are sufficient to satisfy our expected working capital, capital expenditure and other liquidity needs for the present and reasonably foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

     The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Orders for our semiconductor products business have recently increased, but demand in this industry remains volatile so the strength of the underlying trend of increasing orders is uncertain.

     We are uncertain how long the current downturn will last. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. In addition, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required.

The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

     Our semiconductor and test and measurement businesses have been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 up until the end of fiscal 2001, we experienced declines in orders. During the first half of fiscal 2002 we have seen a growth in orders quarter to quarter, but the absolute order and revenue numbers are still significantly below the first half of fiscal 2000 and fiscal 2001. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced our workforce, frozen hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We have also initiated short-term facility closures to reduce production levels.

     In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people and we expect to complete implementation of these workforce reductions in 2002. In addition, from May 1 to October 31 of 2001, we instituted a 10 percent pay reduction applicable to all employees globally, wherever legally permissible. Starting in the first fiscal quarter of 2002, we continued the 10 percent pay reduction for approximately 2,000 of our senior managers. In February of 2002, we reinstated the pay reduction at a rate of 5 percent for our other employees, wherever legally permissible. The reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. In addition to these measures, we are continuing our initiatives to streamline our operations.

     There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

As demand for our products does not match our manufacturing capacity, our earnings may continue to suffer.

     Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our earnings. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Failure to adjust our orders for parts due to changing market conditions could adversely affect our earnings.

     Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and through the six months ended April 30, 2002, we have incurred approximately $22 million in inventory related charges. If the demand for our products continues to decrease, we may experience an excess of parts again and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our parts supply quickly enough to meet increasing demand for our products. Certain parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to substitute without significant reengineering of our products. Suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

We are in the process of implementing new information systems, and problems with the redesign and implementation of these new systems could interfere with our operations.

     We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that we created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. Failure to smoothly and successfully implement these and other systems could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our legacy or new information systems could prevent us from taking customer orders, shipping products, billing customers or fulfilling certain contractual obligations and could harm our business.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the debentures.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our products has decreased or remained flat in recent periods, our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. The reduction in the backlog of our orders also has significantly affected our ability to efficiently plan production and inventory levels, which has led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of a revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

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

     Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

     The current U.S. and international response to terrorism could exacerbate these risks. For example, there may be an increased risk of political unrest in regions such as Southeast Asia, where we have significant manufacturing operations. This could disrupt our ability to manufacture products or important parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations for continued manufacture and assembly. Any such delay or interruption could have an adverse effect on our results of operations.

Our business will suffer if we are not able to retain and hire key personnel.

     Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Although the labor market has changed dramatically within the past two years, and our attrition rate has remained low, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

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

     In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect Agilent’s other businesses to the extent that these customers also purchase other Agilent products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

If sales of custom integrated circuits to Hewlett-Packard decline, our semiconductor products revenue will suffer, and we are limited in our ability to sell these integrated circuits to other companies.

     Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended April 30, 2002, sales from our semiconductor products group to Hewlett-Packard accounted for approximately 8 percent of our total net revenue and approximately 31 percent of our semiconductor products business’ net revenue. For the six months ended April 30, 2002, sales from our semiconductor products group to Hewlett-Packard accounted for approximately 8 percent of our total net revenue and approximately 32 percent of our semiconductor products business’ net revenue.

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

     Some of our chemical analysis business’ products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved.

     Some of our properties are undergoing remediation by Hewlett-Packard for subsurface contaminations that were known at the time of our separation from Hewlett-Packard. Hewlett-Packard has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, Hewlett-Packard will have access to our properties to perform remediation. While Hewlett-Packard has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Hewlett-Packard will continue to fulfill its indemnification or remediation obligations.

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

     Our semiconductor and other manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. We may be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

We and our customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

     Our businesses are subject to various significant international, federal, state and local regulations, including but not limited to health and safety, packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

     Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the U.S. Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

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

     We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses has changed as a result of our separation from Hewlett-Packard. In the past, as a part of Hewlett-Packard, we benefited from our access to Hewlett-Packard’s entire intellectual property portfolio when asserting counterclaims and negotiating cross-licenses with third parties. Our current patent cross-license agreement with Hewlett-Packard gives us only a limited right to sublicense a portion of Hewlett-Packard’s intellectual property portfolio. Accordingly, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have sublicensed Hewlett-Packard’s entire intellectual property portfolio. Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

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

     We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

     Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. We have significant facilities in areas with above average seismic activity, such as our production facilities, headquarters and Agilent Laboratories in California, and our production facilities in Washington and Japan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our companies. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to six months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-K for the period ended October 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 27 of this report.

     (b)  Reports on Form 8-K:

None.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2002	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.

10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.6	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed on January 22, 2002.*

10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 19, 2001.

10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K filed on November 19, 2001.

10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s Form 10-Q filed on March 19, 2001.

10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.

10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.13	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.14	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of November 1, 2001). Incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.15	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.16	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated, Effective May 22, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

Exhibit
Number	Description

10.17	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002.

11.1	See Note 4 in Notes to Condensed Consolidated Financial Statements on page 7.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None.

20-21	Not applicable.

22.	None.

23.1	None.

24.	None.

25-26.	Not applicable.

27-98.	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.