Form 10-Q
period 2002-07-31
AGILENT TECHNOLOGIES INC
filed 2002-09-13
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]      NO [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT JULY 31, 2002 466,705,920 SHARES

AGILENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net revenue:
Products	$1,192	$1,620	$3,705	$6,115
Services and other	199	199	569	675

Total net revenue	1,391	1,819	4,274	6,790

Costs and expenses:
Cost of products	740	980	2,269	3,315
Cost of services and other	106	95	309	335
Research and development	283	303	870	956
Selling, general and administrative	691	772	2,046	2,270

Total costs and expenses	1,820	2,150	5,494	6,876

Loss from operations	(429)	(331)	(1,220)	(86)
Other income (expense), net	6	35	47	312

(Loss) earnings from continuing operations before taxes	(423)	(296)	(1,173)	226
(Benefit) provision for taxes	(200)	(76)	(386)	183

(Loss) earnings from continuing operations	(223)	(220)	(787)	43
(Loss) earnings from discontinued operations (net of taxes of $4 million and $15 million for the three and nine months ended July 31, 2001, respectively)	—	(5)	—	6
Loss from sale of discontinued operations (net of taxes of $3 million and $6 million for the three and nine months ended July 31, 2002, respectively)	(5)	—	(9)	—

(Loss) earnings before cumulative effect of accounting changes	(228)	(225)	(796)	49
Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	—	—	(25)
Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	—	—	—	(47)

Net loss	$(228)	$(225)	$(796)	$(23)

Net (loss) earnings per share — Basic and diluted:
(Loss) earnings from continuing operations	$(0.48)	$(0.48)	$(1.69)	$0.09
(Loss) earnings from discontinued operations	—	(0.01)	—	0.01
Loss from sale of discontinued operations	(0.01)	—	(0.02)	—
Cumulative effect of adopting SFAS No. 133	—	—	—	(0.05)
Cumulative effect of adopting SAB 101	—	—	—	(0.10)

Net loss	$(0.49)	$(0.49)	$(1.71)	$(0.05)

Average shares used in computing basic and diluted net (loss) earnings per share:
Basic:	466	459	465	457
Diluted:	466	459	465	463

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except par value and share data)

	July 31,	October 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,105	$1,170
Accounts receivable, net	873	977
Inventory	1,301	1,491
Net investment in lease receivable	1	237
Other current assets	699	924

Total current assets	4,979	4,799
Property, plant and equipment, net	1,713	1,848
Goodwill and other intangible assets, net	780	1,070
Other assets	965	269

Total assets	$8,437	$7,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373	$392
Employee compensation and benefits	498	576
Deferred revenue	278	279
Accrued taxes and other accrued liabilities	809	755

Total current liabilities	1,958	2,002
Senior convertible debentures	1,150	—
Other liabilities	328	325

Total liabilities	3,436	2,327

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding
Common stock; $0.01 par value; 2 billion shares authorized; 467 million shares at July 31, 2002 and 461 million shares at October 31, 2001 issued and outstanding	5	5
Additional paid-in capital	4,862	4,723
Retained earnings	135	931
Accumulated comprehensive loss	(1)	—

Total stockholders’ equity	5,001	5,659

Total liabilities and stockholders’ equity	$8,437	$7,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	July 31,

	2002	2001

Cash flows from operating activities:
Net loss from continuing operations	$(787)	$(29)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	548	516
Inventory-related charges	32	272
Deferred taxes	3	7
Asset impairment charges	30	74
Retirement plans curtailment gain	(19)	—
Net gain on divestitures and sale of assets	(12)	(425)
Cumulative effect of adopting SFAS No. 133	—	41
Changes in assets and liabilities:
Accounts receivable	104	765
Inventory	182	(357)
Accounts payable	(26)	(322)
U.S. pension trust fund contribution	(76)	—
Employee compensation and benefits	(1)	(104)
Income taxes	(461)	(216)
Other current assets and liabilities	127	(76)
Other long-term assets and liabilities	(87)	97

Net cash (used in) provided by operating activities	(443)	243

Cash flows from investing activities:
Investments in property, plant and equipment	(213)	(730)
Dispositions of property, plant and equipment	—	633
Proceeds from net investment in lease receivable	237	—
Purchase of equity investments	(15)	(23)
Acquisitions, net of cash acquired	—	(904)
Proceeds from dispositions	26	—
Other, net	—	16

Net cash provided by (used in) investing activities	35	(1,008)

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	1,123	—
Issuance of common stock under employee stock plans	131	132
Net proceeds from notes payable and short-term borrowings	1	674

Net cash provided by financing activities	1,255	806

Net cash provided by (used in) discontinued operations	88	(38)

Change in cash and cash equivalents	935	3

Cash and cash equivalents at beginning of period	1,170	996

Cash and cash equivalents at end of period	$2,105	$999

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended July 31, 2001 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the three months and nine months ended July 31, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of July 31, 2002, consolidated results of operations for the three and nine months ended July 31, 2002 and 2001, and consolidated cash flow activities for the nine months ended July 31, 2002 and 2001.

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

The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

Foreign Currency Translation.

Effective November 1, 2001, we have determined that the functional currency for some of our subsidiaries outside the United States of America has changed from the U.S. dollar to local currency based on the criteria of Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. This change did not have a material impact on our condensed consolidated financial position as of November 1, 2001.

Depreciation.

The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after November 1, 2001. For property, plant and equipment placed into service prior to November 1, 2001, depreciation is principally provided using accelerated methods. The change in accounting principle was made in order to align our policies more closely with other companies in our industry. The effect of this change on the net loss for the current quarter and nine-month period ended July 31, 2002 was not material.

New Accounting Pronouncements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. We plan to adopt SFAS No. 142 in the first quarter of 2003, at which time we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. After the initial assessment of goodwill under the new standard, we are required to identify reporting units and assign all related assets and liabilities and goodwill to these reporting units. We then must complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS No. 142, requires that we determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we are then required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than October 31, 2003. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of November 1, 2002, the beginning of our fiscal year. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first quarter of 2003. Until we adopt the new standard, we will continue to amortize all goodwill existing at June 30, 2001 and to test all goodwill for impairment using the method of projecting undiscounted cash flows as required by SFAS No. 121. Currently, we have not yet completed our analysis under SFAS No. 142. However, the adoption of SFAS No. 142 is expected to have a material impact on our results of operations primarily because goodwill will no longer be amortized subsequent to the adoption of SFAS No. 142. Amortization of goodwill was $82 million and $247 million for the three and nine months ended July 31, 2002, respectively. The value of goodwill in our balance sheet as of July 31, 2002 was $682 million.

There have been no changes in our assessment of the timing and impact of the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” since the filing of our Annual Report on Form 10-K. We are expecting to adopt SFAS No. 144 in fiscal year 2003. We do not believe that it will have a material impact on our consolidated financial position, results of operations, or cash flows.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We are currently assessing the impact that adoption of SFAS No. 146 will have on our financial position and results of operations.

3. DISCONTINUED OPERATIONS

The condensed consolidated financial statements present our healthcare solutions business as a discontinued operation. This business was sold to Koninklijke Philips Electronics, N.V. (“Philips”) on August 1, 2001 pursuant to an Asset Purchase Agreement dated as of November 17, 2000, as amended. The purchase price was subject to adjustment based on the terms of the agreements with Philips.

We recorded an after-tax gain of $646 million as a result of the sale to Philips in the fourth quarter of last year and $5 million and $9 million after-tax losses in the three and nine months ended July 31, 2002, respectively.

We signed an agreement with Philips, dated as of May 15, 2002, finalizing the purchase price adjustments from the sale. The adjustments were based on the determination of the final purchased net assets and our performance of integration services for Philips and did not result in a material adjustment to the gain on sale. Since August 1, 2001, we have received $95 million of the $100 million withheld by Philips from the total purchase price at the time of the sale. We expect to receive the remaining $5 million by the end of our fourth quarter, after we have completed integration services to Philips. Our contractual obligation to provide services to Philips will end by October 31, 2002.

4. NET (LOSS) EARNINGS PER SHARE

The following is a presentation of the numerators and a reconciliation of the denominators of the basic and diluted net (loss) earnings per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

	(in millions, except per share data)
Numerators:
(Loss) earnings from continuing operations	$(223)	$(220)	$(787)	$43
(Loss) earnings from discontinued operations	—	(5)	—	6
Loss from the sale of discontinued operations	(5)	—	(9)	—
Cumulative effect of adopting SFAS No. 133	—	—	—	(25)
Cumulative effect of adopting SAB 101	—	—	—	(47)

Net loss	$(228)	$(225)	$(796)	$(23)

Denominators:
Basic weighted average shares outstanding	466	459	465	457
Dilutive effect of stock options and other employee stock plans	—	—	—	6

Diluted shares outstanding	466	459	465	463

5. INVENTORY

	July 31,	October 31,
	2002	2001

	(in millions)
Finished goods	$460	$400
Work in progress	157	239
Raw materials	684	852

	$1,301	$1,491

Inventory-related charges of $32 million and $272 million were recorded for the nine months ended July 31, 2002 and 2001, respectively.

6. COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss:

	Three Months Ended
	July 31,

	2002	2001

	(in millions)
Net loss	$(228)	$(225)
Other comprehensive income (loss):
Change in unrealized loss on investments, net	(2)	(11)
Change in unrealized gain (loss) on derivative instruments, net	1	(11)
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net income	(1)	7
Foreign currency translation	44	—

Total comprehensive loss	$(186)	$(240)

	Nine Months Ended
	July 31,

	2002	2001

	(in millions)
Net loss	$(796)	$(23)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	1	(29)
Change in unrealized gain on derivative instruments, net	1	1
Reclassification adjustment for realized loss relating to derivative instruments included in net income	(7)	(6)
Cumulative adjustment for foreign currency translation, as of November 1, 2001	(6)	—
Foreign currency translation	10	—
SFAS No. 133 cumulative transition adjustment	—	6
Reclassification adjustment for realized loss relating to warrants included in net income	—	22

Total comprehensive loss	$(797)	$(29)

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

Lines of Credit.

As of November 2, 2001, our 364-day revolving credit line was extended for an additional year. As of November 19, 2001, our 364-day and five-year revolving credit agreements were amended. Among other changes, the financial covenants were changed to limit the amount of debt that we can have relative to the sum of shareholders’ equity and debt, and to require minimum amounts of earnings before interest, taxes, depreciation and amortization on a rolling four-quarter basis. As of July 31, 2002, there were no outstanding balances under these agreements.

8. RESTRUCTURING AND ASSET IMPAIRMENT

During the third quarter of 2002, we continued to take steps to restructure our businesses as a result of the economic downturn that has impacted many of the markets that we serve. On November 15, 2001, we announced that we would eliminate an additional 4,000 jobs. This action enhanced and supplemented the plan we announced to eliminate approximately 4,000 jobs on August 20, 2001. As of July 31, 2002 we have reduced our workforce by approximately 7,100 and expect the program to be complete by the end of the calendar year. Approximately $78 million of restructuring and asset impairment charges were recognized this quarter. Of this amount, $16 million was included in costs of products and services (which included $6 million of asset impairment charges), $16 million was included in research and development expenses (which included $3 million of asset impairment charges) and $46 million was included in selling, general and administrative expenses (which included $11 million of asset impairment charges). In the nine months ended July 31, 2002 approximately $218 million of restructuring and asset impairment charges were recognized. Of this amount, $69 million was included in costs of products and services (which included $13 million of asset impairment charges), $32 million was included in research and development expenses (which included $3 million of asset impairment charges), and $117 million was included in selling, general and administrative expenses (which included $19 million of asset impairment charges) .

The three main components of our plan were related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce related charges were incurred as a result of our plan to reduce our workforce by 8,000 people; the cuts impacted all regions, all expense categories and most of our segments. Our plan to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. Machinery and equipment were impaired when production capacity for some product lines was reduced; leasehold improvement assets were deemed to be impaired where they related to facilities that we were vacating.

Restructuring charges for the nine months ended July 31, 2002 are shown in the table below:

			Impairment of
			Assets, primarily
	Workforce	Consolidation of	property, plant
(in millions)	reduction	Excess Facilities	and equipment	Total

Beginning balance at October 31, 2001	$52	$20	$17	$89

Total charge	166	17	35	218

Asset write-down	—	—	(52)	(52)

Cash payments	(176)	(8)	—	(184)

Ending balance at July 31, 2002	$42	$29	$—	$71

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

The following tables reflect the results of our reportable segments under our management system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the United States of America. The performance of each segment is measured based on several metrics including earnings from operations. These metrics are used, in part, by management in evaluating the performance of, and in allocating resources to, each of the segments.

			Life Sciences and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
Three months ended July 31, 2002:
Total net revenue	$715	$390	$286	$1,391
Earnings (loss) from operations	$(279)	$(24)	$42	$(261)
Three months ended July 31, 2001:
Total net revenue	$1,130	$420	$269	$1,819
Earnings (loss) from operations	$(135)	$(39)	$26	$(148)

			Life Sciences and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
Nine months ended July 31, 2002:
Total net revenue	$2,351	$1,088	$835	$4,274
Earnings (loss) from operations	$(726)	$(100)	$105	$(721)
Nine months ended July 31, 2001:
Total net revenue	$4,496	$1,467	$827	$6,790
Earnings (loss) from operations	$235	$(62)	$53	$226

     The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

			Nine Months
	Three Months Ended		Ended
	July 31,		July 31,

	2002	2001	2002	2001

	(in millions)
Total reportable segments’ (loss) earnings from operations	$(261)	$(148)	$(721)	$226
Amortization of goodwill and other intangibles	(95)	(109)	(286)	(238)
Restructuring and asset impairment	(78)	—	(218)	—
Capitalized software write-off	—	(74)	—	(74)
Other	5	—	5	—
Other income (expense), net	6	35	47	312

(Loss) earnings from continuing operations before taxes	$(423)	$(296)	$(1,173)	$226

This table highlights the material components of the reconciliation of our segment results to total enterprise results. In the three months ended July 31, 2001 we incurred a one-time $74 million charge for capitalized software that reflected a change in strategy for providing information systems for customer support. Other includes non-recurring adjustments. Other income (expense), net is comprised of one-time receipts of income such as the gain from sale of land, interest expense and other non-cash investment gains and losses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR LIQUIDITY POSITION, OUR EXPECTED OVERALL GROWTH, THE MATERIAL IMPACT FROM THE ADOPTION OF SFAS NO. 144, OUR FINANCIAL RESULTS, THE IMPACT OF THE ENTERPRISE RESOURCE PLANNING IMPLEMENTATION, SAVINGS FROM RESTRUCTURING PROGRAMS AND THE LENGTH OF THE ECONOMIC DOWNTURN THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW IN “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THIS FORM 10-Q.

BASIS OF PRESENTATION

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

RECLASSIFICATIONS

Amounts in the condensed consolidated financial statements for the periods ended July 31, 2001 have been reclassified to conform to the current period’s presentation.

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

We recorded an after-tax gain of $646 million as a result of the sale to Philips in the fourth quarter of last year and $5 million and $9 million after-tax losses in the three and nine months ended July 31, 2002, respectively.

We signed an agreement with Philips, dated as of May 15, 2002, finalizing the purchase price adjustments from the sale. The adjustments were based on the determination of the final purchased net assets and our performance of integration services for Philips and did not result in a material adjustment to the gain on sale. Since August 1, 2001, we have received $95 million of the $100 million withheld by Philips from the total purchase price at the time of the sale. We expect to receive the remaining $5 million by the end of our fourth quarter, after we have completed integration services to Philips. Our contractual obligation to provide services to Philips will end by October 31, 2002.

IMPACT OF FOREIGN CURRENCIES

In the three and nine months ended July 31, 2002, the U.S. dollar weakened against both the Japanese yen and the euro. Movements in U.S. dollar exchange rates with respect to the Japanese yen, euro, and other foreign currencies had no material effect on our net revenue or operating expenses in the three or nine months ended July 31, 2002. Our hedging activities are expected to reduce the risk of material impact on our financial statements from further fluctuations in the currency markets for the rest of the fiscal year.

FOREIGN CURRENCY TRANSLATION

Effective November 1, 2001, we have determined that the functional currency for several of our subsidiaries outside the United States of America has changed from the U.S. dollar to local currency based on the criteria of Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. This change did not have a material impact on our condensed consolidated financial position as of November 1, 2001.

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

Revenue is recognized on a sale to a customer only after the product or service has been delivered or installed and accepted by the customer, if necessary. We record estimated reductions to revenue for product returns and price protection activities where necessary. We monitor the creditworthiness of our customers and do not record revenue on sales if collection is not reasonably assured. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future revisions to revenue.

We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current economic conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in cost of sales lower than expected in that period.

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

Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. Our provision or benefit from income taxes is dependent upon an estimate of taxable income or loss and other factors for the full year in each of the jurisdictions in which we operate. However, if our actual results differ from our estimates, our tax rate may change in future periods. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of July 31, 2002 because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. We plan to adopt SFAS No. 142 in the first quarter of 2003, at which time, we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. After the initial assessment of goodwill under the new standard, we are required to identify reporting units and assign all related assets and liabilities and goodwill to these reporting units. We then must complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS No. 142, requires that we determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we are then required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than October 31, 2003. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of November 1, 2002, the beginning of our fiscal year. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first quarter of 2003. Until we adopt the new standard, we will continue to amortize all goodwill existing at June 30, 2001 and to test all goodwill for impairment using the method of projecting undiscounted cash flows as required by SFAS No. 121. Currently, we have not yet completed our analysis under SFAS No. 142. However, the adoption of SFAS No. 142 is expected to have a material impact on our results of operations primarily because goodwill will no longer be amortized subsequent to the adoption of SFAS No. 142. Amortization of goodwill was $82 million and $247 million for the three and nine months ended July 31, 2002, respectively. The value of goodwill in our balance sheet as of July 31, 2002 was $682 million.

There have been no changes in our assessment of the timing and impact of the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, since the filing of our Annual Report on Form 10-K. We are expecting to adopt SFAS No. 144 in fiscal year 2003. We do not believe that it will have a material impact on our consolidated financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We are currently assessing the impact that adoption of SFAS No. 146 will have on our financial position and results of operations.

BUSINESS OVERVIEW AND OUTLOOK

The outlook for the specific markets that we serve remains mixed. Most of our businesses have been impacted by the slowdown in the global economy and by the cyclical nature of the semiconductor and telecommunications industries. Three of our businesses, Life Sciences and Chemical Analysis, Semiconductor Products and Semiconductor Test within the test and measurement segment had year over year order growth of 7 percent, 38 percent and 121 percent, respectively. The gains were, however, largely offset by continued declines in our test and measurement businesses that serve the wireline telecommunications markets. In every business, pricing pressures remained intense, reducing our gross margins. Operationally, we continue to drive toward profitability and to make the new product investments that have been our growth engine for many years. We have plans to reduce costs by $50 million per quarter to an operational run rate of $1.6 billion over the next six to nine months by further reducing costs in those businesses most impacted by weak telecommunications markets, and by realizing savings from our ongoing IT systems investments. For the fourth quarter, we expect revenue in the range of $1.6 billion to $1.7 billion resulting in a net loss on a GAAP basis. After excluding goodwill and other intangible amortization, restructuring and asset impairment charges and other non-recurring items, we expect to record per share operating results in the range of $0.10 loss to breakeven.

RESTRUCTURING AND ASSET IMPAIRMENT

At October 31, 2001, we had one restructuring plan under way which was announced on August 20, 2001. On November 15, 2001 we enhanced and supplemented our plan once we had determined that the actions contemplated in August would not be sufficient to return Agilent to profitability. The three main components of our plan were related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce related charges were incurred as a result of our plan to reduce our workforce by 8,000 people; the cuts impacted all regions, all expense categories and most of our segments. Our plan to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. Machinery and equipment were impaired when production capacity for some product lines was reduced; leasehold improvement assets were deemed to be impaired where they related to facilities that we were vacating.

During the third quarter of 2002, we continued to take steps to restructure our businesses as a result of the economic downturn that has impacted many of the markets that we serve. We recorded approximately $78 million of restructuring and asset impairment charges in the quarter ended July 31, 2002. Of this amount, $16 million was included in costs of products and services, $16 million was included in research and development expenses and $46 million was included in selling, general and administrative expenses. Of the $78 million recorded in the three months ended July 31, 2002, $41 million was for workforce reduction, $17 million was for consolidation of excess facilities and $20 million was for asset impairment charges. In the nine months ended July 31, 2002 approximately $218 million of restructuring and asset impairment charges were recognized. Of this amount, $69 million was included in costs of products and services, $32 million was included in research and development expenses and $117 million was included in selling, general and administrative expenses. Of the $218 million recorded in the nine months ended July 31, 2002, $166 million was for workforce reduction, $17 million was for consolidation of excess facilities and $35 million was for asset impairment charges. We have reduced our workforce by approximately 7,100 as of July 31, 2002 and have achieved collective savings of approximately $265 million this quarter from the restructuring efforts compared to our cost structure at the time of the original plan to reduce our costs. We believe we are on track to achieve our planned savings of approximately $300 million per quarter, and to substantially complete the restructuring plan we put in place in 2001, by the fourth quarter of this year.

We expect additional workforce related charges in the fourth quarter of 2002 of approximately $5 million in respect of the restructuring plan that is currently under way. The majority of workforce-related payments of $42 million that were accrued as of July 31, 2002 will be paid out to approximately 800 employees during the fourth quarter of 2002.

In addition to the plan announced in August and expanded in November 2001, on August 19, 2002 we announced our intention to further reduce our operational costs by $50 million per quarter. We expect to incur additional restructuring charges in the fourth quarter of 2002 and the first half of 2003 with respect to this new plan, but we are not yet in a position to accurately estimate these charges.

ENTERPRISE RESOURCE PLANNING (ERP) SYSTEM

During the current quarter, we implemented a new ERP system which covers over fifty percent of our volume and virtually all of our financial processes. Disruptions from implementing our new ERP system had a negative impact on our orders, revenue and operating profit for the third quarter. Our orders were impacted as customers delayed or did not place purchases due to such issues as our inability to quickly provide accurate shipment dates following the implementation. Our revenues were impacted as a result of orders delayed or lost during the period and due to shipment interruptions and system downtime. In addition to these specific issues, many of our employees were engaged in learning the system and implementation activities during the quarter, rather than ongoing business activities. We believe that these major system interruptions and conflicts now have been largely resolved.

The table below shows the estimated negative impact on orders, product revenue and operating profits. These estimates were determined using information gathered from many different sources and are provided only as an approximation because the actual impact cannot be determined precisely. In some cases we have generated these estimates from trend data, such as expected orders or shipments per day; in other cases, we have estimated the reductions in orders and revenues based on specific criteria such as information from individual customer actions. In most cases it is difficult to precisely differentiate between the impact of the new system and the impact of the economic environment, but the figures we are presenting below are our best estimate of the impact of the disruptions caused by implementation of our new ERP system.

	Negative Impact during
	Three Months Ended July 31, 2002

	Orders	Net Revenue	Operating Profit

	(in millions)
Test and Measurement	$40	$75-100	$45-70
Semiconductor Products	50	10	5

Total	$90	$85-110	$50-75

We estimate that our customers placed $50 million of orders in the second quarter rather than in the current quarter in anticipation of the production delays that they and our semiconductor products group believed we might encounter during our implementation. These are included in the $90 million of lost orders for the current quarter in the table above.

We expect that some of the orders, revenues and profits that were not realized in the third quarter due to the issues described above will be realized in our fourth quarter as our production and financial processes continue to stabilize. It is likely that some orders may have been lost permanently. We believe we have addressed significant issues in the first phase of our ERP implementation. In our first quarter of 2003, we expect to add a customer support information system and some additional functionality to our ERP and do not expect any further significant disruptions. Over the next several quarters, we will continue rolling out similar functionality in other geographies.

RESULTS OF OPERATIONS

Our company is a global diversified technology organization that provides enabling solutions to potential high growth markets within the communications, electronics and life sciences industries.

ORDERS AND NET REVENUE

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

	(in millions)
Orders	$1,456	$1,597	$1,324	$4,518	$5,193
Net Revenue:
Products	$1,192	$1,268	$1,620	$3,705	$6,115
Services and other	199	189	199	569	675

Total net revenue	$1,391	$1,457	$1,819	$4,274	$6,790

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
Net revenue by region	2002	2002	2001	2002	2001

	(% of total net revenue)
Americas	44%	43%	44%	43%	47%
Europe	18%	19%	21%	20%	21%
Asia Pacific	38%	38%	35%	37%	32%

Total net revenue	100%	100%	100%	100%	100%

Overall orders increased 10 percent in the three months ended July 31, 2002 and decreased 13 percent in the nine months ended July 31, 2002, as compared to the same periods in 2001. Order cancellations were about $90 million in the current quarter and in the prior quarter, as compared to about $240 million in the three months ended July 31, 2001. Orders decreased by 9 percent sequentially but were relatively flat after factoring the impact of the ERP system discussed above. Orders increased in the current quarter compared to the same period in 2001 due to an increase in orders in the Life Sciences and Chemical Analysis, Semiconductor Products and Semiconductor Test within the test and measurement business.

Sequentially, net revenue decreased by 5 percent. Net revenue decreased 24 percent and 37 percent in the three and nine months ended July 31, 2002, respectively, as compared to the same periods in 2001. The decrease in these periods was primarily due to the continued slowdown in the telecommunications industry, particularly for those of our businesses that serve the wireline markets. The slowdown has led to a very price-competitive environment in the U.S., Canada and Latin America (collectively referred to as the “Americas”). Customers continue to struggle with limited capital budgets and are looking for opportunities to maintain financial flexibility. Within the electronic manufacturing test market of test and measurement we are noticing that contract manufacturers are moving equipment from the Americas to Asia instead of making new purchases, in an effort to keep costs low for their customers. In Europe revenue declined by 34 percent and 42 percent in the three and nine months ended July 31, 2002, respectively, as compared to the same periods in 2001. The decline in revenue is due to a difficult sales environment, especially in the wireless market with most manufacturing moving to Asia. Further, the Aerospace/Defense sector is facing severe cost pressures. Overall, we have had to increase trade discounts from this time last year to remain competitive, as have many of our competitors. In addition, as discussed above, the ERP implementation resulted in a decrease in revenue in the range of $85 million to $110 million.

Service and other revenue consist primarily of revenue generated from servicing our installed base of products, warranty extensions, consulting and operating lease revenue. Our operating lease revenue has decreased in 2002 as a result of the sale of leasing assets to The CIT Group in 2001. Service revenue remained flat and decreased by 16 percent in the three and nine months ended July 31, 2002, respectively, compared to the same periods in 2001. The decline in service revenue this year as compared to the prior year is due to customers paying for service work on a time and materials basis rather than renewing their service contracts.

COSTS AND EXPENSES

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

Cost of products as a percentage of product net revenue	62%	59%	60%	61%	54%
Cost of services and other as a percentage of service revenue	53%	54%	48%	54%	50%
Total cost of products and services as a percentage of total net revenue	61%	59%	59%	60%	54%
Research and development as a percentage of total net revenue	20%	20%	17%	20%	14%
Selling, general and administrative as a percentage of total net revenue	50%	46%	42%	48%	33%
Total costs as a percentage of total net revenue	131%	124%	118%	129%	101%

Overall, costs and expenses were down in dollar terms year over year and sequentially primarily due to a reduction in inventory charges and restructuring savings which were partially offset by restructuring charges.

Sequentially, total cost of goods declined by 1 percent in dollar terms but increased as a percentage of total revenue by 2 percentage points. Total cost of goods sold declined 21 and 29 percent in dollar terms in the three and nine months ended July 31, 2002, respectively, as compared to the same periods in 2001. In the same periods, costs of goods sold increased as a percentage of total revenue by 2 and 6 percentage points. The increases were primarily attributable to the fixed nature of our manufacturing and service costs, which decreased at a slower pace than revenue and to the trade discount pressures mentioned above.

The decline in cost of goods sold in dollar terms was due to restructuring savings which amounted to $97 million in the current quarter, mostly relating to reductions in headcount. These savings were partially offset by restructuring charges and amortization of intangibles of $26 million and $99 million in the three and nine months ended July 31, 2002, respectively, compared to $9 million and $16 million in the same periods a year ago. Further, we had retirement plan curtailment gains of $11 million in the three and nine months ended July 31, 2002. Inventory charges decreased by $89 million and $240 million in the three and nine months ended July 31, 2002, respectively, from $99 million and $272 million in the comparable periods a year ago. Our gross margins for the quarter and the nine months ended July 31, 2002, were improved by approximately $9 million and $19 million, respectively, due to the sale of inventory that had been previously written off.

Research and development expenses declined 7 and 9 percent in dollar terms in the three and nine months ended July 31, 2002, respectively, as compared to the same periods in 2001. In the same periods, research and development expenses increased as a percentage of net revenue by 3 and 6 percentage points. These increases were primarily attributable to the steep decline in revenue as described above that we have experienced since the early part of 2001, coupled with our continuing commitment to develop new products and technologies. Research and development expenses declined in dollar terms due to savings from our restructuring efforts of $49 million in the current quarter which were primarily generated by headcount and material costs reductions. These savings were partially offset by restructuring charges of $16 million and $32 million in the three months and nine months ended July 31, 2002, respectively.

Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies, which enables fundamental advances across all businesses; communications, which creates technologies to enable pervasive access to information; life sciences, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement, which provides critical advances in test and measurement electronics and systems. Our research improves on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology, optical switching and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term and other research that is intended to be the foundation for future products over a longer time-horizon. A significant portion of our product development research is designed to improve on the more than 20,000 products already in production, and other research is on major new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses, it is difficult to quantify the impact of any specific products or projects.

Selling, general and administrative expenses declined 10 percent in dollar terms in the three and nine months ended July 31, 2002, respectively, as compared to the same periods in 2001. In the same periods, selling, general and administrative expenses increased as a percentage of net revenue by 8 and 15 percentage points. Expenses in the current quarter declined in dollar terms due to restructuring savings of $119 million partially offset by restructuring and non-restructuring asset impairment charges of $56 million and $127 million in the three and nine months ended July 31, 2002, respectively. Goodwill and other intangible assets from various acquisitions resulted in $85 million and $256 million of amortization expense in the three and nine months ended July 31, 2002, respectively.

Over the last year our employee-related costs have been reduced across all categories of expenses as a result of salary reductions and headcount reductions associated with restructuring activities. Our monthly average headcount declined to 38,000 in the first nine months of 2002 as compared to 43,000 in the first nine months of last year. At July 31, 2002, our end of period headcount was 37,000 compared to 43,000 at July 31 last year. We have restored full pay to all employees in the fourth quarter of 2002, although we expect to be able to offset this additional cost through incremental restructuring actions.

OTHER INCOME (EXPENSE), NET

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

	(in millions)
Other income (expense), net	$6	$22	$35	$47	$312

Other income (expense), net, generally includes interest income, interest expense, rental income, currency gain (loss) and other miscellaneous items. The decrease in other income (expense) for the three months ended July 31, 2002 compared to 2001 related primarily to $39 million of net gains on investments in 2001 and for the nine months of 2002 was primarily due to a $269 million gain on sale of land in 2001. The change in functional currency from the U.S. dollar to local currency for several of our foreign subsidiaries on November 1, 2001 had no material impact in the three and nine months ended July 31, 2002.

(BENEFIT) PROVISION FOR TAXES

As of July 31, 2002 our effective tax benefit rate was 33 percent. This rate was calculated using an estimate of our expected annual pre-tax loss for 2002. Our effective tax benefit rate is impacted by the effects of business acquisitions and dispositions, a benefit from a change in estimate of additional research and development tax credits, and the expected level of other tax benefits as well as the mix of our pretax earnings among jurisdictions with varying statutory rates.

SEGMENT RESULTS

In November 2001, we changed the method by which we allocate corporate expenses to the segments. Prior period (loss) earnings from operations have been restated accordingly. (Loss) earnings from operations of the segments continue to be measured before the effect of the amortization of goodwill and other intangible assets, restructuring charges and other non-recurring items.

Starting in 2001, the overall trends in the global economy resulted in sequential weakening each quarter for most of our businesses, but particularly those that serve the telecommunications and semiconductor industries. We took action to align our cost structures to the new environment through cost containment initiatives, workforce reductions and reduced capital spending. In many cases our cost structures were relatively fixed in relation to the steep decline in revenues that we experienced throughout 2001. Business conditions remain difficult, particularly in wireline telecommunications markets, but we have been encouraged by the savings achieved from our restructuring efforts. While our original restructuring plans have not achieved our anticipated breakeven, the shortfall we have experienced is expected to be addressed with further targeted reductions in workforce in those businesses whose markets are continuing to underperform. As a result of the rapidly changing environment, comparisons of business performance between this year and last have been supplemented with comparisons to the prior quarter, where appropriate.

TEST AND MEASUREMENT

Our test and measurement business provides test instruments, standard and customized test, measurement and monitoring instruments and systems for the design, manufacture and support of electronics and communications devices and software for the design of high-frequency electronic and communications devices and networks.

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

	(in millions except for operating (deficit) margin)

Orders	$802	$836	$793	$2,470	$3,345
Net revenue from products	$580	$685	$990	$1,962	$4,001
Net revenue from services and other	135	129	140	389	495

Total net revenue	715	814	1,130	2,351	4,496
(Loss) earnings from operations	$(279)	$(218)	$(135)	$(726)	$235
Operating (deficit) margin	(39)%	(27)%	(12)%	(31)%	5%

Orders for the three months and nine months ended July 31 were flat and down 26 percent, respectively, from the same periods in 2001. Sequentially, orders for the third quarter were down by 4 percent. Our Test and Measurement group was heavily impacted by our third quarter 2002 ERP implementation; excluding the estimated reduction in orders caused by those difficulties, orders for the quarter would have been flat sequentially and slightly improved from the third quarter of 2001. Within Test and Measurement, third quarter orders for the Automated Test Group, which was not as severely affected by the ERP implementation, were up 8 percent sequentially and nearly doubled compared to the prior year’s third quarter.

Net revenues for the three and nine months ended July 31 were down 37 percent and 48 percent, respectively, from the same periods in 2001. Sequentially, revenues were down 12 percent; however, the bulk of the reduction in total revenues from the prior quarter was attributable to the ERP implementation. Again, the Automated Test Group outperformed other business units in the Test and Measurement segment, with improved third quarter revenues — up 26 percent sequentially and 23 percent from the prior year. In general, year over year revenue decreases in the other Test and Measurement businesses are attributable to the continued weakness in the markets we serve and continued pricing pressures from our competition in those markets. In particular, wireline telecommunications markets are still suffering from declines, with our customers continuing to operate at reduced capital expenditure rates. Additionally, the ERP implementation had a negative impact of between $75 million and $100 million on the quarter’s revenues.

Costs of products and services as a percentage of net revenue were up 5 percentage points for the three months ended July 31 compared to the prior year and prior quarter, and up 8 percentage points for the nine months ended July 31 compared to 2001. The increases are attributable to a large number of factors, some of which are offsetting. Compared to the prior year quarter, the increase includes: 20 percentage points due to unfavorable volume impact from reduced revenues offset by 8 percentage points due to reduced inventory charges and 7 percentage points due to restructuring savings. Compared to the prior year to date, the increase is attributable to a large unfavorable volume variance (28 percentage points) offset by the positive impacts of reduced inventory charges (13 percentage points) and restructuring savings (7 percentage points). Inventory charges for the quarter were $13 million and $44 million for the 9 months ended July 31, 2002. Charges for the quarter primarily affected our optical communications measurement products, as well as demo inventory which the business consolidated this quarter. Year to date charges affected optical communications measurement products, demo inventory and raw materials. In the prior year, net inventory charges were $87 million for the third quarter and $221 million for the nine months ended July 31. The unusually high inventory charges in the prior year were due to the rapid and steep market decline of 2001, which caused both excess inventory of then-current products and hastened the obsolescence of older products. For both the quarter and the year, inventory charges affected parts for the majority of all product types.

All Test and Measurement businesses reduced their total expenses in dollars in both research and development as well as selling, general and administration, but cost as a percentage of revenues increased due to overwhelming reductions in net revenues. Cost reductions in research and development have been targeted to eliminate new products and product improvements in markets that are particularly weak or underperforming. Research and development costs as a percentage of net revenue for the three and nine months ended July 31 were up 6 and 9 percentage points over the prior year, respectively, and the three-month period was flat compared to the prior quarter. Selling, general and administrative expenses as a percentage of net revenue for the three and nine months ended July 31 were up 16 and 18 percentage points over the prior year, respectively, and the three-month period was up 7 percentage points compared to the prior quarter.

Operating results for the three and nine months ended July 31, 2002 were down dramatically from the same periods in the prior year; 107 percent and 409 percent, respectively. Sequentially operating results were down only 28 percent, primarily due to the ERP implementation. The Automated Test Group operated at breakeven for the quarter, but the impact of the ERP implementation and continued market climate caused disappointing results for the other businesses within Test and Measurement. Restructuring efforts reduced overall average headcount for the segment by 18 percent compared to the third quarter of 2001, and by 12 percent versus the prior year to date. The group’s total actual savings for the quarter, including restructuring and other cost-reduction initiatives, were approximately $180 million compared to its cost structure at the time of the original plan to reduce costs.

SEMICONDUCTOR PRODUCTS

Our semiconductor products business provides fiber optic communications devices and assemblies, components and integrated circuits for wireless networking, computing and printing applications, image sensors and general-purpose optoelectronic components.

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

	(in millions except for operating deficit)
Orders	$383	$476	$277	$1,205	$1,030
Net revenue	$390	$371	$420	$1,088	$1,467
Loss from operations	$(24)	$(26)	$(39)	$(100)	$(62)
Operating deficit	(6)%	(7)%	(9)%	(9)%	(4)%

Orders for the three and nine months ended July 31, 2002, were up 38 percent and 17 percent, respectively, from the same periods in 2001. Sequentially, orders for the third quarter were down by 20 percent. Third quarter orders were affected by the prior quarter’s ramp-up for our ERP implementation; we estimate that about $50 million of orders were processed in the second quarter by our sales team in anticipation of potential delays in the third quarter due to the implementation. Without the impact of that shift, third quarter orders would have been flat sequentially and 56 percent improved from the third quarter of last year.

Net revenues for the three and nine months ended July 31 were down 7 percent and 26 percent, respectively, from the same periods in 2001. Sequentially, revenues were up 5 percent, a growth rate that is in line with the rest of the semiconductor industry. We estimate that overall revenues for the quarter were reduced by about $10 million as a result of the ERP implementation. Adjusted for the impact of the ERP, the Semiconductor Products business had a book to bill ratio of 1.08, the third consecutive quarter of having this ratio over 1.00. The personal systems businesses have shown moderate growth since reaching bottom in the first quarter of our fiscal year, but the networking business does not yet show any signs of a sustained recovery despite recent stabilization.

Cost of products as a percentage of net revenue for the three months ended July 31 was down 4 percentage points compared to the prior year and flat to the prior quarter, and also flat for the nine months ended July 31 compared to the prior year. For the three-month period, the year over year comparison was favorably impacted 5 percentage points from restructuring savings and 5 percentage points from savings on direct materials costs, offset by a 6 percentage point unfavorable impact due to the prior year’s non-recurring royalty income. Our gross margins for the quarter and the nine months ended July 31 were improved by $6 million and $16 million, respectively, due to the sale of inventory that had been previously written off. The bulk of the sales for the quarter were made in wireless and general fiber optic products, and for the year to date in image/navigation, general fiber optics, telecom fiber optics and hardcopy ASICs products. For the quarter and year to date in the prior year, inventory charges were $8 million and $43 million, respectively. The unusually high inventory charges in the prior year’s nine months were due to the rapid and steep market decline, particularly in the second quarter, which caused both excess inventory of then-current products and hastened the obsolescence of older products. The most impacted products in the prior year quarter were telecom fiber optics, general fiber optics and hardcopy ASICs; for the year to date in the prior year the bulk of inventory charges were related to image/navigation, telecom fiber optics, general fiber optics, hardcopy ASICs and couplers.

Research and development costs as a percentage of net revenue were flat for all comparison periods, as were selling, general and administrative expenses as a percentage of net revenue with the exception of the nine months ended July 31, which was up 3 percentage points from the prior year. In dollar terms selling, general and administrative expenses for the nine months were down 16 percent compared to the same period in the prior year; the primary driver of the increase of those expenses as a percentage of net revenue was the faster deterioration of net revenue over the same period.

Operating results for the three and nine months ended July 31 were up 38 percent and down 61 percent from the same periods in the prior year. Sequentially, third quarter operating results improved by 8 percent. The third quarter operating loss would have been about $5 million lower if not for ERP-related difficulties, and would have been improved by $20 million over the third quarter in 2001 despite the $20 million reduction in net revenues, adjusted for the ERP impact, in the same comparison periods. Restructuring efforts reduced overall average headcount for the segment by 16 percent for the quarter and 14 percent for the year to date versus the same periods in 2001, respectively. The group’s total actual savings for the quarter, including restructuring and other cost reduction initiatives, were approximately $75 million, compared to its cost structure at the time of the original plan to reduce costs.

LIFE SCIENCES AND CHEMICAL ANALYSIS

Our life sciences and chemical analysis business (formerly known as our chemical analysis group) provides analytical instruments, systems and services for chromatography, spectroscopy, bio-instrumentation and consumables to the chemical and life science markets.

	Three Months Ended			Nine Months Ended

	July 31,	April 30,	July 31,	July 31,	July 31,
	2002	2002	2001	2002	2001

	(in millions except for operating margin)
Orders	$271	$285	$254	$843	$818
Net revenue from products	$222	$212	$210	$655	$647
Net revenue from services and other	64	60	59	180	180

Total net revenue	286	272	269	835	827
Earnings from operations	$42	$25	$26	$105	$53
Operating margin	15%	9%	10%	13%	6%

Orders for the three months and nine months ended July 31 were up 7 percent and 3 percent, respectively, from the same periods in 2001. Sequentially, orders for the third quarter were down by 5 percent primarily due to order seasonality. For the three months ended July 31, both Life Sciences and Chemical Analysis products showed year-over-year order gains, with Life Sciences up 9 percent and Chemical Analysis up 6 percent.

Net revenues for the three and nine months ended July 31 were up 6 percent and flat, respectively, from the same periods in 2001. Sequentially, revenues were up 5 percent. US government spending and Asian economic development helped to drive revenue growth in the core chemical analysis business this quarter, with particular impact on our gas chromatography and mass spectrometry products. However, pharmaceutical spending remained soft as capital budgets remain tightly controlled.

Cost of products and services as a percentage of net revenue for the three and nine months ended July 31 was down 3 percentage points compared to the same periods in 2001, and down 4 percentage points for the three-month period compared to the prior quarter.

Reductions for the quarter compared to the prior year quarter were driven by a number of factors, including 1 percentage point from lower inventory charges, 1 percentage point from increased sales volume and 1 percentage point from favorable impact of price increases. The year over year decrease in cost of sales as a percentage of net revenue for the nine months was driven primarily by standard cost reductions. Inventory charges for the quarter were $2 million and were $4 million for July year to date. For the prior year, inventory charges for the third quarter were $4 million and were $8 million for the nine months ended July 31; these charges were higher than the current year run-rate due to overall inventory reductions in the face of the difficult economy and some consolidation of warehouses to increase efficiency.

Research and development costs as a percentage of net revenue were flat for all comparison periods, as were selling, general and administrative expenses as a percentage of net revenue with the exception of the nine months ended July 31, 2002, which was down 3 percentage points from the prior year. This decrease was in large part attributable to lower corporate overhead charges, which have been reduced by expense controls and workforce reductions.

Life Sciences and Chemical Analysis had improved performance in the third quarter, with operating results for the three and nine months ended July 31 up 62 percent and 98 percent from the same periods last year. Sequentially, third quarter results improved by 68 percent. Earnings as a percentage of net revenues improved for all comparison periods. Overall average headcount for the segment was up by 6 percent for the quarter compared to the third quarter of 2001 and up 3 percent for the year to date versus 2001 year to date July. The group's total actual savings for the quarter, including restructuring and other cost reduction initiatives, were approximately $10 million, compared to its cost structure at the time of the original plan to reduce our costs.

FINANCIAL CONDITION — LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $2,105 million as of July 31, 2002 from $1,170 million as of October 31, 2001. We used $443 million of cash in operating activities during the first nine months of 2002 compared to $243 million generated by operating activities in the corresponding period in 2001. Of the $443 million cash used in operations, approximately $184 million was spent on restructuring activities, primarily severance payments, and $76 million was contributed to the U.S. pension trust fund.

During the nine months ended July 31, 2002, working capital continued to improve. Accounts receivable and inventory for the nine months ended July 31, 2002, generated $104 million and $182 million, respectively. In the prior year, accounts receivable generated $765 million and we used $357 million for inventory. The reduction in accounts receivable from the prior year was due to lower sales as a result of a downturn in the markets in which we participate. In the nine months ended July 31, 2002, our cash from operations declined in part due to a decline in accounts payable of $26 million and an increase in our income tax benefit of $461 million. In the previous fiscal year accounts payable declined $322 million and our tax benefit increased $216 million.

Net cash provided by investing activities in the first nine months of 2002 was $35 million, compared to usage of $1,008 million for the corresponding period in 2001. This is in part due to a significant decrease of $517 million in our investments in plant, property and equipment in the nine months ended July 31, 2002, partially offset by the receipt of $237 million in cash on our lease receivable. Our overall strategy of tight spending controls and cash conservation in the face of the weak economy is evidenced by our significantly decreased investments in property, plant and equipment. In the nine months ended July 31, 2001, we used $904 million for acquisitions, most of which was for Objective Systems Integrators, compared to zero in the current year. We also had dispositions of plant, property and equipment of $633 million in the prior year consisting primarily of our land sale and lease portfolio sales, compared to no significant dispositions in the current year.

In November 2001, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due 2021. A registration statement filed on behalf of certain holders of the debentures became effective on April 11, 2002. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture agreement dated November 27, 2001) and are redeemable at our option at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a Fundamental Change (as defined in the Indenture agreement) at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture agreement) in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. More information regarding the terms of the debentures, including conversion price, Fundamental Change and the interest rate reset can be found in the Indenture agreement dated and filed on Form 8-K on November 27, 2001.

In early 2001 we entered into a $150 million one-year revolving credit facility with the same terms and conditions as our then-existing $250 million 364-day and $250 million five-year revolving credit facilities. We borrowed $110 million against the $150 million revolving credit facility and $500 million in commercial paper supported by the two $250 million facilities in the first nine months of 2001. The $150 million facility was terminated on August 1, 2001. As of July 31, 2002, there were no balances outstanding under either of the two $250 million facilities, which terminate on November 2, 2002 and November 5, 2005, respectively. The financial covenants related to these lines of credit limit the amount of debt that we can have relative to the sum of shareholders’ equity and debt, and require certain minimum amounts of earnings before interest, taxes, depreciation and amortization (EBITDA) on a rolling four-quarter basis. In addition to the covenants that require minimum EBITDA on a four-quarter basis, we are subject to certain minimum EBITDA for the three months ended January 31, 2003. As of July 31, 2002 we are in compliance with all financial covenants.

During the nine months ended July 31, 2002, we received $131 million from the purchase of our common stock under existing employee stock plans, compared with $132 million for the corresponding period in 2001. During the nine months ended July 31, 2002, we received $88 million, net of expenses incurred, from Philips in connection with the sale of our healthcare solutions business. The payment received from Philips reduced our ‘other current assets’ line in our condensed consolidated balance sheet.

We believe that our current cash and cash equivalents, existing bank credit facilities and other borrowing capabilities are sufficient to satisfy our expected working capital, capital expenditure and other liquidity needs for the present and next fiscal year.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

     The current economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although there has been continued year-over-year order growth in our life sciences and chemical analysis, semiconductor test and semiconductor products businesses, demand in these markets remain volatile so the underlying trend is uncertain. In addition, our businesses serving wireline telecom markets have continued to decline and pricing pressures remain intense, reducing our gross margins in every business.

     We are uncertain how long the current downturn will last. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services. In addition, if our customers’ markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such continued decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. Also, in such an environment, pricing pressures will continue to impact our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required.

The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

     Our semiconductor products and test and measurement businesses have been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 up until the end of fiscal 2001, we experienced declines in orders. During the first half of fiscal 2002 we saw growth in orders quarter to quarter, leveling off in the third quarter after taking out the effects of the ERP. However, the year-to-date order and revenue numbers are still significantly below the first three quarters of fiscal 2000 and fiscal 2001. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced our workforce, frozen hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We have also initiated short-term facility closures to reduce production levels.

     In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction will be substantially complete in the fourth quarter of 2002. In connection with our announcement of our results for the quarter ended July 31, 2002, we announced that to reach our profitability goals, we will have to reduce costs by approximately another $50 million per quarter. This will entail additional job cuts beyond the 8,000 previously announced. In addition, from May 1 to October 31 of 2001, we instituted a 10 percent pay reduction applicable to all employees globally, wherever legally permissible. Starting in the first fiscal quarter of 2002, we continued the 10 percent pay reduction for approximately 2,000 of our senior managers. In February of 2002, we reinstated the pay reduction at a rate of 5 percent for our other employees, wherever legally permissible. The reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. In addition to these measures, we are continuing our initiatives to streamline our operations. The pay reductions continued throughout our third fiscal quarter. Starting August 1, 2002, we restored full pay to all employees worldwide, which will increase the pressure to reach our profitability goals.

     There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

Failure to adjust our orders for parts and inventories due to changing market conditions could adversely affect our earnings.

     Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and through the nine months ended July 31, 2002, we have incurred approximately another $32 million in inventory-related charges. If the demand for our products continues to decrease, we may experience additional excess and obsolete inventories and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our inventories quickly enough to meet increasing demand for our products. Approximately 5% of our parts require custom work. Of these, some parts are not readily available from alternate suppliers, due to their unique nature or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

We are in the process of implementing new information systems, and problems with the design and implementation of these new systems have and could further interfere with our operations.

     We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that were created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. In the quarter ended July 31, 2002, in connection with the launch of our new enterprise resource planning system, we experienced difficulties in providing customer quotes and in acknowledging, booking and shipping customer orders and lost roughly a week’s worth of normal production. This problem was compounded when our employees were forced to take extra time to learn about the new system in addition to their regular work duties. These disruptions significantly affected our orders, revenues and operating loss for the quarter ended July 31, 2002, causing our loss to be higher than expected. Although we believe we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. During fiscal 2003, we expect to implement a customer support information system and some additional functionality to our enterprise resource planning software. If further disruptions occur in the current implementation or the implementation of the additional system and functionality in 2003, our operations could be interrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations and stock price could be adversely affected.

Our future revenue and profit projections could be inaccurate if we misjudged the relative impact of our enterprise resource planning system versus the impact of the economic environment on our financial results, or if we have misjudged the realization of potential future savings from the new system.

The estimated impact of the launch of our enterprise resource planning system on our orders, revenue and operating profits during the quarter ended July 31, 2002 was produced using information gathered from many different sources and is provided only as an estimate because the actual impact cannot be determined precisely. We may have misinterpreted our quarterly results if we inaccurately attributed lower business levels to launch difficulties with our new computer system rather than to the general economic downturn. Portions of our businesses, especially those relating to wireline telecommunications, were hurt due to overall weakness in the market. If we underestimated the continued downturn in the technology sector and the general economy, our expected revenues for the fourth quarter of 2002 may not materialize. In addition, if we overestimate our ability to complete implementation of our new systems on schedule and to realize savings, our results could be harmed.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the debentures.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for many of our products has decreased or remained flat in recent periods, our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. The reduction in the backlog of our orders also has significantly affected our ability to efficiently plan production and inventory levels, which has led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of a revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

     The current U.S. and international response to terrorism could exacerbate these risks. For example, there may be an increased risk of political unrest in regions such as Southeast Asia, where we have significant manufacturing operations. This could disrupt our ability to manufacture products or import parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations for continued manufacture and assembly. Any such delay or interruption could have an adverse effect on our results of operations.

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

     In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect Agilent’s other businesses to the extent that these customers also purchase other Agilent products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

If sales of custom integrated circuits to Hewlett-Packard decline, our semiconductor products revenue will suffer, and we are limited in our ability to sell these integrated circuits to other companies.

     Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended July 31, 2002, orders received by our semiconductor products group from Hewlett-Packard accounted for approximately 11 percent of our total orders and approximately 42 percent of our semiconductor products business’ orders. For the nine months ended July 31, 2002, orders received by our semiconductor products group from Hewlett-Packard accounted for approximately 9 percent of our total orders and approximately 35 percent of our semiconductor products business’ orders.

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

     We have agreed to indemnify Hewlett-Packard for any liability associated with contamination from past operations at all other properties transferred from Hewlett-Packard to us other than those properties currently undergoing remediation by Hewlett-Packard. While we are not aware of any material liabilities associated with any potential subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

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

Our customers and we are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

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

We are subject to laws and regulations governing government contracts, and our failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

     We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. Our sales to U.S. government agencies and contractors are approximately 5% of our total sales. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

     While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly license agreements. However, we may not be able to obtain license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

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

     Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their location. Our production facilities, headquarters and Agilent Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 75% of our revenues in 2002 and 70% of our revenues in 2001 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

     (b)  Reports on Form 8-K:

          (i) Form 8-K filed May 17, 2002, reporting on May 16, 2002, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s earnings for the three and six months ended April 30, 2002.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2002	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

I, Edward W. Barnholt, certify that :

1)	I have reviewed this quarterly report on Form 10-Q of Agilent Technologies, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date  September 13, 2002

/s/ Edward W. Barnholt
Edward W. Barnholt President and Chief Executive Officer

I, Adrian T. Dillon, certify that :

1)	I have reviewed this quarterly report on Form 10-Q of Agilent Technologies, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date September 13, 2002

/s/ Adrian T. Dillon Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”)
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

Exhibit
Number	Description

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.
4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.
4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.
5-9	Not applicable.
10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.1 of the Company’s S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the
Company’s S-1.*
10.3	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*
10.4	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.
10.5	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*
10.6	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*
10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed on January 22, 2002.*
10.8	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 19, 2001.
10.9	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K filed on November 19, 2001.
10.10	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and The CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s Form 10-Q filed on March 19, 2001.
10.11	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 16, 2001.
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*
10.13	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*
10.14	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of November 1, 2001). Incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K/A filed on February 1, 2002.*
10.15	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.
10.16	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated, Effective May 22, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*
10.17	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from the Company’s Form 10-Q filed June 5, 2002.
11.1	See Note 4 in Notes to Condensed Consolidated Financial Statements on page 7.
12-14	Not applicable.
15.	None.
16-17	Not applicable.
18.	None.
19.	None.

Exhibit
Number	Description

20-21	Not applicable.
22.	None.
23.	None.
24.	None.
25-26.	Not applicable.
27-98.	Not applicable.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

* Indicates management contract or compensatory plan, contract or arrangement.