Form 10-K
period 2002-10-31
AGILENT TECHNOLOGIES INC
filed 2002-12-20
CIK 1090872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the registrant’s common equity held by non-affiliates as of April 30, 2002, was approximately $11.81 billion. The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2002 was approximately $5.43 billion. As of October 31, 2002, there were 467,024,421 outstanding shares of common stock, par value $0.01 per share. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on March 4, 2003, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2002 are incorporated by reference into Part II and Part III of this Report	II, III

Affymetrix is a U.S. registered trademark of Affymetrix Inc. Caliper is a U.S. registered trademark of Caliper Technologies Corp. Intel is a U.S. registered trademark of Intel Corporation. LabChip is a registered trademark of Caliper Technologies Corp. in the U.S. and other countries. Luminator is a U.S. trademark of Rosetta Inpharmatics. Nortel Networks is a trademark of the Nortel Networks Corporation. Resolver is a U.S. registered trademark of Rosetta Inpharmatics, Inc.

Forward-Looking Statements

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends and growth in the markets we sell into, our strategic direction, expenditures in research and development, the anticipated completion of transactions, contracts and remediation, our future effective tax rate, new product introductions, changes to our manufacturing process, our liquidity position, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact of the enterprise resource planning implementation, savings from the restructuring programs and the length of the economic downturn that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

PART I

Item 1.     Business

Overview

      Agilent Technologies, Inc. (“we”, “Agilent” or the “Company”), incorporated in Delaware in May 1999, is a global diversified technology company that provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries. We have three primary businesses:

•	test and measurement;

•	semiconductor products; and

•	life sciences and chemical analysis.

      Prior to our initial public offering of 15.9 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“Hewlett-Packard”). Hewlett-Packard distributed the remaining 84.1 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

      Our test and measurement and semiconductor businesses share focus on growth opportunities in the communications and electronics sector, while our life sciences and chemical analysis business focuses on growth opportunities in life sciences, as well as chemical analysis in the environmental, chemical, food and petrochemical markets.

      We sell our products primarily through our direct sales force, but we also utilize distributors, resellers, telesales and electronic commerce. Of our total net revenue of $6.0 billion in the fiscal year ended October 31, 2002, we generated 39 percent in the United States (“U.S.”) and 61 percent internationally. As of October 31, 2002, we employed approximately 36,000 people worldwide. We have major research and development (“R&D”) and manufacturing sites in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

      Our net revenue by business segment for each of the years ending October 31, 2002, 2001 and 2000 was:

	2002	2001	2000

	(in millions)
Test and measurement	$3,318	$5,432	$6,108
Semiconductor products	1,559	1,850	2,213
Life sciences and chemical analysis	1,133	1,114	1,040

Total net revenue	$6,010	$8,396	$9,361

      More financial information about the business segments is contained in Note 20, “Segment Information,” of the consolidated financial statements included in Item 15 of this report. Hewlett-Packard accounted for approximately 8 percent of our total net revenue in the fiscal year ended October 31, 2002, 7 percent in fiscal year 2001 and 7 percent in fiscal year 2000.

Test and Measurement

      Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. These solutions include test and measurement instruments and systems, automated test equipment, communications network monitoring, management, and optimization tools and software design tools and associated services.

      Our test and measurement business employed approximately 18,000 people as of October 31, 2002. We serve customers in more than 110 countries and sell our products primarily through our direct sales force, as well as through resellers, distributors, telesales and electronic commerce. Our products are complemented by service and support offerings such as consulting, training, local solutions integration, and instrument calibration and repair. Our test and measurement business generated $3.3 billion in revenue in fiscal 2002, $5.4 billion in revenue in fiscal 2001 and $6.1 billion in revenue in fiscal 2000.

     Test and Measurement Markets

      The markets for our test and measurement products comprise three major customer groups:

•	communications test;

•	general purpose test; and

•	semiconductor test.

     Communications Test

      Network equipment manufacturers provide products to facilitate the transmission of voice and data traffic. This transmission may be in various forms, such as electronic signals over copper wire, optical signals over fiber cables and radio frequency (“RF”) or microwave signals. The customers of the network equipment manufacturers are the communications service providers that deploy and operate the networks and services. These service providers require network equipment that enables their networks and services to operate at increasingly faster speeds while providing rapidly expanding capacity and superior reliability. To meet these demands, network component and equipment manufacturers require test and measurement instruments, systems and solutions for the development, production and installation of each new network technology.

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

      The market for cellular mobility has increased dramatically in recent years as the levels of wireless penetration in developed countries have grown rapidly. Many emerging economies have decided to build wireless communications infrastructure to meet their nations’ needs for telephony, rather than invest in expensive wire-based infrastructure. To develop cellular telephone equipment, manufacturers require electronic design automation software and test instruments and systems for the development of high-frequency communications circuits, devices and systems. Cellular equipment manufacturers also require advanced, high-frequency test instruments and systems to develop, manufacture and deploy cellular base stations for these wireless networks. In addition, the rapid growth of the cellular handset market has created a new market segment for automated test equipment to test cellular handsets on the factory floor. An emerging market for advanced R&D verification solutions for 2.5G and 3G network deployment is expanding as the demand for complex wireless data networks increases. Further, as new standards evolve in the wireless industry, new test and measurement equipment and systems have to be developed to enable testing of the new standards in the research, design and development and later in the manufacturing and deployment phases. An example of this is wireless fidelity (“Wi-Fi”), also called 802.11, for wireless local area networking.

      We believe that in the last several years, producers of networking communications equipment have increased their use of contract manufacturers. Contract manufacturers require test solutions that are particularly well-suited for faster production and flexible for use in different applications. Recently, mobile phone and appliance producers have also begun to increase their use of contract manufacturers and reference design platforms, including using contract manufacturers for functional test. This requires specialized test products and services to address the particular needs of these high-frequency products.

     General Purpose Test

      The electronics industry designs, develops and manufactures a wide range of products, including products produced in high volumes, such as computers, computer peripherals, electronic components, printed circuit assemblies, consumer electronics, enterprise servers, storage networks and communications devices including personal digital assistants. These components and printed circuit assemblies may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by third-party contract manufacturers. For the development and timely commercialization of new technologies, original equipment manufacturers require state-of-the-art test instruments, systems and software design tools in order to design the products for efficient and cost-effective manufacturing and validate product performance in a variety of configurations and environments.

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

      Electronics manufacturing also requires standardized test instruments, system components and complete solutions. Aerospace and defense are important markets for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that defense purchasers continue to shift from specialized test equipment to Commercial Off-the-Shelf (“COTS”) test products and systems. They require solutions that optimize asset utilization and effective Technology Lifecycle Management (“TLM”).

     Semiconductor Test

      Electronic Design Automation (“EDA”) tools are used by integrated circuit (“IC”) designers in the earliest stages of design. These software tools are used to analyze and predict circuit and system performance before fabrication. EDA tools are also important as IC designers start to build and test prototypes. Linking between EDA software and test equipment allows customers, including IC designers and test engineers, to verify the designs and compare and combine the virtual simulations with the actual measurements.

      Semiconductor test systems are used by semiconductor designers, semiconductor manufacturers and electronic component manufacturers in the design, manufacture and testing of a wide variety of semiconductor products, including logic, memory, mixed analog and digital signal, RF, microwave and system-on-a-chip integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and assembly and test subcontractors to the semiconductor industry.

      Demand for automated test equipment is driven primarily by the increased volume of semiconductor devices produced. Advances in semiconductor technology are also increasing demand for semiconductor test equipment. The development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. In addition, the continuing integration of functions, such as microprocessor, logic, analog, RF and logic, application specific integrated circuits (“ASICs”), memory, on a single integrated circuit has created a new category of device called system-on-a-chip (“SOC”). These devices require a new category of sophisticated and flexible automated test equipment.

      Our product strategy in this market area is to develop test solutions on a single system architecture and then deliver, over time, enhancements to that architecture that extend its test capabilities. In this way, we can provide a system at the lowest possible cost because many system components are common to every system; a customer’s application determines the specific configuration required, and the lowest-price component capable of the job can be purchased. For example, it is possible to build a 93000 SOC Series system that can test DVD devices, with mixed-signal test modules and very modest digital test speeds, or to build a system that can handle the highest digital requirements of gigabit Ethernet devices, or to build a system with any combination of these capabilities. We have pursued this strategy on our semiconductor test systems since 1999, and this concept is now well accepted by the marketplace, which may give Agilent a significant competitive lead.

      Agilent supplies test systems used for several different purposes in the semiconductor manufacturing process, including wafer-level parametric testing, wafer-sort for memory test, package-level functional test, and package inspection.

     Test and Measurement Strategy

      Our test and measurement business pursues the following strategies to extend our global leadership position as the communications and electronics industries shift to new business models and value chains.

     Address the Needs of the Wireless and Internet Communications Market

      Our greatest focus is on providing product leadership and application-focused solutions to markets where wireless, Internet and computing technologies are converging. We have targeted our test and measurement products and services to enable our customers in this segment to bring their new technologies to market and reduce ongoing cost of manufacturing in response to end market dynamics.

     Identify Customers’ Business and Technology Needs, Then Leverage Across the Value Chain

      We address the business and technology needs of players across the wireless and Internet communications value chain, from component manufacturers, network equipment manufacturers, and contract and design manufacturers to content providers, operators and service providers. A key success factor for this strategy is the development of technologies and platforms that can be reused and leveraged, enabling us to deploy new solutions and systems faster.

     Introduce Emerging Test Technologies to Accelerate Customer Progress

      Our product strategy is to introduce products and technologies that meet the business needs of our customers. Such products could give us a market advantage by placing us in the next generation of technology beyond what our competitors can offer.

     Satisfy Customers Through Operational Excellence

      A key component of our strategy is to help the customer achieve a competitive advantage through operational excellence in three areas: sales and support experience, whether contact is via the web, email, by telephone or in person; global manufacturing and supply chain management so that customers will receive high-quality products, when they need them; and product generation.

     Focus on Leading Edge Customers

      By engaging in collaborative, co-development relationships with wireless communications and Internet and computer leaders such as Nokia, Ericsson, Intel®, Motorola and IBM, component manufacturers such as Murata, contract manufacturers such as Solectron, Flextronics International and Sanmina-SCI Systems and service providers such as AT&T Wireless, Verizon Wireless, China Unicom and Vodafone, we are developing solutions that support next generation technologies and enable these leaders to maximize their performance and continue to lead their industries.

     Build a New Global Capability in Solutions, Systems and Services

      Our strategy is to apply the technologies, platforms and knowledge we acquire from growing our core product categories into application-focused solutions, world-class systems and high-value services. These programs should increase our growth potential by building on and strengthening our customer relationships and by creating a services-based annuity stream that offsets capital equipment cycles.

     Test and Measurement Products

      Our test and measurement business designs, develops and manufactures test and design products that range from single-unit electronic measurement devices priced under $1,000 to large scale integrated-circuit test solutions priced at $1 million and higher.

     Communications Equipment Test Solutions

      We provide test solutions for fiber optic, broadband and data networks, wireless communications and microwave networks and products.

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

           Wireless Communications and Microwave. Our RF and microwave test instruments and our EDA software tools assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems. Examples of our wireless communications products include specialized versions of RF and microwave network analyzers, spectrum analyzers and signal sources, mobile testers, circuit simulation tools, and system simulation tools.

           Communications Service Providers’ Installation, Maintenance and Operations Support Solutions. Our solutions for installation test enable service providers to install, commission, and activate networks and services more quickly. For example, our 10-Gigabit Field Transmission Test Set enables technicians to test 192 fiber optic channels simultaneously. Also, our standards-based unification platform allows simplification of operation support and systems by reducing the software integration costs of such systems.

      We offer a number of industry-proven monitoring systems such as AcceSS7 for Signaling System 7 (“SS7”) networks, AccessFIBRE, for fiber optic networks, NGN Analysis System for next-generation, mixed circuit- and packet-switched networks, and Firehunter for monitoring service level agreements by Internet service providers. We also market benchtop and handheld measurement devices such as lightwave multimeters, power meters and optical sources.

     General Purpose Test Solutions

           General Purpose Instruments. General purpose instruments are used principally by engineers in R&D laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Examples of general purpose instruments include spectrum analyzers, network analyzers, signal generators, digitizing oscilloscopes, voltmeters and multimeters, frequency counters, bench and system power supplies, and function generators and waveform synthesizers.

           Modular Instruments and Test Software. Our modular instruments and test software, including instruments incorporating the VXI bus and modular measurement system software, is used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices.

           Data Acquisition and Control Devices. Data acquisition and control products include digital-to-analog converters that are attached to sensors to measure a wide range of physical data such as temperature, airplane wing strain and vibrations in cars, jet engines and power generation equipment.

           Digital Design Products. These systems range from simple digital control circuits to complex, high-speed servers incorporating the latest microprocessor technology. Our digital design products include high performance oscilloscopes, logic analyzers, logic-signal sources and data generators.

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

           Intelligent Test. Our AwareTest software enables customers to design test processes that avoid unnecessary test duplication. For example, an in-circuit test system receives information about the faults that have already been detected by an x-ray inspection system and does not repeat the test of that circuit.

     Semiconductor Automated Test Equipment

      We produce semiconductor test equipment to perform electrical functional testing of the operation of logic, memory, mixed analog and digital signal, RF, microwave and SOC integrated circuits. Our parametric test instruments and systems combine hardware technology and customizable system software, and are used to examine semiconductor wafers during the semiconductor manufacturing process. Our product development efforts are targeted at leading edge technologies, such as SOC high-speed flash memory products and process parametric inspection of 300mm wafers.

      Our semiconductor test products test a variety of different circuit types. These devices are usually tested after final assembly, but the testing of some devices is most effective immediately after the production of the silicon wafer, when the wafers are sorted. We believe we are the industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are critical for use in digital cameras, cellular phones, personal digital assistants and storage of portable digital audio files. Our flash memory test products can test as many as 36 “sites” of multiple devices in parallel, greatly improving test throughput and lowering test costs for our customers. Our SOC test system can test not only multiple devices at a time, but also multiple functional elements on a given device at the same time. As a result of its scalable platform architecture, this system can be field-upgraded to the latest technology without the customer needing to buy a new system or shut down the production line for an extended time.

           High-Frequency Electronic Design Tools. Our high-frequency electronic design automation software tools are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our recent alliance with Cadence Design Systems extended this core technology to a much larger base of customers.

     Test and Measurement Customers

      We market our test and measurement solutions to customers across a broad array of industries. Several of our customers purchase products across several of our major product lines for their different business units. No single customer is material for the test and measurement business.

      A representative list of the most significant customers of our test and measurement business follows:

Agilent Financial Services ASE Test ASML Intel Corporation Lockheed Martin Corporation	Motorola Nokia Samsung SBC Communications United States Department of Defense

     Test and Measurement Sales, Marketing and Support

      We have a focused sales strategy to strengthen customer satisfaction. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment and systems. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our communications monitoring systems and our automated test equipment, where customers require intensive strategic consultation. Our sales force also specifically targets the contract manufacturer market by collaborating with original equipment manufacturers to specify that contract manufacturers use our test equipment, as well as marketing to contract manufacturers directly.

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

     Test and Measurement Manufacturing

      We concentrate our test and measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheetmetal fabrication, metal die casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies, such as x-ray tubes and high-frequency ICs and devices, in our own foundries for competitive advantage.

     Test and Measurement Competition

      The market for test and measurement equipment is highly competitive, and we expect this competition to increase. Our test and measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In communications test, our primary competitors are Acterna, Anritsu, IFR Systems, Inc./ Marconi Communications Ltd., IXIA, Network Associates, Inc., Rohde & Schwartz, Spirent, Tektronix, Inc., as well as INET Technologies, Inc. and Micromuse Inc. in the communications network monitoring market. In the semiconductor test market, we compete primarily against Advantest Corporation, NPTest, Keithley Instruments and Teradyne. In the printed circuit board test market, a segment of the electronics manufacturing market, we compete primarily against Teradyne, Inc. In the general purpose electronic test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix. Our EDA business also has several software competitors, including Ansoft Corporation, Aplac, Applied Wave Research, Eagleware, and Xpedion.

      In many of our test and measurement businesses, we have seen increasing pricing pressure during the past year, but most of our equipment competes primarily on performance or differentiated capabilities and is not subject to severe discounting.

Semiconductor Products

      Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets.

      We believe we are a leading provider of:

•	fiber optic communications transceiver (transmitter/ receiver) modules used for high speed data communications;

•	controller integrated circuits for Fibre Channel (storage networking) applications;

•	optical encoders for motion control;

•	light-emitting diodes (“LEDs”) and displays;

•	ASICs to Hewlett-Packard for its scanners and printers; and

•	CMOS image sensors and ICs used for optical navigation in computer mice.

      As of October 31, 2002, our semiconductor products business had approximately 7,800 employees worldwide. Our semiconductor products business generated revenue of $1.6 billion in fiscal year 2002, $1.9 billion in fiscal year 2001, and $2.2 billion in fiscal year 2000.

     Semiconductor Markets

      Our semiconductor products business serves the following markets:

     Networking

      There is a continued evolution of networks both private (Local Area and Storage Area Networks) and public (Metro Area and Wide Area Networks) to higher speeds and greater bandwidth driven by the ongoing growth of data traffic. Business-to-consumer and business-to-business e-commerce, the ever-expanding World Wide Web, the growing volume of e-mail traffic, the growth of streaming video and audio, the delivery of online services, and peer-to-peer communications are all generating ever greater volumes of electronic data that must be processed, moved and stored. As a result, both private and public network managers drive a continual process of upgrading their networks to higher speeds and increased scalability, albeit at a slower rate than in recent years. Fiber optic transceivers and high-speed digital ICs are the semiconductor technologies that help enable higher speed, higher performance networks.

      We are a major supplier of fiber optic transceivers, which convert electronic digital data into light signals for transmission, and convert light signals back into electronic digital form on the receiving end of the communication. We market fiber optic transceivers for both short-range, local area and storage area network applications and long-range, metro and wide area network applications to major data networking and telecommunication vendors.

      In high-speed digital ICs we are the leading supplier of controller ICs for Fibre Channel. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, is the leading technology for building storage area networks (“SANs”). In addition, we are a leading supplier of physical layer ICs which connect processing ICs, such as our Fibre Channel controllers, to fiber optic transceivers for data transmission. Finally, we are providing state-of-the-art ASICs and networking ICs for use in next-generation network switches.

     Personal Systems

      Products in our Personal Systems business are targeted for use in applications including printers, personal computer (“PC”) peripherals, mobile phones, and consumer electronics.

      As in networking, the driving trend in mobile communications is for higher-speed, higher-bandwidth connections to offer subscribers more digital services through their mobile phones. Consumer products that realize the convergence of palm-top computing, mobile telephony, and digital imaging are increasingly appearing on the market. We offer innovative wireless products such as our FBAR duplexers and E-pHEMT power amplifiers, which are helping enable smaller, more functionally rich mobile telephones. In addition, we supply a wide range of RF and microwave ICs for use in both mobile telephones and mobile telephone infrastructure. We are developing digital camera solutions to be embedded in next-generation mobile phones and information appliances. Finally, we are the leading supplier of infrared transceiver products for short-range, point-to-point wireless communications to manufacturers of computers, printers, mobile telephones, digital cameras, personal digital assistants and pagers.

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

     Semiconductor Strategy

      To service the needs of our customers in the communications and computer industries, the semiconductor products business pursues the following strategies:

Apply our Broad Technology Base to Capture Demand for Higher-Speed and Mobile Data Transmission

      We intend to continue to offer high-speed communications solutions that incorporate analog (optoelectronic or wireless), mixed-signal and digital IC technologies for next-generation network infrastructure and mobile communications systems.

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

     Semiconductor Products

      Our major product areas include:

     Networking

           Fiber Optics. We market optical transceivers, transmitters and receivers for high-speed data communications for Fast, Gigabit and 10-Gigabit Ethernet, Fibre Channel, and ATM/SONET applications up to 2.5 gigabits per second (OC-48). In addition, we are developing transmission and switching products for dense wave division multiplexing (“DWDM”) optical transport applications.

           High-Speed Digital Integrated Circuits. We produce physical layer ICs for high speed network switches and routers, devices that direct network traffic. We produce Fibre Channel protocol-based ICs and subsystems for SANs. We provide core electronics chipsets that support central processing units for selected Hewlett-Packard workstations and servers. We are developing customer-specific ASIC solutions for next-generation data switching products.

     Personal Systems

           Radio Frequency and Microwave Communications Devices. We produce a broad family of RF and microwave communications products, primarily integrated circuits for wireless communications products and infrastructure. Our latest products are the FBAR duplexer, a semiconductor based filter product, and E-pHEMT power amplifiers, a high power-added efficient wireless transmitter solution. Both FBAR and E-pHEMT are targeted for current and future generation mobile phones. Currently, we are shipping over one million FBAR duplexers per month and are making initial production shipments of E-pHEMT power amplifiers. While neither product contributed a material amount of revenue in 2002, we anticipate that these products will be among the top growth drivers for semiconductor products in the years to come based on the significant design win activity at leading mobile phone manufacturers.

           Infrared Emitters, Detectors and Transceiver Modules. We produce a full line of infrared products that enable short range, point-to-point wireless communication between portable and stationary devices, including notebook personal computers, cellular phones, personal digital assistants and digital cameras.

           Printing ASICs. We provide printing ASICs which are the central processing ICs for Hewlett-Packard laser printers, inkjet printers and all-in-one products.

           Optical Image Sensors and Processors, and Optical Position Sensors. Our sensor products include color and monochrome still and video camera image capture solutions and intelligent optical sensors. Applications include optical mice for personal computers and embedded cameras for next-generation mobile phones. We also produce optical motion control products used primarily for precision paper handling and positioning in inkjet printers and all-in-one products.

           LEDs and Optocouplers. We manufacture and sell a broad range of LEDs, alphanumeric displays and optocouplers. LEDs are semiconductor devices that emit light when an electrical signal is applied. Optocoupler products are devices that provide both electrical insulation, for protection, and signal isolation, to prevent distortion of data, between differing electrical environments.

           Lighting Joint Venture. We are engaged in a global joint venture (“Lumileds”) with Philips Electronics. Lumileds develops, manufactures and sells LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination and white LEDs for both indoor and outdoor applications.

     Semiconductor Customers

      We sell to a broad array of customers in networking and personal systems. We sell to original equipment manufacturers directly, as well as contract manufacturers including Celestica, Flextronics, Jabil Circuit, Sanmina-SCI Systems and Solectron.

      Our semiconductor technology licensing and supply arrangements with Hewlett-Packard limit our ability to sell products to other companies, subject to restrictions contained in the exhibits to our Master Patent Ownership and License Agreement with Hewlett-Packard and our ICBD Technology Ownership and License Agreement with Hewlett-Packard, which are exhibits to this Annual Report on Form 10-K. Through sales of ASICs, storage area networking components and motion-control products, Hewlett-Packard accounted for approximately 33 percent of our semiconductor products revenue in fiscal year 2002, approximately 31 percent in fiscal year 2001 and approximately 30 percent in fiscal year 2000. After Hewlett-Packard, our top five customers are Cisco Systems, Huawei, Logitech, Nortel NetworksTM and Samsung.

     Semiconductor Sales, Marketing and Support

      Our semiconductor sales organization consists of nearly 350 technical sales professionals who have responsibility for large, global accounts in three regional areas: the Americas, Europe and Asia Pacific. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer’s organization. We also have a direct sales team that focuses on supporting major contract manufacturers such as Celestica, Flextronics, Jabil Circuit, Sanmina-SCI Systems and Solectron. In addition to our direct sales force, we generate approximately 30 percent of our revenue through our relationships with key electronic distributors, such as Arrow Electronics, Inc. and Avnet, Inc. on a worldwide basis, Future Electronics, Inc. in Europe and North America, Ryoyo Electro Singapore PTE, Ltd. and Tokyo Electric Power Company in Japan and SECOM Telecom in China. We also provide a broad range of products and applications-related information to customers and channel partners via the Internet.

      For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support Just-In-Time production.

     Semiconductor Manufacturing

      The majority of our silicon and gallium arsenide wafer fabrication is done in the U.S. and Singapore, while our assembly and test operations are in Malaysia, Singapore and the United Kingdom. In addition to these facilities, we utilize a network of contract manufacturers throughout Asia for semiconductor fabrication and test.

      Our manufacturing strategy has been to outsource more mature technologies while using our in-house manufacturing fabrication, assembly and test capabilities to develop new products. Our production facilities have developed several quality-management processes designed to increase productivity. We have developed proprietary automated test systems, particularly in optical, LED and microwave test.

 Semiconductor Competition

      The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends on a number of factors, including:

•	product reliability and performance in operation;

•	price;

•	power consumption;

•	compliance with standards;

•	product size and integration; and

•	time to market.

      In the fiber-optic products market, our principal competitors are Finisar, JDS Uniphase and Infineon. In the market for high-speed digital ICs, our principal competitors are IBM, Texas Instruments, LSI Logic and Vitesse Semiconductor Corporation. Our principal competitors in RF wireless are Hitachi, RF Micro Devices, and SkyWorks. In the market for infrared products, our principal competitor is Vishay Intertechnology, Inc. We compete with companies including LSI Logic, Motorola and STMicroelectronics for printer ASICs. Principal competitors in our LED businesses include Lite-on, Inc., Stanley Electronic Co., Ltd., Infineon and Toshiba.

Life Sciences and Chemical Analysis

      Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, informatics and related consumables and services.

      We employed approximately 3,750 people as of October 31, 2002 in our life sciences and chemical analysis business. This business generated revenue of $1.1 billion in each of fiscal years 2002 and 2001, and $1.0 billion in fiscal year 2000.

     Life Sciences and Chemical Analysis Markets

      We estimate that the market niches that we serve represent approximately 25 percent of the total available life sciences and analytical instrumentation market. Primarily, our life sciences and chemical analysis business serves the following markets:

     Life Sciences and Pharmaceutical

      Our life sciences and pharmaceutical markets account for approximately 40 percent of revenue from the life sciences and chemical analysis business. Agilent’s life sciences solutions are used by academic researchers, government institutes and pharmaceutical and biopharmaceutical companies in every phase of the drug development process. The drug development process includes research into the basic causes and understanding of disease, identification and development of new drugs, maintaining regulatory compliance and drug manufacturing and quality control. Within the life sciences, we focus on the following areas:

•	gene expression;

•	proteomics; and

•	drug development and manufacturing quality control.

           Gene Expression. Biological researchers today can study organisms and diseases based on genetic material. Gene expression researchers use devices called microarrays to measure the activity levels of many genes in a cell simultaneously for the purpose of understanding and characterizing disease, identifying drug targets and identifying patterns of gene activity that correlate to the toxicity or potential success of a drug. This is a rapidly growing market in which both our microarray and microfluidics solutions are sold.

           Proteomics. When a drug enters the body, one or more proteins is its target. Proteomics is a new, potentially high-growth, field with the goal of identifying, characterizing and analyzing proteins on a high-volume scale. Protein scientists currently apply traditional protein analysis technologies such as liquid chromatography, gas chromatography and mass spectrometry, as well as newer microfluidics technologies. We provide solutions in all of these areas and are investigating new technologies for proteomics research.

           Drug development and manufacturing quality control. Pharmaceutical and biopharmaceutical companies develop and manufacture drugs under strict regulatory guidelines intended to ensure the quality of chemicals developed and given to patients, and to ensure the security and quality of information given to regulatory agencies. We provide liquid chromatography, gas chromatography and mass spectrometry solutions for the analysis and quality control of chemicals, and provide compliance services and data systems designed to further enable compliance with relevant regulations of the Food and Drug Administration (“FDA”) and other regulatory agencies.

     Chemical Analysis

      Our chemical analysis markets account for approximately 60 percent of revenue from the life sciences and chemical analysis business. Agilent chemical analysis solutions are used by corporations, government organizations and academic researchers to detect, characterize, quantify and analyze chemicals and biological entities that could impact human health, both those found in the environment and those created in the manufacturing of products. Within chemical analysis, we focus on the following areas:

•	environmental;

•	petrochemical;

•	forensics (crime investigation, including biochemical warfare detection); and

•	bioagriculture and foods.

           Environmental. Our gas chromatography, liquid chromatography and mass spectrometry solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soils and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. We believe there will be more international demand for environmental instrumentation, particularly in the Asia-Pacific region, as other countries implement new and stricter environmental regulations.

           Petrochemical. The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. We sell gas chromatographs, liquid chromatographs and mass spectrometers into these markets. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our gas chromatographs are used to monitor consistent quality in the delivery of natural gas.

           Forensics. Our liquid chromatography, gas chromatography and mass spectrometry solutions are used by forensics laboratories in the U.S. and abroad, particularly by the U.S. military in the analysis of evidence associated with crime or biological and chemical warfare. This instrumentation is either used in static or mobile laboratories by state police units, federal law enforcement agencies and by the U.S. military. We believe increased funding by the U.S. government for homeland defense, including the detection of biochemical agents, could increase demand for our products and services in this market.

           Bioagriculture and Foods. Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. Additionally, bioagriculture industries seek to improve crops and foods by conducting genetic research on these organisms using microarray and microfluidics solutions. We believe that increasing regulation will create more demand for our technologies, particularly in Europe and Asia.

     Life Sciences and Chemical Analysis Strategy

      In order to maintain our leading position in the instrumentation solutions market, our strategy is as follows:

Target High-Growth Opportunities Such as Gene Expression and Proteomics in the Pharmaceutical and Life Sciences Markets

      We continue to focus resources on the development and growth of bio-instrumentation, consumables and services solutions that increase understanding of the molecular cause of diseases in order to speed the development and increase the efficacy of new drugs.

     Focus on Growth Opportunities in Chemical Markets

      To address emerging environmental and food safety markets in the Asia-Pacific, Latin American and European regions, we are broadening our worldwide distribution capabilities and developing less complex instrumentation with lower prices. We continue to develop gas and liquid chromatography and mass spectrometry products that are smaller and more portable to meet increasing demand for use of these instruments outside of centralized laboratories, including the potential growth market of bioterrorism detection and crime investigation in the U.S. and Europe.

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

      In addition to our internal efforts, we consider acquisitions, strategic partnerships and minority equity investments to complement our current products, solutions and technologies and to accelerate our entry into strategic markets.

     Leverage Strategic Relationships and Alliances

      We intend to build strategic relationships to enable us to develop products and services that complement existing technologies and products in our target markets in order to deliver complete solutions. For example, we have formed and expanded relationships with Incyte Genomics for microarray content and with Rosetta Inpharmatics, Inc. for microarray analysis software.

      In addition, we develop our products with a commitment to open platforms and industry standards in order to work with our partners’ products, enabling us to offer our customers a broader range of products and solutions.

     Life Sciences and Chemical Analysis Products

      A key factor in all of our life sciences and chemical target markets is the need for new products that increase productivity of the customer and provide high quality data that enables decision-making.

     Microarrays

      Since announcing the launch of our DNA microarray program for the life sciences in December 1999, we have become the second leading supplier of microarray solutions. Using our refined inkjet manufacturing process, we make both oligonucleotide (“oligo”) and cDNA microarrays. This unique inkjet process is highly flexible and accurate, enabling the faster manufacture of new and custom high-density microarrays with highly uniform spot shape.

      In 2002, we developed numerous custom microarrays and introduced five new microarray kits: Rat (cDNA), Mouse (cDNA), Human 1 (oligo), Mouse (oligo), and Yeast (oligo). We also introduced version B of our microarray scanner, which is used to detect expression levels measured by the microarray. Improvements included laser and software enhancements that increase compatibility with third-party microarrays.

     Microfluidics

      The Agilent 2100 bioanalyzer instrument systems that we developed through our relationship with Caliper® Technologies is the first commercial microfluidics solution for the analysis of a wide range of biological molecules, including DNA, RNA, proteins and cells. The microfluidics chip allows sample quality assessment to be done in a fraction of the usual time using less sample and reagents. This technology could eventually replace traditional gel electrophoresis in many applications.

      In 2002, Agilent and Caliper introduced a cell fluorescence LabChip® kit with increased capabilities for staining procedures with minimum cell quantities. We are in the process of developing new microfluidics-based instruments and assays for 2003.

     Gas Chromatography

      We produce gas chromatography systems, both portable and stationary. A gas chromatograph (“GC”) is used to separate any gas, liquid or solid molecules that can be vaporized in order to determine the quantity and identity of the molecules present. As a market leader in gas chromatography, we continue to expand its applications with new columns and supplies, as well as product and software enhancements.

      In 2002, we introduced the most versatile of our micro GC family, the Agilent 3000 Micro GC, which enables analysis of virtually any type of complex gas using up to four channels simultaneously, and the Agilent 3000 Micro GC Portable, which is a small, easy-to-carry version that does not require an outside power source or external carrier gas supply.

     Liquid Chromatography

      A liquid chromatograph (“LC”) or a high performance liquid chromatograph (“HPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when chromatography is not an option, these instruments are modular in construction and can be configured to form instruments that perform specific analyses. As a leader in liquid chromatography, we continue to expand its applications with new LC and HPLC columns and provide ongoing product and software enhancements.

      In 2002, we introduced the 1100 Series fully integrated high-throughput liquid chromatography/mass spectrometry (“LC/MS”) system, based on the modular and scaleable design of our industry-leading 1100 Series HPLC. We also took the first step in creating universal, performance-based searchable mass spectral libraries for LC/MS.

     Mass Spectrometry

      A mass spectrometer (“MS”) identifies and quantifies chemicals based on a chemical’s molecular mass and, in many cases, on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs.

      In 2002, Agilent and MassTech Inc. introduced an atmospheric pressure matrix-assisted laser desorption/ ionization (“AP-MALDI”) source for use on the Agilent 1100 Series LC/MSD Trap SL ion trap mass spectrometer. We introduced the Nanoflow Proteomics Solution, a highly integrated liquid chromatograph/ion trap mass spectrometer system optimized for proteomics applications. Also, we released a new Plasma Chromatographic software suite for the Agilent 7500 inductively coupled plasma mass spectrometer.

      Also in 2002, we introduced a new, real-time gas analyzer, the Agilent 5000A real-time quadrupole mass spectrometer-based gas analyzer, that helps fuel cell developers understand and optimize fuel cell systems, lower fuel cell costs and improve process efficiencies.

     Software and Informatics

      Across all of our technology platforms, the software for controlling the instrument and the informatics solutions used to capture and analyze the instrument data are critical. In 2002, we embarked on an expansion of the informatics solutions we offer our life sciences and chemical analysis customers.

      In July, we began to ship the Agilent Cerity Pharmaceutical Networked Data System (“NDS”) for quality assurance and quality control in pharmaceutical drug development and manufacturing. The Cerity Pharmaceutical system includes software tools to help customers comply with FDA require-

ments regarding electronic signatures and secure record keeping. We also upgraded elements of our ChemStation Networked Data System solution.

      For drug discovery and development, in August we launched the Synapsia Informatics Workbench solution, which helps researchers to synthesize research from internal and external sources in a manner that supports hypothesis-driven research across distributed organizations with multi-disciplinary teams. For gene expression data analysis, Agilent and Rosetta Biosoftware introduced the Rosetta Luminator™ system, a scaled-down, lower-cost version of the Rosetta Resolver® product that is targeted at a wider audience of academic and biotech researchers. For proteomics, we signed an exclusive license agreement with Millennium Pharmaceuticals, Inc. to develop and market Millennium Spectrum Mill protein analysis informatics software, which analyzes large volumes of complex mass spectrometry data.

     Services and Support, including Consumables

      We also offer a broad range of consumable products, which support our top ranked LC, GC and MS technology platforms. These consumable products include chemical and biological reagents, instrument replacement parts, brand-specific chromatography columns and consumable supplies to meet our customers’ analysis needs. All of our products, which include generic and proprietary supplies, are designed to work together.

      Our support services include all of our chemical and bioinstrumentation analysis hardware and software maintenance, troubleshooting, repair and training. Special service bundles have also been designed to meet the specific analysis instrument needs of various industries.

     Life Sciences and Chemical Analysis Customers

      We sell our products and services to a broad array of customers in each of the markets we serve. We have roughly 25,000 customers and no one customer, is material or accounts for more than 3 percent of the revenue of our life sciences and chemical analysis businesses. Our top 25 customers account for approximately 22 percent of revenue within our life sciences and chemical analysis businesses. The top 5 customers in our life sciences and chemical analysis markets are as follows:

Chemical Analysis	Life Sciences

Boehringer Ingelheim	Merck
Dow Chemical	GlaxoSmithKline
BASF AG	Pfizer
E.I. du Pont de Nemours and Company	Aventis
Akzo Nobel	Pharmacia

     Life Sciences and Chemical Analysis Sales, Marketing and Support

      Our sales and support delivery channels are aligned by key markets. We market our products to our customers through our direct sales force, an inside-sales force, e-commerce, value-added resellers, manufacturers’ representatives and distributors.

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

      We offer a wide range of startup, operational, educational and compliance support services for our chemical analysis measurement and data handling systems. We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, telephone support and self-diagnostic services provided over the Internet. Our support services limit the amount of time an instrument is out of service, provide increased system productivity, extend the instrument life and offer fast problem resolution. We also offer special industry-focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements.

     Life Sciences and Chemical Analysis Manufacturing

      Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use partners to provide manufacturing capabilities outside our core competencies, such as the manufacture of quadrupole and printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California and Delaware in the U.S., China, Germany and Japan.

     Life Sciences and Chemical Analysis Competition

      The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Applied Biosystems, Amersham Bioscience, Invitrogen, Waters, Thermo Electron and Affymetrix ®. Our principal competitors in the chemical analysis arena include: Shimadzu Corporation, Varian, Perkin Elmer Corp., Thermo Electron and Applied Biosystems.

     Life Sciences and Chemical Analysis Government Regulation

      The analysis products and related consumables marketed by our chemical analysis business are subject to regulation in the U.S. by the Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the EPA can obtain an order from a court that would prohibit the further distribution or marketing of a product that does not comply or we could face fines, civil penalties or criminal prosecution.

     Life Sciences and Chemical Analysis Seasonality

      The life sciences and chemical analysis business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that the first and fourth fiscal quarters tend to be the strongest for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

Agilent Technologies Laboratories (“Agilent Labs”)

      Agilent Labs, based in Palo Alto, California, with satellite offices in China; Fort Collins, Colorado; Japan; and Scotland, is our central research organization. Agilent Labs engages in two types of research: 1) applied research that leads to technology that can be transferred to our existing businesses in communications, life sciences, and electronics, and 2) research that creates new businesses that are outside of our current markets but within our fields of interest. Agilent Labs also provides technology integration across our Company.

      Agilent Labs employs approximately 375 people. Over 75 percent of Agilent Labs’ employees are members of the technical staff, and about half of this 75 percent have advanced degrees that cover a wide range of scientific fields, including biology, bioinformatics, chemistry, computer science, electrical engineering, image processing, materials science, mathematics, optoelectronics, photonics, physics, physiology, semiconductor technology and systems integration.

      The following discussions of Backlog, Research and Development, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to all three of our segments.

Backlog

      We believe that backlog orders are not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our future medium- to long-term business prospects. We believe that our incoming orders in any given period are more indicative of short-term revenue trends. See “Results of Continuing Operations” in Item 7 of this report.

Research and Development

      Research and development expenditures were $1,169 million in 2002, $1,280 million in 2001 and $1,065 million in fiscal year 2000, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Intellectual Property

      Our general policy has been to seek patent and other intellectual property protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe that our licenses, patents and applications have value, in general no single patent or license is in itself essential. In addition, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, or that our rights will provide significant competitive advantages.

Materials

      Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Currently, we purchase materials and contract materials from 8,200 suppliers on a global basis. Of these, 350 suppliers made up 80 percent of our spending. Approximately 5 percent of our incoming materials require some custom work where it may be cost prohibitive to have multiple suppliers. Our long-term relationships with our suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components and purchase of incremental inventory for supply buffer.

Environmental

      Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our Company will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. These laws are gradually becoming more stringent and may in the future cause us to incur significant expenditures.

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

International Operations

      Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 61 percent in fiscal 2002, 60 percent in fiscal year 2001 and 57 percent in fiscal year 2000, the majority of which was from customers other than foreign governments. Approximately 11 percent of our international revenue in the last three years was derived from Japan. Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 62 percent in fiscal year 2002, 44 percent in fiscal year 2001 and 49 percent in fiscal year 2000.

Approximately 13 percent of our long-lived assets were located in Japan in fiscal year 2002, approximately 17 percent in fiscal year 2001 and approximately 14 percent in fiscal year 2000.

      Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

      Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment and finance receivable portfolios we hold. The U.S. and international response to recent terrorist activities could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 20, “Segment Information,” of the consolidated financial statements included in Item 15 of this report.

Acquisition and Disposal of Material Assets

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business. In January 2000, April 2000 and January 2001, we acquired Yokogawa Electric Corporation’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In addition to the OSI and Yokogawa acquisitions, we acquired several other companies since our incorporation that were not material. More information about these acquisitions is contained in Item 7 and Note 5, “Acquisitions and Sale of Assets,” to the consolidated financial statements included in Item 15 of this report.

      In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) to sell them substantially all of our leasing portfolio over the course of 2000 and 2001. We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. More information about these agreements is contained in Item 7 and Note 5, “Acquisitions and Sale of Assets,” to the consolidated financial statements included in Item 15 of this report.

      In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash.

      On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion, as more specifically discussed in Item 7 and Note 4, “Discontinued Operations,” to the consolidated financial statements included in Item 15 of this report.

Executive Officers of the Registrant

      The names of our executive officers, and their ages, titles and biographies as of November 30, 2002, appear below. All officers are elected for one-year terms.

      Edward W. Barnholt, 59, has served as our President and Chief Executive Officer and as a director since May 1999. He became chairman of the board of directors on November 20, 2002. Before being named our Chief Executive Officer, Mr. Barnholt served as General Manager of Hewlett-Packard’s Measurement Organization from 1998 to 1999, which included Hewlett-Packard’s Electronic Instrument Group, the Microwave and Communications Group, the Communications Test Solutions Group, the Automated Test Group, the Chemical Analysis Group, the Components Group and the Medical Products Group. From 1990 to 1998, he served as General Manager of Hewlett-Packard’s Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

      Byron J. Anderson, 60, has served as our Senior Vice President and General Manager, Electronic Products and Solutions Group since August 1999. Prior to assuming that position, Mr. Anderson served as a vice president of Hewlett-Packard since November 1995 and General Manager of the Microwave and Communications Group since September 1997. In January 1991, Mr. Anderson was named General Manager of Hewlett-Packard’s Communications Test Business Unit, which became the Communications Test Solutions Group in 1994.

      Dick M. Chang, 63, has served as our Senior Vice President and General Manager, Semiconductor Products Group since March 2002. Prior to assuming that position, he served as Vice President and General Manager of Networking Solutions Division from 1999 to March 2002. During 1998, Mr. Chang served as the General Manager of Communications Semiconductor Solutions Division of Hewlett-Packard and later that year assumed the same position for the Integrated Circuit Business Division of Hewlett-Packard. Mr. Chang joined Hewlett-Packard in 1967 as a member of Hewlett-Packard Labs technical staff and, over the years, held a variety of managerial positions within Hewlett-Packard.

      Alain A. Couder, 56, served as our Executive Vice President and Chief Operating Officer from February 2000 to March 2002. Prior to assuming this position, Mr. Couder served as President, Chairman and Chief Executive Officer at Packard Bell NEC from 1998 to 2000. Prior to joining Packard Bell NEC, Mr. Couder held several management positions from 1991 through 1998, including Chief Operating Officer in 1997 with Groupe Bull. From 1984 to 1991, Mr. Couder was a General Manager in the computer business at Hewlett-Packard Company in the U.S. and France.

      Adrian T. Dillon, 48, has served as our Executive Vice President and Chief Financial Officer since December 2001. Prior to assuming this position, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997.

      William R. Hahn, 51, has served as our Senior Vice President, Corporate Relations since August 1999. Since October 1997, Mr. Hahn served as the Sector Controller of Hewlett-Packard’s Measurement Organization. From September 1995 to October 1997, he served as Operations Manager for Hewlett-Packard’s interactive broadband program. From May 1993 to September 1995, Mr. Hahn served as Vice President of Finance and Manufacturing and Chief Financial Officer at Aspect Communications.

      Jean M. Halloran, 50, has served as our Senior Vice President, Human Resources since August 1999. Since 1997, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard’s Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

      Dorothy D. Hayes, 51, has served as our Vice President and Controller since August 1999. Prior to assuming that position, since October 1989, Ms. Hayes held a number of positions at Hewlett-Packard. She served as Transition General Manager from March to July 1999, Director of Internal

Audit from July 1997 to June 1999, Measurement Systems Organization Controller from February 1994 to July 1997, Components Group Controller from September 1993 to February 1996 and Corporate Financial Reporting Manager from October 1989 to September 1993. She is a director of the Addison Avenue Federal Credit Union and a member of the Board of Trustees of the Woodside Priory School in Portola Valley, California.

      Larry C. Holmberg, 56, has served as our Senior Vice President, Sales, Marketing and Customer Support since February 2001. Prior to assuming this position, Mr. Holmberg served as Vice President of Sales, Marketing and Field Operations for the Communications Solutions Group since February 1999. From October 1998 to January 1999, Mr. Holmberg served as a Communications Service Provider Region Manager of Hewlett-Packard for the Asia region based in Hong Kong, the Region General Manager for the Test and Measurement Organizations of Hewlett-Packard for the Latin America region from 1996 to 1998. Prior to rejoining Hewlett-Packard in 1996, Mr. Holmberg held various computer system sales and general management positions with Digital Equipment Corporation from 1977 to 1996. Mr. Holmberg also has served on numerous boards of industry associations and public and private technology organizations such as NM Technet, one of the first US Internet Service Providers, where he was a co-founder and Riotech, a national technology transfer organization, where he was Chairman of the Board.

      D. Craig Nordlund, 53, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

      Thomas A. Saponas, 53, has served as our Senior Vice President and Chief Technology Officer since August 1999. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard’s Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C.

      John E. Scruggs, 61, served as our Senior Vice President, Automated Test Group from August 1999 to May 2002. Prior to assuming that position, since January 1992, Mr. Scruggs was General Manager of the Automated Test Group of Hewlett-Packard within the Test and Measurement Organization. He was elected a Vice President of Hewlett-Packard in November 1996.

      William P. Sullivan, 52, has served as our Senior Vice President, Semiconductor Products Group from August 1999 to March 2002 and our Executive Vice President and Chief Operating Officer since March 2002. Prior to assuming the position as our Senior Vice President in our Semiconductor Products Group in August 1999, from February 1998, he served as Vice President and General Manager of Hewlett-Packard’s Components Group. In 1997, Mr. Sullivan served as General Manager of the Communication Semiconductor Solutions Division. From 1995 to 1997, he was General Manager of the Optical Communication Division. From April 1991 to February 1995, Mr. Sullivan served as Research and Development Manager for the Optical Communication Division.

      Jack P. Trautman, 52, has served as our Senior Vice President and General Manager, Automated Test Group since May 2002. Prior to assuming that position, Mr. Trautman served as Vice President and General Manager of Communications Management Solutions Business Unit from 2001 to 2002. He served as General Manager of the Data Protection Unit of Hewlett-Packard from 2000 to 2001. Mr. Trautman was the General Manager of Hewlett-Packard’s Computer Peripherals Bristol Division in Bristol, England from 1997 to 2000. Mr. Trautman joined Hewlett-Packard in 1974 and held a number of managerial positions over the years.

      Chris Van Ingen, 56, has served as our Senior Vice President and General Manager, Life Sciences and Chemical Analysis Group since May 2001. Prior to assuming this position, since 1977, Mr. Van

Ingen held a number of positions at Hewlett-Packard. He served as Chemical Analysis Group Sales and Marketing Manager from 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls Division from 1986 to 1989, Sales Support Manager at Little Falls Division from 1984 to 1986.

      Robert R. Walker, 52, served as our Executive Vice President and Chief Financial Officer from May 2000 to December 2001 and as our Senior Vice President and Chief Financial Officer from May 1999 to May 2000. During 1997 and 1998, Mr. Walker served as Vice President and General Manager of Hewlett-Packard’s Professional Services Business Unit. From 1993 to 1997, he led Hewlett-Packard’s information systems function. He became Chief Information Officer in 1995 and served in that position until 1997. Mr. Walker was named a Vice President of Hewlett-Packard in 1995. From 1975 to 1993, Mr. Walker held a variety of financial positions at Hewlett-Packard.

      Thomas E. White, 45, has served as our Senior Vice President and General Manager, Communications Solutions Group since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of the Computer Peripherals Bristol Division and, in 1994, he served as General Manager for the Telecommunications Systems Division, South Queensferry, Scotland.

Investor Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      You can access financial and other information at our Investor Relations website. The address is www.investor.agilent.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

      Although the New York Stock Exchange’s proposed rules requiring disclosure of some corporate governance documents on companies’ websites are not yet effective, we have voluntarily provided such information. Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee and our Standards of Business Conduct are available on our website at www.investor.agilent.com and available in print to any stockholder who requests them by calling (877) 942-4200 in the U.S. and Canada, and (402) 573-9919 outside the U.S. and Canada.

Item 2.     Properties

      Our corporate headquarters are located in Palo Alto, California. We operate Agilent Technologies Laboratories in Palo Alto, California, and we also have 24 manufacturing sites, including 18 primary sites. Of the primary sites, 11 are located in the U.S., and an additional seven sites are located in Germany, Japan, Malaysia, Singapore and the United Kingdom.

Site	Major Activity	Owned/ Leased

Palo Alto, CA, U.S. — Corporate Headquarters	Corporate Administration	Owned
Palo Alto, CA, U.S. — Agilent Laboratories	Research and Development (“R&D”)	Owned
Santa Clara, CA, U.S.	Manufacturing, R&D	Primarily Owned
San Jose, CA, U.S.	Manufacturing, R&D	Primarily Owned
Rohnert Park, CA, U.S.	Manufacturing, R&D	Primarily Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D	Primarily Owned
Loveland, CO, U.S.	R&D, Marketing, and Manufacturing	Primarily Owned
Fort Collins, CO, U.S.	Manufacturing, R&D	Primarily Owned
Colorado Springs, CO, U.S.	Manufacturing, R&D	Primarily Owned
Wilmington, DE, U.S. (Little Falls Area)	Manufacturing, R&D	Primarily Owned
Spokane, WA, U.S.	Manufacturing	Primarily Owned
Boeblingen, Germany	R&D, Marketing, and Manufacturing	Primarily Owned
Waldbronn, Germany	Manufacturing, R&D	Primarily Owned
Hachioji, Japan	Sales and Administration, R&D,	Owned
Marketing and Manufacturing
Penang, Malaysia	Manufacturing	Owned
Yishun, Singapore	Manufacturing	Primarily Owned
Ipswich, United Kingdom	Manufacturing, R&D	Primarily Owned
South Queensferry, United Kingdom	Manufacturing, R&D	Primarily Owned

      As of October 31, 2002, we owned or leased a total of approximately 18 million square feet of space worldwide. Of that, we owned approximately 12 million square feet and leased the remaining six million square feet. Our sales and support facilities occupied a total of approximately two million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 16 million square feet. Information about each of our businesses appears below:

      Test and Measurement. Our test and measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Korea, Malaysia, Singapore, the United Kingdom and the U.S., and marketing centers in Hong Kong, the Netherlands, Japan and the U.S., and sales offices throughout the world.

      Semiconductor Products. Our semiconductor products business operates eight manufacturing sites located in California and Colorado in the U.S., Malaysia, Singapore and the United Kingdom. The majority of our silicon and gallium arsenide wafer fabrication is done in the U.S. and Singapore, while our assembly and test operations are in Malaysia, Singapore and the United Kingdom. We have a R&D facility in Italy. We have regional sales and customer support centers in Germany, Hong Kong, Japan, Singapore, the United Kingdom and the U.S., and sales offices throughout the world.

      Life Sciences and Chemical Analysis. Our life sciences and chemical analysis business has manufacturing facilities in California and Delaware in the U.S., China, Germany and Japan. We have marketing centers in Germany, Singapore and the U.S., and sales offices throughout the world.

Item 3.     Legal Proceedings

      In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On October 9, 2002, those Agilent directors and officers who had been named as individual defendants were dismissed without prejudice from the suit. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Agilent’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period November 17, 1999 through December 6, 2000. This case is similar to numerous other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously. Under our separation agreements with Hewlett-Packard, Hewlett-Packard agreed to indemnify us for a substantial portion of IPO-related liabilities.

      We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described above, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal 2002, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange with the ticker symbol “A.” For the 2001 and 2002 fiscal years, the New York Stock Exchange reported the high and low prices per quarter as follows:

Fiscal 2001	High	Low

First Quarter (ended January 31, 2001)	$68.00	$38.06
Second Quarter (ended April 30, 2001)	$55.00	$25.00
Third Quarter (ended July 31, 2001)	$41.18	$26.20
Fourth Quarter (ended October 31, 2001)	$32.70	$18.00

Fiscal 2002	High	Low

First Quarter (ended January 31, 2002)	$33.30	$22.06
Second Quarter (ended April 30, 2002)	$38.00	$24.83
Third Quarter (ended July 31, 2002)	$31.25	$16.00
Fourth Quarter (ended October 31, 2002)	$18.88	$10.50

      As of December 2, 2002, there were 71,232 stockholders of record of common stock. The closing share price for our common stock on December 2, 2002, as reported by the New York Stock Exchange, was $19.30.

      We have not paid any dividends to date, and we currently intend to retain any future earnings to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future. Under the First Amendment to Five Year Credit Agreement, dated as of November 19, 2001, and the Amendment to 364 Day Amended and Restated Credit Agreement, dated as of November 19, 2001, we were restricted from declaring or paying any dividends, other than in shares of our common stock, unless our consolidated earnings before interest, income tax, depreciation and amortization was at least $200 million for the two quarters immediately prior to such declaration or payment. We have terminated our credit facilities because we believe that the costs of renewing and/or retaining them outweighed their benefits. As of November 2, 2002, we are no longer subject to the restrictions or covenants contained in such credit facilities. See Note 17, “Senior Convertible Debentures and Lines of Credit,” to the consolidated financial statements contained in Item 15 of this report for further discussion.

      On July 20, 2001, we issued 1,461,196 shares of Agilent common stock as consideration for all of the shares of Sirius Communications N.V. The shares were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

      Information about securities authorized for issuance under our equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

	Years Ended October 31,

	2002	2001	2000	1999	1998

	(in millions, except per share amounts)
Consolidated Statement of Operations Data (1, 2, 3, 4):
Net revenue	$6,010	$8,396	$9,361	$6,830	$6,612
(Loss) earnings from continuing operations before taxes	$(1,547)	$(477)	$1,018	$463	$191
(Loss) earnings from continuing operations	$(1,022)	$(406)	$672	$306	$126
Earnings from discontinued operations, net of taxes	—	6	85	206	131
(Loss) gain from the sale of discontinued operations, net of taxes	(10)	646	—	—	—

(Loss) earnings before cumulative effect of accounting changes	(1,032)	246	757	512	257
Cumulative effect of adopting SFAS No. 133, net of taxes	—	(25)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	—	(47)	—	—	—

Net (loss) earnings	$(1,032)	$174	$757	$512	$257

Net (loss) earnings per share — Basic:
(Loss) earnings from continuing operations,	$(2.20)	$(0.89)	$1.49	$0.81	$0.33
Earnings from discontinued operations	—	0.01	0.19	0.54	0.35
(Loss) gain from the sale of discontinued operations, net	(0.02)	1.41	—	—	—
Cumulative effect of adopting SFAS No. 133, net	—	(0.05)	—	—	—
Cumulative effect of adopting SAB 101, net	—	(0.10)	—	—	—

Net (loss) earnings	$(2.22)	$0.38	$1.68	$1.35	$0.68

Net (loss) earnings per share — Diluted:
(Loss) earnings from continuing operations	$(2.20)	$(0.89)	$1.48	$0.81	$0.33
Earnings from discontinued operations	—	0.01	0.18	0.54	0.35
(Loss) gain from the sale of discontinued operations, net	(0.02)	1.41	—	—	—
Cumulative effect of adopting SFAS No. 133, net	—	(0.05)	—	—	—
Cumulative effect of adopting SAB 101, net	—	(0.10)	—	—	—

Net (loss) earnings	$(2.22)	$0.38	$1.66	$1.35	$0.68

Weighted average shares used in computing basic net (loss) earnings per share	465	458	449	380	380
Weighted average shares used in computing diluted net (loss) earnings per share	465	458	455	380	380

	October 31,

	2002	2001	2000	1999	1998

	(in millions)
Consolidated Balance Sheet Data (1, 4):
Working capital	$2,699	$2,797	$2,476	$1,275	$1,010
Total assets	$8,203	$7,986	$8,330	$5,364	$4,922
Senior Convertible Debentures	$1,150	$—	$—	$—	$—
Stockholders’ equity	$4,627	$5,659	$5,265	$3,382	$3,022

(1)	Consolidated financial data and notes for all periods present our healthcare solutions business as a discontinued operation. See Note 4, “Discontinued Operations” to the consolidated financial statements in Item 15 of this report.

(2)	Loss from continuing operations for the year ended October 31, 2002 includes a pre-tax restructuring charge of $474 million including a pre-tax asset impairment charge of $163 million. Loss from continuing operations for the year ended October 31, 2001 includes a pre-tax gain of $269 million relating to the sale of surplus land in California, a pre-tax restructuring charge of $154 million primarily relating to severance expenses and a pre-tax asset impairment charge of $74 million for our customer support software. Earnings from continuing operations for the year ended October 31, 1999 includes a pre-tax asset impairment charge of $51 million. Earnings from continuing operations for the year ended October 31, 1998 includes a pre-tax restructuring charge of $155 million. See Note 13, “Restructuring and Asset Impairment,” to the consolidated financial statements in Item 15 of this report.

(3)	Consolidated statement of operations data for the year ended October 31, 2001 and 2000 includes the impact of the sale of our portfolio of lease assets to CIT Group Inc. (formerly known as Tyco Capital Corporation). In 2001, net proceeds from this sales transaction were $287 million and we recognized $254 million in net revenue from continuing operations and $131 million in cost of products from continuing operations. In 2000, net proceeds from this sales transaction were $234 million and we recognized $197 million in net revenue from continuing operations and $83 million in cost of products from continuing operations. See Note 5, “Acquisitions and Sale of Assets”, to the consolidated financial statements in Item 15 of this report.

(4)	The historical financial data from 1998 through 1999 was carved out from the historical financial information of Hewlett-Packard using the historical results of operations and historical bases of the assets and liabilities of the Hewlett-Packard businesses that comprise our company. We began accumulating retained earnings on November 1, 1999. Therefore, the historical financial data presented for 1998 and 1999 is not indicative of our future performance and does not reflect what our consolidated financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements including, without limitation, statements regarding our liquidity position and our expected overall growth, the material impact from the adoption of new accounting pronouncements, our financial results, the impact of the enterprise resource planning implementation, savings from restructuring programs, the length of the economic downturn, trends and growth in the markets we sell into, the anticipated completion of transactions and contracts, new product introductions and changes to our manufacturing process that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Annual Report.

Overview

      Agilent Technologies, Inc. (“we”, “Agilent” or the “Company”), incorporated in Delaware in May 1999, is a global diversified technology organization that provides enabling solutions to technology markets within the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“Hewlett-Packard”). Hewlett-Packard distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

      Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Reclassifications

      Amounts in the consolidated financial statements as of and for the years ended October 31, 2001 and October 31, 2000 have been reclassified to conform to the presentation in 2002.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

      Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are revenue recognition, restructuring and impairment charges, inventory valuation, retirement and post retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

      Revenue is recognized on a sale to a customer only after the product or service has been delivered or installed and accepted by the customer. We record reductions to revenue for estimated product returns and distributor price protection, when appropriate. We monitor the creditworthiness of our customers and do not record revenue on sales if collection is not reasonably assured. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

      We accrue for restructuring costs when management approves and commits to a firm plan. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-

related charges are accrued based on an estimate of expected benefits that will be paid out to the employees. Plans to consolidate excess facilities result in charges for lease termination fees and losses anticipated from sub-lease agreements, net of estimated future sublease income. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected sales or disposals of buildings and equipment that we currently use in manufacturing, research and development and support. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” (“SAB 100”), and Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). If the amounts and timing are significantly different from what we have estimated, the actual amount could be materially different, either higher or lower, than what we have recorded. However, as of October 31, 2002 and the date of this filing, we believe our estimates remain materially correct. Beginning January 1, 2003, we will follow new guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). See “New Accounting Pronouncements” below.

      We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account recent sales forecasts, projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

      Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2002, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.5 to 7.75 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $10 million for 2003 in the U.S. and $7 million for 2003 for all plans outside the U.S. Pension expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations. See Note 15, “Retirement Plans and Post Retirement Benefits” in Item 15 of this report for the full list of assumptions.

      We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 121. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions could result in material impairment charges in future periods. Beginning November 1, 2002, we will use the new guidance provided in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See “New Accounting Pronouncements” below.

      Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of October 31, 2002, a valuation allowance for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We continually evaluate strategies that would allow for the future utilization of our deferred tax assets and currently believe we have the ability to enact strategies to fully realize our deferred tax assets should our earnings in future periods not support the full realization of the deferred tax assets. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of October 31, 2002 because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period.

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

      In 2001, an economic downturn reduced consumer and capital spending in many of the worldwide markets that we serve. This economic downturn has continued in 2002. It also has created an imbalance of supply and demand in the wireless and semiconductor manufacturing industries. In 2002, net revenue was down 28 percent compared to 2001, and we incurred a net loss of $1,032 million compared to net earnings of $174 million in 2001. In 2002, loss from continuing operations increased 152 percent compared to 2001. In 2001, net revenue and net earnings were down 10 percent and 77 percent, respectively, compared to 2000. Our earnings from continuing operations in 2000 declined 160 percent to a loss from continuing operations in 2001. Substantially all of the impacts of this decline occurred in our test and measurement and semiconductor products businesses. Wireline telecommunication markets within our test and measurement group continue to decline and a recovery in these markets is not expected for some time. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to changes in their businesses and in the economy. We expect some portions of our businesses to remain cyclical in the future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results.

Restructuring and Asset Impairment

     Summary

      We currently have two active restructuring plans — one initiated in the fourth quarter of 2001 (the “2001 Plan”) and the other initiated in the fourth quarter of 2002 (the “2002 Plan”) after it became clear that the actions taken in the previous year would not be sufficient to return the company to profitability. Both plans were designed to reduce costs and expenses in order to return the company to profitability without relying on an improvement in economic conditions. To date we have achieved savings of approximately $300 million per quarter, principally through reducing our workforce by 8,000 people.

      Actions have been focused on segments that were impacted most severely by the changing environment — our test and measurement and semiconductor products groups — but actions were also taken to reduce the costs associated with support services such as finance and administration. Cost reductions were initiated by reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce within the impacted segments.

      Our 2001 Plan was substantially complete as of October 31, 2002. The 2002 Plan is still being implemented — we expect to complete it no later than the first quarter of 2004. We anticipate that we will save an additional $50 million per quarter by mid 2003 as a result of the 2002 Plan.

     The 2001 Plan

      In 2001, as a result of the economic downturn that impacted many of the markets that we serve, we took steps to restructure our businesses. On August 20, 2001, we announced a plan to reduce our workforce by approximately 4,000, or about nine percent, by the middle of 2002. On November 15, 2001, we enhanced and supplemented our plan by announcing a further reduction of 4,000 jobs once we had determined that the actions contemplated in August would not be sufficient to return us to profitability. Together these actions form the 2001 Plan, which was designed to reduce costs across almost all of our administrative and support services, including sales and marketing, and to focus our production activities on those products that we believed would return us to profitability, such as those in life sciences, semiconductor test and wireless telecommunications. Our plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the life sciences and chemical analysis group except as the plan related to support services reductions across all of our businesses. Within the test and measurement segment, we reduced production capacity dramatically for communications test product lines and reduced production to some degree in general purpose and semiconductor test product lines. Within the semiconductor products segment we reduced production capacity significantly for product lines in networking, especially long-haul networks, and reduced production capacity for some personal systems products. The 2001 Plan was substantially complete as of October 31, 2002, although we will continue to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

      A summary of restructuring activity for the 2001 Plan through October 31, 2002 is shown in the table below:

			Impairment of
		Consolidation	Assets,
	Workforce	of Excess	Property, Plant
	Reduction	Facilities	and Equipment	Total

	(in millions)
Beginning balance at July 31, 2001	$—	$—	$—	$—
Total charge	117	20	17	154
Cash payments	(65)	—	—	(65)

Ending balance at October 31, 2001	52	20	17	89
Total charge	175	53	129	357
Asset impairment	—	—	(146)	(146)
Cash payments	(210)	(10)	—	(220)

Ending balance at October 31, 2002	$17	$63	$—	$80

      The three main components of the 2001 Plan relate to workforce reductions, consolidation of excess facilities and impairment of property, plant and equipment.

      Workforce related charges were incurred as a result of the 8,000-person workforce reduction; the cuts impacted all regions, all expense categories and most of our segments. Research and development activities were terminated on some product development initiatives, none of which were individually or in total significant to our future revenues or profitability. We also took action to reduce the number of employees at production facilities that had experienced declining demand, such as those making equipment for the long-haul wireline business.

      Our plan to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited, or plan to exit in the near future, more than 100 production, support and sales facilities, or parts of facilities, across all regions, particularly in the U.S. and Japan, representing more than 3.6 million square feet, or about 19 percent, of our worldwide property. As of October 31, 2002, we have vacated approximately 40 percent of these facilities. The decision to exit individual facilities was made as a result of specific economic conditions in certain countries and as part of our strategy to centralize support services and to consolidate facilities. We lease most of these buildings from third parties, and the closures impacted all three of our segments. In most cases, we are exiting office space housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

      Asset impairment charges relate to fixed assets and were determined using estimates of the expected future cash flows generated from those assets. Impairments were recorded for machinery and equipment in production facilities that we were closing or scaling back, such as for the long-haul wireline business and for leasehold improvements in leased facilities that we planned to exit. One production facility in Kobe, Japan accounted for approximately $60 million of the $129 million of asset impairment charges in 2002. In order to determine the amount of the impairment, under the held-for-use model in accordance with SFAS No. 121, we estimated the cash flows that would result from our continued use of the building until we expect to vacate it and also estimated the sales proceeds that we expected to be able to realize. The resulting impairment was approximately 80 percent of the net book value of the facility, primarily due to the decline in the local property market.

      We have incurred $511 million of expenses for the 2001 Plan through October 31, 2002: $154 million in 2001 and $357 million in 2002. The most significant revision to the plan was made in the fourth quarter of 2002, after updating our lease termination costs and sub-lease income assumptions as the real estate leasing market continued to decline, adding a number of leased sales offices and two owned production facilities to the list that we were planning to exit, including the facility in Kobe, Japan, described above; we incurred incremental asset impairment costs of $94 million and lease facility costs of $36 million in relation to these changes.

      We have reduced our workforce by approximately 7,700 (approximately 6,400 from involuntary terminations and approximately 1,300 from net attrition) as of October 31, 2002 and believe we have achieved collective savings of approximately $880 million in 2002 from the restructuring efforts. Restructuring savings were $325 million in cost of sales, $160 million in research and development and $395 million in selling, general and administrative expenses. We paid approximately $210 million in cash for severance payments in 2002. The cash payments were funded using cash generated from operations, existing working capital and credit facilities, where necessary.

      We expect that future savings of approximately $1.2 billion per annum will be achieved in total among all types of expenses — cost of products and services, research and development and selling, general and administrative. Savings are expected to be realized from the reductions in salary and benefit expenses, reduction in rent and other facilities costs and from savings associated with materials and supplies. We expect the restructuring plan to have a positive impact on our liquidity in 2003, as the savings generated are predominantly cash.

     The 2002 Plan

      On August 19, 2002, we announced our intention to further reduce our operational costs by $50 million per quarter so that we might reach profitability at target revenue levels of $1.6 billion per quarter. We concluded that we must further reduce our breakeven point given our current level of revenues because the wireline and communications markets are recovering more slowly than we anticipated. This plan primarily affects the manufacturing and field operations serving the wireline markets that are components of our test and measurement group.

      A summary of restructuring activity for the 2002 Plan through October 31, 2002 is shown in the table below:

		Impairment of
		Assets,
	Workforce	Property, Plant
	Reduction	and Equipment	Total

	(in millions)
Beginning balance at July 31, 2002	$—	$—	$—
Total charge	83	34	117
Asset impairment	—	(34)	(34)
Cash payments	(15)	—	(15)

Ending balance at October 31, 2002	$68	$—	$68

      As part of the 2002 Plan we have reduced our workforce by approximately 300 as of October 31, 2002, but collective savings were insignificant in 2002 because the plan implementation began late in the fourth quarter of 2002. We expect to reduce our workforce by 2,500 in total by the time the plan is completed. We expect to achieve the majority of the $50 million reduction in quarterly operational costs by mid-2003.

      Asset impairment charges of $34 million relate to machinery and equipment, primarily owned by the semiconductor products group in Singapore. The equipment had been purchased in support of communications research but as a result of our restructuring plans we have decided to sell the equipment and conduct the research using existing equipment in the U.S.

      A summary of the income statement impact of the combined plans in 2002 and 2001 is shown below. There were no significant restructuring activities in 2000.

	Years ended
	October 31,

	2002	2001

	(in millions)
Cost of products and services	$210	$79
Research and development	56	17
Selling, general and administrative	208	58

Total restructuring and asset impairment charges	$474	$154

     Other asset impairment charges

      In June 2001, we recognized a $74 million asset impairment charge with respect to our decision to cancel the development of a software system for our customer support activities. We entered into an agreement with Hewlett-Packard to extend our use of their legacy customer support systems in place of the one that we were developing. In 2002, we began to develop a new Customer Relationship Management (“CRM”) system independent from Hewlett-Packard. We expect the CRM to be initially implemented in the first quarter of 2003.

Adoption of New Accounting Standards

      In July 2001, we adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The impact of adopting SFAS No. 141 was not material to the consolidated financial statements.

      Effective November 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of the derivative instruments are recognized in earnings or stockholders’ equity, depending on the intended use of the instrument. The adoption of SFAS No. 133 in November 2000 resulted in a cumulative pre-tax reduction in earnings of $41 million ($25 million after-tax) primarily relating to the valuation of warrants to purchase securities and a pre-tax increase in other comprehensive income of $10 million.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of 2001, we adopted SAB 101 retroactive to the beginning of the fiscal year. The cumulative effect of the adoption, reflecting the deferral of net revenue and cost of products from October 31, 2000, resulted in a cumulative pre-tax reduction in earnings of $74 million ($47 million after tax). As a result of adopting SAB 101, delivery is considered to have occurred when title and risk of loss have transferred to the customer. For the fiscal year ended October 31, 2001, the net impact on 2001 net revenue, including amounts deferred at October 31, 2001, was an increase of $67 million of net revenue and $29 million of cost of products which were included in the cumulative effect adjustment. The results for the first three quarters of 2001 have been restated in accordance with SAB 101. Pro forma amounts for the year ended October 31, 2000 have not been presented, as the effect of the change could not be reasonably determined.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 under which goodwill will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. We adopted SFAS No. 142 on November 1, 2002. Subsequently, we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. Based on our assessment, effective in the first quarter of 2003, approximately $6 million of intangible assets associated with workforce-in-place will be reclassified to goodwill.

      As part of our assessment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach, and as a result we expect to record a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment exists in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. We were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, the pre-tax impairment is expected to be $268 million, approximately 44 percent of total consolidated goodwill recorded as of October 31, 2002. The adoption of SFAS No. 142 is also expected to have a material impact on our results of operations because goodwill will no longer be amortized subsequent to the adoption of SFAS No. 142. Amortization of goodwill was $326 million in 2002, $303 million in 2001 and $64 million in 2000.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We will adopt SFAS No. 144 in the first quarter of 2003. We do not believe that the adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, which nullifies EITF No. 94-3. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The effect of adoption is dependent on the timing of our related restructuring activities; however, we do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position, results of operations or cash flows.

Acquisitions

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted. Using the purchase method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” (“APB No. 16”), the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million was being amortized over three years. The net book value of goodwill associated with this acquisition at October 31, 2002 was $234 million. At the time of acquisition, OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business.

      In July 1999, Hewlett-Packard entered into an agreement with Yokogawa Electric Corporation (“Yokogawa”) to acquire Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million (the “Yokogawa Purchase”). The acquisition was done in several steps. In the initial step, which occurred in January 2000, we purchased approximately 10 percent of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, we purchased approximately 11 percent of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. In January 2001, we completed the Yokogawa Purchase by purchasing the remaining 4 percent interest for approximately $99 million. Of the total purchase price, $243 million was allocated to tangible assets and $278 million was attributed to goodwill and was being amortized over ten years. The remaining net book value of goodwill associated with this acquisition was $205 million at October 31, 2002.

      In addition to the OSI acquisition and the Yokogawa Purchase, we acquired several other companies during 2002, 2001 and 2000, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting as defined in APB No. 16 or SFAS No. 141 depending on the date of acquisition. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant.

      Unaudited pro forma statement of operations information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

      The net book value of goodwill was $610 million at October 31, 2002 and $944 million at October 31, 2001. Goodwill related to acquisitions completed prior to June 30, 2001 was amortized over periods ranging from three to ten years. Effective in the first quarter of 2003, goodwill will no longer be amortized, in accordance with our adoption of SFAS No. 142. The aggregate amount of goodwill impairment losses was $12 million in 2002, $8 million in 2001 and insignificant in 2000. See further discussion in “New Accounting Pronouncements” above.

      Amortization of purchased intangible assets was $52 million in 2002, $41 million in 2001 and $7 million in 2000. The carrying amount of purchased intangibles was $75 million as of October 31, 2002. Effective in the first quarter of 2003, approximately $6 million of workforce-in-place will be reclassified from intangible assets to goodwill. The remaining intangible assets of $69 million will be amortized as follows: $46 million in 2003 and $23 million in 2004.

Discontinued Operations

      On August 1, 2001, we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to us on August 1, 2001, with further payments following pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001 (collectively, the “Asset Purchase Agreement”). The total purchase price was subject to adjustment based on the determination of the final purchased net assets and on our performance of integration services for Philips.

      Our consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued and prior periods have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million in 2001 and an after-tax loss of $10 million in 2002 as a result of the sale to Philips. In 2002, adjustments were made to the gain as a result of purchase price adjustments to reflect the final purchased net assets and additional costs that were not anticipated at the time of the sale.

      We signed an agreement with Philips, dated as of May 15, 2002, finalizing the purchase price adjustments from the sale. The adjustments did not result in a material adjustment to the gain on sale. Since August 1, 2001, we received all of the $100 million withheld by Philips from the total purchase price at the time of the sale plus adjustments for the final purchased net assets. For incremental fees, we provided support services to Philips after August 1, 2001 and a portion of these fees offset costs that include an element of fixed costs which are recognized in selling, general and administrative expenses in 2001 and 2002. As of October 31, 2002, we have completed our contractual obligation to provide services to Philips.

      Under the Asset Purchase Agreement, we are restricted from competing in the development, manufacturing, selling or servicing of certain medical products for five years after the sale. We do not expect any material impact on our financial position, results of operations or cash flows from this non-compete agreement because we do not intend to engage in those specified businesses.

Asset Sales

     Sale of Leasing Portfolio

      In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) pursuant to which we sold them substantially all of our leasing portfolio (the “CIT Group Sale”) over the course of 2000 and 2001. There was no impact on our consolidated cash flows and results of operations for the CIT Group Sale in 2002. The impact on our consolidated cash flows and results of operations of the CIT Group Sale in the previous two years is shown below.

	Year Ended	Year Ended
	October 31, 2001	October 31, 2000

	(in millions)
Net proceeds from the CIT Group Sale	$287	$234
Product revenue	254	197
Cost of products	131	83

      We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. This agreement has been in place since the fourth quarter of 2000.

      In addition to the CIT Group Sale and the sale of the healthcare solutions business, we sold assets related to portions of our businesses to third parties during 2002, 2001 and 2000. Gross proceeds from these dispositions were $31 million in 2002, $13 million in 2001 and insignificant in 2000. Gains from the dispositions, included in other income (expense), net, in the consolidated statement of operations, were $15 million in 2002, $9 million in 2001 and insignificant in 2000.

     Sale of San Jose Land

      In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash, resulting in a pre-tax gain of approximately $269 million. In August 2001, we invested in the leasehold of several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the investment in leaseholds as described above.

Foreign Currency

      We are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Our foreign currency exposures are hedged as part of our global risk management program, which is designed to minimize short-term exposure to foreign currency fluctuations. Movements in exchange rates net of our hedging activities had no material effect on our operations in the periods presented.

      Effective November 1, 2001, we have determined that the functional currency for many of our subsidiaries outside the U.S. has changed from the U.S. dollar to local currency based on the criteria of SFAS No. 52 “Foreign Currency Translation”. This change did not have a material impact on our consolidated financial position as of November 1, 2001.

Results of Continuing Operations

      Results from operations declined for a second year to a $1,607 million loss in 2002 from a $778 million loss in 2001 and $924 million in earnings in 2000. This trend generally followed the continuing decline in orders to $6,013 million in 2002 from $6,414 million in 2001 and $10,566 million in 2000. In response to declining orders and revenue, beginning in 2001, we took a number of steps to reduce our overall cost structure. We began the 2001 Plan in the fourth quarter of 2001 and continued it through 2002. The 2001 Plan resulted in a workforce reduction of 7,700 including normal attrition, and a further reduction of 2,500 was announced in the 2002 Plan. Primarily as a result of approximately $880 million in restructuring savings from efforts in the 2001 Plan, total costs and expenses declined in 2002 to $7,617 million from $9,174 million in 2001. After adjusting for the differences in inventory charges and the costs of restructuring, total costs and expenses declined approximately $1,458 million year-over-year in 2002, despite an increase of $89 million related to our Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) software initiatives in 2002.

      Although we are cautiously optimistic about the recent growth in our quarterly revenue, with the fourth quarter of 2002 representing our best performance since the third quarter of 2001, quarterly orders remained stagnant at around $1,500 million throughout 2002. We have therefore concluded that we must further reduce our cost structure in 2003 and have announced the 2002 Plan, which began in the fourth quarter of 2002. The effort is designed to reduce our overall cost structure by an additional $50 million per quarter beginning in the second half of 2003.

      We currently do not expect a major upturn in orders or revenue in the first six months of 2003. We intend to continue to reduce our costs and expenses and reach breakeven in our cash flows from operations in 2003. We also do not expect significant disruptions in our business from completing our ERP and CRM implementations in 2003. We did experience some slowdown and loss of orders during third quarter of 2002 related to our ERP implementation, which we substantially recovered in our fourth quarter. We believe that the risk of future material order and revenue losses is not significant.

Orders and Net Revenue

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change

	(in millions)
Orders	$6,013	$6,414	$10,566	(6)%	(39)%
Net Revenue:
Products	$5,234	$7,485	$8,300	(30)%	(10)%
Services and other	776	911	1,061	(15)%	(14)%

Total net revenue	$6,010	$8,396	$9,361	(28)%	(10)%

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	Ppts Change	Ppts Change

% of Total Net Revenue Products	87%	89%	89%	(2)	—
Services and other	13%	11%	11%	2	—

Total	100%	100%	100%	—	—

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change

	(in millions)
Net Revenue by Region
U.S.	$2,355	$3,373	$3,992	(30)%	(16)%
International	3,655	5,023	5,369	(27)%	(6)%

Total	$6,010	$8,396	$9,361	(28)%	(10)%

      Orders in 2002 declined compared to 2001 primarily due to continued weakness in telecommunications markets, which primarily affected our test and measurement business, but the decline was offset by orders growth in our semiconductor products and life sciences and chemical analysis businesses. Orders in 2001 compared to 2000 declined due to dramatic overall declines in the telecommunications, semiconductor and computer industries. Going into 2003 we will be relying primarily on new products to drive orders growth.

      Net revenue declined in 2002 as compared to 2001 primarily due to continued weakness in key market segments, particularly wireless and wireline telecommunications, as well as pricing pressures from both customers and competitors in the face of a weak economy. Declines outside the U.S. were slightly lower than domestically in part due to our customers buying infrastructure products in Asia. Continued slow markets in communications drove declines in product revenue; declines in service revenue were driven by reduced contract renewal rates as an increasingly large portion of our customers have elected to receive service on a time-and-materials basis. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting in all years, in addition to operating lease revenue in 2001 and 2000.

      Excluding the CIT Group Sale of $254 million in 2001 and $197 million in 2000, net revenue for 2001 decreased 11 percent compared to 2000. The decrease related primarily to the slowdown in the telecommunications, semiconductor and computer industries, which severely impacted our customers’ ability to purchase our products. The decrease in domestic net revenue for 2001 came primarily from our businesses that serve the communications and electronics markets; the slowdown in those markets impacted our net revenue in the U.S. somewhat more severely than other parts of the world. The decrease in product revenue for 2001 was driven primarily by the slowdown in communications and electronics markets. The decline in service revenue for 2001 was primarily the result of the CIT Group Sale and the decline in service contract renewal rates. Generally, there is a lag between service revenue trends and product revenue trends; this lag occurs because service revenue is directly related to the size of our installed base of products not covered by warranty.

Costs and Expenses

	Years Ended October 31,
				2002 over 2001	2001 over 2000
As a % of Net Revenue	2002	2001	2000	Ppts Change	Ppts Change

Cost of products as a percentage of product revenue	62%	59%	49%	3	10
Cost of services and other as a percentage of services and other revenue	58%	50%	51%	8	(1)
Total costs as a percentage of total net revenue	61%	58%	49%	3	9
Research and development	19%	15%	11%	4	4
Selling, general and administrative	46%	36%	30%	10	6

      Cost of products and services as a percentage of net revenue increased in 2002 compared to 2001, despite decreases in the actual dollar amounts of costs, due to the steep decline in revenue we experienced this year. Our fixed costs relating to continued overcapacity increase as a percentage of net revenue with any decline in net revenue. Savings in dollar terms were primarily the result of the 2001 Plan, which yielded approximately $325 million of savings in cost of products and services for the year, and reduced inventory charges. Excluding the CIT Group Sale and restructuring charges of $79 million in 2001, cost of products and services as a percentage of net revenue for 2001 increased 10 percentage points compared to 2000. The increase was primarily attributable to decreased sales volume and increased charges for excess and obsolete inventory. During 2001, cost of products as a percentage of product revenue increased due to the same factors mentioned above and higher discounts offered to our customers. Discount increases affected the majority of our products and were the result of pressure from competitors and customers in the face of a declining economy.

      Inventory charges totaled $40 million in 2002 compared to $459 million in 2001 and $70 million in 2000. The abnormally high charges in 2001 compared to 2000 and 2002 were the result of the rapid and steep market decline that year, which caused excess inventory of then-current products and hastened the obsolescence of older products. Inventory charges in 2001 spanned the vast majority of our products as well as raw materials. Additional charges in 2002 reflected continuing weakness in some of our largest markets, particularly telecommunications, but were partially offset by the sale of inventory previously written off in our semiconductor product lines.

      Research and development expenses as a percentage of net revenue increased in 2002 compared to 2001 as a direct result of decreased revenue; in 2001 compared to 2000 research and development expenses increased in both dollar terms and as a percentage of net revenue as a result of continuing expenditures toward new product introductions, many of which helped to offset our revenue losses in the current year. Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies research, which enables fundamental advances across all businesses; communications research, which creates technologies to enable pervasive access to information; life sciences research, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement research, which provides critical advances in test and measurement electronics and systems. Our research improves on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology, optical switching and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term and other research that is intended to be the foundation for future products over a longer time horizon. A significant portion of our product development research is designed to improve on the more than 20,000 products already in production, and other research is on major new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses, it is difficult to quantify the impact of any specific products or projects.

      Selling, general and administrative expenses as a percentage of net revenue increased in 2002 compared to 2001, despite reductions in overall spending, due to the significant decline in net revenue. Overall our spending on selling, general and administrative expenses in 2002 was $250 million lower than in 2001, despite an increase of approximately $89 million in expense for our ERP and CRM systems as a result of savings from the 2001 Plan. Selling, general and administrative expenses as a percentage of net revenue increased in 2001 compared to 2000 primarily due to goodwill amortization relating to our 2001 acquisition of OSI. As a result of various expense-control initiatives in 2001, selling, general and administrative expenses before the effect of goodwill and other intangible amortization, restructuring and asset impairment charges declined 12 percent compared to 2000.

(Loss) Earnings from Operations

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	Change	Change

	(in millions)
(Loss) earnings from operations	$(1,607)	$(778)	$924	(107)%	(184)%
Operating (deficit) margin	(27)%	(9)%	10%	(18) points	(19) points

      Our increased loss from operations in 2002 compared to 2001 was a direct result of the decline in revenue that we experienced, as well as increases in restructuring and asset impairment charges related to restructuring. However, we demonstrated considerable success in realigning our businesses to the weakened economic conditions; the increase of $829 million in our loss from operations was less than 35 percent of our total revenue decline of $2,386 million.

      Excluding the CIT Group Sale, we had a loss from operations of $901 million in 2001 compared to earnings from operations of $810 million in 2000. Excluding the restructuring charges and the CIT

Group Sale, we had a loss from operations of $447 million in 2001 compared to earnings from operations of $925 million in 2000. The decrease in 2001 compared to 2000 was primarily due to the fact that net revenue declined much more rapidly than costs and expenses in the test and measurement and semiconductor businesses. Increased goodwill amortization related to recent acquisitions also contributed to the decrease. The decrease was partially offset by the performance of our life sciences and chemical analysis business.

Other Income (Expense), Net

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change

	(in millions)
Other income (expense), net	$60	$301	$94	(80)%	220%

      Excluding the $269 million impact of the sale of land in San Jose, California in 2001, other income (expense), net increased $28 million in 2002 compared to 2001. This net increase was due to: $45 million from reduced losses on equity investments, $31 million from increased interest income from cash deposits and reduced interest expense due to the pay down of commercial paper and $6 million from gains from dispositions. These increases were partially offset by: $35 million due to interest payable on convertible debt issued in 2002, $4 million due to currency movement and $15 million due to various items, none of which was individually material. Other income (expense), net increased $207 million in 2001 over 2000. The increase was primarily due to the sale of land in San Jose, California, which resulted in a pre-tax gain of $269 million. The increase in other income (expense), net for 2001 compared to 2000 was partially offset by higher interest expense due to a higher average debt balance.

      We sold assets related to portions of our businesses to third parties during 2002, 2001 and 2000. Gross proceeds from these dispositions were $31 million in 2002, $13 million in 2001 and insignificant in 2000. Gains from the dispositions, included in other income (expense), net in the consolidated statement of operations, were $15 million in 2002, $9 million in 2001 and insignificant in 2000.

(Benefit) Provision for Taxes

      The effective tax benefit rate for continuing operations in 2002 was 34 percent. For 2001 and 2000, the effective rates were 19 percent and 34 percent, respectively.

      In 2002, the higher benefit tax rate was due to the relatively higher loss from continuing operations in 2002 than in 2001. In 2001 compared to 2000, the change in the tax rate for continuing operations was due to the tax benefits arising from the losses caused by the global economic downturn of that year. Taxes on the sale of our healthcare solutions business in 2001 were reflected in the gain from sale of discontinued operations.

      Our future effective tax rate will continue to be calculated using our pre-tax earnings or loss and will be affected by additional research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions as well as changes in the mix of our pre-tax earnings among jurisdictions with varying statutory rates.

Segment Results

      For 2002, we changed the method by which we allocate corporate expenses to the segments. Prior period (loss) earnings from operations have been restated accordingly. Management measures the profitability of each of the business segments after excluding goodwill and other intangible amortization and non-recurring items such as restructuring charges; these items have been excluded for all periods presented.

Test and Measurement

      Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. Overall orders activity over the last 12 quarters indicates that the markets for our test and measurement products were fairly consistent throughout 2000, dropped dramatically during 2001 and have remained depressed in 2002 with some unusually steep quarterly variations through the year. Within the business, orders trends were mixed, with our automated test products showing a slight rebound in 2002 compared to 2001 while the other product lines trended downward similarly to the overall results for the business. Generally speaking, declines in both years were the result of a weak market for telecommunications products, with offsetting growth in 2002 driven by orders from semiconductor contract manufacturers in the U.S. and Asia, particularly for our system-on-a-chip products.

Orders and Net Revenue

	Years Ended October 31,
				2002 over 2001		2001 over 2000
	2002	2001	2000	Change		Change

	(in millions)
Orders	$3,294	$4,021	$7,002	(18)%		(43)%
Net revenue from products	$2,791	$4,763	$5,299	(41)%		(10)%
Net revenue from services and other	527	669	809	(21)%		(17)%

Total net revenue	$3,318	$5,432	$6,108	(39)%		(11)%
(Loss) earnings from operations	(837)	(120)	756	(598)%		(116)%
Operating margin (deficit)	(25)%	(2)%	12%	(23) point	s	(14) point	s

      The declines in orders in 2002 compared to 2001 and in 2001 compared to 2000 followed overall trends in the markets where this business focuses its sales, and were driven primarily by weakness in the telecommunications market. However, despite the declines over the prior two years we feel well positioned going into 2003, as we have made major strides toward stabilization since implementing our Enterprise Resource Planning software platform and our products are well positioned to take advantage of the growth anticipated in China as that market continues to open in the near future. Generally speaking, the outlook for wireless communications test products is beginning to improve, while wireline products are anticipated to have a difficult year and we expect the market for general-purpose test products to be mixed. Overall, we will rely on new products for orders growth in the coming year, both to take share in limited new market opportunities and to gain share in larger existing markets.

      The decline in net revenue for 2002 compared to 2001 was primarily the result of the slowdown in the telecommunications industry, as was the decline in 2001 compared to 2000. The slowdown was particularly sharp in the second half of 2001 as we became increasingly dependent on incoming orders, which declined in virtually all of the product lines of our test and measurement businesses. Excluding the CIT Group Sale, total net revenue for 2001 declined 12 percent compared to 2000. Pricing pressures from customers and competitors including sales of used equipment by customers either downsizing or going out of business also contributed to the decline in revenue in 2002 compared to 2001. Overall discounts have increased by approximately 4 percentage points since the beginning of 2001, resulting in approximately $150 million less revenue in 2002 compared to 2001. Our percentage of revenue from new products increased approximately 20 percentage points since early 2001; in 2002 we introduced more than 100 new products, nearly a quarter of which have significant strategic and financial impact on our business. These new products include vector network analyzers, optical electrical generators, performance signal analyzers and automated performance characterization testing products. Net revenue from services and other declined less dramatically than product revenue in 2002 compared to 2001 despite customers increasingly moving away from contracts and towards service on a time-and-materials basis; service revenue is generally more stable than product revenue in difficult market conditions as our installed base of products continues to generate service needs. Net revenue from services and other decreased more dramatically than net revenue from products for 2001 compared to 2000 primarily due to the CIT Group Sale. In addition, a number of customers chose not to renew their service contracts in 2001 in response to cost constraints due to the difficult economic conditions that year.

Costs and Expenses

      The following table shows the percentage point increase in our test and measurement business’ costs and expenses as a percentage of net revenue for 2002, 2001 and 2000.

	2002 over 2001	2001 over 2000
Increase as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products and services	3	9
Research and development	7	3
Selling, general and administrative	13	2

      Cost of products and services as a percentage of net revenue increased in 2002 over 2001 primarily due to the overall decrease in net revenue. On a dollar basis, costs were down 35 percent for the year, driven primarily by savings from restructuring and reduced inventory charges. Cost of products and services as a percentage of net revenue increased in 2001 compared to 2000 primarily due to increased charges for excess and obsolete inventory. Excluding the impact of inventory charges, cost of products and services as a percentage of net revenue increased 3 percentage points in 2001 from 2000. Due to the fixed nature of our manufacturing costs, lower than anticipated manufacturing volumes contributed to the increase in cost of products and services as a percentage of net revenue.

      Inventory charges totaled $54 million in 2002 compared to $364 million in 2001 and $57 million in 2000. The large increase from 2000 to 2001 was the result of rapidly deteriorating conditions in the telecommunications and electronics markets; the charges affected parts for the majority of all product types. Additional charges in 2002 are closer to our run-rate in 2000, and particularly reflect continuing weakness in the communications test market even beyond our expectations at the end of 2001. Inventory charges in 2002 primarily affected optical communications measurement products, demo inventory and raw materials.

      Research and development expense as a percentage of net revenue increased in 2002 from 2001 due to the overall decrease in net revenue. On a dollar basis, expenses were down 10 percent for the year, predominantly as a result of restructuring and from delays and reductions in new product introductions that would otherwise have been developed for near-term release. Specifically, our research and development funding has been refocused to take advantage of the markets that are beginning to recover from the declines or stagnation of the last several quarters, while reductions have been targeted to products in markets that are particularly weak and not expected to recover in the near term, such as wireline telecommunications. The increase in research and development expenses as a percentage of net revenue in 2001 compared to 2000 was primarily due to our continuing expenditures toward new product introductions that were anticipated to generate material contributions to revenue in future periods, combined with the decrease in overall net revenue.

      Selling, general and administrative expenses as a percentage of net revenue increased in 2002 compared to 2001 due to the overall decrease in net revenue. On a dollar basis, expenses were down 16 percent primarily as a result of restructuring. In 2001 selling, general and administrative expenses as a percentage of net revenue were flat compared to 2000.

(Loss) Earnings from Operations

      Our reduced revenue drove the increase in loss from operations in 2002 compared to 2001; weak sales overcame significant new product wins and restructuring savings during the year. However, the fact that losses increased only $1,027 million after removing the impact of reduced inventory charges, compared to reduced revenue of $2,114, is a sign that our restructuring efforts have had significant success in reducing our overall cost structure. The 2001 Plan saved approximately $600 million in 2002 and we reduced average headcount by 11 percent. The 2002 Plan will be focused on achieving breakeven or profitability for the business in 2003, including an additional reduction in average headcount of 8 percent and incremental savings of approximately $40 million per quarter by the end of the year. The savings will result from both the reduction in employee-related costs and from shifting manufacturing and sales into lower-cost regions.

      Loss from operations in 2001 was a result of reduced demand, which led to fewer sales and increased charges for excess and obsolete inventory. Excluding the CIT Group Sale, loss from operations was $242 million compared to earnings from operations of $644 million in 2000.

Semiconductor Products

      Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets. Overall orders activity over the last 12 quarters indicates that the markets for our semiconductor products declined slightly during 2000, dropped dramatically during 2001 with an abnormally low bottom point near the middle of the year, and improved again gradually in 2002. The average for 2002 was just under two-thirds the average in 2000. Underlying market conditions remain little changed in 2002 compared to 2001, including continuing pricing pressure on the orders we book, which is demonstrated by our steadily declining revenue for the same comparison periods despite the orders increase in the current year.

Orders and Net Revenue

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	Change	Change

	(in millions)
Orders	$1,568	$1,290	$2,511	22%	(49)%
Net revenue	$1,559	$1,850	$2,213	(16)%	(16)%
(Loss) earnings from operations	(68)	(177)	229	62%	(177)%
Operating (deficit) margin	(4)%	(10)%	10%	6 points	(20) point	s

      The overall increase in orders for 2002 compared to 2001 was the result of growth in our personal systems product lines, partially offset by reductions in our networking product lines. In personal systems, we saw orders growth of 50 percent for our imaging products and 33 percent for general optoelectronic components while orders for our wireless products were flat from the prior year. In networking, our optical products declined 11 percent compared to the prior year while our smaller overall orders for integrated circuits grew 20 percent. There is still no indication of stabilization in the telecommunications market, but other markets for our networking products show potential for growth in the coming year. The decline in orders for 2001 compared to 2000 was a direct reflection of the steep and rapid decline in the semiconductor products marketplace that year. Looking forward, geographical trends in orders show growth in Asia as an increasing number of companies shift manufacturing out of North America and Europe into mainland China and Southeast Asia.

      The decrease in net revenue for 2002 compared to 2001 was primarily the result of the carryover of revenue into 2001 from relatively high orders in 2000. During 2001, the timing difference between orders and revenue became much smaller, resulting in lower carryover of revenue into 2002. Non-

recurring royalty revenue relating to changes in our agreement with Adaptec Inc. in 2001 also contributed $35 million to the decrease in the comparison between 2002 and 2001. The decrease in net revenue for 2001 compared to 2000 was primarily due to the sharp decline in demand for our semiconductor products. The global economic slowdown led to lower volumes in virtually all product lines of the business. Revenue from sales to Hewlett-Packard, consisting primarily of application-specific integrated circuits (“ASICs”) and motion control products, represented approximately 33 percent of the business’ total net revenue for 2002, 31 percent of net revenue for 2001 and 30 percent of net revenue for 2000. No individual new products had a material impact on results in 2002; we are seeing good customer acceptance of our F-BAR and E-pHEMT wireless products, but those items are not yet showing a material impact on results.

Costs and Expenses

      The following table shows the percentage point increase or decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for 2002, 2001 and 2000.

	2002 over 2001	2001 over 2000
Increase (decrease) as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products	(6)	11
Research and development	—	6
Selling, general and administrative	1	3

      The decrease in cost of products as a percentage of net revenue in 2002 compared to 2001 despite overall reduced revenue was a direct result of the 2001 Plan; savings from restructuring reduced total cost of products by approximately $170 million for the year. The increase in cost of products as a percentage of net revenue in 2001 compared to 2000 was due in part to increased inventory charges for excess and obsolete inventory. In addition to increases from inventory charges, lower than anticipated manufacturing volumes contributed to the increase in cost of products as a percentage of net revenue due to the fixed nature of our manufacturing costs, as the product lines in this business are particularly capital intensive. Unfavorable mix and large shipments to single customers carrying deep discounts impacted cost of products as a percentage of net revenue unfavorably. Excluding the impact of increased inventory charges, cost of products as a percentage of net revenue for 2001 increased 6 percentage points compared to 2000.

      In 2002 we sold $18 million of inventory previously written-down compared to inventory charges of $84 million in 2001 and $4 million in 2000. The sales of written-off inventory in the current year were due to unanticipated demand for products previously considered to be unmarketable. The bulk of the unanticipated sales in 2002 were made in image/ navigation, general fiber optics and hardcopy ASICs. The large increase in inventory charges in 2001 compared to 2000 reflected the dramatic decline of market conditions where this business focuses its sales; the charges affected raw materials used in all of our major products, including image/ navigation, telecom fiber optics, general fiber optics, hardcopy ASICs and couplers.

      Both research and development expenses and selling, general and administrative expenses were flat for 2002 compared to 2001. The increase in research and development expenses as a percentage of net revenue in 2001 compared to 2000 was driven by a continued commitment to develop new products in the fiber optics, high-speed networking, and image position sensor businesses. The increase in selling, general and administrative expenses as a percentage of net revenue for 2001 compared to 2000 was the result of declining revenue; the total amount of selling, general and administrative expenses were reduced by $9 million due to the expense containment measures that we implemented in 2001 prior to restructuring.

(Loss) Earnings from Operations

      The reduced loss from operations in 2002 compared to 2001 was the result of reduced inventory charges and our cost containment measures, including the 2001 Plan. Overall, we reduced average headcount by 13 percent in 2002, in addition to headcount reductions of 12 percent at the end of 2001 compared to the end of 2000. Overall savings from restructuring in 2002 totaled $250 million for the full year. For the 2002 Plan, the business expects to further reduce average headcount in 2003 by about 6 percent; the scope of the restructuring covers all categories of cost and expenses and all regions of operations. When complete, the 2002 Plan is expected to save approximately $10 million per quarter by the end of the year, and is expected to bring the business back to profitability.

      The loss from operations in 2001 compared to earnings from operations in 2000 resulted primarily from lower net revenue and higher cost of products and expenses as a percentage of net revenue due to the fixed nature of our expenses.

Life Sciences and Chemical Analysis

      Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Overall, orders growth over the last 12 quarters has indicated that the markets for our life sciences and chemical analysis products has been slowly but steadily increasing, with some regular seasonality patterns that recur predictably each year. Due to U.S. government and large pharmaceutical budgets, orders in our first and fourth quarters are seasonally greater than those in our second and third quarters. However, general economic trends, new product introductions and competition might overshadow this trend in any given year. In 2002, the primary driver for growth in life sciences products revenue was strong acceptance of new products, with some offsetting declines in the pharmaceuticals market. The primary drivers of revenue growth in chemical analysis for 2002 were U.S. government spending and Asian economic development.

Orders and Net Revenue

	Years Ended October 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000	Change	Change

	(in millions)
Orders	$1,151	$1,103	$1,053	4%	5%
Net revenue from products	$884	$872	$788	1%	11%
Net revenue from services and other	249	242	252	3%	(4)%

Total net revenue	$1,133	$1,114	$1,040	2%	7%
Earnings from operations	150	91	10	65%	810%
Operating margin	13%	8%	1%	5 points	7 points

      The increase in orders in 2002 compared to 2001 was driven by government spending in the U.S. and abroad, growth in new technology areas such as microarrays and Chemchip and the growth of the chemical analysis market. In our life sciences markets, new technologies drove improved orders performance, while our pharmaceuticals customers continued to reduce orders this year. In our chemical analysis markets, U.S. government spending on homeland security and Asian government spending on infrastructure were the primary growth areas. Orders in Asia grew 12 percent this year, primarily for products in the environmental and foods markets. The increase in orders in 2001 compared to 2000 was the result of the overall steady upward market trend in life sciences and chemical analysis products. We expect that recently- and soon-to-be-released new products will continue to produce orders growth in the coming year.

      The increase in net revenue for 2002 compared to 2001 was a result of increased sales in both our life sciences products and our chemical analysis products. In life sciences, increased revenue was driven by growth in new technology areas such as microarrays and Chemchip, but overall weakness in pharmaceutical industry spending continues. New products contributed significantly to our performance in 2002; revenue for new products was approximately $80 to $90 million for the year, primarily for microarrays and microarray systems, Chemchip applications and systems and new liquid chromatography and liquid chromatography/mass spectrometry applications. The increase in net revenue for 2001 compared to 2000 was the result of increased sales of our products in the life sciences market moderated by decreased sales of our products in our traditional chemical and petrochemical markets. Net revenue from products including liquid chromatography equipment, bioanalyzers and microarrays grew more than 20 percent in 2001 compared to 2000. Services and other revenue decreased slightly in 2001 compared to 2000, primarily as a result of customers choosing to receive services on a time-and-materials basis rather than renewing long-term service contracts, a common trend in the face of difficult economic times.

Costs and Expenses

      The following table shows the percentage point decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for 2002, 2001 and 2000.

	2002 over 2001	2001 over 2000
Decrease as a % of Net Revenue	Ppts Change	Ppts Change

Cost of products and services	(3)	(2)
Research and development	—	(1)
Selling, general and administrative	(2)	(5)

      Cost of products and services as a percentage of net revenue was down slightly in 2002 compared to 2001. Tight expense management and cost reductions, improved management of inventories and reductions in infrastructure expenses this year drove a $17 million decrease in total spending. Cost of products and services as a percentage of net revenue was flat in 2001 compared to 2000; additional depreciation expense related to increased spending in manufacturing capacity for microarrays was offset by cost controls and improved operational efficiencies.

      Inventory charges totaled $4 million in 2002 compared to $11 million in 2001 and $9 million in 2000. The slightly increased inventory charge run-rate in 2001 compared to both 2000 and 2002 was due to overall inventory reductions in the face of the difficult economy and some consolidation of warehouses to increase efficiency.

      The life sciences and chemical analysis business did not participate significantly in the 2001 Plan until the fourth quarter of 2002, when we took steps to consolidate our facilities in California. In order to minimize moving expense and capital investments in existing space, we will outsource components of the manufacturing process. For the 2002 Plan, our restructuring efforts will be focused on improving the manufacturability and quality of our products.

      Research and development expenses as a percentage of net revenue were flat for both 2002 compared to 2001 and 2001 compared to 2000. Steady spending on research and development is required to produce new products that can improve revenues and market share in future years. Selling, general and administrative expenses as a percentage of net revenue were flat in 2002 compared to 2001; the decrease in selling, general and administrative expenses as a percentage of net revenue for 2001 compared to 2000 reflected our efforts to reduce cost structures and discretionary expenses.

Earnings from Operations

      The increase in earnings from operations in 2002 compared to 2001 was primarily due to increased revenue and continued cost controls. Overall, cost controls, inventory management and infrastructure reductions contributed approximately $20 million to our bottom line for the year. The increase in earnings from operations in 2001 compared to 2000 was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising out of manufacturing centralization efforts begun in fiscal 2000 and increased volumes contributed to the increase.

Healthcare Solutions — Discontinued Operations

      Our healthcare solutions business has been classified as a discontinued operation. The table below shows the results of our healthcare solutions business before general overhead allocations and net of the costs of divestiture. Results for the year ended October 31, 2001 include operations from November 1, 2000 to May 31, 2001, the measurement date in accordance with APB No. 30. The net loss from discontinued operations of $58 million for the two-month period following our May 31, 2001 measurement date was included in the gain from sale of discontinued operations. The after-tax gain resulting from the sale of our healthcare solutions business including this loss was $646 million.

      The following table shows the detailed results of operations of our discontinued healthcare solutions business for 2001 and 2000. These results are also included in our consolidated statement of operations as net earnings from discontinued operations for the years ended 2001 and 2000.

	Years Ended
	October 31,

	2001(a)	2000

	(in millions)
Net revenue	$765	$1,412
Costs and expenses	747	1,283

Earnings from discontinued operations	18	129
Other income (expense), net	3	17

Earnings from discontinued operations before taxes	21	146
Provision for taxes	15	61

Net earnings from discontinued operations	$6	$85

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

Financial Condition

Liquidity and Capital Resources

      Our financial position remained strong at October 31, 2002, with cash and cash equivalents of $1,844 million.

      We used cash from continuing operations of $585 million in 2002 compared to $114 million used in 2001 and $536 million generated in 2000. Of the $585 million cash used in operations in 2002, $235 million was spent on restructuring activities, primarily in the form of severance payments. Inventory-related charges were significantly lower in 2002 than in the previous year at $40 million compared to $459 million a year ago. The abnormally high charges in 2001 compared to 2000 and 2002 were the result of the rapid and steep market decline that year, which caused excess inventory of then-current products and hastened the obsolescence of older products. As demand for our products generally declined in 2002, we have been able to manufacture more products using inventory on hand and have reduced the amounts that we have purchased from suppliers.

      An 8 percent increase in revenues in the fourth quarter of 2002 compared to the same quarter in 2001 was the primary cause of a 14 percent increase in accounts receivable at the end of 2002 as compared to the prior year. At the end of fiscal 2001 accounts receivable had decreased by about 50 percent compared to the end of fiscal 2000, primarily due to a 47 percent decline in fiscal 2001 fourth quarter revenues as compared to the fourth quarter of 2000. There were no material bad debt charges in any of the years presented. The net amount of cash used in the reduction of accounts payable declined from $480 million in 2001 to $89 million in 2002. This trend is generally consistent with the decrease in our operating expenses.

      In 2002, $84 million of cash was used to fund our U.S. defined benefit plans and $105 million was contributed to our international defined benefit plans. This year’s contributions were approximately $128 million or 210 percent larger than in the previous year due primarily to a decline in equity markets globally. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets declines relative to our future projected obligations, we have to make larger contributions to maintain our funded status. In 2003, we expect to fund our retirement plans in approximately the same amounts as in 2002.

      We currently have over $1 billion of deferred tax assets. The significant increase in deferred tax assets for 2002 is due primarily to net operating loss carry-forwards (“NOLs”), foreign tax credits and research and development tax credits. We expect to utilize the NOLs, foreign tax credits and research and development tax credits to reduce future tax liabilities when we return to profitability.

      Our need to control discretionary spending and conserve cash in the face of the weak economy has significantly reduced the amounts we considered to be available for investments such as new company acquisitions, equity investments and property, plant and equipment. Net cash used by investing activities for 2002 was $71 million compared to $1,365 million in 2001 and $1,062 million in 2000. In 2002, we used $15 million to purchase equity in strategically aligned companies. In 2001 we spent $904 million, primarily for the acquisition of OSI and for the Yokagawa Purchase. In 2000 we used $634 million for the first and second installments of the Yokagawa Purchase along with investments in several other companies. In 2001, we used cash of $289 million for a long-term leasehold investment on which the lessee prepaid $237 million of rent in 2002. Capital spending controls imposed in the fourth quarter of 2001 reduced spending on property, plant and equipment by $580 million in 2002 compared to the prior year. In 2002 the majority of property, plant and equipment purchases were related to the implementations of our ERP and CRM systems and to the development of our website. The total program costs for these three initiatives were $281 million in 2002 compared to $164 million in 2001. Of these amounts, we capitalized $148 million in 2002 and $91 million in 2001 and the remainder was expensed. We estimate that the total program cost in 2003 for these initiatives will be approximately $160 million. Although these programs used significant resources in 2002 and 2001, when they are completed we will be able to retire over 1000 legacy systems, resulting in significant savings. We had no material dispositions of property, plant and equipment in 2002 compared to $633 million in 2001 related to the sale of land in San Jose and the CIT Group Sale.

      In November 2001, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due in 2021. A registration statement filed on behalf of certain holders of the debentures became effective on April 11, 2002. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture agreement dated November 27, 2001) and are redeemable at our option at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if we undergo a Fundamental Change (as defined in the Indenture agreement) at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture agreement) in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. More information regarding the terms of the debentures, including conversion price, Fundamental Change and the interest rate reset can be found in the Indenture agreement.

      On August 1, 2001 we completed the sale of our healthcare solutions business to Phillips for initial proceeds of approximately $1.7 billion. In May of 2002 we finalized the sale agreement. We received $1.6 billion in August of 2001 and since then we have received all of the $100 million withheld by Philips from the total purchase price at the time of the sale plus adjustments for the final purchased net assets. Cash flows from discontinued operations include the proceeds from the sale and cash used in the operations of the healthcare solutions business during the year up until the date of sale.

      We have terminated our $250 million five-year revolving credit facility that was due to expire on November 5, 2005 and have not extended the $250 million 364-day revolving credit facility that terminated on November 1, 2002. We had no outstanding balances under these credit facilities during 2002. We did not have plans to use these credit facilities, and we believe that the costs of renewing and/or retaining these credit facilities outweighed their benefits. We continue to have access to uncommitted credit lines through our banking partners, although we do not anticipate any significant additional credit needs in the next year.

      In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These regular purchase agreements did not exceed 5 percent of cost of sales. We have contractual commitments to non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on these financing arrangements and we have no other material guarantees or commitments. See Note 16, “Other Accrued Liabilities” in Item 15 of this report for further information on lease guarantees. See Note 18, “Commitments” in Item 15 of this report for further information on our non-cancelable operating leases.

      We are taking actions to achieve positive cash flows from operations in 2003. We will benefit from significant cost savings through our restructuring programs and we have plans to further improve our collection of accounts receivable and lower our inventory levels. Inventory levels already have been reduced by over $400 million from two years ago. This represents major progress in a key area of our asset performance.

      Our liquidity is affected by many factors, some of which are based on normal operating cash flow patterns of our businesses and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in a number of locations throughout the world, and in some cases tax rules and regulations could restrict our ability to move cash balances from one jurisdiction to meet cash requirements in another jurisdiction without incurring tax penalties. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization. We believe that our current cash and cash equivalents and other borrowing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for 2003.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

      The economic downturn resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although some segments of these industries have shown recent signs of stabilization, others, especially in communications, continue to exhibit a downward cycle. There has been year-over-year orders growth in our semiconductor products, life sciences and chemical analysis, semiconductor test and wireless test businesses, but demand in these markets remains volatile so the underlying trend is uncertain. In addition, our businesses serving wireline telecommunications markets have continued to decline. Pricing pressures intensified throughout 2002, reducing our gross margins.

      We are uncertain how long the current downturn will last and when a sustained recovery in our markets may occur. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services. In addition, if our customers’ markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such further decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. Also, in such an environment, pricing pressures could continue, and if we are unable to respond quickly enough this could negatively impact our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required.

The actions we took in response to the reduced demand for our products and services could have long-term adverse effects on our business.

      Beginning in the third quarter of 2001, our revenue started declining. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we reduced our workforce, froze hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also initiated short-term facility closures to reduce production levels.

      In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction was completed at the end of the fourth quarter of 2002. In connection with our announcement of our results for the quarter ended July 31, 2002, we announced that to reach our profitability goals we will have to reduce costs by approximately another $50 million per quarter. This entails approximately 2,500 additional job cuts, which are underway. In addition, from May 1 to October 31 of 2001, we instituted a 10 percent pay reduction applicable to all employees globally, wherever legally permissible. Starting in the first quarter of 2002, we continued the 10 percent pay reduction for approximately 2,000 of our senior managers. In February of 2002, we reinstated the pay reduction at a rate of 5 percent for our other employees, wherever legally permissible. The reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. In addition to these measures, we are continuing our initiatives to streamline our operations. The pay reductions continued throughout our third quarter. Starting August 1, 2002, we restored full pay to all employees worldwide, which increases the pressure to reach our profitability goals.

      There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

As demand for our products does not match our manufacturing capacity, our earnings may continue to suffer.

      Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufactur-

ing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our earnings. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Failure to adjust our orders for parts and inventories due to changing market conditions could adversely affect our earnings.

      Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and in the twelve months ended October 31, 2002, we have incurred approximately another $40 million in inventory-related charges. If the demand for our products continues to decrease, we may experience additional excess and obsolete inventories and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our inventories quickly enough to meet increasing demand for our products. Approximately 5 percent of our parts require custom work. Of these, some parts are not readily available from alternate suppliers, due to their unique nature or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

We are continuing to implement new information systems, and problems with the design or implementation of these new systems have interfered and could further interfere with our operations.

      We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that were created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. In the quarter ended October 31, 2002, following the first phase of our enterprise resource planning software implementation, we were still experiencing some difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. During 2003, we expect to implement a new customer support information system and some additional functionality to our enterprise resource planning software. If further disruptions occur in the current implementation or the implementation of the additional system and functionality in 2003, our operations could be interrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected. In addition, our future revenue and profit projections could be inaccurate if we have misjudged the realization of potential future savings from the new systems.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the senior convertible debentures.

      Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Throughout 2002, the continued low levels of orders significantly affected our ability to efficiently plan production and inventory levels, which led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

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

      We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs;

•	innovate and develop new technologies, services and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes on time;

•	differentiate our offerings from our competitors’ offerings;

•	price our products competitively; and

•	anticipate our competitors’ development of new products, services or technological innovations.

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

      The current U.S. and international response to terrorism could exacerbate these risks. For example, there may be an increased risk of political unrest in regions such as Southeast Asia, where we have significant manufacturing operations. This could disrupt our ability to manufacture products or import parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations to continue the manufacturing and assembly processes. Any such delay or interruption could have an adverse effect on our results of operations.

Our business will suffer if we are not able to retain and hire key personnel.

      Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Our decision to continue temporary pay cuts in 2002 and to eliminate pay increases for 2002 where legally permissible, along with the scaled-down pay increase program for 2003, may harm our long-term ability to retain and hire key personnel. Although the labor market has changed dramatically within the past two years, and our attrition rate has remained low, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

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

      In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	the retention of key employees;

•	the management of facilities and employees in different geographic areas;

•	the retention of key customers; and

•	the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

      A successful divestiture depends on various factors, including our ability to:

•	effectively transfer liabilities, contracts, facilities and employees to the purchaser;

•	identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and

•	reduce fixed costs previously associated with the divested assets or business.

      Any additional impairment of the value of purchased assets and goodwill could have a significant negative impact on our future operating results.

      In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Agilent products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

If sales of custom integrated circuits to Hewlett-Packard decline, our semiconductor products revenue will suffer, and we are limited in our ability to sell these integrated circuits to other companies.

      Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the twelve months ended October 31, 2002, shipments from our semiconductor products group to Hewlett-Packard accounted for approximately 8 percent of our total shipments and approximately 33 percent of our semiconductor products business’ shipments.

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

Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.

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

      Our semiconductor and other manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. We may be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

Our customers and we are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

      Our businesses are subject to various significant international, federal, state and local regulations, including but not limited to health and safety, packaging, product content, labor and import/ export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

      Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the U.S. Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

      Some of our chemical analysis products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacture, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

We are subject to laws and regulations governing government contracts, and our failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

      We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. Our sales to U.S. government agencies and contractors are approximately 5 percent of our total sales. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

      While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly license agreements. However, we may not be able to obtain license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

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

      Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

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

      Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

If we are required to account for options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

      There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at or in excess of fair market value we calculate compensation expense and disclose the impact on net (loss) earnings and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require us to record the fair market value of all stock options as compensation expense in our consolidated statement of operations. Note 14, “Stock-Based Compensation,” of the consolidated financial statements included in Item 15 of this report reflects the impact that such a change in accounting treatment would have had on our net (loss) income and (loss) earnings per share if it had been in effect during the past three years.

If our operating results do not improve in the long-term we may be required to establish a valuation allowance against our net deferred tax assets.

      We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. A valuation allowance would be recorded if it were more likely than not that some or all of our deferred tax assets would not be realized before they expire. If we establish a valuation allowance we might record a tax expense in our statement of operations which would have an adverse impact on our net income.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

      Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 75 percent of our revenues in 2002 and 70 percent of our revenues in each of fiscal years 2001 and 2000 were generated in U.S. dollars.

      We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2002 and October 31, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

      The Financial Statements appear in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding our directors appears under “Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held March 4, 2003. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

      Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.     Executive Compensation

      Information about compensation of our named executive officers appears under “Executive Compensation” and under “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation Arrangements and Stock Ownership Guidelines” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership of certain beneficial owners and management appears under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Controls and Procedures

(a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.     Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

1.	Form 8-K dated August 6, 2002, reporting under Item 5, “Other Events,” Agilent’s intent to comply in a timely manner with SEC Order No. 4-460, requiring the filing of sworn statements by chief executive officers and chief financial officers of large, publicly held U.S. companies.

2.	Form 8-K dated August 20, 2002, reporting under Item 5, “Other Events,” Agilent’s third quarter results for the three and nine months ended July 31, 2002.

3.	Form 8-K dated September 13, 2002, reporting under Item 5, “Other Events,” the submission of sworn statements by Agilent’s chief executive officer and chief financial officer pursuant to SEC Order No. 4-406.

STATEMENT OF MANAGEMENT RESPONSIBILITY

      Agilent Technologies’ management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. and reflect the effects of certain estimates and judgments made by management.

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

      Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the U.S., and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

      The Audit and Finance Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both the internal auditors and the independent accountants.

Edward W. Barnholt Chairman of the Board of Directors, President and Chief Executive Officer	Adrian T. Dillon Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in the notes to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changed its method of revenue recognition as of November 1, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

November 18, 2002

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,

	2002	2001	2000

	(in millions, except per
	share amounts)
Net revenue:
Products	$5,234	$7,485	$8,300
Services and other	776	911	1,061

Total net revenue	6,010	8,396	9,361
Costs and expenses:
Cost of products	3,244	4,432	4,046
Cost of services and other	450	458	540

Total costs	3,694	4,890	4,586
Research and development	1,169	1,280	1,065
Selling, general and administrative	2,754	3,004	2,786

Total costs and expenses	7,617	9,174	8,437

(Loss) earnings from operations	(1,607)	(778)	924
Other income (expense), net	60	301	94

(Loss) earnings from continuing operations before taxes	(1,547)	(477)	1,018
(Benefit) provision for taxes	(525)	(71)	346

(Loss) earnings from continuing operations	(1,022)	(406)	672
Earnings from discontinued operations (net of taxes of $15 million and $61 million in 2001 and 2000, respectively)	—	6	85
(Loss) gain from sale of discontinued operations (net of tax benefit of $6 million and expense of $422 million in 2002 and 2001, respectively)	(10)	646	—

(Loss) earnings before cumulative effect of accounting changes	(1,032)	246	757
Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	(25)	—
Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	—	(47)	—

Net (loss) earnings	$(1,032)	$174	$757

Net (loss) earnings per share — Basic:
(Loss) earnings from continuing operations	$(2.20)	$(0.89)	$1.49
Earnings from discontinued operations, net	—	0.01	0.19
(Loss) gain from sale of discontinued operations, net	(0.02)	1.41	—
Cumulative effect of adopting SFAS No. 133, net	—	(0.05)	—
Cumulative effect of adopting SAB 101, net	—	(0.10)	—

Net (loss) earnings	$(2.22)	$0.38	$1.68

Net (loss) earnings per share — Diluted:
(Loss) earnings from continuing operations	$(2.20)	$(0.89)	$1.48
Earnings from discontinued operations, net	—	0.01	0.18
(Loss) gain from sale of discontinued operations, net	(0.02)	1.41	—
Cumulative effect of adopting SFAS No. 133, net	—	(0.05)	—
Cumulative effect of adopting SAB 101, net	—	(0.10)	—

Net (loss) earnings	$(2.22)	$0.38	$1.66

Weighted average shares used in computing net (loss) earnings per share:
Basic	465	458	449
Diluted	465	458	455

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,

	2002	2001

	(in millions,
	except par value
	and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$1,170
Accounts receivable, net	1,118	977
Inventory	1,184	1,491
Net investment in lease receivable	1	237
Current deferred tax assets	462	494
Other current assets	271	430

Total current assets	4,880	4,799
Property, plant and equipment, net	1,579	1,848
Goodwill and other intangible assets, net	685	1,070
Long-term deferred tax assets	635	10
Other assets	424	259

Total assets	$8,203	$7,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305	$392
Employee compensation and benefits	733	576
Deferred revenue	244	279
Income and other taxes payable	325	173
Other accrued liabilities	574	582

Total current liabilities	2,181	2,002
Senior convertible debentures	1,150	—
Other liabilities	245	325

Total liabilities	3,576	2,327
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 467 million shares at October 31, 2002 and 461 million shares at October 31, 2001 issued and outstanding	5	5
Additional paid-in capital	4,872	4,723
Retained (deficit) earnings	(101)	931
Accumulated comprehensive loss	(149)	—

Total stockholders’ equity	4,627	5,659

Total liabilities and stockholders’ equity	$8,203	$7,986

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,

	2002	2001	2000

	(in millions)
Cash flows from operating activities:
(Loss) earnings from continuing operations	$(1,022)	$(478)	$672
Adjustments to reconcile (loss) earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	735	734	460
Inventory-related charges	40	459	70
Deferred taxes	(664)	(94)	(59)
Non-cash restructuring and asset impairment charges	204	161	8
Retirement plans curtailment gain	(19)	—	—
Net gain on divestitures and sale of assets	(18)	(447)	(152)
Adoption of SFAS No. 133	—	41	—
Changes in assets and liabilities:
Accounts receivable	(139)	933	(697)
Inventory	278	(373)	(431)
Accounts payable	(89)	(480)	356
Employee compensation and benefits	89	(145)	149
Income taxes	137	(472)	235
Other current assets and liabilities	16	(8)	4
Other long-term assets and liabilities	(133)	55	(79)

Net cash (used in) provided by operating activities	(585)	(114)	536
Cash flows from investing activities:
Investments in property, plant and equipment	(301)	(881)	(803)
Dispositions of property, plant and equipment	—	633	333
Proceeds from (net investment in) lease receivable	237	(289)	—
Sale of equity investments	—	74	60
Purchase of equity investments	(23)	(27)	(32)
Acquisitions, net of cash acquired	(15)	(904)	(634)
Proceeds from dispositions	31	13	—
Other, net	—	16	14

Net cash used in investing activities	(71)	(1,365)	(1,062)
Cash flows from financing activities:
IPO proceeds	—	—	2,068
IPO proceeds transferred to Hewlett-Packard	—	—	(2,068)
Issuance of senior convertible debentures, net of issuance costs	1,123	—	—
Issuance of common stock under employee stock plans	121	150	84
Net (payments to) proceeds from notes payable and short-term borrowings	(1)	(113)	110
Financing from Hewlett-Packard	—	—	1,081

Net cash provided by financing activities	1,243	37	1,275
Net proceeds and cash provided by discontinued operations	87	1,616	247

Change in cash and cash equivalents	674	174	996
Cash and cash equivalents at beginning of year	1,170	996	—

Cash and cash equivalents at end of year	$1,844	$1,170	$996

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock

	Number		Additional	Retained	Accumulated
	of	Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total

	(in millions, except number of shares in thousands)
Balance as of October 31, 1999	380,000	$4	$3,378	$—	$—	$3,382
Components of comprehensive income:
Net earnings	—	—	—	757	—	757
Unrealized loss on investment (net of tax benefit of $3 million)	—	—	—	—	(5)	(5)

Total comprehensive income						752

Shares issued in the IPO	72,000	1	2,067	—	—	2,068
Proceeds from IPO transferred to Hewlett-Packard	—	(1)	(2,067)	—	—	(2,068)
Shares issued for employee benefit plans and other	1,976	1	125	—	—	126
Cash funding from Hewlett-Packard	—	—	1,858	—	—	1,858
Transfer of net assets to Hewlett- Packard	—	—	(853)	—	—	(853)

Balance as of October 31, 2000	453,976	5	4,508	757	(5)	5,265
Components of comprehensive income:
Net earnings	—	—	—	174	—	174
Reclassification adjustment relating to warrants (net of tax expense of $12 million)	—	—	—	—	22	22
Reclassification adjustment relating to derivatives (net of tax expense of $3 million)	—	—	—	—	(6)	(6)
SFAS No. 133 cumulative transition adjustment	—	—	—	—	6	6
Change in unrealized loss on investment (net of tax benefit of $13 million)	—	—	—	—	(24)	(24)
Unrealized gain on derivatives (net of tax expense of $4 million)	—	—	—	—	7	7

Total comprehensive income						179

Shares issued for employee benefit plans and other	5,594	—	150	—	—	150
Issuance of common shares and options for Acquisitions	1,461	—	70	—	—	70
Other additional paid in capital	—	—	(5)	—	—	(5)

Balance as of October 31, 2001	461,031	5	4,723	931	—	5,659

The accompanying notes are an integral part of these consolidated financial statements.

		Common Stock

	Number		Additional	Retained	Accumulated
	of	Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total

	(in millions, except number of shares in thousands)
Components of comprehensive loss:
Net loss	—	—	—	(1,032)	—	(1,032)
Reclassification adjustment relating to derivatives (net of tax expense of $4 million)	—	—	—	—	(7)	(7)
SFAS No. 133 cumulative transition adjustment	—	—	—	—	(6)	(6)
Foreign currency translation	—	—	—	—	7	7
Change in unrealized gain on investment (net of tax expense of $1 million)	—	—	—	—	(1)	(1)
Unrealized gain on derivatives (net of tax expense of $2 million)	—	—	—	—	4	4
Minimum pension liability adjustment	—	—	—	—	(146)	(146)

Total comprehensive loss						(1,181)

Shares issued for employee benefit plans and other	5,993	—	145	—	—	145
Other additional paid in capital			4			4

Balance as of October 31, 2002	467,024	$5	$4,872	$(101)	$(149)	$4,627

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview and Basis of Presentation

      Agilent Technologies, Inc. (“we,” “Agilent” or the “Company”), incorporated in Delaware in May 1999, is a global diversified technology organization that provides enabling solutions to technology markets within the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“Hewlett-Packard”). Hewlett-Packard distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

      On August 1, 2001 we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. The results of the healthcare solutions business are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 4, “Discontinued Operations”.

      Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

2.     Summary of Significant Accounting Policies

      Basis of presentation. The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts in the consolidated financial statements as of and for the years ended October 31, 2001 and October 31, 2000 have been reclassified to conform to the presentation in 2002.

      Principles of consolidation. The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires that management make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates.

      Revenue recognition. Revenue from product sales, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Provisions are established for estimated costs that may be incurred for product warranties. Revenue from services is recognized over the contractual period or as services are rendered and accepted by the customer.

      Shipping and handling costs. Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in total costs for all periods presented.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred revenue. Deferred revenue is primarily made up of service, support and maintenance agreements, and advanced billings and customer deposits.

      Goodwill and purchased intangible assets. Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to ten years. Goodwill resulting from acquisitions completed after June 30, 2001 has not been amortized, in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

      Advertising. Advertising costs are expensed as incurred and amounted to $81 million in 2002, $115 million in 2001 and $178 million in 2000.

      Taxes on earnings. Income tax expense or benefit is based on earnings or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Prior to June 3, 2000, our operating results were included in Hewlett-Packard’s consolidated U.S. and state income tax returns and in tax returns of certain Hewlett-Packard foreign subsidiaries.

      Net (loss) earnings per share. Basic net (loss) earnings per share is computed by dividing net (loss) earnings — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net (loss) earnings per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. Diluted net (loss) earnings per share for 2002 and 2001 excludes the potentially dilutive effect of common stock equivalents as their effect is antidilutive.

      Cash and cash equivalents. We classify investments as cash equivalents if their original maturity is three months or less. Cash equivalents are stated at cost, which approximates fair value.

      Fair value of financial instruments. The carrying values of certain of our company’s financial instruments, including cash and cash equivalents, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

      Concentration of credit risk. We sell the majority of our products through our direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2002 and 2001. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

      Derivative instruments. We enter into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated intercompany transactions and assets and liabilities that are denominated in currencies other than functional currency. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally mature within twelve months. We do not use derivative financial instruments for speculative or trading purposes.

      When hedging anticipated intercompany cash flow exposure, foreign exchange contract expirations are set so as to occur in the same period that the goods are expected to be sold to third parties, allowing realized gains and losses on the contracts to be recognized into cost of goods sold. When hedging balance sheet exposure, gains and losses on foreign exchange contracts are recognized in other income (expense), net in the same period as the occurrence of gains and losses on remeasurement of the non-functional currency denominated assets and liabilities. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

      We may also, from time to time, acquire warrants to purchase securities of other companies as part of strategic relationships.

      Inventory. Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

      Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in operations. Buildings and improvements are depreciated over fifteen to forty years and machinery and equipment over three to ten years. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after November 1, 2001. The effect of this change on the net loss for the year was insignificant. For property, plant and equipment placed into service prior to November 1, 2001, depreciation is provided using accelerated methods, principally over fifteen to forty years for buildings and improvements and three to ten years for machinery and equipment, including equipment leased to customers under operating leases. Depreciation of leasehold improvements is provided using the straight-line method over the life of the asset or the term of the lease, whichever is shorter.

      Capitalized software. We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment under machinery and equipment and is amortized over its useful life when development is complete.

      Impairment of long-lived assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 3, “New Accounting Pronouncements” for further discussion.

      Foreign currency translation. Effective November 1, 2001, we have determined that the functional currency for many of our subsidiaries outside the U.S. has changed from the U.S. dollar to local currency based on the criteria of SFAS No. 52 “Foreign Currency Translation”. This change did not have a material impact on our consolidated financial position as of November 1, 2001. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive loss in stockholders’ equity.

      For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are generally translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in consolidated net (loss) earnings.

      For our subsidiaries which are local currency functional, the effect of foreign currency exchange rate fluctuations during 2002 on our consolidated cash and cash equivalents balance was not material.

3.  New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 under which goodwill will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. We adopted SFAS No. 142 on November 1, 2002. Subsequently, we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. Based on our assessment, effective in the first quarter of 2003, approximately $6 million of intangible assets associated with workforce-in-place will be reclassified to goodwill.

      As part of our assessment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach, and as a result we expect to record a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment exists in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. We were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, the pre-tax impairment is expected to be $268 million, approximately 44 percent of total consolidated goodwill recorded as of October 31, 2002. The adoption of SFAS No. 142 is also expected to have a material impact on our results of operations because goodwill will no longer be amortized subsequent to the adoption of SFAS No. 142. Amortization of goodwill was $326 million in 2002, $303 million in 2001 and $64 million in 2000.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We will

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopt SFAS No. 144 in the first quarter of 2003. We do not believe that the adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, which nullifies EITF No. 94-3. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The effect of adoption is dependent on the timing of our related restructuring activities; however, we do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position, results of operations, or cash flows.

4.  Discontinued Operations

      On August 1, 2001, we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. (“Philips”) pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion. Philips paid initial proceeds of $1.6 billion to us on August 1, 2001, with further payments following pursuant to the terms of the Asset Purchase Agreement dated as of November 17, 2000, as amended and supplemented by the Amendment and Supplemental Agreement, dated as of August 1, 2001 (collectively, the “Asset Purchase Agreement”). The total purchase price was subject to adjustment based on the determination of the final purchased net assets and on our performance of integration services for Philips.

      Our consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million in 2001 and an after-tax loss of $10 million in 2002 as a result of the sale to Philips. In 2002, adjustments were made to the gain as a result of purchase price adjustments to reflect the final purchased net assets and additional costs that were not anticipated at the time of the sale.

      We signed an agreement with Philips, dated as of May 15, 2002, finalizing the purchase price adjustments from the sale. The adjustments did not result in a material adjustment to the gain on sale. Since August 1, 2001, we received all of the $100 million withheld by Philips from the total purchase price at the time of the sale plus adjustments for the final purchased net assets. For incremental fees, we provided support services to Philips after August 1, 2001 and a portion of these fees offset costs that include an element of fixed costs which are recognized in selling, general and administrative expenses in 2001 and 2002. As of October 31, 2002, we have completed our contractual obligation to provide services to Philips.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the components of the gain on sale of discontinued operations initially recorded and the subsequent adjustments.

Gain on sale of
discontinued
operations

(in millions)
Proceeds not subject to contingency	$1,771
Book value of assets and liabilities sold	(495)
Book value of assets and liabilities written off	(98)
Net loss from operations post-measurement date	(58)
Costs of disposition	(52)

Gain on sale before taxes	1,068
Taxes	(422)

Gain from sale of discontinued operations, net of taxes for the year ended October 31, 2001	$646

Adjustment to gain:
Cash received after satisfaction of contingencies, including interest	$20
Purchase price adjustment	(44)
Information technology and other costs	(2)
Retirement plan curtailment	10

Loss on sale before taxes	(16)
Tax benefit	6

Loss from sale of discontinued operations, net of taxes for the year ended October 31, 2002	$(10)

      The following table shows the results of operations of our healthcare solutions business in 2001 and 2000. There were no results from operation in 2002.

	Years Ended
	October 31,

	2001(a)	2000

	(in millions)
Net revenue	$765	$1,412
Costs and expenses	747	1,283

Earnings from discontinued operations	18	129
Other income (expense), net	3	17

Earnings from discontinued operations before taxes	21	146
Provision for taxes	15	61

Net earnings from discontinued operations	$6	$85

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

5.  Acquisitions and Sale of Assets

      On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted. Using the purchase method of accounting in accordance with APB Opinion No. 16, “Business Combinations” (“APB No. 16”), the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million was being amortized over three years. The net book value of goodwill associated with this acquisition at October 31, 2002 was $234 million. At the time of the acquisition OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business.

      In July 1999, Hewlett-Packard entered into an agreement with Yokogawa Electric Corporation (“Yokogawa”) to acquire Yokogawa’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million (the “Yokogawa Purchase”). The acquisition was done in several steps. In the initial step, which occurred in January 2000, we purchased approximately 10 percent of Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $206 million. In the second step, which occurred in April 2000, we purchased approximately 11 percent of additional Agilent Technologies Japan, Ltd. shares from Yokogawa for approximately $216 million. In January 2001, we completed the Yokogawa Purchase by purchasing the remaining 4 percent interest for approximately $99 million. Of the total purchase price, $243 million was allocated to tangible assets and $278 million was attributed to goodwill which was being amortized over ten years. The remaining net book value of goodwill associated with this acquisition was $205 million at October 31, 2002.

      In addition to the OSI acquisition and the Yokogawa Purchase, we acquired several other companies during 2002, 2001 and 2000, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting as defined in APB No. 16 or SFAS No. 141 depending on the date of acquisition. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have not been significant.

      Unaudited pro forma statement of operations information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

      The net book value of goodwill was $610 million at October 31, 2002 and $944 million at October 31, 2001. Goodwill related to acquisitions completed prior to June 30, 2001 was amortized over periods ranging from three to ten years. Effective in the first quarter of 2003, goodwill will no longer be amortized, in accordance with our adoption SFAS No. 142. Effective in the first quarter of 2003, approximately $6 million of workforce-in-place will be reclassified from intangible assets to goodwill. Goodwill amortization was $326 million in 2002, $303 million in 2001 and $64 million in 2000. The aggregate amount of goodwill impairment losses was $12 million in 2002, $8 million in 2001 and insignificant in 2000. See further discussion in Note 3,“New Accounting Pronouncements.”

      The net book value of purchased other intangible assets was $75 million at October 31, 2002 and $126 million at October 31, 2001. Purchased intangible assets such as purchased technology ($59 million as of October 31, 2002), workforce-in-place ($6 million as of October 31, 2002) and customer relationships ($10 million as of October 31, 2002) are amortized over periods from three to four years. Amortization of purchased intangible assets was $52 million in 2002, $41 million in 2001 and $7 million in 2000.

      Sale of Leasing Portfolio. In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) pursuant to which we sold them substantially all of our leasing portfolio (the “CIT Group Sale”) over the course of 2000 and 2001. There was no impact on our consolidated cash flows and results of operations from the CIT

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group Sale in 2002. The impact on our consolidated cash flows and results of operations of the CIT Group Sale in the two previous years is shown below.

	Year Ended	Year Ended
	October 31,	October 31,
	2001	2000

	(in millions)
Net proceeds from the CIT Group Sale	$287	$234
Product revenue	$254	$197
Cost of products	$131	$83

      We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. This agreement has been in place since the fourth quarter of 2000.

      In addition to the CIT Group Sale and the sale of the healthcare solutions business, we sold assets related to portions of our businesses to third parties during 2002, 2001, and 2000. Gross proceeds from these dispositions were $31 million in 2002, $13 million in 2001, and insignificant in 2000. Gains from the dispositions, included in other income (expense), net, in the consolidated statement of operations, were $15 million in 2002, $9 million in 2001, and insignificant in 2000.

6.  Adoption of SAB 101

      In December 1999, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of 2001, we adopted SAB 101 retroactive to the beginning of the year. The cumulative effect of the adoption resulted in a charge to 2001 net earnings of $47 million (net of income taxes of $27 million) or $0.10 per basic and diluted share. As a result of adopting SAB 101, delivery is considered to have occurred when title and risk of loss have transferred to the customer. For the year ended October 31, 2001, the net impact on 2001 revenues including amounts deferred at October 31, 2001 was an increase of $67 million of revenue and $29 million of cost of products which were included in the cumulative effect adjustment. Pro forma amounts for the year ended October 31, 2000 have not been presented, as the effect of the change could not reasonably be determined.

7.  Adoption of SFAS No. 133

      Effective November 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of the derivative instruments are recognized in earnings or stockholders’ equity, depending on the intended use of the instrument.

      If derivative instruments are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in earnings in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. If derivative instruments are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in other comprehensive income, a component of stockholders’ equity. These amounts are reclassified and recognized in earnings when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2002 and 2001 was not significant.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of SFAS No. 133 on November 1, 2000 resulted in a cumulative pre-tax reduction to income of $41 million ($25 million after tax) and a pre-tax increase in other comprehensive income of $10 million.

8.  (Loss) Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations for the periods presented below.

	For the Years Ended
	October 31,

	2002	2001	2000

	(in millions, except per
	share data)
Numerator:
(Loss) earnings from continuing operations	$(1,022)	$(406)	$672
Earnings from discontinued operations, net of taxes	—	6	85
(Loss) gain from the sale of discontinued operations, net of taxes	(10)	646	—

(Loss) earnings before cumulative effect of changes in accounting principles	(1,032)	246	757
Cumulative effect of adopting SFAS No. 133, net of taxes	—	(25)	—
Cumulative effect of adopting SAB 101, net of taxes	—	(47)	—

Net (loss) earnings	$(1,032)	$174	$757

Denominators:
Basic weighted average shares	465	458	449
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	—	6

Diluted weighted average shares	465	458	455

      Options to purchase 73.8 million shares of common stock at a weighted average exercise price of $40 per share were outstanding in 2002, but were not included in the computation of diluted net (loss) earnings per share because the options were antidilutive for 2002. The options, which expire no later than 2012, were still outstanding at the end of 2002. In 2001, options to purchase 63.9 million shares of common stock at a weighted average exercise price of $46 per share were outstanding, but were not included in the computation of diluted net earnings per share because the options were antidilutive.

      See Note 17, “Senior Convertible Debentures and Lines of Credit,” for a discussion of our senior convertible debentures, which may be dilutive in 2003.

9.     Supplemental Cash Flow Information

      Cash paid for income taxes was $160 million in 2002, $450 million in 2001 and $546 million in 2000. Cash paid for interest was $36 million in 2002, $28 million in 2001 and was not material in 2000.

      Non-cash transactions were primarily related to the issuance of common stock under various employee stock plans in the amount of $23 million in 2002, $26 million in 2001 and $44 million in 2000, and acquisitions in the amount of $70 million in 2001 and $25 million in 2000.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Inventory

	October 31,

	2002	2001

	(in millions)
Finished goods	$377	$400
Work in progress	130	239
Raw materials	677	852

	$1,184	$1,491

      Inventory-related charges of $40 million, $459 million and $70 million were recorded in total cost of products in 2002, 2001 and 2000, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. As required by the guidance in SAB 100 inventory write-downs represent a new cost basis and therefore not a valuation allowance.

11.     Property, Plant and Equipment, Net

	October 31

	2002	2001

	(in millions)
Land	$148	$148
Buildings and leasehold improvements	1,625	1,767
Machinery and equipment	2,300	2,210

Total property, plant and equipment	4,073	4,125
Accumulated depreciation	(2,494)	(2,277)

	$1,579	$1,848

      The net book value of capitalized software was $171 million at October 31, 2002 and $64 million at October 31, 2001. These amounts primarily relate to the development of our website, Enterprise Resource Planning (“ERP”) system and Customer Relationship Management (“CRM”) software.

      We have sold substantially all of our portfolio of operating leases to CIT. See Note 5, “Acquisitions and Sale of Assets.” Equipment under operating leases was $10 million at October 31, 2002 and $23 million at October 31, 2001 and was included in machinery and equipment. Accumulated depreciation related to equipment under operating leases was $5 million at October 31, 2002 and $4 million at October 31, 2001.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Taxes on Earnings

      The (benefit) provision for income taxes is comprised of:

	Years Ended October 31,

	2002	2001(a)	2000

	(in millions)
U.S. federal taxes from continuing operations:
Current	$—	$22	$77
Deferred	(501)	(105)	(42)
Non-U.S. taxes from continuing operations:
Current	142	(38)	310
Deferred	(113)	20	(18)
State taxes from continuing operations, net of federal benefit	(53)	(13)	19

Total from continuing operations:	$(525)	$(114)	$346

(a)	The benefit for income taxes in 2001 includes $71 million tax benefit from operations, $16 million tax benefit from adoption of SFAS No. 133 and $27 million tax benefit from adoption of SAB 101

      The significant components of deferred tax assets, for which no valuation allowance was required, and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,

	2002		2001

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

	(in millions)
Inventory	$175	$4	$229	$9
Property, plant and equipment	72	8	62	6
Warranty reserves	30	3	30	—
Retiree medical benefits	51	—	54	—
Other retirement benefits	78	44	—	44
Employee benefits, other than retirement	242	9	189	4
Net operating losses and credit carryforwards	641	—	32	—
Unremitted earnings of foreign subsidiaries	—	238	—	203
Other	134	33	103	24

	$1,423	$339	$699	$290

      At October 31, 2002, we had net operating loss carryforwards of approximately $1,115 million and tax credit carryforwards of approximately $245 million. The net operating loss and tax credit carryforwards will expire beginning in 2005 through 2022 if not utilized.

      Tax benefits of $6 million in 2002, $11 million in 2001 and $16 million in 2000 associated with the exercise of employee stock options were recognized in stockholders’ equity.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended
	October 31,

	2002	2001	2000

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	2.2	2.1
Lower rates in other jurisdictions, net	2.1	6.1	(4.0)
Goodwill	(9.1)	(19.8)	2.0
Credits	4.1	2.0	(0.5)
Other, net	(1.6)	(6.5)	(0.6)

	34.0%	19.0%	34.0%

      The domestic and foreign components of (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,

	2002	2001	2000

	(in millions)
U.S. continuing operations	$(1,804)	$(487)	$66
Non-U.S. continuing operations	257	(105)	952

	$(1,547)	$(592)	$1,018

      As a result of certain employment and capital investment actions undertaken by us, income from manufacturing activities in certain countries is subject to reduced tax rates, or is wholly exempt from taxes, for tax years through 2010. The income tax benefits attributable to the tax status of subsidiaries in these countries were estimated to be $33 million in 2002, $37 million in 2001 and $41 million in 2000.

      We have not provided for U.S. federal income and foreign withholding taxes on $970 million of non-U.S. subsidiaries’ undistributed earnings as of October 31, 2002 because we intend to reinvest such earnings indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

13.     Restructuring and Asset Impairment

     Summary

      We currently have two active restructuring plans — one initiated in the fourth quarter of 2001 (the “2001 Plan”) and the other initiated in the fourth quarter of 2002 (the “2002 Plan”) after it became clear that the actions taken in the previous year would not be sufficient to return the company to profitability. Both plans were designed to reduce costs and expenses in order to return the company to profitability without relying on an improvement in economic conditions.

      Actions have been focused on segments that were impacted most severely by the changing environment — our test and measurement and semiconductor products groups — but actions were also taken to reduce the costs associated with support services such as finance and administration. Cost reductions were initiated by reducing the number of properties, particularly sales and administrative sites and by reducing our workforce within the impacted segments.

      Our 2001 Plan was substantially complete as of October 31, 2002. The 2002 Plan is still being implemented — we expect to complete it no later than the first quarter of 2004.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The 2001 Plan

      In 2001, as a result of the economic downturn that impacted many of the markets that we serve, we took steps to restructure our businesses. On August 20, 2001, we announced a plan to reduce our workforce by approximately 4,000, or about nine percent, by the middle of 2002. On November 15, 2001, we enhanced and supplemented our plan by announcing a further reduction of 4,000 jobs once we had determined that the actions contemplated in August would not be sufficient to return us to profitability. Together these actions form the 2001 Plan, which was designed to reduce costs across almost all of our administrative and support services, including sales and marketing, and to focus our production activities on those products that we believed would return us to profitability, such as those in life sciences, semiconductor test and wireless telecommunications. Our plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the life sciences and chemical analysis group except as the plan related to support services reductions across all of our businesses. Within the test and measurement segment, we reduced production capacity dramatically for communications test product lines and reduced production to some degree in general purpose and semiconductor test product lines. Within the semiconductor products segment we reduced production capacity significantly for product lines in networking, especially long-haul networks, and reduced production capacity for some personal systems products. The 2001 Plan was substantially complete as of October 31, 2002, although we will continue to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

      A summary of restructuring activity for the 2001 Plan through October 31, 2002 is shown in the table below:

			Impairment of
			Assets,
	Workforce	Consolidation of	Property, plant
	Reduction	Excess Facilities	And equipment	Total

	(in millions)
Beginning balance at July 31, 2001	$—	$—	$—	$—
Total charge	117	20	17	154
Cash payments	(65)	—	—	(65)

Ending balance at October 31, 2001	52	20	17	89
Total charge	175	53	129	357
Asset impairment	—	—	(146)	(146)
Cash payments	(210)	(10)	—	(220)

Ending balance at October 31, 2002	$17	$63	$—	$80

      The three main components of the 2001 Plan relate to workforce reductions, consolidation of excess facilities and impairment of property, plant and equipment.

      Workforce related charges were incurred due to the 8,000-person workforce reduction; the cuts impacted all regions, all expense categories and most of our segments. Research and development activities were terminated on some product development initiatives, none of which were individually or in total significant to our future revenues or profitability. We also took action to reduce the number of employees at production facilities that had experienced declining demand, such as those making equipment for the long-haul wireline business.

      Our plan to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited, or plan to exit in the near future, more than

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100 production, support and sales facilities, or parts of facilities, across all regions particularly in the U.S. and Japan, representing more than 3.6 million square feet, or about 19 percent, of our worldwide property. As of October 31, 2002, we have vacated approximately 40 percent of these facilities. The decision to exit individual facilities was made as a result of specific economic conditions in certain countries and as part of our strategy to centralize support services and to consolidate facilities. We lease most of these buildings from third parties, and the closures impacted all three of our segments. In most cases, we are exiting office space housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

      Asset impairment charges relate to fixed assets and were determined using estimates of the expected future cash flows generated from those assets. Impairments were recorded for machinery and equipment in production facilities that we were closing or scaling back, such as for the long-haul wireline business and for leasehold improvements in leased facilities that we planned to exit. One production facility in Kobe, Japan accounted for approximately $60 million of the $129 million of asset impairment charges in 2002. In order to determine the amount of the impairment, under the held-for-use model in accordance with SFAS No. 121, we estimated the cash flows that would result from our continued use of the building until we expect to vacate it and also estimated the sales proceeds that we expected to be able to realize. The resulting impairment was approximately 80 percent of the net book value of the facility, primarily due to the decline in the local property market.

      We have incurred $511 million of the expenses for the 2001 Plan through October 31, 2002, $154 million in 2001 and $357 million in 2002. The most significant revision to the plan was made in the fourth quarter of 2002 after updating our lease termination costs and sub-lease income assumptions as the real estate leasing market continued to decline, adding a number of leased sales offices and two owned production facilities to the list that we were planning to exit, including the facility in Kobe, Japan, described above; we incurred incremental asset impairment costs of $94 million and lease facility costs of $36 million in relation to these changes.

      We have reduced our workforce by approximately 7,700 (approximately 6,400 from involuntary terminations and approximately 1,300 from net attrition) as of October 31, 2002. We paid approximately $210 million in cash for severance payments in 2002. The cash payments were funded using cash generated from operations, existing working capital and credit facilities, where necessary.

     The 2002 Plan

      On August 19, 2002, we announced our intention to further reduce our operational costs by $50 million per quarter so that we might reach profitability at target revenue levels of $1.6 billion per quarter. We concluded that we must further reduce our breakeven point given our current level of revenues because the wireline and communications markets are recovering more slowly than we anticipated. This plan primarily affects the manufacturing and field operations serving the wireline markets that are components of our test and measurement group.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of restructuring activity for the 2002 Plan through October 31, 2002 is shown in the table below:

		Impairment of
		Assets,
		Property, plant
	Workforce	And equipment
	Reduction	(in millions)	Total

Beginning balance at July 31, 2002	$—	$—	$—
Total charge	83	34	117
Asset impairment	—	(34)	(34)
Cash payments	(15)	—	(15)

Ending balance at October 31, 2002	$68	$—	$68

      As part of the 2002 Plan we have reduced our workforce by approximately 300 as of October 31, 2002. We expect to reduce our workforce by 2,500 in total by the time the plan is completed. We expect to achieve the majority of the $50 million reduction in quarterly operational costs by mid-2003.

      Asset impairment charges of $34 million relate to machinery and equipment, primarily owned by the semiconductor products group in Singapore. The equipment had been purchased in support of communications research, but as a result of our restructuring plans, we have decided to sell the equipment and conduct the research using existing equipment in the U.S.

      A summary of the income statement impact of the combined plans in 2002 and 2001 is shown below. There were no significant restructuring activities in 2000.

	Years ended
	October 31,

	2002	2001

	(in millions)
Cost of products and services	$210	$79
Research and development	56	17
Selling, general and administrative	208	58

Total restructuring and asset impairment charges	$474	$154

     Other asset impairment charges

      In June 2001, we recognized a $74 million asset impairment charge with respect to our decision to cancel the development of a software system for our customer support activities. We entered into an agreement with Hewlett-Packard to extend our use of their legacy customer support systems in place of the one that we were developing.

14.     Stock-Based Compensation

      Employee stock purchase plans. Prior to February 2, 2000, virtually all of our employees were able to contribute up to ten percent of their base compensation to the quarterly purchase of Hewlett-Packard’s common stock under the Hewlett-Packard Stock Purchase Plan (the “Hewlett-Packard Plan”). Under the provisions of the Hewlett-Packard Plan, employee contributions to purchase shares were partially matched with shares contributed by Hewlett-Packard. These matching shares generally vested over two years. After February 2, 2000, we implemented the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “Legacy Plan”) that was similar to the Hewlett-Packard Plan and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowed eligible employees to contribute up to ten percent of their base compensation to the purchase of our common stock. Under the provisions of the Legacy Plan, employee contributions were partially matched with shares contributed by us. These matching shares also generally vested over two years. On June 2, 2000, all unvested matching shares of Hewlett-Packard stock held by our employees were forfeited and replaced by our common stock of equivalent value. Compensation expense for the matching provision for both the Hewlett-Packard Plan and the Legacy Plan was measured using the fair value of shares on the date of purchase by Hewlett-Packard for the Hewlett-Packard Plan and by Agilent for the Legacy Plan and was recognized over the two-year vesting period. Compensation expense under both plans was $16 million in 2002, $28 million in 2001 and $34 million in 2000. At October 31, 2002, 9,802,100 shares of our common stock had been authorized for issuance under the Legacy Plan and 3,359,279 of these shares had been issued.

      Effective October 31, 2000, purchases and contributions under the Legacy Plan ceased. All unvested matching shares under the Legacy Plan maintained their original vesting terms based on the employee’s continued employment. Vesting of these matching shares was completed by October 31, 2002.

      Effective November 1, 2000, we adopted a new plan, the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “423(b) Plan”). Under the provisions of the 423(b) Plan, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the 423(b) Plan. As of October 31, 2002, 35,000,000 shares of our common stock were authorized for issuance under the 423(b) Plan and 6,407,624 of these shares have been issued.

      Incentive compensation plans. On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the “Stock Plan”) and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Stock Plan. Options granted under the Stock Plan may be either “incentive stock options,” as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and have a maximum term of ten years. The exercise price for incentive stock options is not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

      At October 31, 2002, shares registered and available for option and restricted stock grants were 51,949,609. Compensation expense for discounted options, stock appreciation rights and restricted stock is recognized based on the intrinsic value method defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Any compensation expense is recognized ratably over the associated service period, which is generally the vesting period. The compensation expense related to discounted options, stock appreciation rights and restricted stock was $7 million in 2002, $8 million in 2001 and $24 million in 2000.

      Effective June 2000, a majority of the Hewlett-Packard awards held by our employees were converted to Agilent awards of equivalent value. The conversion of Hewlett-Packard options into Agilent options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and options period of the replacement Agilent options were the same as the original vesting terms and option period of the Hewlett-Packard options.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity for the years ended October 31, 2002, 2001 and 2000:

		Weighted
		Average
	Shares	Exercise Price

	(in thousands)
Outstanding options as of November 1, 1999	—	$—
Converted from Hewlett-Packard	17,687	$31
Granted	30,425	$59
Exercised	(645)	$23
Cancelled	(1,333)	$59

Outstanding as of October 31, 2000	46,134	$48
Granted	20,814	$40
Exercised	(1,114)	$20
Cancelled	(1,879)	$72

Outstanding as of October 31, 2001	63,955	$46
Granted	20,152	$25
Exercised	(1,128)	$12
Cancelled	(9,140)	$51

Outstanding as of October 31, 2002	73,839	$40

      The following table summarizes options exercisable and the fair value of options granted:

		Weighted
		Average
	Shares	Exercise Price

	(in thousands)
Options exercisable as of October 31, 2000	10,914	$26
Fair market value of options granted and converted during 2000		$48
Options exercisable as of October 31, 2001	25,196	$40
Fair market value of options granted during 2001		$27
Options exercisable as of October 31, 2002	31,501	$41
Fair market value of options granted during 2002		$15

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about all options outstanding at October 31, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$0 - 25	23,838	7.9 years	$23	5,484	$17
$26 - 50	35,588	7.3 years	$37	19,550	$37
$51 - 75	3,516	7.9 years	$61	1,612	$61
$76 - 100	10,661	7.4 years	$78	4,715	$77
$101 and over	236	7.4 years	$119	140	$119

	73,839		$40	31,501	$41

      Pro forma information. We have elected to follow the accounting provisions of APB No. 25 for stock-based compensation granted to employees. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

      Pro forma net (loss) earnings and net (loss) earnings per share information, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), has been determined as if we had accounted for all employee stock options granted, including shares under the 423(b) Plan to employees under SFAS No. 123’s fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate for options	2.9%	4.25%	5.75%
Risk-free interest rate for the 423(b) Plan	1.89-5.87%	3.68-6.04%	—
Dividend yield	0%	0%	0%
Volatility for options	63%	77%	67%
Volatility for the 423(b) Plan	47-77%	77%	—
Expected option life	5.5 years	5.5 years	7 years
Expected life for the 423(b) Plan	6 months-2 years	6 months-2 years	—

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	2002	2001	2000

	(in millions, except per share
	amounts)
Net (loss) earnings — as reported	$(1,032)	$174	$757
SFAS No.123 based compensation, net of tax	(311)	(503)	(281)

Net (loss) earnings — pro forma	$(1,343)	$(329)	$476

Basic net (loss) earnings per share — as reported	$(2.22)	$0.38	$1.68
Basic net (loss) earnings per share — pro forma	$(2.89)	$(0.72)	$1.06
Diluted net (loss) earnings per share — as reported	$(2.22)	$0.38	$1.66
Diluted net (loss) earnings per share — pro forma	$(2.89)	$(0.72)	$1.05

15. Retirement Plans and Post Retirement Benefits

      General. Substantially all of our employees are covered under various defined benefit and/or defined contribution plans. Additionally, we sponsor post retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

      Restructuring. Beginning in late 2001, we carried out plans to reduce our workforce by approximately 8,000 employees. In the U.S., employees affected by restructuring were offered a choice of remaining in the Agilent Retirement Plan (the “Retirement Plan”) or taking a distribution from the Retirement Plan. In the funded status table below, amounts relating to settlements of benefit obligations due to employees affected by restructuring are treated as regular plan payments. Additionally, eligible employees (i.e., those who met eligibility requirements as of their individual termination dates) were offered the opportunity to elect to receive benefits under the Agilent Continued Group Medical or SeniorMed Programs. Outside the U.S., subject to local statutory and other practical limitations, employees affected by restructuring were offered the choice of remaining in the applicable retirement plans or taking distributions from those plans.

      Sale of healthcare solutions business. In the U.S., employees of the healthcare solutions business (“HSG Employees”) were offered a choice of remaining in the Retirement Plan or taking a distribution from the Retirement Plan. In the funded status table below, amounts relating to settlements of HSG Employees’ benefit obligations are treated as regular plan payments. Additionally, eligible HSG Employees (i.e., those who qualified for retirement on August 1, 2001) were offered the opportunity to elect to receive benefits under the Agilent Continued Group Medical or SeniorMed Programs. Outside the U.S., subject to local statutory and other practical limitations, HSG Employees’ projected benefit obligations — calculated in accordance with the Asset Purchase Agreement — were transferred to Philips along with an equal amount of assets. Amounts reported in this footnote reflect our continuing operations excluding the healthcare solutions business, except where noted.

      Workforce-related events such as restructuring cause curtailment and settlement gains or losses when they have a material impact on the average future working lifetime or total number of participants in our retirement and postretirement plans. The restructuring program and the sale of our healthcare solutions business described above both resulted in material changes to our plan demographics in the U.S. and several other countries. The curtailment and settlement gains and losses related to each event are separately identified in the tables that follow.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Spin-off from Hewlett-Packard. On or before June 2, 2000, we assumed responsibility for pension, deferred profit-sharing, 401(k) and other post retirement benefits from Hewlett-Packard for current and former employees whose last work assignment prior to the spin-off was with Agilent. These current and former employees are collectively referred to as “Agilent Employees.” In the U.S., the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan (the “Group Trust”), and a pro rata share of the assets of the Group Trust was assigned to the Agilent Deferred Profit-Sharing Plan Trust and the Agilent Retirement Plan Trust. Outside the U.S., generally, a pro rata share of the Hewlett-Packard pension assets, if any, were transferred or otherwise assigned to the Agilent entity in accordance with local law or practice. The pro rata share was in the same proportion as the projected benefit obligation for Agilent Employees was to the total projected benefit obligation of Hewlett-Packard and Agilent combined. For all periods presented, the consolidated financial statements include the trust assets, liabilities and expenses that were assigned to Agilent.

      Pension and deferred profit-sharing plans. Worldwide pension costs included in (loss) earnings from continuing operations were $112 million in 2002, $106 million in 2001 and $69 million in 2000.

      U.S. employees who meet eligibility criteria under the Retirement Plan are provided pension benefits under the Retirement Plan. Defined benefits are generally based on an employee’s average pay during the final five years of employment and length of service. For eligible service through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the eligible employee under our fixed and frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”), which was closed to new participants in November 1993.

      As of October 31, 2002 and 2001, the status of the Retirement Plan and DPSP for U.S. Agilent Employees follows.

	Retirement
	Plan		DPSP

	2002	2001	2002	2001

	(in millions)
Fair value of plan assets	$407	$451	$952	$1,266
Retirement benefit obligation	$761	$702	$952	$1,266

      Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

      Post retirement benefit plans. In addition to receiving pension benefits, U.S. Agilent Employees who meet retirement eligibility requirements as of their termination dates may participate in our Continued Group Medical or SeniorMed Plans. Substantially all of our current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in a medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on the options chosen and length of service. Our U.S. retirees are also covered by a death benefit that is part of the Agilent Survivor Protection Plan. This benefit provides a fixed sum to retirees’ survivors and is available to all retirees regardless of length of service or compensation.

      401(k) defined contribution plan. Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (“the 401(k) Plan”). Assets and liabilities related to Agilent Employees

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were transferred to us by Hewlett-Packard effective June 2, 2000. Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee’s annual eligible compensation. The maximum contribution to the 401(k) Plan is 20 percent of an employee’s annual eligible compensation, subject to regulatory and plan limitations. Our expense included in earnings (loss) from continuing operations related to the 401(k) Plan was $43 million in 2002, $53 million in 2001 and $48 million in 2000.

      Components of net periodic cost. For the years ended October 31, 2002, 2001 and 2000, our net pension and post retirement benefit costs were comprised of:

	Pensions

							U.S. Post Retirement
	U.S. Plans			Non-U.S. Plans			Benefit Plans

	2002	2001	2000	2002	2001	2000	2002	2001	2000

	(in millions)
Service cost — benefits earned during the period	$83	$87	$74	$42	$44	$51	$13	$13	$10
Interest cost on benefit obligation	46	41	35	41	42	39	27	24	18
Expected return on plan assets	(41)	(56)	(51)	(59)	(59)	(58)	(28)	(36)	(33)
Amortization and deferrals:
Actuarial loss (gain)	10	(10)	(12)	13	6	(1)	(8)	(18)	(10)
Transition asset	—	—	(3)	—	—	—	—	—	—
Prior service cost	1	1	2	—	1	1	—	—	(4)

Net plan costs (income)	99	63	45	37	34	32	4	(17)	(19)
Curtailment loss (gain)	1	(28)	—	(1)	(4)	—	(41)	(7)	—
Settlement loss	5	1	—	7	21	—	—	—	—
Special termination benefits	—	—	—	1	—	—	—	—	—
Other	—	—	—	—	7	—	—	—	—

Total net plan costs (income)	$105	$36	$45	$44	$58	$32	$(37)	$(24)	$(19)

Distribution of net plan costs (income):
Continuing operations	$105	$32	$40	$44	$55	$29	$(37)	$(23)	$(17)
Discontinued operations	—	4	5	—	3	3	—	(1)	(2)

Total net plan costs (income)	$105	$36	$45	$44	$58	$32	$(37)	$(24)	$(19)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Funded status. As of October 31, 2002 and 2001, the funded status of the defined benefit and post retirement benefit plans was:

			Non-U.S.		U.S.
	U.S. Defined		Defined		Post Retirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2002	2001	2002	2001	2002	2001

	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$451	$655	$746	$807	$311	$426
Net addition (deletion) of plans	—	—	6	—	—	—
Actual return on plan assets	(68)	(164)	(213)	(64)	(49)	(108)
Employer contributions	84	1	105	60	1	—
Participants’ contributions	—	—	8	8	4	4
Benefits paid	(60)	(41)	(21)	(10)	(11)	(11)
Special termination benefits	—	—	1	—	—	—
Currency impact	—	—	29	(9)	—	—
Curtailment/ settlement impact — divestiture of Healthcare Solutions Business	—	—	—	(60)	—	—
Curtailment/ settlement impact — restructuring	—	—	(16)	—	—	—
Other	—	—	12	14	—	—

Fair value — end of year	$407	$451	$657	$746	$256	$311

Change in benefit obligation:
Benefit obligation — beginning of year	702	585	821	821	380	317
Net addition (deletion) of plans	—	—	19	—	—	—
Service cost	83	87	42	44	13	13
Interest cost	46	41	41	42	27	24
Participants’ contributions	—	—	8	8	4	4
Plan amendment	—	—	3	(17)	—	—
Actuarial loss	19	73	30	4	66	40
Benefits paid	(60)	(41)	(21)	(13)	(11)	(11)
Special termination benefits	—	—	1	—	—	—
Currency impact	—	—	44	(12)	—	—
Curtailment/ settlement impact — divestiture of Healthcare Solutions Business	—	(43)	—	(63)	(10)	(7)
Curtailment/ settlement impact — restructuring	(29)	—	(31)		(32)
Other	—	—	—	7	—	—

Benefit obligation — end of year	$761	$702	$957	$821	$437	$380

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Non-U.S.		U.S.
	U.S. Defined		Defined		Post Retirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2002	2001	2002	2001	2002	2001

	(in millions)
Plan assets less than benefit obligation	$(354)	$(251)	$(300)	$(75)	$(181)	$(69)
Unrecognized net actuarial loss (gain)	213	129	483	191	2	(102)
Unrecognized prior service cost (benefit) related to plan changes	5	8	(5)	(8)	49	3
Unrecognized net transition asset*	—	—	—	(1)	—	—

Net (accrued) prepaid costs	$(136)	$(114)	$178	$107	$(130)	$(168)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid defined benefit plan costs	$—	$—	$187	$111	$—	$—
Accrued defined benefit plan costs	(136)	(114)	(239)	(4)	—	—
Intangible assets	—	—	6	—	—	—
Additional minimum pension liability	—	—	224	—	—	—
Accrued post retirement benefits costs	—	—	—	—	(130)	(168)

Net (accrued) prepaid costs	$(136)	$(114)	$178	$107	$(130)	$(168)

*	Amortized over periods ranging from 3 to 22 years.

      Plan assets consist primarily of listed stocks and bonds. Our Retirement Plan assets are allocated 80 percent to equities and 20 percent to fixed income investments. Our DPSP assets are allocated 60 percent to equities and 40 percent to fixed income investments. Allocation between equities and fixed income investments varies by plan in countries outside the U.S., but all plans’ assets are broadly diversified both domestically and overseas.

      As of October 31, 2002, all of our defined benefit plans had benefit obligations that were in excess of the fair value of the plan assets; at the end of 2001, four of our plans outside the U.S. did not have obligations in excess of assets. The amounts of the obligations and assets for the underfunded plans only were:

			Non-U.S.
	U.S. Defined		Defined
	Benefit Plans		Benefit Plans
	October 31,		October 31,

	2002	2001	2002	2001

		(in millions)
Aggregate projected benefit obligation (“PBO”)	$(761)	$(702)	$(957)	$(579)
Aggregate accumulated benefit obligation (“ABO”)	$(432)	$(374)	$(736)	$(464)
Aggregate fair value of plan assets	$407	$451	$657	$483

      An additional minimum pension liability adjustment was required for our pension plans in Germany, Japan and the United Kingdom during 2002 as the accumulated benefit obligation of $529 million for those plans exceeded the $441 million of pension plan assets for those plans as of the measurement date. The $88 million difference was increased by $142 million for net prepaid pension costs for all of the affected plans and reduced by $6 million for intangible assets in the United Kingdom’s plan and one of the Japanese plans, resulting in a gross additional minimum pension

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of $224 million. Of this amount, $146 million impacted accumulated comprehensive loss, offset by $78 million applied to deferred tax assets.

      Assumptions. The assumptions used to determine the benefit obligations and expense for our defined benefit and postretirement benefit plans are presented in the table below. The impacts of the assumptions listed for the years 2002, 2001 and 2000 have already been recognized in our consolidated statement of operations. The assumptions for the year 2003 were used to determine the obligations presented as of October 31, 2002 in the funded status table above, and their impacts will be recognized in our consolidated statements of operations during 2003.

		Years Ended October 31,

	2003	2002	2001	2000

U.S. defined benefit plans:
Discount rate	6.75%	7.0%	7.5%	7.25%
Average increase in compensation levels	5.25%	5.5%	6.0%	5.0%
Expected long-term return on assets	8.75%	9.0%	9.0%	9.0%
Non-U.S. defined benefit plans:
Discount rate	2.25 – 6.0%	2.5 — 6.5%	3.0 — 6.5%	3.3 — 6.0%
Average increase in compensation levels	3.5 — 4.25%	3.5 — 5.5%	3.5 — 5.5%	3.5 — 5.3%
Expected long-term return on assets	5.5 — 7.75%	6.5 — 8.5%	6.1 — 8.5%	6.1 — 8.5%
U.S. postretirement benefits plans:
Discount rate	6.75%	7.0%	7.5%	7.25%
Expected long-term return on assets	8.75%	9.0%	9.0%	9.0%
Current medical cost trend rate	9.0%	7.75%	7.75%	8.2%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%	5.5%
Medical cost trend rate decreases to ultimate rate in year	2007	2007	2007	2007

      Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A 1 percentage point change in the assumed health care cost trend rates for the year ended October 31, 2003 would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

	(in millions)
Effect on total service and interest cost components	$11	$(8)
Effect on postretirement benefit obligations	$79	$(63)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Other Accrued Liabilities

      Other accrued liabilities and other long-term liabilities at October 31, 2002 and 2001 were as follows:

	October 31,

	2002	2001

	(in millions)
Other accrued liabilities
Accrued expenses	$280	$343
Restructuring	148	89
Warranty accruals	59	62
Lease guarantees	68	71
Other	19	17

Total other accrued liabilities	$574	$582

Other long-term liabilities
Retirement plans	$118	$169
Deferred compensation	34	37
Self-insured health and welfare	30	32
Other	63	87

Total other long-term liabilities	$245	$325

17.     Senior Convertible Debentures and Lines of Credit

      Senior Convertible Debentures. On November 27, 2001, we completed a private offering of $1.15 billion aggregate principal amount of 3 percent senior convertible debentures (the “debentures”) due 2021 and generated net proceeds of $1.12 billion after deducting fees and expenses. A registration statement filed on behalf of certain holders of the debentures became effective on April 11, 2002. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture agreement dated November 27, 2001) and are redeemable at the company’s option beginning at any time on or after December 6, 2004. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on specified dates in 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if the company undergoes a Fundamental Change (as defined in the Indenture agreement), at a price equal to 100 percent of the principal amount plus interest. The debentures bear interest at an annual rate of 3 percent, which is payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture agreement) in June 2006, June 2011 and June 2016, but in no event will it be reset below 3 percent or above 5 percent per annum. To date there have been no adjustments to the conversion price of the debentures.

      Lines of Credit. Effective November 1, 2002, we terminated our $250 million five-year revolving credit facility that was due to expire on November 5, 2005 and did not extend the $250 million 364-day revolving credit facility that expired on November 1, 2002. We did not have plans to use these credit facilities, and we believe that the costs of renewing and/or retaining these credit facilities outweighed their benefits. There were no balances outstanding under either facility at October 31, 2002 or October 31, 2001.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Commitments

      Operating Lease Commitments. We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under leases at October 31, 2002 were $91 million for 2003, $78 million for 2004, $65 million for 2005, $50 million for 2006, $39 million for 2007 and $84 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $177 million in 2002, $100 million in 2001 and $69 million in 2000.

19.     Contingencies

      We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

20.     Segment Information

      Description of segments. We are a diversified technology company that provides enabling solutions to customers in markets within the communications, electronics, life sciences and chemical analysis industries.

      We organize our business operations into three major groups — test and measurement, semiconductor products, and life sciences and chemical analysis — each of which comprises a reportable segment. The segments were determined based primarily on how management views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

      Our three reportable segments are:

•	test and measurement, which provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. The test and measurement business includes three operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

•	semiconductor products, which provides semiconductor components, modules and assemblies for high performance communications systems; and

•	life sciences and chemical analysis, which provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

      Segment revenue and profit. The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, “Summary of Significant Accounting Policies.” In 2000, internal revenue and earnings from continuing operations include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external customers.

      A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services,

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury and other corporate infrastructure expenses. These expenses are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. A different result might be arrived at for any segment if costs were specifically identified to each segment.

      In 2002 management changed the methods by which corporate charges were allocated to the segments. This change impacted cost of goods and services, research and development and selling, general and administrative expenses and (loss) earnings from operations recorded by each of the segments. Depreciation for each segment is no longer presented separately to management and consequently it has been excluded from the disclosure below. Information provided with respect to prior periods has been restated to reflect these changes.

      The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the U.S. The performance of each segment is measured based on several metrics, including (loss) earnings from operations. These results are used, in part, by management in evaluating the performance of, and in allocating resources to, each of the segments.

			Life Sciences
			and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
Year Ended October 31, 2002:
Total net revenue	$3,318	$1,559	$1,133	$6,010
(Loss) earnings from operations	$(837)	$(68)	$150	$(755)
Year Ended October 31, 2001:
Total net revenue	$5,432	$1,850	$1,114	$8,396
(Loss) earnings from operations	$(120)	$(177)	$91	$(206)
Year Ended October 31, 2000:
External revenue	$6,108	$2,213	$1,040	$9,361
Internal revenue	—	51	—	51

Total net revenue	$6,108	$2,264	$1,040	$9,412

Earnings from operations	$756	$229	$10	$995

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to our reported results:

	Years Ended October 31,

	2002	2001	2000

	(in millions)
Net revenue from continuing operations:
Total reportable segments	$6,010	$8,396	$9,412
Elimination of internal revenue	—	—	(51)

Total net revenue, as reported	$6,010	$8,396	$9,361

(Loss) earnings from continuing operations before taxes:
Total reportable segments’ (loss) earnings from operations	$(755)	$(206)	$995
Amortization of goodwill	(326)	(303)	(64)
Amortization of intangibles	(52)	(41)	(7)
Restructuring and asset impairment	(474)	(154)	—
Capitalized software write-off	—	(74)	—
Other asset impairment	13	—	—
Retirement plans curtailment gain	(19)	—	—
Other	6	—	—
Other income (expense), net	60	301	94

(Loss) earnings from continuing operations before taxes, as reported	$(1,547)	$(477)	$1,018

Depreciation and amortization expense:
Total reportable segments’ depreciation	$357	$380	$389
Corporate amortization expense	378	354	71

Total depreciation and amortization expense, as reported	$735	$734	$460

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major Customers. No customer represented 10 percent or more of our total net revenue in 2002, 2001 or 2000.

      The equity investment totals disclosed for each segment represent equity method investments directly managed by the segment.

			Life Sciences
			and
	Test and	Semiconductor	Chemical	Total
	Measurement	Products	Analysis	Segments

	(in millions)
As of October 31, 2002:
Assets	$5,509	$1,735	$959	$8,203
Capital expenditures	$195	$68	$38	$301
Investment in equity-method investees	$22	$(21)	$—	$1
As of October 31, 2001:
Assets	$5,310	$1,714	$962	$7,986
Capital expenditures	$495	$304	$82	$881
Investment in equity-method investees	$21	$14	$—	$35
As of October 31, 2000:
Assets	$4,924	$1,904	$804	$7,632
Capital expenditures	$553	$203	$47	$803
Investment in equity-method investees	$16	$46	$20	$82

      Total segment assets at October 31, 2000 excluded $698 million of assets allocated to the healthcare solutions business which were determined under our management reporting system. Net investment in discontinued operations at October 31, 2000 of $597 million was determined using accounting principles generally accepted in the U.S.

Geographic Information

	United		Rest of the
	States	Japan	World	Total

	(in millions)
Net revenue (based on location of customer):
Year ended October 31, 2002	$2,355	$597	$3,058	$6,010
Year ended October 31, 2001	$3,373	$1,083	$3,940	$8,396
Year ended October 31, 2000	$3,992	$1,032	$4,337	$9,361
Long-lived assets (all non-current assets):
October 31, 2002	$1,250	$434	$1,639	$3,323
October 31, 2001	$1,796	$539	$852	$3,187
October 31, 2000	$1,316	$356	$922	$2,594

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended

	January 31	April 30	July 31	October 31

	(in millions, except per share amounts)
2002	(1)	(2)	(3)	(4)
Net revenue	$1,426	$1,457	$1,391	$1,736
Cost of products and services and other	$878	$854	$846	$1,116
Loss from operations	$(442)	$(349)	$(429)	$(387)

Loss from continuing operations	$(317)	$(247)	$(223)	$(235)
Gain (loss) from sale of discontinued operations, net of taxes	2	(6)	(5)	(1)

Net loss	$(315)	$(253)	$(228)	$(236)

Net loss per share — Basic and Diluted:
Net loss from continuing operations	$(0.68)	$(0.54)	$(0.48)	$(0.51)
Loss from sale of discontinued operations, net of taxes	—	(0.01)	(0.01)	—

Net loss	$(0.68)	$(0.55)	$(0.49)	$(0.51)

Weighted average shares used in computing net loss per share:
Basic and Diluted	463	464	466	467
Range of closing stock prices on NYSE	$22.06-33.30	$24.83-38.00	$16.00-31.25	$10.50-18.88
2001	(5)	(6)	(7)	(8)
Net revenue	$2,565	$2,406	$1,819	$1,606
Cost of products and services and other	$1,222	$1,353	$1,075	$1,240
Earnings (loss) from operations	$294	$(49)	$(331)	$(692)

Earnings (loss) from continuing operations	$174	$89	$(220)	$(449)
Net earnings (loss) from discontinued operations	(2)	13	(5)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	646

Net earnings (loss) before cumulative effect of accounting changes	172	102	(225)	197
Cumulative effect of adopting SFAS No 133, net of taxes	(25)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(47)	—	—	—

Net earnings (loss)	$100	$102	$(225)	$197

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.38	$0.19	$(0.48)	$(0.98)
Net earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	1.41
Cumulative effect of adopting SFAS No. 133, net of taxes	(0.06)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(0.10)	—	—	—

Net earnings (loss)	$0.22	$0.22	$(0.49)	$0.43

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.37	$0.19	$(0.48)	$(0.98)
Net earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Gain from sale of discontinued operations, net of taxes	—	—	—	1.41
Cumulative effect of adopting SFAS No. 133, net of taxes	(0.06)	—	—	—
Cumulative effect of adopting SAB 101, net of taxes	(0.10)	—	—	—

Net earnings (loss)	$0.21	$0.22	$(0.49)	$0.43

	Three Months Ended

	January 31	April 30	July 31	October 31

	(in millions, except per share amounts)
Weighted average shares used in computing net earnings (loss) per share:
Basic	455	456	459	460
Diluted	466	461	459	460
Range of closing stock prices on NYSE	$38.06-68.00	$25.00-55.00	$26.20-41.18	$18.00-32.70

NOTES:

(1)	Includes pre-tax restructuring and asset impairment charges of $105 million primarily relating to severance expenses

(2)	Includes pre-tax restructuring and asset impairment charges of $35 million primarily relating to severance expenses

(3)	Includes pre-tax restructuring and asset impairment charges of $78 million primarily relating to severance expenses

(4)	Includes pre-tax severance and other restructuring charges of $133 million and pre-tax asset impairment charges of $123 million

(5)	Includes pre-tax inventory charges of $30 million

(6)	Includes pre-tax gains of $269 million relating to the sale of surplus land in California and pre-tax inventory charges of $143 million

(7)	Includes pre-tax capitalized software write-off of $74 million and pre-tax inventory charges of $99 million

(8)	Includes pre-tax restructuring charges of $154 million primarily relating to severance expenses and pre-tax inventory charges of $187 million

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ D. CRAIG NORDLUND

D. Craig Nordlund
Senior Vice President,
General Counsel and Secretary

Date: December 20, 2002

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

Signature	Title	Date

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 20, 2002
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2002
/s/ DOROTHY D. HAYES Dorothy D. Hayes	Vice President and Controller (Principal Accounting Officer)	December 20, 2002
/s/ JAMES CULLEN James Cullen	Director	December 20, 2002
/s/ GERALD GRINSTEIN Gerald Grinstein	Director	December 20, 2002
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 20, 2002

Signature	Title	Date

/s/ WALTER B. HEWLETT Walter B. Hewlett	Director	December 20, 2002
/s/ HEIDI KUNZ Heidi Kunz	Director	December 20, 2002
/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 20, 2002
/s/ A. BARRY RAND A. Barry Rand	Director	December 20, 2002

I, Edward W. Barnholt, certify that:

1)	I have reviewed this annual report on Form 10-K of Agilent Technologies, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ EDWARD W. BARNHOLT

Edward W. Barnholt
President, Chief Executive Officer and
Chairman of the Board of Directors

I, Adrian T. Dillon, certify that:

1)	I have reviewed this annual report on Form 10-K of Agilent Technologies, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ ADRIAN T. DILLON

Adrian T. Dillon
Executive Vice President and
Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on
Form S-1, Registration No. 333-85249 (“S-1”).
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Koninklijke Philips Electronics N.V. dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

Exhibit
Number	Description

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/ A filed April 10, 2002.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.
4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.
4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc., dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.
5-8	Not applicable.
9.	None.
10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*
10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*
10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*
10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*
10.6	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.
10.7	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*
10.8	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*
10.9	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*
10.10	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of March 19, 2002).*
10.11	Five Year Credit Agreement dated as of November 5, 1999. Incorporated by reference from Exhibit 2.15 of the Company’s S-1. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 19, 2001.

Exhibit
Number	Description

10.12	Amended and Restated 364-Day Credit Agreement dated November 3, 2000. Incorporated by reference from Exhibit (d)(11) of the Company’s Form SC TO-T/A as filed with the Commission on January 3, 2001. As amended, dated November 19, 2001. Amendment incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K filed on November 19, 2001.
10.13	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/ Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.
10.14	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.
10.15	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.
10.16	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.
11.1	See Note 8 in Notes to Consolidated Financial Statements on page 79.
12.1	Statement of ratio of earnings to fixed charges.
13.1	Form 10-K/A filed February 1, 2002. Incorporated by reference from the Company’s Form 10-K/A filed February 1, 2002.
13.2	Form 10-Q filed March 6, 2002. Incorporated by reference from the Company’s Form 10-Q filed March 6, 2002.
13.3	Form 10-Q filed June 5, 2002. Incorporated by reference from the Company’s Form 10-Q filed June 5, 2002.
14-15.	Not applicable.
16.	None.
17.	Not applicable.
18.	None.
19-20.	Not applicable.
21.1	Subsidiaries of Agilent Technologies, Inc. as of October 31, 2002.
22.	None.
23.1	Consent of Independent Accountants.
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
25-26.	Not applicable.
27-98.	Not applicable.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

*	Indicates management contract or compensatory plan, contract or arrangement.