Form 10-Q
period 2003-01-31
AGILENT TECHNOLOGIES INC
filed 2003-03-12
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

YES [X]    NO [  ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT JANUARY 31, 2003 471,242,690 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,

	2003	2002

Net revenue:
Products	$1,225	$1,245
Services and other	187	181

Total net revenue	1,412	1,426

Costs and expenses:
Cost of products	763	804
Cost of services and other	120	116
Research and development	277	317
Selling, general and administrative	508	631

Total costs and expenses	1,668	1,868

Loss from operations	(256)	(442)
Other income (expense), net	4	19

Loss from continuing operations before taxes	(252)	(423)
Benefit for taxes	(140)	(106)

Loss from continuing operations	(112)	(317)
Gain from sale of discontinued operations (net of taxes)	—	2

Loss before cumulative effect of accounting change	(112)	(315)
Cumulative effect of adopting SFAS 142 (net of tax benefit of $11 million)	(257)	—

Net loss	$(369)	$(315)

Net loss per share - Basic and diluted:
Loss from continuing operations	$(0.24)	$(0.68)
Gain from sale of discontinued operations, net	—	—
Cumulative effect of adopting SFAS 142, net	(0.54)	—

Net loss	$(0.78)	$(0.68)

Weighted average shares used in computing loss per share
Basic and diluted	471	463

The accompanying notes are an integral part of these condensed consolidated financial statements

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,754	$1,844
Accounts receivable, net	930	1,118
Inventory	1,166	1,184
Current deferred tax assets	451	462
Other current assets	258	272

Total current assets	4,559	4,880
Property, plant and equipment, net	1,571	1,579
Goodwill and other intangible assets, net	422	685
Long-term deferred tax assets	796	635
Other assets	422	424

Total assets	$7,770	$8,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290	$305
Employee compensation and benefits	627	733
Deferred revenue	256	244
Income and other taxes payable	387	325
Other accrued liabilities	463	574

Total current liabilities	2,023	2,181

Senior convertible debentures	1,150	1,150
Other liabilities	248	245

Total liabilities	3,421	3,576

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 467 million shares at October 31, 2002 and 471 million shares at January 31, 2003 issued and outstanding	5	5
Additional paid-in capital	4,922	4,872
Accumulated deficit	(470)	(101)
Accumulated comprehensive loss	(108)	(149)

Total stockholders’ equity	4,349	4,627

Total liabilities and stockholders’ equity	$7,770	$8,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	January 31,

	2003	2002

Cash flows from operating activities:
Net loss excluding discontinued operations	$(369)	$(317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	199
Inventory-related charges	1	12
Deferred taxes	(149)	49
Asset impairment charges	10	16
Net gain on sale of assets	(2)	(5)
Adoption of SFAS 142	268	—
Changes in assets and liabilities:
Accounts receivable	186	162
Inventory	30	89
Accounts payable	(16)	(65)
Employee compensation and benefits	(106)	(42)
Income taxes	33	(195)
Other current assets and liabilities	(54)	(22)
Other long-term assets and liabilities	(5)	(25)

Net cash used in operating activities	(91)	(144)

Cash flows from investing activities:
Investments in property, plant and equipment	(48)	(69)
Dispositions in property, plant and equipment	3	—
Purchase of equity investments	(2)	(3)
Proceeds from dispositions	—	19

Net cash used in investing activities:	(47)	(53)

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	—	1,123
Issuance of common stock under employee stock plans	50	62
Net (payments to) proceeds from notes payable and short-term borrowings	(2)	3

Net cash provided by financing activities:	48	1,188
Net cash provided by discontinued operations	—	27

Change in cash and cash equivalents	(90)	1,018
Cash and cash equivalents at beginning of period	1,844	1,170

Cash and cash equivalents at end of period	$1,754	2,188

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended January 31, 2002 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the three months ended January 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of January 31, 2003 and October 31, 2002, consolidated results of operations and cash flows activities for the three months ended January 31, 2003 and 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The impact of adopting SFAS 144 was not material to our condensed consolidated financial statements for the first quarter of 2003.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”) which nullifies Emerging Issues Task Force 94-3 (“EITF 94-3”). SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB”) conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our results of operation, financial position or cash flows, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

On January 1, 2003, we adopted Financial Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose, and may recognize a liability for, the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of January 31, 2003, guarantees that were issued or modified by us after December 31, 2002 were not material. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of January 31, 2003 and January 31, 2002, our product warranty liability was $73 million and $75 million, respectively (see Note 7, “Guarantees” below).

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the annual disclosure provisions of SFAS 148 in our financial reports beginning with the year ended October 31, 2003 and we will adopt the interim disclosure provisions for financial reports beginning with the quarter ended April 30, 2003. As our adoption of this standard involves disclosures only, we do not expect any impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact the adoption of this interpretation will have on our consolidated financial position, results of operations or cash flows.

4. ADOPTION OF SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”)

On November 1, 2002 we adopted SFAS 142 under which goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Subsequently, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS 142. Based on our assessment, approximately $6 million of intangible assets associated with workforce-in-place was reclassified to goodwill on November 1, 2002.

As part of our initial assessment of impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment we recorded a transitional impairment loss from the implementation of SFAS 142 as a change in accounting principle in the three months ended January 31, 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS 142, indicated that an impairment existed in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded a pretax impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. The adoption of SFAS 142 is also expected to have a material impact on our results of operations because goodwill will no longer be amortized subsequent to the adoption of SFAS 142. Amortization of goodwill was $83 million in the first three months ended January 31, 2002.

Net loss and basic and diluted loss per share for the first quarter of 2002 is disclosed below, adjusted to remove goodwill amortization, certain intangibles amortization and their related tax impacts, as if SFAS 142 had applied to that period.

For the Three Months Ended
January 31, 2002

(in millions, except per share
amounts)
Reported net loss	$(315)
Add back: Goodwill and workforce-in-place amortization, net	52

Adjusted net loss	(263)

Net loss per share – Basic and Diluted
Reported net loss per share	$(0.68)
Adjustment for Goodwill and workforce-in-place amortization, net	0.11

Adjusted net loss per share	(0.57)

Weighted average shares used in computing net loss per share:
Basic and Diluted	463

The component parts of other intangibles as of January 31, 2003 and October 31, 2002 are shown in the table below.

	Purchased Other Intangible Assets

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value

		(in millions)
As of January 31, 2003:
Purchased Technology	$122	$74	$48
Customer Relationships	23	14	9

Total	$145	$88	$57

As of October 31, 2002:
Purchased Technology	$122	$63	$59
Customer Relationships	23	13	10

Total	$145	$76	$69

Amortization for purchased intangible assets was $12 million for the three months ended January 31, 2003 and $13 million for the same period in the prior year. Amortization expense related to purchased other intangible assets is estimated to be $35 million for the rest of 2003, $21 million in 2004 and $1 million thereafter.

Goodwill balances and movements in the quarter ended January 31, 2003 for each of our reportable segments is shown below:

				Life Sciences
	Test and	Automated	Semiconductor	and Chemical
	Measurement	Test	Products	Analysis	Total

			(in millions)
Goodwill at October 31, 2002:	$429	$73	$85	$23	$610
Reclassification of workforce-in-place to goodwill	5	1	—	—	6
Adoption of SFAS 142: goodwill impairment	(268)	—	—	—	(268)
Foreign currency translation impact	6	5	5	—	16
Goodwill arising from new acquisitions	—	—	1	—	1

Goodwill at January 31, 2003:	$172	$79	$91	$23	$365

5. NET LOSS PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the Three Months
	Ended
	January 31,

	2003	2002

	(in millions)
Numerator:
Loss from continuing operations	$(112)	$(317)
Gain from sale of discontinued operations (net of taxes)	—	2

Loss before cumulative effect of accounting change	(112)	(315)
Cumulative effect of adopting SFAS 142, (net of tax benefit of $11 million)	(257)	—

Net loss	$(369)	$(315)

Denominators:
Basic and diluted weighted average shares	471	463

6. INVENTORY

	January 31,	October 31,
	2003	2002

	(in millions)
Finished goods	$363	$377
Work in progress	133	130
Raw materials	670	677

Total Inventory	$1,166	$1,184

In the three months ended January 31, 2003 we incurred $1 million of inventory related charges compared to $12 million in the corresponding period in 2002.

7. GUARANTEES

Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	For the Three Months
	Ended
	January 31,

	2003	2002

	(in millions)
Balance at October 31, 2002 and 2001	$72	$70
Accruals for warranties issued during the period	16	19
Accruals related to pre-existing warranties (including changes in estimates)	4	7
Settlements made during the period	(19)	(21)

Balance at January 31, 2003 and 2002	$73	$75

Guarantees to CIT Group, Inc.

As of January 31, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $45 million that is fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

Indemnifications to Hewlett-Packard Company

We have given multiple indemnities to Hewlett-Packard Company in connection with our activities prior to our spin-off from Hewlett-Packard for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1.

Indemnifications to Koninklijke Philips Electronics, N.V. (“Philips”)

In connection with the sale of our healthcare solutions business to Philips, we indemnified Philips for various matters, including product liability issues arising within two years of the sale agreement. In our opinion, the fair value of these indemnifications is not material.

Other Indemnifications

As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, usually up to a specified maximum amount. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

8. COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss:

	For the Three Months Ended
	January 31,

	2003	2002

	(in millions)
Net loss	$(369)	$(315)
Other comprehensive loss:
Change in unrealized loss on investments, net	1	5
Change in unrealized gain (loss) on derivative instruments, net	(3)	2
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net income, net	1	(7)
Reclassification adjustment relating to investments included in net income, net	2	—
Cumulative adjustment for foreign currency translation, as of November 1, 2001, net	—	(6)
Foreign currency translation, net	40	(41)

Comprehensive loss	$(328)	$(362)

9. RESTRUCTURING AND ASSET IMPAIRMENT

Summary

On February 21, 2003, we announced our intention to further reduce our operational costs so that we might reach a breakeven cost structure with quarterly revenue of $1.45 billion (the “2003 Plan”). In order to accomplish this we plan to further reduce our workforce by approximately 4,000 jobs in addition to previously-announced cuts.

At January 31, 2003 we had two active restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”) and the other initiated in the fourth quarter of 2002 (the “2002 Plan”) after it became clear that the actions taken in fiscal 2001 would not be sufficient to return the company to profitability.

All our plans have been designed to reduce costs and expenses in order to return the company to profitability without relying on an improvement in economic conditions. As of the first quarter of 2003, we have reduced our workforce by approximately 9,000 people (approximately 7,700 from involuntary terminations and approximately 1,300 from net attrition). We anticipate an additional 1,900-person reduction in our workforce from the 2001 and 2002 Plans.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions will also be taken to reduce the costs associated with support services such as finance and administration and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations within the impacted segments and selected outsourcing opportunities. Our strategy is to move towards a more variable operating cost structure.

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets that we serve, we took steps to restructure our businesses. We reduced our workforce by approximately 8,000 jobs and reduced costs across almost all of our administrative and support services, including sales and marketing. The 2001 Plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairment of property, plant and equipment. Impairment of machinery and equipment in our production facilities that we are closing or scaling back have been completed, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

Severance costs of approximately $17 million, primarily associated with approximately 400 employees in two manufacturing facilities in the U.S., have not yet been paid out. Our restructuring plans have been delayed with respect to these facilities, although we expect to complete them by the third quarter of this year. Delays have been caused by unexpected difficulties associated with creating manufacturing capability at other sites and with the renegotiation of outsourcing activities.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea and Japan, representing more than 3.6 million square feet, or about 19 percent of our worldwide property. As of January 31, 2003, we have vacated approximately 60 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. We will continue to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through January 31, 2003 is $511 million; $154 million in 2001 and $357 million in 2002. No charges were incurred in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through January 31, 2003 is shown in the table below:

	Workforce	Consolidation of
	Reduction	Excess Facilities	Total

		(in millions)
Accrual balance at October 31, 2002	$17	$63	$80
Total charge	—	—	—
Cash payments	—	(3)	(3)

Accrual balance at January 31, 2003	$17	$60	$77

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 and our operational costs by $50 million per quarter so that we might reach a break-even cost structure at target revenue levels of $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 1,000 as of January 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems.

During the first quarter of 2003, we incurred asset impairment charges of $5 million primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility that will be moving its operations as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through January 31, 2003 is $159 million; $117 million in 2002 and $42 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through January 31, 2003 is shown in the table below:

		Impairment of
		Assets,
	Workforce	Property, Plant
	Reduction	and Equipment	Total

		(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	37	5	42
Asset impairment	—	(5)	(5)
Cash payments	(40)	—	(40)

Accrual balance at January 31, 2003	$65	$—	$65

Summary information for combined plans

The restructuring accrual for all plans is recorded in the other accrued liabilities line on the balance sheet and represents future cash outlays through at least the next 5 years.

A summary of the income statement impact of the charges resulting from the 2001 and 2002 Plans is shown below.

	For the Three
	Months Ended
	January 31,

	2003	2002

	(in millions)
Cost of products and services	$6	$48
Research and development	4	12
Selling, general and administrative	32	45

Total restructuring and asset impairment charges	$42	$105

10. SEGMENT INFORMATION

We are a global diversified technology organization that provides enabling solutions to technology markets within the communications, electronics, life sciences and chemical analysis industries.

In 2003, management decided to separately report the automated test operating segment that was previously reported as part of our test and measurement reportable segment. Management made this decision to provide more information to our investors. Our segments are as follows:

•	test and measurement, which provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. The test and measurement business includes two operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

•	automated test, which supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computation, consumer, and other electronics industries;

•	semiconductor products, which is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets and

•	life sciences and chemical analysis, which provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses.

In 2003, management changed the methods by which corporate charges were allocated to the segments. This change impacted the cost of goods and services, research and development and selling, general and administrative expenses and (loss) earnings from operations recorded by each of the segments, but did not impact our consolidated results from operations or cash flows. Information provided in respect of prior periods has been reclassified to reflect these changes. Charges are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the U.S. The performance of each segment is measured based on several metrics, including (loss) earnings from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

				Life Sciences
				and
	Test and	Automated	Semiconductor	Chemical	Total
	Measurement	Test	Products	Analysis	Segments

			(in millions)
Three months ended January 31, 2003:
Total net revenue	$633	$136	$367	$276	$1,412
Earnings (loss) from operations	$(132)	$(48)	$(48)	$34	$(194)
Three months ended January 31, 2002:
Total net revenue	$684	$138	$327	$277	$1,426
Earnings (loss) from operations	$(171)	$(44)	$(61)	$35	$(241)

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	For the Three Months Ended
	January 31,

	2003	2002

	(in millions)
Total reportable segments’ loss from operations	$(194)	$(241)
Amortization of goodwill	—	(83)
Amortization of other intangibles	(12)	(13)
Restructuring and asset impairment	(42)	(105)
Unallocated corporate charges	(8)	—
Other income (expense), net	4	19

Loss from continuing operations before
taxes	$(252)	$(423)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. The following discussion contains forward-looking statements including, without limitation, statements regarding: our obligations under our retirement and post-retirement benefit plans; our liquidity position and our expected overall growth; the material impact from the adoption of new accounting pronouncements; our financial results; the timing of, type of, and savings from our restructuring programs; the conversion of design wins into orders; the relationship between our customers’ spending patterns, the stabilization of oil prices and geopolitical uncertainty; our litigation defense strategy; and the length of the economic downturn, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Reclassifications

Amounts in the condensed consolidated financial statements for the three months ended January 31, 2002 have been reclassified to conform to the current period’s presentation.

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

Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and impairment charges, inventory valuation, retirement and post retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

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

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred. Plans to consolidate excess facilities result in charges for lease termination fees and losses anticipated from sub-lease agreements, net of estimated future sublease income. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected sales or disposals of buildings and equipment that we currently use in manufacturing, research and development and support. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), and Emerging Issues Task Force 94-3, “Liability recognition for costs to Exit an Activity (Including Certain Costs incurred in a Restructuring” (“EITF 94-3”) and SFAS 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”) effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing are significantly different from what we have estimated, the actual amount could be materially different, either higher or lower, than what we have recorded.

We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2002, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.5 to 7.75 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $10 million for 2003 in the U.S. and $7 million for 2003 for all plans outside the U.S. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. A one percent increase in the assumed health care trend rates would result in increased cost of $11 million in 2003 whereas a one percent decrease would result in decreased cost of $8 million for the same period. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations.

We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS 144 and discounted future cash flows according to the guidance of Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions could result in material impairment charges in future periods.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of January 31, 2003, a valuation allowance for deferred tax assets was not deemed necessary. If the facts or estimates of future financial results were to change, reducing the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We continually evaluate strategies that would allow for the future utilization of our deferred tax assets and currently believe we have the ability to enact strategies to fully realize our deferred tax assets should our earnings in future periods not support the full realization of the deferred tax assets. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of January 31, 2003 because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period.

Adoption of New Accounting Standards

On November 1, 2002, we adopted SFAS 142 under which goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Subsequently, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS 142. Based on our assessment, approximately $6 million of intangible assets associated with workforce-in-place was reclassified to goodwill on November 1, 2002.

As part of our assessment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach, and as a result we recorded a transitional impairment loss from the implementation of SFAS 142 as a change in accounting principle in the three months ended January 31, 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS 142, indicated that an impairment exists in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded a pretax impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. The adoption of SFAS 142 is also expected to have a material impact on our results of operations because goodwill will no longer be amortized subsequent to the adoption of SFAS 142. Amortization of goodwill was $83 million in the first three months ended January 31, 2002. See Note 4,“Adoption of SFAS 142, ‘Goodwill and Other Intangible Assets’” in Item 1 of this report for further discussion of financial impact of SFAS 142 on prior periods.

On November 1, 2002, we adopted SFAS 144 which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The impact of adopting SFAS 144 was not material to our condensed consolidated financial statements for the first quarter of 2003.

On January 1, 2003, we adopted SFAS 146 which nullifies EITF 94-3. SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our results of operation, financial position or cash flows, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

On January 1, 2003, we adopted Financial Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose, and may recognize a liability for, the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of January 31, 2003, guarantees that were issued or modified by us after December 31, 2002 were not material. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of January 31, 2003 and January 31, 2002, our product warranty liability was $73 million and $75 million, respectively (see Note 7 “Guarantees”, in Item 1 of this report).

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the annual disclosure provisions of SFAS 148 in our financial reports beginning with the year ended October 31, 2003 and we will adopt the interim disclosure provisions for financial reports beginning with the quarter ended April 30, 2003. As our adoption of this standard involves disclosures only, we do not expect any impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact the adoption of this interpretation will have on our consolidated financial position, results of operations or cash flows.

Restructuring and Asset Impairment

Summary

On February 21, 2003, we announced our intention to further reduce our operational costs so that we might reach a breakeven cost structure with quarterly revenue of $1.45 billion (the “2003 Plan”). In order to accomplish this we plan to further reduce our workforce by 4,000 jobs in addition to previously-announced cuts. We expect to realize savings from the reductions in salary and benefit expenses and to achieve the expected $125 million reduction in quarterly operational costs by the end of the fourth quarter of 2003. No charges were taken in connection with this plan in the first quarter of 2003.

At January 31, 2003 we had two active restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”) and the other initiated in the fourth quarter of 2002 (the “2002 Plan”) after it became clear that the actions taken in fiscal 2001 would not be sufficient to return the company to profitability.

All our plans have been designed to reduce costs and expenses in order to return the company to profitability without relying on an improvement in economic conditions. As of the first quarter of 2003, we have reduced our workforce by approximately 9,000 people (approximately 7,700 from involuntary terminations and approximately 1,300 from net attrition). We are currently meeting our savings objectives and anticipate an additional 1,900-person reduction in our workforce from the 2001 and 2002 Plans. We expect all of our restructuring plans to have additional positive impacts on our liquidity during 2003, as the future savings generated by all of these restructuring plans will be predominantly in cash.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn primarily our test and measurement and semiconductor products groups – but actions will also be taken to reduce the costs associated with support services such as finance and administration and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations within the impacted segments and selected outsourcing opportunities. Our strategy is to move towards a more variable operating cost structure.

Our 2001 Plan was substantially complete as of January 31, 2003, continuing to provide the estimated savings of $300 million per quarter that was initially projected. The 2002 Plan and 2003 Plan are still being implemented and we expect to incur further restructuring costs before realizing the total estimated savings of $175 million per quarter ($50 million from the 2002 Plan and $125 million from the 2003 Plan).

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets that we serve, we took steps to restructure our businesses. We reduced our workforce by approximately 8,000 jobs and reduced costs across almost all of our administrative and support services, including sales and marketing. The 2001 Plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairment of property, plant and equipment. Impairment of machinery and equipment in our production facilities that we are closing or scaling back have been completed, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

Severance costs of approximately $17 million, primarily associated with approximately 400 employees in two manufacturing facilities in the U.S., have not yet been paid out. Our restructuring plans have been delayed with respect to these facilities, although we expect to complete them by the third quarter of this year. Delays have been caused by unexpected difficulties associated with creating manufacturing capability at other sites and with the renegotiation of outsourcing activities.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea and Japan, representing more than 3.6 million square feet, or about 19 percent of our worldwide property. As of January 31, 2003, we have vacated approximately 60 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. We will continue to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through January 31, 2003 is $511 million; $154 million in 2001 and $357 million in 2002. No charges were incurred in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through January 31, 2003 is shown in the table below:

	Workforce	Consolidation of
	Reduction	Excess Facilities	Total

		(in millions)
Accrual balance at October 31, 2002	$17	$63	$80
Total charge	—	—	—
Cash payments	—	(3)	(3)

Accrual balance at January 31, 2003	$17	$60	$77

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 and our operational costs by $50 million per quarter so that we might reach a break-even cost structure at target revenue levels of $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 1,000 as of January 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems. We expect to achieve the majority of the remaining savings associated with the 2002 Plan by mid-2003, when the plan should be substantially complete.

During the first quarter of 2003, we incurred asset impairment charges of $5 million primarily relate to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility that will be moving its operations as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through January 31, 2003 is $159 million; $117 million in 2002 and $42 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through January 31, 2003 is shown in the table below:

		Impairment of
		Assets,
	Workforce	Property, Plant
	Reduction	and Equipment	Total

		(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	37	5	42
Asset impairment	—	(5)	(5)
Cash payments	(40)	—	(40)

Accrual balance at January 31, 2003	$65	$—	$65

Summary information for combined plans

     The restructuring accrual for all plans is recorded in the other accrued liabilities line on the balance sheet and represents future cash outlays through at least the next 5 years.

     We believe we have achieved actual collective savings from our active plans of approximately $1.2 billion through the first quarter of 2003 from the restructuring efforts and other spending controls implemented during the 2001 and 2002 Plans. Restructuring savings were approximately $435 million in cost of sales, $240 million in research and development and $550 million in selling, general and administrative expenses. We paid approximately $40 million in cash for severance payments during the first quarter of 2003. The cash payments were funded using cash generated from operations, existing working capital and credit facilities, where necessary.

     We expect that anticipated cumulative reductions in our operating expenses of approximately $1.9 billion per annum from all plans will be achieved in total among all types of expenses - cost of products and services, research and development and selling, general and administrative. Savings realized are expected to be from the reductions in salary and benefit expenses, reduction in rent and other facilities’ costs and information technology costs.

A summary of the income statement impact charges resulting from the 2001 and 2002 Plans is shown below.

	For the Three Months Ended January 31,

	2003	2002

	(in millions)
Cost of products and services	$6	$48
Research and development	4	12
Selling, general and administrative	32	45

Total restructuring and asset impairment charges	$42	$105

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

Guarantees Issued to Third Parties

Guarantees to CIT Group, Inc

As of January 31, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $45 million that is fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

Indemnifications to Hewlett-Packard Company

We have given multiple indemnities to Hewlett-Packard Company in connection with our activities prior to our spin-off from Hewlett-Packard for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1.

Indemnifications to Koninklijke Philips Electronics, N.V. (“Philips”)

In connection with the sale of our healthcare solutions business to Philips, we indemnified Philips for various matters, including product liability issues arising within two years of the sale agreement. In our opinion, the fair value of these indemnifications is not material.

Other Indemnifications

As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, usually up to a specified maximum amount. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Results of Operations

The loss from continuing operations in the first quarter of 2003 was $112 million, a decrease of approximately $200 million from the loss in the same quarter a year ago even as revenues remained relatively flat. The decrease in our loss from continuing operations was primarily due to incremental restructuring savings and $60 million of reduced restructuring charges. Sequentially, our results deteriorated from the fourth quarter of 2002, primarily due to declining demand for our products. Several businesses were affected by specific delays in the timing of orders, including the semiconductor test portion of our automated test group, OSS solutions in our test and measurement group and chemical analysis businesses. After a very strong fourth quarter, the test and measurement business was sluggish, due in part to seasonal softness in the U.S. aerospace and defense market. Demand for hardcopy application-specific integrated circuits (“ASICs”) in our semiconductor products business was also down substantially from the prior quarter and the same period a year ago.

Our near-term outlook calls for a modest improvement in second quarter orders and revenues based on a rebound in semiconductor equipment and seasonally higher semiconductor orders. However, the future outlook is uncertain and we have no reason to believe that business will improve materially in the quarters immediately ahead.

Orders and Net Revenue

		For the Three Months Ended January 31,
					Yr vs. Yr
	2003		2002		% change

	(in millions)	% of total	(in millions)	% of total
Orders	$1,358		$1,465		(7)%
Net Revenue:
Products	$1,225	87	$1,245	87	(2)%
Services and other	187	13	181	13	3%

Total net revenue	$1,412	100	$1,426	100	(1)%

	For the Three Months Ended January 31,
			Yr vs. Yr
Net revenue by region	2003	2002	% change

	(in millions)
Americas	$576	$596	(3)%
Europe	296	305	(3)%
Asia Pacific	540	525	3%

Total net revenue	$1,412	$1,426	(1)%

Overall orders decreased 7 percent in the three months ended January 31, 2003 as compared to the same period in 2002. The decrease in orders for the first quarter of 2003, compared to the same period in 2002 was primarily due to worldwide economic weakness and heightened geopolitical uncertainties. Orders declined in our test and measurement, automated test and the life science and chemical analysis businesses. These declines were partially offset by orders growth in our semiconductor products business. Orders declined in the U.S., Canada and Latin America (collectively referred to as the “Americas”) by 22%, were about flat in Europe and increased in Asia Pacific by 7% compared to a year ago. The decline in the Americas was primarily due to tight customer budgets and the seasonally soft U.S. aerospace defense business.

Net revenue was flat in the three months ended January 31, 2003, compared to the same period in 2002. Geographically, there were slight declines in the Americas and Europe and a slight increase in Asia Pacific as our customers are moving some of their manufacturing to Asia Pacific. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. There was a slight increase in our service revenue as a result of our customers servicing their installed base of products as opposed to purchasing new products in a weak economy.

Costs and Expenses

	For the Three Months Ended

	January 31, 2003	January 31, 2002

Cost of products as a percentage of product net revenue	62%	65%
Cost of services and other as a percentage of service and other revenue	64%	64%
Total cost of products and services as a percentage of total net revenue	63%	65%
Research and development as a percentage of total net revenue	20%	22%
Selling, general and administrative as a percentage of total net revenue	36%	44%
Total costs as a percentage of total net revenue	118%	131%

Total cost of goods sold declined 4 percent in dollar terms and 2 percentage points as a percentage of revenue in the three months ended January 31, 2003 as compared to the same period in 2002. The decline in cost of goods sold was due to incremental restructuring savings which amounted to approximately $68 million in the current quarter compared to the same period a year ago, mostly relating to reductions in headcount and reduced restructuring charges of $42 million. In the current quarter, inventory charges decreased by $11 million from $12 million in the comparable period a year ago. The decreases above were partially offset by a $15 million increase in our new information systems expenses.

Research and development expenses declined 13 percent in dollar terms and by 2 percentage points as a percentage of net revenue in the three months ended January 31, 2003 as compared to the same period in 2002. Research and development expenses declined due to incremental savings from our restructuring efforts of approximately $57 million in the current quarter which were primarily generated by headcount and material costs reductions and reduced restructuring charges of $8 million. In addition to the restructuring efforts, tight cost controls and program cuts generated substantial cost savings.

Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies research, which enables fundamental advances across all businesses; communications research, which creates technologies to enable pervasive access to information; life sciences research, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement research, which provides critical advances in test and measurement electronics and systems. Our research improves on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term and other research that is intended to be the foundation for future products over a longer time-horizon. A significant portion of our product development research is designed to improve on the more than 20,000 products already in production, and other research is on major new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses, it is difficult to quantify the impact of any specific products or projects.

Selling, general and administrative expenses declined 19 percent in dollar terms and by 8 percentage points in the three months ended January 31, 2003 compared to the same period in 2002. Selling, general and administrative expenses declined due to a decrease in goodwill amortization of $83 million, incremental restructuring savings of approximately $99 million and reduced restructuring charges of $13 million. These decreases were partially offset by a $22 million increase in expenses associated with our new information systems.

At January 31, 2003, our end of period headcount was 35,000 compared to 39,000 at January 31 last year. We expect to recognize additional net savings from these restructuring actions into the rest of the year.

Other Income (Expense), Net

	For the Three Months
	Ended January 31,

	2003	2002

	(in millions)
Other income (expense), net	$ 4	$ 19

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) and other miscellaneous items. Other income (expense), net was insignificant during the periods ending January 31, 2003 and January 31, 2002.

(Benefit) Provision for Taxes

The effective tax benefit rate for continuing operations in 2003 is 56 percent. For 2002 and 2001, the effective rates were 34 percent and 19 percent, respectively. Benefit tax rates are a result of losses from continuing operations. Our effective tax rate is calculated using our projected pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions as well as changes in the mix of our pre-tax earnings and losses among jurisdictions with varying statutory rates.

Segment Results

       For 2003, we changed the method by which we allocate corporate expenses to our segments, and we are presenting our Automated Test business as a separate segment. In the previous year, Automated Test was presented as a part of the Test and Measurement segment. Prior period (loss) earnings from operations have been restated accordingly. Management measures the profitability of each of the business segments after excluding amortization of intangible assets and of goodwill in periods prior to October 31, 2002, and non-recurring items such as restructuring charges; these items have been excluded for all periods presented.

Test and Measurement

     Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	For the
	Three Months Ended
	January 31,
			2003 over 2002
	2003	2002	Change

	(in millions)
Orders	$594	$647	(8)%
Net revenue from products	$541	$589	(8)%
Net revenue from services and other	92	95	(3)%

Total net revenue	$633	$684	(7)%
Loss from operations	$(132)	$(171)	23%
Operating deficit	(21)%	(25)%	4	points

     Orders were down approximately $50 million for the first quarter of 2003 compared to the first quarter last year, primarily as a result of an intensive effort to book orders at the end of last year, seasonally low ordering in aerospace defense and the overall weak economy domestically. Additionally, we continue to experience pricing pressure from our customers and competitors. The decline in net revenue year over year was primarily attributable to the continued decline in the market for our telecommunications products; in general, telecommunications remains one of the most troubled markets into which we sell products and services.

Costs and Expenses

     The following table shows the percentage point decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for the quarters ended January 31, 2003 and 2002.

2003 over 2002
Decrease as a % of Net Revenue	Ppts Change

Cost of products and services	—
Research and development	(2)
Selling, general and administrative	(1)

     All categories of costs and expenses as a percentage of net revenue were essentially flat for the current quarter compared to last year. Despite a seven percent decrease in revenue, decreased costs and expenses in dollar terms, primarily the result of restructuring savings and decreased inventory charges, more than offset the impacts of lower revenue as a percent of operating expenses. We did not book any inventory charges this quarter, compared with charges of $11 million in the first quarter a year ago. Last year’s charges were consistent with the depressed market conditions at that time, which caused an excess of then-current products and hastened the obsolescence of older products.

(Loss) Earnings from Operations

     Our reduced loss from operations in the face of still-deteriorating revenue is a clear indication of the success of our restructuring process. With reductions in costs and expenses outstripping reductions in revenue, we have been able to contain the impact of the continuing weak economy. However, despite our successes to date, this segment has experienced operating deficits for the last seven consecutive quarters, and this quarter represented over half of the Company’s total loss from operations. As a result, Test and Measurement will be the segment most affected by the 2003 Plan, accounting for approximately half of our expected additional $125 million savings per quarter by the end of the fourth quarter of this year.

Automated Test

     Our automated test business supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computation, consumer and other electronics industries.

Orders and Net Revenue

	For the
	Three Months Ended
	January 31,
			2003 over 2002
	2003	2002	Change

	(in millions)
Orders	$115	$185	(38)%
Net revenue from products	$101	$108	(6)%
Net revenue from services and other	35	30	17%

Total net revenue	$136	$138	(1)%
Loss from operations	$(48)	$(44)	(9)%
Operating deficit	(35)%	(32)%	(3	) points

     The decline in automated test product orders in the first quarter from the first quarter of last year was driven primarily by a drop in demand for our Flash Memory test products. The Flash memory business is focused on a small number of customers, so timing of orders from any given customer can have a dramatic impact on overall orders results. We also experienced reduced orders for system-on-a-chip products, but we are still achieving significant design wins in this area which we expect to be able to convert to incremental orders in later periods.

     Overall net revenue was flat this quarter compared to last year; a $7 million decline in product revenue was almost entirely offset by the $5 million increase in services and other revenue. The increase in services and other revenue appears to be very large on a percentage basis, but compared to the run rate over the past five quarters the amount of the change is not unusual. Fluctuations of $6 million or less can be primarily attributed to the comparable stability of services revenue versus product revenue, as the installed base of products that we service is not as volatile as customer demand for new products. Additionally, in the current economic environment customers have been delaying purchases and instead relying on already installed products, which increases demand for support of those products.

Costs and Expenses

     The following table shows the percentage point increase or decrease in our automated test business’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2003 and 2002.

2003 over 2002
Increase (decrease) as a % of Net Revenue	Ppts Change

Cost of products and services	5
Research and development	—
Selling, general and administrative	(2)

     The increases in cost of products and services as a percentage of net revenue was primarily the result of mix changes in our revenue stream, with a greater proportion of revenue coming from products with lower gross margin compared to a year ago. We did not book any inventory charges in the first quarter of this year, nor did we have any charges this quarter last year. Our cost of sales in the first quarter of 2003 was improved by $3 million due to the sale of inventory that had previously been written off; the sales were primarily related to older models of our Versatest memory test systems, which were chosen by one of our customers over a newer model that we had originally anticipated would cause the older model to be obsolete. Research and development and selling, general and administrative expenses as a percentage of net revenue were essentially flat compared to a year ago.

(Loss) Earnings from Operations

     Loss from operations increased compared to last year, primarily due to a change in proportion of sales attributable to low-margin products. However, we do not believe that this quarter’s results are indicative of the potential of the Automated Test segment, and while the business will be participating in the 2003 Plan, it will not be significantly impacted.

Semiconductor Products

     Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets.

Orders and Net Revenue

	For the
	Three Months Ended
	January 31,
			2003 over 2002
	2003	2002	Change

	(in millions)
Orders	$381	$346	10%
Net revenue	$367	$327	12%
Loss from operations	$(48)	$(61)	21%
Operating deficit	(13)%	(19)%	6	points

     Orders for our semiconductor products this quarter were up somewhat from last year, reflecting growth in both the networking and personal systems markets of the segment. For the networking market, 11 percent orders growth compared to last year reflects that the economic decline has bottomed, but we have yet to see compelling evidence of a sustained upturn. For the personal systems market, the 10 percent orders growth compared to last year appears to be supported by an upward trend in reported results from major handset manufacturers.

     Net revenue improved by $40 million year over year, primarily as a result of strengthening in our imaging and navigation, wireless and fiber products. These gains were partially offset by declines in revenue from our hardcopy, motion control and optical networking products and networking ASICs.

Costs and Expenses

     The following table shows the percentage point increase or decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2003 and 2002.

2003 over 2002
Increase (decrease) as a % of Net Revenue	Ppts Change

Cost of products	2
Research and development	(5)
Selling, general and administrative	(2)

     Cost of products as a percentage of net revenue were essentially flat compared to the first quarter of last year. A very slight increase was primarily the result of erosions in average selling prices and shifts in product mix to lower-margin products. We had no inventory charges this quarter, and none in the first quarter of last year.

     Research and development expenses as a percentage of net revenue declined compared to the first quarter last year primarily as a result of program cancellations due to restructuring. Selling, general and administrative expenses as a percentage of net revenue were essentially flat year over year; savings from restructuring were partially offset by higher field selling costs.

(Loss) Earnings from Operations

     Improved loss from operations year over year was primarily attributed to restructuring savings. Despite this improvement, however, this business will still be taking action in the 2003 Plan to further reduce its cost structure. Semiconductor Products is expected to account for slightly less than 20 percent of the Company’s total savings from the 2003 Plan.

Life Sciences and Chemical Analysis

     Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	For the
	Three Months Ended
	January 31,
			2003 over 2002
	2003	2002	Change

	(in millions)
Orders	$268	$287	(7)%
Net revenue from products	$216	$221	(2)%
Net revenue from services and other	60	56	7%

Total net revenue	$276	$277	0%
Earnings from operations	$34	$35	(3)%
Operating margin	12%	13%	(1	) point

     The decline in orders from the first quarter of last year to the first quarter of this year was driven by both sides of the segment’s business; chemical analysis orders were down nine percent compared to last year, and life sciences orders were down three percent. Our chemical analysis customers, who use oil products as raw materials in their manufacturing processes, are particularly sensitive to oil prices, and with rising prices and continued uncertainty in the Middle East they are deferring spending on replacements for existing capacity. We expect that once oil prices stabilize or decrease, our chemical analysis customers will return to normalized spending patterns. Life sciences customers are also proceeding cautiously in the face of geopolitical insecurity. However, despite the general reluctance to place orders, the segment has experienced some promising growth in Asia Pacific markets.

     Net revenue was flat year over year; revenue from chemical analysis products was down very slightly, offset by very slightly increased revenue from life sciences products. The macroeconomic and geopolitical uncertainties, as well as increased oil prices impacting chemical analysis orders, are also having an impact on revenue for those products. For life sciences, our revenue from microarray and microfluidics products continues to grow quickly, but that growth is offset by weakness in core liquid chromatography and liquid chromatography/mass spectrometry products driven by cautious spending by pharmaceuticals manufacturers. The relatively large increase in revenue from services and other can generally be characterized as an artifact of the small overall amount of revenue generated by that portion of the business; the increase in dollar terms was only $4 million, and was primarily the result of the fact that revenue from services and other tends to be more stable than revenue from products, as the installed base of products requiring services does not fluctuate as quickly as does customer spending on new products.

Costs and Expenses

     The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2003 and 2002.

2003 over 2002
Increase (decrease) as a % of Net Revenue	Ppts Change

Cost of products and services	(1)
Research and development	1
Selling, general and administrative	—

     All categories of costs and expenses as a percentage of net revenue were flat compared to the prior year for this segment. This business has successfully carried out strategies that flex costs to align with revenue in spite of having a moving target. Inventory charges were approximately $1 million this quarter, consistent with the business’ normal run rate.

Earnings from Operations

     Earnings from operations were down slightly from the prior year, but on a dollar basis the decline was not significant. This business has demonstrated a reliable ability to return operating profits even in the face of the generally poor economic climate we have experienced for the last couple of years. As a result of this success, the business will not be expected to participate substantially in the 2003 Plan.

FINANCIAL CONDITION

Liquidity And Capital Resources

     At January 31, 2003, we had cash and cash equivalents of $1,754 million, a decrease of approximately $90 million from the balance at October 31, 2002.

     We used cash from continuing operations of $91 million in the three months ended January 31, 2003 compared to $144 million used in the same period in 2002. Of the $91 million cash used in operations in the three months ended January 31, 2003, $43 million was spent on restructuring activities, primarily in the form of severance payments to the impacted employees. For the three months ended January 31, 2002 approximately $89 million was used for restructuring. Our accounts receivable generated $186 million in the first quarter 2003 compared to cash generated of $162 million for the same period a year ago. Inventory generated $30 million in the three months ended January 31, 2003 compared to $89 million in 2002. Inventory levels are lower than the previous year with $1,166 million compared to $1,382 million a year ago. We have continued to reduce the net amount of cash used for accounts payable from $65 million in the first quarter of 2002 to $16 million in the same period in 2003.

     Depreciation and amortization is down from $199 million in the three months ended January 31, 2002 to $82 million in for the same period in 2003. Due to our implementation of SFAS 142 in the first quarter of 2003 we did not record any amortization expense for goodwill; approximately $83 million of goodwill amortization was recorded in the first quarter of 2002. In addition, reduced capital spending over the past two fiscal years, coupled with reduced levels of depreciation on existing fixed assets as they reach the end of their planned useful lives has led to reduced depreciation charges in the current quarter as compared to the same period a year ago. We do not plan to increase our capital spending in the near future as we have capacity to meet our current demands. Within Employee compensation and benefits, $90 million of cash was contributed to the U.S. retirement plans in the three months ended January 31, 2003. Contributions for our international plans in the first quarter of 2003 and 2002 were approximately the same. We had a large non-cash charge of $268 million related to the adoption of SFAS 142 in the first quarter 2003.

     Deferred tax assets have increased significantly from the corresponding quarter last year due to accumulated benefits from losses in 2003. We expect to use our deferred tax assets of over $1 billion to reduce future tax payments when we return to profitability. The deferred tax assets will remain available for periods not exceeding 20 years from the year they are generated, but we expect to use the benefits when we return to profitability. Tax refunds of approximately $116 million were received in the first quarter of 2003. Income taxes payable generated cash of $33 million in the three months ended January 31, 2003 compared to cash consumption of $195 million in the corresponding period in 2002.

     Net cash used by investing activities for the three months ended January 31, 2003 was $47 million compared to $53 million in 2002. Cash used for investments has remained low, driven by our overall strategy of tight spending controls and cash conservation. Strict capital spending controls have been used to reduce investments in property, plant and equipment and limit purchases of equity investments.

     In November 2001, the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due 2021.

     We have terminated our $250 million five-year revolving credit facility that was due to expire on November 5, 2005 and have not extended the $250 million five-year revolving credit facility that terminated on November 2, 2002. We did not have any outstanding balances under these credit facilities during 2002. Because we did not have plans to use these credit facilities, the costs of renewing and retaining these credit lines outweighed the benefits.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in many locations throughout the world and regulations restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.

On February 7, 2003 Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for Agilent Technologies, Inc. to “speculative grade” status, from BBB minus to BB. In addition, Moody’s Investors Service placed its Baa2 Senior unsecured rating of Agilent Technologies, Inc. under review for a possible downgrade. Standard and Poor’s Ratings Service’s downgrade does not have any immediate material impact on our liquidity as we do not have any outstanding credit facilities nor do we anticipate any funding needs in the near future. There are no financial covenants related to our senior convertible debentures. We believe that our current cash and cash equivalents and other borrowing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for the reasonably foreseeable future.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

     The economic downturn resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although some segments of these industries have shown recent signs of stabilization, others, especially in communications, continue to exhibit a downward cycle. Demand in our markets remains volatile so the underlying trend is uncertain. Pricing pressures remain intense, which reduces our gross margins.

     We are uncertain how long the current downturn will last and when a sustained recovery in our markets may occur. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services. In addition, if our customers’ markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such further decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. Also, in such an environment, pricing pressures could continue, and if we are unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required.

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

     In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction was completed at the end of the fourth quarter of 2002. In August, 2002, we announced approximately 2,500 additional job cuts, which are under way. In connection with our announcement of our results for the quarter ended January 31, 2003, we announced another 4,000 job cuts.

     There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

     Our earnings could be harmed if we are unable to adjust our orders for parts to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and in the twelve months ended October 31, 2002, we incurred approximately another $40 million in inventory-related charges. If the demand for our products continues to decrease, we may experience additional excess and obsolete inventories and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our inventories quickly enough to meet increasing demand for our products. Approximately 5 percent of our parts require custom design. Of these, some parts are not readily available from alternate suppliers, due to their unique design or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

We are continuing to implement new information systems, and problems with the design or implementation of these new systems have interfered and could further interfere with our operations.

     We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that were created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. For example, following the first phase of our enterprise resource planning software implementation, we were experienced some difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. During 2003, we implemented a new customer support information system and some additional functionality to our enterprise resource planning software. As we add additional functionality to our new systems, our operations could be further disrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected. In addition, our future revenue and profit projections could be inaccurate if we have misjudged the realization of potential future savings from the new systems.

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

     Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. From the third quarter of 2001 through the third quarter of 2002, we instituted pay reductions for all employees globally, varying between 5% and 10%, wherever legally permissible. The reductions in pay were applied to senior managers for a longer period of time and to a greater extent than to other employees. Our decision to continue temporary pay cuts in 2002 and to eliminate pay increases for 2002 where legally permissible, along with the scaled-down pay increase program for 2003, may harm our long-term ability to retain and hire key personnel. Although the labor market has changed dramatically within the past two years, and our attrition rate has remained low, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

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

     Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended January 31, 2003, shipments from our semiconductor products group to Hewlett-Packard accounted for approximately 5 percent of our total shipments and approximately 20 percent of our semiconductor products business’ shipments.

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

     Although we have entered into a supply agreement for the sale to Hewlett-Packard of custom integrated circuits used in printers, scanners and computers, the agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. As Hewlett-Packard reduces its purchases of our custom integrated circuits, we are unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers.

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

     Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the U.S. Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

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

     We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses has changed as a result of our separation from Hewlett- Packard. In the past, as a part of Hewlett-Packard, we benefited from our access to Hewlett-Packard’s entire intellectual property portfolio when asserting counterclaims and negotiating cross-licenses with third parties. Our current patent cross-license agreement with Hewlett-Packard gives us only a limited right to sublicense a portion of Hewlett-Packard’s intellectual property portfolio. Accordingly, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have sublicensed Hewlett-Packard’s entire intellectual property portfolio. Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 72 percent and 71 percent of our revenues were generated in U.S. dollars during the first quarter of 2003 and 2002, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In our Form 10-K for the fiscal year ended October 31, 2002, we reported that in November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003 the Southern District Court of New York issued a ruling dismissing claims against Agilent based upon Section 10 of the Securities Exchange Act of 1934, as amended, but denying the motion to dismiss as to claims against Agilent founded upon Section 11 of the Securities Act of 1933, as amended. This case is similar to numerous other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously. Under our separation agreements with Hewlett-Packard, Hewlett-Packard agreed to indemnify us for a substantial portion of IPO-related liabilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 37 of this report.

     (b)  Reports on Form 8-K:

          (i) Form 8-K filed January 24, 2003, reporting on January 24, 2003, under Item 5 “Other Events and under Item 7 “Financial Statements and Exhibits” the Company’s press release.

          (ii) Form 8-K filed November 21, 2002, reporting on November 18, 2002, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s earnings for the three and twelve months ended October 31, 2002.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 2003	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

I, Edward W. Barnholt, certify that :

1)	I have reviewed this quarterly report on Form 10-Q of Agilent Technologies, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Edward W. Barnholt

Edward W. Barnholt President and Chief Executive Officer

I, Adrian T. Dillon, certify that :

1)	I have reviewed this quarterly report on Form 10-Q of Agilent Technologies, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.
EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

Exhibit
Number	Description

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.

10.7	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.8	Agilent Technologies, Inc. Executive Deferred Compensation Plan. Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed January 25, 2000.*

10.9	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.10	Agilent Technologies, Inc. Deferred Compensation Plan(amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*

10.11	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.12	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.13	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.14	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.15	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White.*

10.16	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer.*

11.1	See Note 5 in Notes to Condensed Consolidated Financial Statements on page 8.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None

19.	None.

20-21	Not applicable.

22.	None.

23.1	None.

24.1	None.

25-26	Not applicable.

27-98	Not applicable.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

*	Indicates management contract or compensatory plan, contract or arrangement.