Form 10-Q
period 2003-04-30
AGILENT TECHNOLOGIES INC
filed 2003-06-04
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

YES ☒                NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES ☒                NO ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT APRIL 30, 2003 471,304,178 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net revenue:
Products	$1,260	$1,268	$2,485	$2,513
Services and other	207	189	394	370

Total net revenue	1,467	1,457	2,879	2,883
Costs and expenses:
Cost of products	830	779	1,593	1,583
Cost of services and other	131	115	251	231
Research and development	296	307	573	624
Selling, general and administrative	545	605	1,053	1,236

Total costs and expenses	1,802	1,806	3,470	3,674
Loss from operations	(335)	(349)	(591)	(791)
Other income (expense), net	11	22	15	41

Loss from continuing operations before taxes	(324)	(327)	(576)	(750)
Benefit for taxes	(178)	(80)	(318)	(186)

Loss from continuing operations	(146)	(247)	(258)	(564)
Loss from sale of discontinued operations (net of taxes of $12 million and $11 million for the three and six months ended April 30, 2002, respectively)	—	(6)	—	(4)

Loss before cumulative effect of accounting changes	(146)	(253)	(258)	(568)
Cumulative effect of adopting SFAS No. 142 (net of tax benefit of $11 million)	—	—	(257)	—

Net loss	$(146)	$(253)	$(515)	$(568)

Net loss per share — Basic and diluted:
Loss from continuing operations	$(0.31)	$(0.54)	$(0.55)	$(1.21)
Loss from sale of discontinued operations, net	—	(0.01)	—	(0.01)
Cumulative effect of adopting SFAS No. 142, net	—	—	(0.54)	—

Net loss	$(0.31)	$(0.55)	$(1.09)	$(1.22)

Weighted average shares used in computing net loss per share:
Basic and diluted	471	464	471	464

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	April 30,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,533	$1,844
Accounts receivable, net	929	1,118
Inventory	1,131	1,184
Current deferred tax assets	441	462
Other current assets	275	272

Total current assets	4,309	4,880
Property, plant and equipment, net	1,510	1,579
Goodwill and other intangible assets, net	414	685
Long-term deferred tax assets	966	635
Other assets	418	424

Total assets	$7,617	$8,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294	$305
Employee compensation and benefits	677	733
Deferred revenue	257	244
Income and other taxes payable	335	325
Other accrued liabilities	443	574

Total current liabilities	2,006	2,181
Senior convertible debentures	1,150	1,150
Other liabilities	260	245

Total liabilities	3,416	3,576
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 467 million shares at October 31, 2002 and 471 million shares at April 30, 2003 issued and outstanding	5	5
Additional paid-in capital	4,923	4,872
Accumulated deficit	(616)	(101)
Accumulated comprehensive loss	(111)	(149)

Total stockholders’ equity	4,201	4,627

Total liabilities and stockholders’ equity	$7,617	$8,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2003	2002

Cash flows from operating activities:
Net loss excluding discontinued operations	$(515)	$(564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	368
Excess and obsolete inventory-related charges	6	35
Deferred taxes	(317)	25
Asset impairment charges	27	12
Net gain on sale of assets	(2)	(12)
Adoption of SFAS No. 142	268	—
Changes in assets and liabilities:
Accounts receivable	193	66
Inventory	44	149
Accounts payable	(9)	(57)
Employee compensation and benefits	(56)	(53)
Income taxes	(61)	(269)
Other current assets and liabilities	(44)	51
Other long-term assets and liabilities	2	(13)

Net cash used in operating activities:	(282)	(262)

Cash flows from investing activities:
Investments in property, plant and equipment	(86)	(155)
Dispositions of property, plant and equipment	7	—
Proceeds from (net investment in) lease receivable	—	237
Purchase of equity investments	(2)	(3)
Proceeds from dispositions	—	26

Net cash (used in) provided by investing activities:	(81)	105

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	—	1,123
Issuance of common stock under employee stock plans	51	72
Net payments to notes payable and short-term borrowings	1	4

Net cash provided by financing activities:	52	1,199

Net proceeds and cash provided by discontinued operations	—	23
Change in cash and cash equivalents	(311)	1,065
Cash and cash equivalents at beginning of period	1,844	1,170

Cash and cash equivalents at end of period	$1,533	$2,235

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended April 30, 2002 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the three and six months ended April 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of April 30, 2003 and October 31, 2002, condensed consolidated results of operations and cash flows activities for the three and six months ended April 30, 2003 and 2002.

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

Deferred Tax Assets.

The company has recorded a net deferred tax asset of $1,402 million as of April 30, 2003. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Stock-Based Compensation.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, we record compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant. See Note 4, “Stock-Based Compensation” for the impact on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based incentives.

3.     NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Pronouncements.

On November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The impact of adopting SFAS No. 144 was not material to our condensed consolidated financial statements for the six months ending April 30, 2003.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See Note 10, “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of April 30, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of April 30, 2003 and April 30, 2002, our product warranty liability was $71 million and $74 million, respectively (see Note 8, “Guarantees”, in Item 1 of this report).

On February 1, 2003, we adopted Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to April 30, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, we will apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 4, “Stock-Based Compensation” of this report for those disclosures.

Recent Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after

June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective beginning in the fourth quarter of 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

4.     STOCK-BASED COMPENSATION

SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We have elected to follow the accounting provisions of APB 25, for stock-based compensation granted to employees. Accordingly, compensation expense is recognized only when options are granted when the exercise price is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted, including shares issuable under the 423(b) Plan to employees under SFAS No. 123’s fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three and	For the Three and
	Six Months Ended	Six Months Ended
	April 30, 2003	April 30, 2002

Risk-free interest rate for options	2.8%	2.9%
Risk-free interest rate for the 423(b) Plan	1.41-1.77%	1.89-5.87%
Dividend yield	0%	0%
Volatility for options	63%	63%
Volatility for the 423(b) Plan	63%	47-77%
Expected option life	5.5 years	5.5 years
Expected life for the 423(b) Plan	6 months-2 years	6 months-2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options and amortized over two years for the 423(b) plan. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	For the Three Months		For the Six Months Ended
	Ended April 30,		April 30,

	2003	2002	2003	2002

	(in millions, except per share data)
Net loss as reported	$(146)	$(253)	$(515)	$(568)
SFAS No. 123 based compensation, net of tax	(57)	(77)	(120)	(155)

Net loss – pro forma	$(203)	$(330)	$(635)	$(723)

Basic and diluted net loss per share - as reported	$(0.31)	$(0.55)	$(1.09)	$(1.22)
Basic and diluted net loss per share - pro forma	$(0.43)	$(0.71)	$(1.35)	$(1.56)
Weighted average shares used in computing net loss and adjusted net loss per share:
Basic and Diluted	471	464	471	464

5.     ADOPTION OF SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”)

On November 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires goodwill to be no longer amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Subsequently, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. As a result of our adoption of SFAS No. 142, we recorded a pretax impairment charge of $268 million and approximately $6 million of intangible assets associated with workforce-in-place was reclassified to goodwill on November 1, 2002. We did not recognize impairment of other intangibles as they are subject to impairment testing under SFAS No. 144, different than that used to evaluate goodwill.

As part of our initial assessment of impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in six months ended April 30, 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment existed in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded a pretax impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. The adoption of SFAS No. 142 had a material impact on our results of operations because goodwill is no longer being amortized. Amortization of goodwill was $168 million in the six months ended April 30, 2002.

Net loss and basic and diluted net loss per share for the three and six months ended April 30, 2002 are disclosed below, adjusted to remove goodwill amortization, certain intangibles amortization and their related tax impacts, as if SFAS No. 142 had applied to those periods.

	For the Three Months	For the Six Months
	Ended	Ended
	April 30, 2002	April 30, 2002

	(in millions, except per share amounts)
Reported net loss	$(253)	$(568)
Add back: Goodwill and workforce-in-place amortization, net	81	162

Adjusted net loss	$(172)	$(406)

Net loss per share – Basic and Diluted reported net loss per share	$(0.55)	$(1.22)
Adjustment for goodwill and workforce-in-place amortization, net	0.18	0.34

Adjusted net loss per share	$(0.37)	$(0.88)

Weighted average shares used in computing net loss and adjusted net loss per share:
Basic and Diluted	464	464

The component parts of other intangibles as of April 30, 2003 and October 31, 2002 are shown in the table below.

	Purchased Other Intangible Assets

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value

	(in millions)
As of April 30, 2003:
Purchased technology	$122	$83	$39
Customer relationships	23	17	6

Total	$145	$100	$45

As of October 31, 2002:
Purchased technology	$122	$63	$59
Customer relationships	23	13	10

Total	$145	$76	$69

Amortization for purchased intangible assets was $12 million and $24 million for the three and six months ended April 30, 2003 and $13 million and $26 million for the same periods in the prior year, respectively. Amortization expense related to purchased other intangible assets is estimated to be $23 million for the rest of 2003, $21 million in 2004 and $1 million thereafter.

Goodwill balances and movements in the six months ended April 30, 2003 for each of our reportable segments are shown below:

			Semiconductor	Life Sciences and
	Test and Measurement	Automated Test	Products	Chemical Analysis	Total

	(in millions)
Goodwill at October 31, 2002:	$429	$73	$85	$23	$610
Reclassification of workforce-in-place to goodwill	5	1	—	—	6
Adoption of SFAS No. 142 goodwill impairment	(268)	—	—	—	(268)
Foreign currency translation impact	6	7	6	1	20
Goodwill arising from new acquisitions	—	—	1	—	1

Goodwill at April 30, 2003:	$172	$81	$92	$24	$369

6.     NET LOSS PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

	(in millions, except per share data)
Numerators:
Loss from continuing operations	$(146)	$(247)	$(258)	$(564)
Loss from sale of discontinued operations, (net of taxes)	—	(6)	—	(4)

Loss before cumulative effect of accounting changes	(146)	(253)	(258)	(568)
Cumulative effect of adopting SFAS No. 142, (net of tax benefit of $11 million)	—	—	(257)	—

Net loss	$(146)	$(253)	$(515)	$(568)

Denominators:
Basic and diluted weighted average shares	471	464	471	464

7.     INVENTORY

	April 30,	October 31,
	2003	2002

	(in millions)
Finished goods	$369	$377
Work in progress	128	130
Raw materials	634	677

Total Inventory	$1,131	$1,184

In the six months ended April 30, 2003 we incurred $6 million of excess and obsolete inventory-related charges compared to $35 million in the corresponding period in 2002.

8.     GUARANTEES

Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	For the Six Months Ended
	April 30,

	2003	2002

	(in millions)
Balance at October 31, 2002 and 2001	$72	$70
Accruals for warranties issued during the period	32	39
Accruals related to pre-existing warranties (including changes in estimates)	4	7
Settlements made during the period	(37)	(42)

Balance at April 30, 2003 and 2002	$71	$74

Guarantees to CIT Group, Inc.

As of April 30, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $42 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

Indemnifications to Hewlett-Packard Company

We have given multiple indemnities to Hewlett-Packard Company in connection with our activities prior to our spin-off from Hewlett-Packard for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999.

Indemnifications to Koninklijke Philips Electronics, N.V. (“Philips”)

In connection with the sale of our healthcare solutions business to Philips on August 1, 2001, we indemnified Philips for various matters, including product liability issues arising within two years of the sale agreement. In our opinion, the fair value of these indemnifications is not material.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Item 6(a), Exhibits of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the balance sheet as of April 30, 2003.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

9.     COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss:

	For the Three Months Ended
	April 30,

	2003	2002

	(in millions)
Net loss	$(146)	$(253)
Other comprehensive loss:
Change in unrealized loss on investments, net	(1)	(2)
Change in unrealized loss on derivative instruments, net	(11)	(2)
Reclassification adjustment for realized gain relating to derivative instruments included in net loss, net	2	1
Foreign currency translation, net	40	7
Accumulated minimum pension liability	5	—

Comprehensive loss	$(111)	$(249)

	For the Six Months Ended
	April 30,

	2003	2002

	(in millions)
Net loss	$(515)	$(568)
Other comprehensive loss:
Change in unrealized gain on investments, net	—	3
Change in unrealized loss on derivative instruments, net	(14)	—
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net loss, net	3	(6)
Reclassification adjustment relating to investments included in net income, net	2	—
Cumulative adjustment for foreign currency translation, as of November 1, 2001	—	(6)
Foreign currency translation, net	80	(34)
Accumulated minimum pension liability	5	—

Comprehensive loss	$(439)	$(611)

10.     RESTRUCTURING AND ASSET IMPAIRMENT

Summary

We currently have three restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”) after it became clear that the actions taken in fiscal 2001 and fiscal 2002 would not be sufficient to return the company to profitability.

All our plans have been designed to reduce costs and expenses in order to return the company to profitability. As of the end of the second quarter of 2003, we have reduced our workforce by approximately 11,700 people (approximately 10,400 from involuntary terminations and approximately 1,300 from net attrition). We anticipate an additional 3,500-person reduction in our workforce through the first half of fiscal year 2004.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations within the impacted segments and selected outsourcing opportunities. Our strategy is to move towards a more variable operating cost structure.

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets in which we do business, we took steps to restructure our businesses. We reduced our workforce by approximately 8,100 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. The 2001 Plan impacted the test and measurement and the semiconductor products groups and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we are closing or scaling back have been recognized, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

Severance costs of approximately $13 million, primarily associated with approximately 300 employees in one manufacturing facility in the U.S., have not yet been paid out. Our restructuring plans have been delayed with respect to this facility, although we expect to substantially complete them by the third quarter of this year. Delays have been caused by unexpected difficulties associated with creating manufacturing capability at other sites, and with making outsourcing arrangements for production.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea, Japan and other countries, representing more than 4.0 million square feet, or about 21 percent of our worldwide property. As of April 30, 2003, we have vacated approximately 70 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. During the second quarter of fiscal 2003 we recorded an additional $8 million charge due to changes in estimates of expected sublease income and reassessment of the fair market values of our held for sale assets. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur. We expect to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through April 30, 2003 was $519 million; $154 million in 2001, $357 million in 2002 and $8 million in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through April 30, 2003 is shown in the table below:

			Impairment of
			Assets,
	Workforce	Consolidation of	Property, Plant
	Reduction	Excess Facilities	and Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$17	$63	$—	$80
Total charge	—	2	6	8
Asset Impairments	—	—	(6)	(6)
Cash payments	(4)	(10)	—	(14)

Accrual balance at April 30, 2003	$13	$55	$—	$68

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,100 as of April 30, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems and outsourced selective operations.

During the six months ended April 30, 2003, we incurred asset impairment charges of $5 million primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility that will be moving its operations as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through April 30, 2003 was $160 million; $117 million in 2002 and $43 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through April 30, 2003 is shown in the table below:

		Impairment of
		Assets,
	Workforce	Property, Plant
	Reduction	and Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	38	5	43
Asset impairment	—	(5)	(5)
Cash payments	(74)	—	(74)

Accrual balance at April 30, 2003	$32	$—	$32

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion (the “2003 Plan”). In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 1,500 as of April 30, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we will continue to consolidate excess facilities. Similar to the 2001 Plan, we are exiting administrative office buildings housing sales and administrative employees. Our plan to consolidate excess facilities resulted in charges of $4 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $8 million for fixed assets primarily owned by our semiconductor products and test and measurement groups. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity.

As of April 30, 2003, the cost of the 2003 Plan was $122 million.

A summary of restructuring activity for the 2003 Plan from January 31, 2003 through April 30, 2003 is shown in the table below:

			Impairment of
			Assets,
	Workforce	Consolidation of	Property, Plant
	Reduction	Excess Facilities	and Equipment	Total

	(in millions)
Accrual balance at January 31, 2003	$—	$—	$—	$—
Total charge	110	4	8	122
Asset impairments	—	—	(8)	(8)
Cash payments	(88)	—	—	(88)

Accrual balance at April 30, 2003	$22	$4	$—	$26

Summary information for combined plans

The restructuring accrual for all plans, which totaled $126 million as of April 30, 2003 and $148 million as of October 31, 2002, is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected over a one-year period.

A summary of the income statement impact of the charges resulting from all restructuring Plans is shown below.

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

	(in millions)
Cost of products and services	$46	$5	$52	$53
Research and development	28	4	32	16
Selling, general and administrative	57	26	89	71

Total restructuring and asset impairment charges	$131	$35	$173	$140

11.     OFFER TO EXCHANGE OUTSTANDING STOCK OPTIONS UNDER THE AGILENT TECHNOLOGIES, INC. 1999
          STOCK PLAN

On March 4, 2003, our shareholders approved an amendment of the Agilent Technologies, Inc. 1999 Stock Plan (the “Stock Plan”). The amendment permits the exchange of options issued under the Stock Plan having an exercise price greater than $25.00 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the “Option Exchange Program”).

On May 20, 2003 we implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission. The Option Exchange Program will be offered from May 20, 2003 to June 18, 2003, unless extended. The Option Exchange Program allows eligible employees a one-time opportunity to exchange options to purchase an aggregate of 44,313,711 shares of the Company’s common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25.00 per share. These eligible options are subject to the terms and conditions set forth in the Tender Offer Statement dated May 20, 2003.

We have designed the Option Exchange Program so that we will not need to record compensation expense from the issuance of the new options under current accounting principles. We are unable to predict how many shares will be exchanged.

12.     SEGMENT INFORMATION

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

In 2003, management decided to separately report the automated test operating segment that was previously reported as part of our test and measurement reportable segment. Management made this decision to provide more information to our investors. Our segments are as follows:

•	test and measurement, which provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. The test and measurement business includes two operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

•	automated test, which supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computation, consumer, and other electronics industries;

•	semiconductor products, which is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets; and

•	life sciences and chemical analysis, which provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, human resources, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses.

In 2003, management changed the methods by which corporate charges were allocated to the segments. This change impacted the cost of goods and services, research and development and selling, general and administrative expenses and (loss) earnings from operations recorded by each of the segments, but did not impact our consolidated results from operations or cash flows. Information provided with respect to prior periods has been reclassified to reflect these changes. Charges are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

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

				Life Sciences and
	Test and		Semiconductor	Chemical	Total
	Measurement	Automated Test	Products	Analysis	Segments

	(in millions)
Three months ended April 30, 2003:
Total net revenue	$652	$153	$376	$286	$1,467
Earnings (loss) from operations	$(103)	$(37)	$(43)	$20	$(163)
Three months ended April 30, 2002:
Total net revenue	$660	$154	$371	$272	$1,457
Earnings (loss) from operations	$(172)	$(30)	$(37)	$20	$(219)

				Life Sciences and
	Test and		Semiconductor	Chemical	Total
	Measurement	Automated Test	Products	Analysis	Segments

	(in millions)
Six months ended April 30, 2003:
Total net revenue	$1,285	$289	$743	$562	$2,879
Earnings (loss) from operations	$(235)	$(85)	$(91)	$54	$(357)
Six months ended April 30, 2002:
Total net revenue	$1,344	$292	$698	$549	$2,883
Earnings (loss) from operations	$(343)	$(74)	$(98)	$55	$(460)

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(in millions)
Total reportable segments’ loss from operations	$(163)	$(219)	$(357)	$(460)
Amortization of goodwill	—	(82)	—	(165)
Amortization of other intangibles	(12)	(13)	(24)	(26)
Restructuring and asset impairment	(131)	(35)	(173)	(140)
Unallocated corporate charges	(19)	—	(27)	—
Other	(10)	—	(10)	—
Other income (expense), net	11	22	15	41

Loss from continuing operations before taxes	$(324)	$(327)	$(576)	$(750)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. The following discussion contains forward-looking statements including, without limitation, statements regarding our obligations under our retirement and post-retirement benefit plans, our liquidity position and the effect of regulations and restrictions on our ability to pay vendors and conduct operations, the expected use of our deferred tax benefits, the material impact from the adoption of new accounting pronouncements, our financial results, the timing of and savings from our restructuring programs, our customers’ demand for and our ability to produce new products, the relationship between our customers’ spending patterns and geopolitical uncertainty or Severe Acute Respiratory Syndrome (“SARS”), and the length of the economic downturn that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended April 30, 2002 have been reclassified to conform to the current period’s presentation.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, retirement and post retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

Revenue recognition. Revenue is recognized on a sale to a customer only after the product or service has been delivered or installed and accepted by the customer. We record reductions to revenue for estimated product returns and distributor price protection, when appropriate. We monitor the creditworthiness of our customers and do not record revenue on sales if collection is not reasonably assured at the time of delivery. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Restructuring and asset impairment charges. We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), and Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs incurred in a Restructuring” (“EITF 94-3”) and SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than what we have recorded.

Inventory Valuation. We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and usage. Such estimates are difficult to make under current economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

Retirement and post retirement plan assumptions. Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2002, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.5 to 7.75 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $10 million for 2003 in the U.S. and $7 million for 2003 for all plans outside the U.S. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. A one percent increase in the assumed health care trend rates would result in increased cost of $11 million in 2003 whereas a one percent decrease would result in decreased cost of $8 million for the same period. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations.

Our recent work force management actions are expected to result in a curtailment to some of our pension plans, the effect of which, will be measured under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” by the end of our third quarter.

Valuation of long-lived assets. We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 and discounted future cash flows according to the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets as of April 30, 2003, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. We have not provided for U.S. federal income and foreign withholding tax on a portion of our non-U.S. subsidiaries’ undistributed earnings as of April 30, 2003 because we intend to reinvest such earnings indefinitely. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period.

Adoption of New Accounting Standards

On November 1, 2002, we adopted SFAS No. 142, which requires goodwill to be no longer amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Subsequently, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142. As a result of our adoption of SFAS No. 142, we recorded a pre-tax impairment charge of $268 million and approximately $6 million of intangible assets associated with workforce-in-place was reclassified to goodwill on November 1, 2002. We did not recognize impairment of other intangibles as they are subject to impairment testing under SFAS No. 144, different than that used to evaluate goodwill.

As part of our assessment of impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the six months ended April 30, 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment exists in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded a pretax impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. The adoption of SFAS No. 142 had a material impact on our results of operations because goodwill is no longer being amortized. Amortization of goodwill was $168 million in the six months ended April 30, 2002. See Note 5,“Adoption of SFAS No. 142, ‘Goodwill and Other Intangible Assets’” in Item 1 of this report for further discussion of the financial impact of SFAS No. 142 on prior periods.

On November 1, 2002, we adopted SFAS No. 144, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The impact of adopting SFAS No. 144 was not material to our condensed consolidated financial statements for the six months ending April 30, 2003.

On January 1, 2003, we adopted SFAS No. 146, which nullifies EITF 94-3. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of April 30, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of April 30, 2003 and April 30, 2002, our product warranty liability was $71 million and $74 million, respectively (see Note 8, “Guarantees”, in Item 1 of this report).

On February 1, 2003, we adopted Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to April 30, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, we will apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 4, “Stock-Based Compensation” in item 1 of this report for those disclosures.

Recent Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective beginning in the fourth quarter of 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Restructuring and Asset Impairment

Summary

We currently have three restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”) after it became clear that the actions taken in fiscal 2001 and fiscal 2002 would not be sufficient to return the company to profitability.

All our plans have been designed to reduce costs and expenses in order to return the company to profitability. As of the end of the second quarter of 2003, we have reduced our workforce by approximately 11,700 people (approximately 10,400 from involuntary terminations and approximately 1,300 from net attrition). We anticipate an additional 3,500-person reduction in our workforce through the first half of fiscal year 2004. We expect future savings generated by these restructuring plans to be predominantly in cash.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations within the impacted segments and selected outsourcing opportunities. Our strategy is to move towards a more variable operating cost structure.

Our 2001 Plan is substantially complete and is continuing to provide the estimated savings of $300 million per quarter that was initially projected. The 2002 Plan and 2003 Plan are still being implemented and we expect to incur further restructuring costs before realizing the total estimated savings of $175 million per quarter ($50 million from the 2002 Plan and $125 million from the 2003 Plan).

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets in which we do business, we took steps to restructure our businesses. We reduced our workforce by approximately 8,100 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. The 2001 Plan impacted the test and measurement and the semiconductor products groups and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we are closing or scaling back have been recognized, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

Severance costs of approximately $13 million, primarily associated with approximately 300 employees in one manufacturing facility in the U.S., have not yet been paid out. Our restructuring plans have been delayed with respect to this facility, although we expect to substantially complete them by the third quarter of this year. Delays have been caused by unexpected difficulties associated with creating manufacturing capability at other sites, and with making outsourcing arrangements for production.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea, Japan and other countries, representing more than 4.0 million square feet, or about 21 percent of our worldwide property. As of April 30, 2003, we have vacated approximately 70 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. During the second quarter of fiscal 2003 we recorded an additional $8 million charge due to changes in estimates of expected sublease income and reassessment of the fair market values of our held for sale assets. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur. We expect to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through April 30, 2003 was $519 million; $154 million in 2001, $357 million in 2002 and $8 million in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through April 30, 2003 is shown in the table below:

			Impairment of
			Assets,
	Workforce	Consolidation of	Property, Plant
	Reduction	Excess Facilities	and Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$17	$63	$—	$80
Total charge	—	2	6	8
Asset impairments	—	—	(6)	(6)
Cash payments	(4)	(10)	—	(14)

Accrual balance at April 30, 2003	$13	$55	$—	$68

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,100 as of April 30, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems and outsourced selective operations. We believe that the majority of the savings associated with the 2002 Plan have been achieved, but it is not yet complete and anticipate another 700-person reduction by the end of the fourth quarter, almost a third of whom exited shortly after April 30, 2003.

During the six months ended April 30, 2003, we incurred asset impairment charges of $5 million primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility that will be moving its operations as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through April 30, 2003 was $160 million; $117 million in 2002 and $43 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through April 30, 2003 is shown in the table below:

		Impairment of
		Assets,
	Workforce	Property, Plant
	Reduction	and Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	38	5	43
Asset impairment	—	(5)	(5)
Cash payments	(74)	—	(74)

Accrual balance at April 30, 2003	$32	$—	$32

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion (the “2003 Plan”). In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 1,500 as of April 30, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we will continue to consolidate excess facilities. Similar to the 2001 Plan, we are exiting administrative office buildings housing sales and administrative employees. Our plan to consolidate excess facilities resulted in charges of $4 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $8 million for fixed assets primarily owned by our semiconductor products and test and measurement groups. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity.

We expect to realize savings from the reductions in salary and benefit expenses and to fully achieve the expected $125 million reduction in quarterly operational costs by the end of fiscal 2003. As of April 30, 2003, the cost of the 2003 Plan was $122 million.

A summary of restructuring activity for the 2003 Plan from January 31, 2003 through April 30, 2003 is shown in the table below:

			Impairment of
			Assets,
	Workforce	Consolidation of	Property, Plant
	Reduction	Excess Facilities	and Equipment	Total

	(in millions)
Accrual balance at January 31, 2003	$—	$—	$—	$—
Total charge	110	4	8	122
Asset impairments	—	—	(8)	(8)
Cash payments	(88)	—	—	(88)

Accrual balance at April 30, 2003	$22	$4	$—	$26

Summary information for combined plans

The restructuring accrual for all plans, which totaled $126 million as of April 30, 2003 and $148 million as of October 31, 2002, is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected over a one-year period. However, the goals of our 2001 and 2002 Plans have been substantially met and future charges should be primarily associated with our 2003 Plan.

As our restructuring plans are all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges. Management is committed to achieving those profitability goals by enhancing current restructuring plans if necessary.

A summary of the income statement impact of the charges resulting from the all of the restructuring Plans is shown below.

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

	(in millions)
Cost of products and services	$46	$5	$52	$53
Research and development	28	4	32	16
Selling, general and administrative	57	26	89	71

Total restructuring and asset impairment charges	$131	$35	$173	$140

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net loss in the periods presented.

Guarantees Issued to Third Parties

Guarantees to CIT Group, Inc.

As of April 30, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $42 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

Indemnifications to Hewlett-Packard Company

We have given multiple indemnities to Hewlett-Packard Company in connection with our activities prior to our spin-off from Hewlett-Packard for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999.

Indemnifications to Koninklijke Philips Electronics, N.V. (“Philips”)

In connection with the sale of our healthcare solutions business to Philips, we indemnified Philips for various matters, including product liability issues arising within two years of the sale agreement. In our opinion, the fair value of these indemnifications is not material.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Item 6(a), Exhibits of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the balance sheet as of April 30, 2003.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Results of Operations

The loss from continuing operations in the second quarter of 2003 was $146 million, a decrease of approximately $100 million from the loss in the same quarter a year ago, even as revenues remained flat. We are still experiencing strong pricing pressures in most of our markets in the current quarter which are offsetting some of our restructuring savings — our gross margin deteriorated to 34.5% from 38.6% last year, although total costs and expenses remained flat due primarily to net restructuring savings. Our tax benefit increased from $80 million to $178 million in the three months ended April 30, 2003. The impact of adopting SFAS No. 142 at the beginning of the year resulted in $84 million of reduced goodwill amortization charges in the same period. In the six-month period, the loss from continuing operations was $258 million, a decrease of approximately $300 million of which $132 million was due to increased tax benefit and $168 million as a result of reduced goodwill amortization charges.

Our near-term outlook calls for no material change in demand for our products. We are executing our plans to achieve cost-of-sales reductions by completing our workforce management plans and consolidating manufacturing activities where possible. We also plan to continue reducing other expenses in order to achieve our goal of reducing our quarterly cost structure to $1.45 billion. We are continuing with other operational initiatives such as increasing our presence in low-cost countries, outsourcing functions and processes and reducing the physical space we use. We continue to invest in our future by maintaining significant investment in R&D, which will enable us to continue delivering innovative new products to our customers. We noted no significant impact on our results this quarter from the outbreak of SARS, but we could be impacted negatively going forward if the situation becomes worse in Asia or spreads to other regions.

Orders and Net Revenue

			Six Months
	Three Months Ended		Ended		2003 over 2002
	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Orders	$1,527	$1,597	$2,885	$3,062	(4%)	(6%)
Net revenue from products	$1,260	$1,268	$2,485	$2,513	(1%)	(1%)
Net revenue from services and other	207	189	394	370	10%	6%

Total net revenue	$1,467	$1,457	$2,879	$2,883	1%	—

			Six Months
	Three Months Ended		Ended		2003 over 2002
Net revenue by region	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Americas	$533	$632	$1,109	$1,228	(16%)	(10%)
Europe	297	277	593	582	7%	2%
Asia Pacific	637	548	1,177	1,073	16%	10%

Total net revenue	$1,467	$1,457	$2,879	$2,883	1%	—

Overall orders decreased 4 percent in the three months ended April 30, 2003 and decreased 6 percent in the six months ended April 30, 2003, as compared to the same periods in 2002. The decrease in orders for these periods, compared to the same periods in 2002 was primarily a result of the continued worldwide economic weakness, especially in the telecommunications industry, and heightened geopolitical uncertainties. Orders declined in all but our automated test segment during these periods. Orders declined in the U.S., Canada and Latin America (collectively referred to as the “Americas”) more than they declined in Europe, whereas Asia Pacific remained flat. We continue to face an extremely competitive environment, where active used-equipment markets, and our customers’ extensive excess manufacturing capacity have all contributed to the decline in orders in the Americas and Europe.

Net revenue was flat in the three and six months ended April 30, 2003 compared to the same periods in 2002. Geographically, revenue increased in Europe and Asia Pacific offsetting a decline in the Americas. This was a result of our customers’ shifting their production facilities from Americas to Asia Pacific. Growth in our Asian markets also contributed to the revenue increase in that region. We saw growth in our wireless business in Europe. Currency movement led to an increase in revenue due to the weakening of the U.S. dollar. The currency impact breakout by geography was as follows: Europe $30 million, Asia Pacific $23 million and negligible in the Americas. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 10 and 6 percent in the three and six months ended April 30, 2003 compared to the same periods in 2002 as a result of our customers servicing their installed base of products as opposed to purchasing new products in a weak economy.

Costs and Expenses

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Cost of products as a percentage of product net revenue	66%	61%	64%	63%
Cost of services and other as a percentage of service and other revenue	63%	61%	64%	62%
Total cost of products and services as a percentage of total net revenue	66%	61%	64%	63%
Research and development as a percentage of total net revenue	20%	21%	20%	22%
Selling, general and administrative as a percentage of total net revenue	37%	42%	37%	43%
Total costs as a percentage of total net revenue	123%	124%	121%	127%

Total cost of products and services increased 7 and 2 percent in dollar terms in the three and six months ended April 30, 2003, as compared to the same periods in 2002. In the same periods, costs of products and services increased by 5 and 1 percentage points as a percentage of net revenue.

The increase in cost of products and services in the three-month period ended April 30, 2003 was primarily due to unfavorable mix and volume impacts of approximately $46 million; increase of $19 million due to the weakening of the U.S. dollar and $12 million in additional expenses due to the implementation of our new information systems. Pricing pressures have led to higher discounts on our products, which have increased our cost of products and services as a percentage of revenue. These increases were offset by incremental net restructuring savings of $30 million and reduced inventory charges of $18 million.

In the six-month period ended April 30, 2003, incremental net restructuring savings amounted to $159 million. These savings were offset by approximately $114 million of unfavorable mix and volume impacts, $27 million of information systems charges and increased expenses primarily due to currency impact. Restructuring charges for the six-month period were impacted primarily by our 2003 restructuring plan. See more information on “Restructuring and Asset Impairment” for further discussion.

Research and development expenses declined 4 and 8 percent in dollar terms in the three and six months ended April 30, 2003, as compared to the same periods in 2002. In the same periods, research and development decreased by 1 and 2 percentage points as a percentage of net revenue. Research and development expenses declined due to incremental savings from our restructuring efforts. Incremental net savings in the three and six months ended April 30, 2003, were $37 million and

$111 million, respectively. These savings offset increased expenses associated with our commitment to bring new products to the market, such as system-on-a-chip test modules and new Operations Support Systems (OSS), approximately $10 million due to the weakening of the U.S. dollar and $6 million of expenses associated with our new information systems in the three-month period.

Selling, general and administrative expenses declined 10 and 15 percent in dollar terms in the three and six months ended April 30, 2003 compared to the same periods in 2002. In the same periods, selling, general and administrative expenses decreased by 5 and 6 percentage points as a percentage of net revenue. Selling, general and administrative expenses declined primarily due to a decrease in goodwill amortization of $84 million and $168 million in the three and six months ended April 30, 2003, respectively. Incremental net restructuring savings of approximately $31 million and $115 million also contributed to the decrease. The decreases were partially offset by an increase of $15 million and $37 million in expenses associated with our new information systems in the three and six months ended April 30, 2003. Additionally, our expenses increased by approximately $20 million due to the weakening of the U.S. dollar in the three-month period.

At April 30, 2003, our headcount was 32,000 compared to 38,000 at the same time last year. We expect to recognize additional net savings from these restructuring actions during the rest of 2003.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(in millions)

Other income (expense), net	$11	$22	$15	$41

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet re-measurement, our share of income from joint ventures and equity investments and other miscellaneous items. In the periods ending April 30, 2003, other income (expense), net was lower than in the same period a year ago primarily due to reduced gain on the sale of assets in 2003.

(Benefit) Provision for Taxes

The effective tax benefit rate for continuing operations in 2003 is 55 percent. For 2002 and 2001, the effective rates were 34 percent and 19 percent, respectively. Benefit tax rates are a result of losses from continuing operations. Our effective tax rate is calculated using our projected pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions as well as changes in the mix of our pre-tax earnings and losses among jurisdictions with varying statutory rates.

Segment Results

For 2003, we changed the method by which we allocate corporate expenses to our segments, and we are presenting our Automated Test business as a separate segment. In previous years, Automated Test was presented as a part of the Test and Measurement segment. Prior period (loss) earnings from operations have been restated accordingly. Management measures the profitability of each of the segments after excluding amortization of intangible assets and of goodwill in periods prior to October 31,2002, and items such as restructuring charges, and are discussed at the enterprise level above.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		2003 over 2002
	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Orders	$608	$639	$1,202	$1,286	(5)%	(7)%
Net revenue from products	$544	$561	$1,083	$1,150	(3)%	(6)%
Net revenue from services and other	108	99	202	194	9%	4%

Total net revenue	$652	$660	$1,285	$1,344	(1)%	(4)%
Loss from operations	$(103)	$(172)	$(235)	$(343)	40%	31%
Operating deficit	(16)%	(26)%	(18)%	(26)%	10 ppts	8 ppts

Test and Measurement orders for the three and six months ended April 30 were down five percent and seven percent from one year ago, respectively. Generally, our decline in orders performance has been driven by the continued deterioration of the wireline telecommunications market. For the first half, the comparison with last year is also affected by low orders in the first quarter due to the intensive effort to book orders in the fourth quarter of 2002 and the overall weak economy.

Second quarter revenue was flat compared to last year, and was down four percent for the six months ended April 30. The decline in the first half was primarily the result of the continuing weak wireline telecommunications market and pricing pressures. We continue to offer discounts to encourage customers to buy products, especially in the communications test markets. The shift of revenue from products to services and other in both comparison periods supports this pricing trend, as service contracts tend to have more stable pricing than product offerings.

Costs and Expenses

The following table shows the percentage point decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for the three- and six-month periods ended April 30, 2003 and 2002.

	2003 over 2002
	Ppts Change

Decrease as a % of Net Revenue	Three Months	Six Months

Cost of products and services	(2)	(1)
Research and development	(4)	(3)
Selling, general and administrative	(3)	(2)

Cost of products and services as a percentage of net revenue was essentially flat for both the three- and six-month periods ending April 30 compared to last year. Inventory charges were not significant for either period in the current year, while in 2002 they were approximately $21 million for the quarter and $32 million for the half. This comparative reduction contributed to the slight decline, as did restructuring savings, but those improvements were offset by increased trade discounts.

Research and development expenses as a percentage of net revenue decreased slightly for the second quarter and first half compared to last year. For the second quarter, this was primarily the result of restructuring savings, partially offset by restoration of full pay for our employees from the payroll reductions in the prior year and the impact of approximately one percent salary increases that we granted in February 2003. For the first half, the reduction was due to restructuring savings. Selling, general and administrative expenses as a percentage of net revenue were down slightly for the second quarter, but were essentially flat for the first half, compared to the same periods last year, also as a result of restructuring savings.

Loss from Operations

Aggressive restructuring helped comparative operating results. The second quarter operating loss was $69 million improved compared to last year despite $8 million lower revenue, while the first half operating loss improved by $108 million on $59 million lower revenue. Incremental restructuring savings for the first half were approximately $175 million. Further reductions from the 2003 Plan are expected in the second half.

Automated Test

Our automated test business supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computer, consumer and other electronics industries.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		2003 over 2002
	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Orders	$219	$197	$334	$382	11%	(13)%
Net revenue from products	$117	$124	$218	$232	(6)%	(6)%
Net revenue from services and other	36	30	71	60	20%	18%

Total net revenue	$153	$154	$289	$292	(1)%	(1)%
Loss from operations	$(37)	$(30)	$(85)	$(74)	(23)%	(15)%
Operating deficit	(24)%	(19)%	(29)%	(25)%	(5)ppts	(4)ppts

The Automated Test segment rebounded from the first quarter weakness caused by both economic uncertainty and a temporarily weak flash memory test market. Second quarter segment orders were up 11 percent from last year to the highest level since the first quarter of 2001. The increases were driven by strong performance in our System on a Chip (“SOC”) products and a recovery in flash memory products. However, first half orders for 2003 were down 13 percent from the same period last year, primarily as a result of the first-quarter weakness in flash memory test products. The variability in flash memory products is a direct result of the small number of customers for these products; orders for these products are expected to fluctuate on the basis of one or two customers’ buying habits, though the weakness in the first quarter resulted in an unusually low orders amount.

Revenue was flat compared to last year for both the second quarter and the first half. As competitive pricing pressures on our products increase from the prior year, the segment’s small service revenue gives the appearance of a major shift on a percentage basis, but in dollar terms the increases in service revenue do not represent a significant shift in the business’ operations from products to services. Service revenue tends to be more stable than product revenue because service revenues reflect services offered on an installed base of products, which does not shift as quickly as orders or revenue for products and furthermore, service revenue is amortized over the life of the service contract.

Costs and Expenses

The following table shows the percentage point increase in our automated test business’ costs and expenses as a percentage of its net revenue for the three- and six-month periods ended April 30, 2003 and 2002.

	2003 over 2002
	Ppts Change

Increase as a % of Net Revenue	Three Months	Six Months

Cost of products and services	5	4
Research and development	1	1
Selling, general and administrative	—	—

Cost of products and services as a percentage of net revenue was up five percent for the second quarter and four percent for the first half, compared to the same periods last year. For the second quarter, the increase compared to last year was driven primarily by a $5 million inventory adjustment, salary restoration as described above and salary increases. For the first half, the increase was primarily attributable to the same causes as the second quarter, in addition to erosion in average selling prices and change in product mix to lower-margin offerings.

Research and development expenses and selling, general and administrative expenses as a percentage of net revenue were essentially flat from last year for both comparison periods.

Loss from Operations

The second quarter operating loss was adversely affected by the segment’s inventory charge. Adjusted for that charge, operating results for the second quarter were essentially equal to last year on similar volume, and the deterioration of results for the first half compared to the same period in 2002 was primarily a result of product mix issues. Restructuring plans for the segment are within expectations, with the bulk of the workforce reductions for the 2003 Plan anticipated to occur in the third quarter.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, module and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		2003 over 2002
	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Orders	$420	$476	$801	$822	(12)%	(3)%
Net revenue	$376	$371	$743	$698	1%	6%
Loss from operations	$(43)	$(37)	$(91)	$(98)	(16)%	7%
Operating deficit	(11)%	(10)%	(12)%	(14)%	(1)ppt	2ppts

Semiconductor Products’ orders for the second quarter were down 12 percent from last year, while orders for the first half were down only three percent. Excluding hardcopy printer ASICs, which have been impacted by Hewlett-Packard’s buying patterns, second quarter orders would have been up two percent from last year, and first half orders would have been up ten percent. The second quarter and first half of 2002 included unusual orders from Hewlett-Packard when some of their other suppliers failed to meet demand and we were able to absorb the additional business. In addition to the larger-than-usual orders from Hewlett-Packard, the prior year’s second quarter included approximately $50 million of orders that would normally have been booked in the third quarter, in anticipation of disruptions in the third quarter of that year from our ERP implementation.

Second quarter revenue was essentially flat from last year despite the lower ASIC business, and first half revenue was up six percent compared to the prior year. For the quarter, while overall revenue was little changed, the mix of products from which revenue was generated shifted markedly. We saw declines in revenue from our fiber optic, ASIC and optical networking products, while revenue for our sensors and wireless products including FBAR and E-pHEMT was higher than last year. For the year to date, the revenue increase was primarily the result of good first quarter performance in our wireless, imaging and navigation, motion control and fiber products. Pricing pressures have increased recently in this segment and we have noticed erosion in our average selling prices. Some of this pattern is expected through our products’ life cycles, but demand for our newer, higher margin products is not offsetting the decreasing prices in the rest of our product portfolio.

Costs and Expenses

The following table shows the percentage point increase or decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three- and six-month periods ended April 30, 2003 and 2002.

	2003 over 2002
	Ppts Change

Increase (decrease) as a % of Net Revenue	Three Months	Six Months

Cost of products	6	4
Research and development	(4)	(4)
Selling, general and administrative	(1)	(2)

Cost of products as a percentage of net revenue was up for both the three- and six-month periods ending April 30. Our restructuring savings have been more than offset by erosion in average selling price, changes in the mix of products we sold from relatively high-margin to relatively low-margin offerings and changes in our inventory charges. We recorded a $7 million charge to cost of products due to unplanned scrapping of inventory in the second quarter this year, and the second quarter of 2002 included $10 million of releases of previously reserved inventory, contributing to the increase in cost of products as a percentage of net revenue for the quarter compared to last year. The same holds true for the first half, with 2002 including $12 million of releases of previously reserved inventory that contribute to the increase in the segment’s cost of products as a percentage of net revenue in comparison to last year. Inventory sold in 2002 that had been previously reserved for was primarily image/navigation, general fiber optics, telecom fiber optics and hardcopy ASICS products.

Research and development expenses as a percentage of net revenue were down somewhat compared to the second quarter and first half of last year, primarily as a result of our restructuring efforts. Additionally, research and development expenses on a dollar basis have been cut in the segment’s networking product lines due to declining revenue and a weakened market. Selling, general and administrative expenses as a percentage of net revenue were essentially flat from last year for both comparison periods.

Loss from Operations

The deterioration in second quarter operating results compared to last year was primarily caused by erosion in average selling prices and costs associated with the continued ramp of the FBAR filter and E-pHEMT power module. At the end of the second quarter, we ceased production in the Newark, California facility and closed the facility down. We expect a reduction in operating costs of approximately $6 million per quarter in the second half and beyond as a result of the Newark facility closing. The improvement in first half operating results was primarily the result of our restructuring efforts.

The segment’s restructuring efforts for the 2003 Plan are on track for the expected savings of approximately $20 million per quarter, including the departure of over 180 employees identified by the plan in the second quarter.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		2003 over 2002
	April 30,		April 30,		Change

	2003	2002	2003	2002	Three months	Six months

	(in millions)
Orders	$280	$285	$548	$572	(2)%	(4)%
Net revenue from products	$223	$212	$439	$433	5%	1%
Net revenue from services and other	63	60	123	116	5%	6%

Total net revenue	$286	$272	$562	$549	5%	2%
Earnings from operations	$20	$20	$54	$55	—	(2)%
Operating margin	7%	7%	10%	10%	0 ppts	0 ppts

Life Sciences and Chemical Analysis continued its generally flat business profile, with second quarter orders essentially flat from last year and first half orders down slightly. Declines in the Americas due to high oil prices, political uncertainty and lower government and university spending in North America was not quite offset by growth in Europe from a modest economic recovery and in Asia for build-out of infrastructure.

Revenue was five percent ahead of one year ago for the second quarter and essentially flat for the first half compared to last year.

Costs and Expenses

The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and six month periods ended April 30, 2003 and 2002.

2003 over 2002
Ppts Change

Increase (decrease) as a % of Net Revenue	Three Months	Six Months

Cost of products and services	—	(1)
Research and development	—	—
Selling, general and administrative	—	—

Cost of products and services as a percentage of net revenue was essentially flat for both comparison periods. Inventory charges and releases of inventory previously reserved were not significant for the second quarter or the first half of 2003.

Research and development expenses and selling, general and administrative expenses as a percentage of net revenue were flat for both the three and six months ended April 30, 2003 compared to the same periods in 2002. Restructuring savings in research and development expenses in dollar terms were generally offset by a small increase in spending for bioconsumables and biomolecular mass spectrometry (“BIOMS”).

Earnings from Operations

Compared to last year, profits were unchanged despite $14 million higher revenues due to increased research and development spending in life sciences and temporary higher information technology expenses associated with our ERP implementation.

In the second quarter, this segment continued its consolidation of manufacturing operations into California and Delaware in the U.S. and Hachioji in Japan, resulting in a small reduction in headcount for the quarter. Going into the second half of this year, the segment will implement additional restructuring charges, which are expected to reduce headcount in the segment by approximately an additional 100 employees.

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents decreased to $1,533 million at April 30, 2003 from $1,844 million at October 31, 2002.

We used cash from operations of $282 million in the six months ended April 30, 2003 compared to $262 million used in the same period in 2002. A significant portion of our cash used in operating activities has been to support our restructuring initiatives, primarily in the form of severance payments to impacted employees. Of the $282 million cash used in operations in the six months ended April 30, 2003, $176 million was spent on restructuring activities. Approximately $144 million was used for restructuring for the corresponding period in 2002. As a result of better collection management, we generated $127 million more cash from collections of accounts receivable in the six months ended April 30, 2003 than the corresponding period in the prior year. The increase was primarily related to the $130 million of incremental revenue in the fourth quarter of 2002, as compared to the prior year. The ratio of receivables to revenue (days sales outstanding) has remained relatively flat over the periods presented at approximately 57 days. Cash generated from inventory was $44 million this year compared to $149 million in the prior year. We have improved our inventory days on-hand from 130 days a year ago to 110 days this year. In the six months ended April 30, 2003, net cash paid out for accounts payable declined from $57 million a year ago to $9 million in the current six-month period. We continue to work on improving management of our working capital.

In accordance with SFAS No. 142 in the first quarter of 2003, we no longer record any amortization expense for goodwill. Approximately $168 million of goodwill amortization was recorded in the six months ended April 30, 2002, and none in the current year. This was the primary cause of the decline in depreciation and amortization, which decreased from $368 million in the six months ended April 30, 2002 to $182 this year. We had a large non-cash charge of $268 million related to the adoption of SFAS No. 142 in the first quarter 2003.

Deferred tax assets have increased significantly from the corresponding period last year due to accumulated benefits from losses in 2003. We expect to use our deferred tax assets of over $1.4 billion to reduce future tax payments when we return to profitability. The majority of the deferred tax assets will remain available for periods not exceeding 20 years from the year they are generated. Tax refunds of approximately $123 million were received in the six months ended April 30, 2003. We also paid income taxes in some jurisdictions, accounting for $61 million in the six months ended April 30, 2003 compared to $269 million in the corresponding period in 2002.

Net cash used by investing activities for the six months ended April 30, 2003 was $81 million compared to $105 million of cash generated in the corresponding period in 2002. Investments in property, plant, and equipment decreased by $69 million due to strict capital spending controls, whilst we are maintaining our investment in IT programs such as the ERP and CRM systems. In the sixth months ended April 30, 2002, we received a lease prepayment of $237 million. Cash used for investments in property, plant and equipment and equity investments have remained low, driven by our overall strategy of tight spending controls and cash conservation.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of 3 percent senior convertible debentures due 2021.

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

On May 22, 2003 Moody’s Investors Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2. Moody’s also assigned our company a first time senior implied rating of Ba2. On February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for Agilent Technologies, Inc. to “speculative grade” status, from BBB minus to BB. Both Moody’s and S&P attached a “negative outlook” to their ratings. The downgrades do not have any immediate material impact on our liquidity as we do not have any outstanding credit facilities nor do we anticipate any third party funding needs in the near future. There are no financial covenants related to our senior convertible debentures. We believe that our current cash and cash equivalents and other borrowing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for the next twelve months.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

     The economic downturn resulted in reduced purchasing in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although some segments of these industries have shown recent signs of stabilization, others, especially in wireline communications, continue to exhibit a downward cycle. Demand in our markets remains volatile so the underlying trend is uncertain. Pricing pressures remain intense, which reduces our gross margins and could require us to implement additional cost cutting measures to restore profitability.

     We are uncertain how long the current downturn will last and when a sustained recovery in our markets may occur. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services. In addition, if our customers’ markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such further decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. Also, in such an environment, pricing pressures could continue, and if we are unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for us to “speculative grade” status, from BBB minus to BB, with a negative rating outlook and on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If these ratings are not upgraded or are further downgraded, we would be required to pay a higher interest rate for borrowing and we may have stricter terms.

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

     In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction was substantially completed at the end of the fourth quarter of 2002. In August, 2002, we announced approximately 2,500 additional job cuts, which are substantially complete and in February 2003, we announced another 4,000 job cuts, which are currently under way.

     There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, our delay in restructuring savings, especially in our non-people-related costs, adversely affected our earnings for the second quarter of 2003. If we are not able to reduce our non-people-related costs in accordance with our previous plans, we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Failure to adjust our purchases due to changing market conditions or failure to estimate our customers’ demand could adversely affect our earnings.

     Our earnings could be harmed if we are unable to adjust our purchases to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and in the twelve months ended October 31, 2002, we incurred approximately another $40 million in inventory-

related charges. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our purchases quickly enough to meet increasing demand for our products. Approximately 5 percent of our parts require custom design. Of these, some parts are not readily available from alternate suppliers, due to their unique design or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

We are continuing to implement new information systems, and problems with the design or implementation of these new systems have interfered and could further interfere with our operations.

     We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that were created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. For example, following the first phase of our enterprise resource planning software implementation, we experienced difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. During 2003, we plan to continue implementation at additional sites and implemented a new customer support information system and some additional functionality to our enterprise resource planning software. As we continue our implementation and add additional functionality, our operations could be further disrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected. In addition, our future revenue and profit projections could be inaccurate if we have misjudged the realization of potential future savings from the new systems.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the senior convertible debentures.

     Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast, as well as the seasonal and cyclical nature of our end markets. Throughout 2002, the continued low levels of orders significantly affected our ability to efficiently plan production and inventory levels, which led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

If our operating results do not improve in the long-term we may be required to establish a valuation allowance against our net deferred tax assets.

     The company has recorded a net deferred tax asset of $1,402 million as of April 30, 2003. Realization is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset could be reduced in the near term if our business does not improve and estimates of future taxable income are reduced. Such a reduction would have an adverse impact on our net income.

As demand for our products does not match our manufacturing capacity, our earnings may continue to suffer.

     Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our earnings. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner.

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

The continuing spread of SARS could result in additional travel restrictions, reduce consumer and customer spending and result in interruptions in the operations of our third party manufacturers and suppliers.

     We currently have significant sales and operations in Asia Pacific. For the three months ended April 30, 2003, 42% of our orders were from Asia Pacific. In addition, a significant portion of our products are manufactured in Asia. Due to the outbreak of Severe Acute Respiratory Syndrome (SARS), we have implemented travel restrictions to certain countries in the region. For some of our businesses, the inability to meet face-to-face with customers or travel to trade shows did impact their orders for the second quarter of 2003. Although this impact was not significant in the second quarter of 2003, continued or additional travel restrictions would exacerbate the negative impact on orders and may disrupt our operations by limiting our ability to send in engineers and other specialists to work on certain projects in the region and to conduct necessary internal meetings. In addition, the continuation of SARS may reduce consumer spending in Asia and/or result in quarantines and closures of our third party manufacturers and suppliers. If SARS worsens in Asia, spreads beyond Asia Pacific or is not brought under control in a timely manner, our results would be negatively impacted.

Continued geopolitical uncertainties impair our ability to forecast and plan future business activities and may adversely affect our operations and results.

     Recent geopolitical turmoil in many parts of the world, including terrorism and war, has impacted global economic conditions. The threat of future terrorist attacks or conflicts in the United States and elsewhere may create continued economic and political uncertainties. Such uncertainties impair our ability to forecast and plan future business activities and may adversely affect our operations and results. Terrorist attacks and political unrest in areas such as Southeast Asia, where we have significant manufacturing operations, could also disrupt our ability to manufacture products or import parts as well as cause interruptions and/or delays in our ability to transport products to our customers or parts to other locations to continue the manufacturing and assembly processes. Any such delay or interruption could have an adverse effect on our results of operations.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political, economic or other conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

     We are in the process of centralizing most of our backend accounting processes to 2 locations in Asia, Malaysia and India. These processes include fixed assets, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected.

Dependence on outsourced manufacturing may adversely affect our ability to bring products to market and damage our reputation and dependence on outsourced information technology function may impair our ability to operate effectively.

     As part of efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing of manufacturing, mostly lower level assemblies and sub-assemblies. If our third party manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. The ability of these manufacturers to perform is largely outside of our control. In addition, we plan to outsource significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of the third party contractor could impair our ability to operate effectively.

If we are required to account for options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

     There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we would record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value we calculate compensation expense and disclose the impact on net (loss) earnings and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require us to record the fair market value of all stock options as compensation expense in our consolidated statement of operations.

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

     Historically, our semiconductor products business has sold custom products to Hewlett-Packard and has engaged in product development efforts with divisions of Hewlett-Packard. For the three months ended April 30, 2003, shipments from our semiconductor products group to Hewlett-Packard accounted for approximately 5 percent of our total shipments and approximately 21 percent of our semiconductor products business’ shipments.

     We have a license agreement with Hewlett-Packard that covers integrated circuit technology used in custom integrated circuits for Hewlett-Packard’s printers, scanners and computers. The license agreement provides that, until November 2009 in some cases, we are prohibited, with some exceptions, from using this integrated circuit technology for the development and sale of integrated circuits for use in inkjet products, printer products (including printer supplies, accessories and components), document scanners and computing products to third parties other than Hewlett-Packard.

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

     We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses has changed as a result of our separation from Hewlett- Packard. In the past, as a part of Hewlett-Packard, we benefited from our access to Hewlett-Packard’s entire intellectual property portfolio when asserting counterclaims and negotiating cross-licenses with third parties. Our current patent cross-license agreement with Hewlett-Packard gives us only a limited ability to sublicense a portion of Hewlett-Packard’s intellectual property portfolio. Accordingly, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have sublicensed Hewlett-Packard’s entire intellectual property portfolio. Nothing restricts Hewlett-Packard from competing with us other than some restrictions on the use of patents licensed to Hewlett-Packard by us.

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 71 percent and 72 percent of our revenues were generated in U.S. dollars during the second quarter of 2003 and 2002, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on March 4, 2003 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The three proposals presented at the meeting were:

1.	To elect two (2) directors for a term of three years.

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year.

3.	To vote on a proposal to approve an amendment to the Agilent Technologies, Inc. 1999 Stock Plan to permit the exchange of options issued under the Stock Plan having an exercise price greater than $25 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options

(b)  Each of the two directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld

Edward W. Barnholt	405,344,227	10,491,394
Robert J. Herbold	393,682,151	22,153,470

The term of office of James G. Cullen, Walter B. Hewlett, Heidi Kunz, Dr. David M. Lawrence and A. Barry Rand as directors continued after the meeting. Gerald Grinstein retired from his director position effective March 4, 2003. On May 21, 2003, Agilent announced the appointment of Koh Boon Hwee to its Board of Directors.

(c)  The second and third proposals were approved as follows:

(i)	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year was approved by a vote of 390,455,665 shares in favor, 22,106,272 shares against, and 3,272,921 shares abstaining.

(ii)	The proposal to approve an amendment to the Agilent Technologies, Inc. 1999 Stock Plan to permit the exchange of options was approved by a vote of 342,337,664 shares in favor, 68,882,328 shares against and 4,614,446 shares abstaining..

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 43 of this report.

(b)	Reports on Form 8-K:

     (i)  Form 8-K filed February 10, 2003, reporting on February 7, 2003, under Item 5 “Other Events” the ratings by Standard and Poor’s Ratings Services.

     (ii)  Form 8-K filed February 25, 2003, reporting on February 21, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s earnings for the three months ended January 31, 2003.

     (iii) Form 8-K filed April 4, 2003, reporting on April 3, 2003 under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” the Company’s press release.

AGILENT TECHNOLOGIES, INC.

SIGNATURE AND CERTIFICATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4,2003	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

I, Edward W. Barnholt, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Agilent Technologies, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 4, 2003

/s/ Edward W. Barnholt Edward W. Barnholt President and Chief Executive Officer

I, Adrian T. Dillon, certify that:

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

Date: June 4, 2003

/s/ Adrian T. Dillon Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.
EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.
4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

Exhibit
Number	Description

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.
5-9	Not applicable.
10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*
10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*
10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*
10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*
10.6	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.
10.7	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*
10.9	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*
10.10	Agilent Technologies, Inc. Deferred Compensation Plan(amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*
10.11	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.
10.12	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.
10.13	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.
10.14	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.
10.15	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*
10.16	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*
10.17	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*
10.18	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003.*
11.1	See Note 5 in Notes to Condensed Consolidated Financial Statements on page 8.
12-14	Not applicable.
15.	None.
16-17	Not applicable.
18.	None
19.	None.
20-21	Not applicable.
22.	None.
23.1	None.

Exhibit
Number	Description

24.1	None.
25-26	Not applicable.
27-98	Not applicable.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.