Form 10-Q
period 2003-07-31
AGILENT TECHNOLOGIES INC
filed 2003-09-09
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

OR

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

YES X           NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES X          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $0.01 PAR VALUE	OUTSTANDING AT JULY 31, 2003 475,507,676 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net revenue:
Products	$1,291	$1,192	$3,776	$3,705
Services and other	211	199	605	569

Total net revenue	1,502	1,391	4,381	4,274
Costs and expenses:
Cost of products	796	780	2,389	2,363
Cost of services and other	158	117	409	348
Research and development	257	304	830	928
Selling, general and administrative	481	619	1,534	1,855

Total costs and expenses	1,692	1,820	5,162	5,494
Loss from operations	(190)	(429)	(781)	(1,220)
Other income (expense), net	(1)	6	14	47

Loss from continuing operations before taxes	(191)	(423)	(767)	(1,173)
Provision (benefit) for taxes	1,354	(200)	1,036	(386)

Loss from continuing operations	(1,545)	(223)	(1,803)	(787)
Loss from sale of discontinued operations (net of taxes of $3 million and $6 million for the three and nine months ended July 31, 2002, respectively)	—	(5)	—	(9)

Loss before cumulative effect of accounting changes	(1,545)	(228)	(1,803)	(796)
Cumulative effect of adopting SFAS No. 142	(11)	—	(268)	—

Net loss	$(1,556)	$(228)	$(2,071)	$(796)

Net loss per share — Basic and diluted:
Loss from continuing operations	$(3.25)	$(0.48)	$(3.82)	$(1.69)
Loss from sale of discontinued operations, net	—	(0.01)	—	(0.02)
Cumulative effect of adopting SFAS No. 142	(0.03)	—	(0.57)	—

Net loss	$(3.28)	$(0.49)	$(4.39)	$(1.71)

Weighted average shares used in computing net loss per share:
Basic and diluted	475	466	472	465

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,430	$1,844
Accounts receivable, net	967	1,118
Inventory	1,051	1,184
Current deferred tax assets	13	462
Other current assets	289	272

Total current assets	3,750	4,880
Property, plant and equipment, net	1,449	1,579
Goodwill and other intangible assets, net	391	685
Long-term deferred tax assets	14	635
Other assets	386	424

Total assets	$5,990	$8,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$305
Employee compensation and benefits	550	533
Deferred revenue	259	244
Income and other taxes payable	295	325
Other accrued liabilities	356	574

Total current liabilities	1,788	1,981
Senior convertible debentures	1,150	1,150
Other liabilities	332	445

Total liabilities	3,270	3,576
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 467 million shares at October 31, 2002 and 476 million shares at July 31, 2003 issued and outstanding	5	5
Additional paid-in capital	4,976	4,872
Accumulated deficit	(2,172)	(101)
Accumulated comprehensive loss	(89)	(149)

Total stockholders’ equity	2,720	4,627

Total liabilities and stockholders’ equity	$5,990	$8,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31,	July 31,
	2003	2002

Cash flows from operating activities:
Net loss excluding discontinued operations	$(2,071)	$(787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273	548
Excess and obsolete inventory-related charges	11	58
Deferred taxes	1,085	3
Asset impairment charges	89	30
Retirement plans curtailment (gain) loss	5	(19)
Net gain on sale of assets	(5)	(12)
Adoption of SFAS No. 142	268	—
Changes in assets and liabilities:
Accounts receivable	169	104
Inventory	112	156
Accounts payable	39	(26)
Employee compensation and benefits	(183)	(77)
Income and other taxes payable	(98)	(461)
Other current assets and liabilities	(137)	127
Other long-term assets and liabilities	70	(87)

Net cash used in operating activities	(373)	(443)

Cash flows from investing activities:
Investments in property, plant and equipment	(148)	(213)
Dispositions of property, plant and equipment	6	—
Proceeds from (net investment in) lease receivable	—	237
Purchase of equity investments	(4)	(15)
Proceeds from dispositions	—	26

Net cash (used in) provided by investing activities	(146)	35

Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	—	1,123
Issuance of common stock under employee stock plans	104	131
Net borrowings of notes payable and short-term borrowings	1	1

Net cash provided by financing activities	105	1,255

Net proceeds and cash provided by discontinued operations	—	88
Change in cash and cash equivalents	(414)	935
Cash and cash equivalents at beginning of period	1,844	1,170

Cash and cash equivalents at end of period	$1,430	$2,105

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

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended July 31, 2002 and October 31, 2002 have been reclassified to conform to the current period’s presentation.

Basis of Presentation.

We have prepared the accompanying financial data for the three and nine months ended July 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of July 31, 2003 and October 31, 2002, condensed consolidated results of operations for the three and nine months ended July 31, 2003 and 2002, and cash flows activities for the nine months ended July 31, 2003 and 2002.

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

Stock-Based Compensation.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, we record compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant. See Note 5, “Stock-Based Compensation” for the impact on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based incentives.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Pronouncements.

On November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to our condensed consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See Note 11, “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of July 31, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, were effective for our first quarter report and all subsequent quarterly and annual reports. As of July 31, 2003 and July 31, 2002, our product warranty liability was $70 million for both periods (see Note 9, “Guarantees”, in Item 1 of this report).

On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to July 31, 2003 and, therefore, the implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before January 31, 2003, we will apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 5, “Stock-Based Compensation” of this report for those disclosures.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact to our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and is effective beginning in the fourth quarter of 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

4.	DEFERRED TAX ASSETS

During the third quarter of 2003, the Company recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which essentially eliminates its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. jurisdictions in recent years represented sufficient negative evidence for which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

5.	STOCK-BASED COMPENSATION

We have elected to follow the accounting provisions of APB 25 for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our condensed consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

On March 4, 2003, our shareholders approved an amendment of the Agilent Technologies, Inc. 1999 Stock Plan (the “Stock Plan”). The amendment permits the exchange of options issued under the Stock Plan having an exercise price greater than $25.00 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the “Option Exchange Program”). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the Company’s common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25.00 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and approximately 26 million shares were exchanged. As a result, we expect to issue approximately 14 million options by the end of the first quarter of 2004. Under the provisions of APB 25 no compensation expense has been, or will be, recognized in our condensed consolidated statement of operations for the issuance of the replacement options.

Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the 423(b) Plan and the Option Exchange Program described above, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	For the Three Months		For the Nine Months Ended
	Ended July 31,		July 31,

	2003	2002	2003	2002

	(in millions, except per share data)
Net loss as reported	$(1,556)	$(228)	$(2,071)	$(796)
SFAS No. 123 based compensation, net of tax (1) and (2)	(67)	(77)	(182)	(155)
Tax expense from reversal of previous tax benefits (3)	(683)	—	(683)	—

Net loss – pro forma	$(2,306)	$(305)	$(2,935)	$(951)

Basic and diluted net loss per share - as reported	$(3.28)	$(0.49)	$(4.39)	$(1.71)
Basic and diluted net loss per share - pro forma	$(4.86)	$(0.65)	$(6.22)	$(2.05)
Weighted average shares used in computing net loss and pro forma net loss per share:
Basic and Diluted	475	466	472	465

(1)	The pro forma results for the three and nine months ended July 31, 2003 include approximately $6.0 million of compensation expense relating to our Option Exchange Program. The remainder of the expense for those periods related to options granted over the past four years.

(2)	No tax benefits were attributed to the SFAS No. 123 based compensation during the three and nine months ended July 31, 2003 as we have provided substantially a full valuation allowance on our net deferred tax assets.

(3)	Due to the valuation allowance provided on our net deferred tax assets as described in Note 4, we have reversed the incremental amount of tax benefits which were determined for purposes of reporting our historical SFAS No. 123 pro forma results.

The fair value of options granted in the three and nine months ended July 31, 2003 and 2002 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted during the Three and
	Nine Months Ended

	July 31, 2003	July 31, 2002

Risk-free interest rate for options	1.15-3.25%	2.9%
Risk-free interest rate for the 423(b)Plan	1.1-1.77%	1.89-5.87%
Dividend yield	0%	0%
Volatility for options	60-80%	63%
Volatility for the 423(b) Plan	63-80%	47-77%
Expected option life	3.5-5.5 years	5.5 years
Expected life for the 423(b) Plan	6 Months-2 years	6 Months-2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) plan.

6.	ADOPTION OF SFAS No. 142 “Goodwill and Other Intangible Assets”

On November 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Subsequently, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassification in order to comply with the new criteria in SFAS No. 142.

As part of our initial assessment of goodwill impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment, we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment existed in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded an impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. We also reclassified approximately $6 million of intangible assets associated with workforce-in-place to goodwill on November 1, 2002. The adoption of SFAS No. 142 had a material impact on our results of operations because goodwill is no longer being amortized. Amortization of goodwill was $247 million in the nine months ended July 31, 2002.

Net loss and basic and diluted net loss per share for the three and nine months ended July 31, 2002 are disclosed below, adjusted to remove goodwill amortization, certain intangibles amortization and their related tax impacts, as if SFAS No. 142 had applied to those periods.

	For the Three Months	For the Nine Months
	Ended	Ended
	July 31, 2002	July 31, 2002

	(in millions, except per share amounts)
Reported net loss	$(228)	$(796)
Add back: Goodwill and workforce-in-place amortization, net	80	242

Adjusted net loss	$(148)	$(554)

Net loss per share – Basic and Diluted reported net loss per share	$(0.49)	$(1.71)
Adjustment for goodwill and workforce-in-place amortization, net	0.17	0.52

Adjusted net loss per share	$(0.32)	$(1.19)

Weighted average shares used in computing net loss and adjusted net loss per share:
Basic and Diluted	466	465

     Goodwill balances and movements in the nine months ended July 31, 2003 for each of our reportable segments are shown below:

				Life Sciences and
	Test and	Automated	Semiconductor	Chemical
	Measurement	Test	Products	Analysis	Total

			(in millions)
Goodwill at October 31, 2002:	$429	$73	$85	$23	$610
Reclassification of workforce-in-place to goodwill	5	1	—	—	6
Adoption of SFAS No. 142 goodwill impairment	(268)	—	—	—	(268)
Foreign currency translation impact	6	7	6	1	20
Goodwill arising from new acquisitions	—	—	1	—	1

Goodwill at July 31, 2003:	$172	$81	$92	$24	$369

The component parts of other intangibles as of July 31, 2003 and October 31, 2002 are shown in the table below.

	Purchased Other Intangible Assets

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

		(in millions)
As of July 31, 2003:
Purchased technology	$122	$103	$19
Customer relationships	23	20	3

Total	$145	$123	$22

As of October 31, 2002:
Purchased technology	$122	$63	$59
Customer relationships	23	13	10

Total	$145	$76	$69

Amortization for purchased intangible assets was $12 million and $36 million for the three and nine months ended July 31, 2003 and $13 million and $39 million for the same periods in the prior year, respectively. Amortization expense related to purchased intangible assets is estimated to be $8 million for the rest of 2003 and $14 million in 2004.

As of July 31, 2003, we recognized an impairment charge pursuant to SFAS 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our test and measurement business as a result of a decline in the projected cashflows. The impairment charge has been recorded in cost of sales and selling, general, and administrative in the condensed consolidated statement of operations.

7.	NET LOSS PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

	(in millions, except per share data)
Numerators:
Loss from continuing operations	$(1,545)	$(223)	$(1,803)	$(787)
Loss from sale of discontinued operations, (net of taxes)	—	(5)	—	(9)

Loss before cumulative effect of accounting changes	(1,545)	(228)	(1,803)	(796)
Cumulative effect of adopting SFAS No. 142	(11)	—	(268)	—

Net loss	$(1,556)	$(228)	$(2,071)	$(796)

Denominators:
Basic and diluted weighted average shares	475	466	472	465

8.	INVENTORY

	July 31,	October 31,
	2003	2002

	(in millions)
Finished goods	$348	$377
Work in progress	73	130
Raw materials	630	677

Total Inventory	$1,051	$1,184

In the nine months ended July 31, 2003 we incurred $11 million of excess and obsolete inventory-related charges compared to $58 million in the corresponding period in 2002.

9.	GUARANTEES

Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of products when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	For the Nine Months
	Ended
	July 31,

	2003	2002

	(in millions)
Balance at October 31, 2002 and 2001	$72	$70
Accruals for warranties issued during the period	49	52
Accruals related to pre-existing warranties (including changes in estimates)	5	7
Settlements made during the period	(56)	(59)

Balance at July 31, 2003 and 2002	$70	$70

Guarantees to CIT Group, Inc.

As of July 31, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $31 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.7 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the condensed consolidated balance sheet as of July 31, 2003.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

10.	COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss:

	For the Three Months Ended
	July 31,

	2003	2002

	(in millions)
Net loss	$(1,556)	$(228)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	5	(2)
Change in unrealized gain on derivative instruments, net	2	1
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net loss, net	1	(1)
Foreign currency translation, net	3	44
Accumulated minimum pension liability, net	9	—

Comprehensive loss	$(1,536)	$(186)

	For the Nine Months
	Ended
	July 31,

	2003	2002

	(in millions)
Net loss	$(2,071)	$(796)
Other comprehensive loss:
Change in unrealized gain on investments, net	5	1
Change in unrealized (loss) gain on derivative instruments, net	(12)	1
Reclassification adjustment for realized gain (loss) relating to derivative instruments included in net loss, net	4	(7)
Reclassification adjustment relating to investments included in net income, net	2	—
Cumulative adjustment for foreign currency translation, as of November 1, 2001	—	(6)
Foreign currency translation, net	83	10
Accumulated minimum pension liability, net	14	—

Comprehensive loss	$(1,975)	$(797)

11.     RESTRUCTURING AND ASSET IMPAIRMENT

Summary

We currently have three restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”) after it became clear that the actions taken in fiscal 2001 and fiscal 2002 would not be sufficient to return the company to profitability.

All our plans have been designed to reduce costs and expenses in order to return the company to profitability. As of the end of the third quarter of 2003, we have reduced our workforce by approximately 14,000 people (approximately 12,500 from involuntary terminations and approximately 1,500 from net attrition).

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

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets in which we do business, we took steps to restructure our businesses. We reduced our workforce by approximately 8,400 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. The 2001 Plan impacted the test and measurement and the semiconductor products groups and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we are closing or scaling back have been recognized, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.0 million square feet, or about 21 percent of our worldwide property. As of July 31, 2003, we have vacated approximately 72 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. During the nine months ended July 31, 2003 we recorded an additional $16 million charge due to reductions in our estimate of expected sublease income and a decline in the fair market values of our held-for-sale assets. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur. We expect to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through July 31, 2003 was $527 million; $154 million in 2001, $357 million in 2002 and $16 million in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through July 31, 2003 is shown in the table below:

			Impairment of
			Assets,
		Consolidation	Property, Plant
	Workforce	of	and
	Reduction	Excess Facilities	Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$17	$63	$—	$80
Total charge	—	9	7	16
Asset impairments	—	—	(7)	(7)
Cash payments	(17)	(17)	—	(34)

Accrual balance at July 31, 2003	$—	$55	$—	$55

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,200 as of July 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems and outsourced selective operations.

During the nine months ended July 31, 2003, we incurred asset impairment charges of $5 million primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility whose operations will be moved as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through July 31, 2003 was $160 million; $117 million in 2002 and $43 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through July 31, 2003 is shown in the table below:

		Impairment of
		Assets,
		Property,
	Workforce	Plant and
	Reduction	Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	38	5	43
Asset impairment	—	(5)	(5)
Cash payments	(88)	—	(88)

July 31, 2003	$18	$—	$18

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion (the “2003 Plan”). In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 3,400 as of July 31, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we will continue to consolidate excess facilities. We are exiting administrative office buildings, research and development facilities, and moving manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in charges of $7 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $52 million for fixed assets primarily owned by our semiconductor products and test and measurement segments. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity. During the third quarter, we closed a production facility in the U.K. and have substantially vacated the remaining buildings on that site including a research and development facility. We have begun transferring a majority of the production to Singapore and have entered into negotiations to sell the site to a third party. In accordance with SFAS No. 144, we measured the fair value of these assets based on firm offers that we have received from potential buyers. As a result of these plans, we recorded an impairment of $33 million in the third quarter as a result of the significant decline in the U.K. property market.

A summary of restructuring activity for the 2003 Plan through July 31, 2003 is shown in the table below:

			Impairment of
			Assets,
		Consolidation	Property, Plant
	Workforce	of	and
	Reduction	Excess Facilities	Equipment	Total

	(in millions)
Total charge	$196	$7	$52	$255
Asset impairments	—	—	(52)	(52)
Cash payments	(174)	(1)	—	(175)

Accrual balance at July 31, 2003	$22	$6	$—	$28

Summary information for combined plans

The restructuring accrual for all plans, which totaled $101 million as of July 31, 2003 and $148 million as of October 31, 2002 (for the 2001 and 2002 Plans only), is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period.

As our restructuring plans are all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges. Management is committed to achieving those profitability goals by enhancing current restructuring plans if necessary.

A summary of the income statement impact of the charges resulting from the all of the restructuring plans is shown below.

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

	(in millions)
Cost of products and services	$44	$16	$96	$69
Research and development	31	16	63	32
Selling, general and administrative	66	46	155	117

Total restructuring and asset impairment charges	$141	$78	$314	$218

12.	RETIREMENT AND POST RETIREMENT PENSION PLANS

Our recent restructuring activities resulted in significant changes to our plan demographics in the U.S. and several other countries, primarily impacting the average remaining years of future service of present employees covered by our various benefit plans. Pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and based on the nature of the impact to the various plans, we accounted for the impact as a curtailment in the U.S. and the U.K. and a settlement in the U.K. and Japan. The overall impact of the curtailment and settlement accounting among the various plans was a $5 million loss recorded in the condensed consolidated statement of operations during the three months ended July 31, 2003. We also remeasured our minimum pension liability for our pension plans in Japan and the U.K., which resulted in an $9 million post-tax decrease compared to the minimum pension liability as of October 31, 2002. There were no material impacts to other plans.

13.	SEGMENT INFORMATION

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

• automated test, which supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computer, consumer, and other electronics industries;

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

				Life Sciences and
	Test and		Semiconductor	Chemical	Total
	Measurement	Automated Test	Products	Analysis	Segments

	(in millions)
Three months ended July 31, 2003:
Total net revenue	$613	$206	$380	$303	$1,502
Earnings (loss) from operations	$(69)	$6	$(8)	$41	$(30)
Three months ended July 31, 2002:
Total net revenue	$521	$194	$390	$286	$1,391
Earnings (loss) from operations	$(260)	$(5)	$(38)	$42	$(261)

				Life Sciences
	Test and		Semiconductor	and Chemical	Total
	Measurement	Automated Test	Products	Analysis	Segments

	(in millions)
Nine months ended July 31, 2003:
Total net revenue	$1,898	$495	$1,123	$865	$4,381
Earnings (loss) from operations	$(304)	$(79)	$(99)	$95	$(387)
Nine months ended July 31, 2002:
Total net revenue	$1,865	$486	$1,088	$835	$4,274
Earnings (loss) from operations	$(603)	$(79)	$(136)	$97	$(721)

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

	(in millions)
Total reportable segments’ loss from operations	$(30)	$(261)	$(387)	$(721)
Amortization of goodwill	—	(82)	—	(247)
Amortization and impairment of other intangibles	(22)	(13)	(46)	(39)
Restructuring and asset impairment	(141)	(92)	(314)	(232)
Retirement plans net curtailment and settlement (loss)/gain	(5)	19	(5)	19
Unallocated corporate charges and other	8	—	(29)	—
Other income (expense), net	(1)	6	14	47

Loss from continuing operations before taxes	$(191)	$(423)	$(767)	$(1,173)

During 2003, management changed the basis by which segment assets are measured and reported to the chief operating decision maker whereby segment assets are now comprised of inventory, accounts receivable, property, plant and equipment and gross goodwill and other intangibles. Unallocated assets primarily consist of cash, net deferred tax assets, accumulated amortization of goodwill and other intangibles and other assets. The following table reflects the updated measure of segment assets; amounts as of October 31, 2002 have been reclassified to conform to the current period presentation:

				Life Sciences
				and
	Test and		Semiconductor	Chemical	Total
	Measurement	Automated Test	Products	Analysis	Segments

	(in millions)
As of July 31, 2003
Assets	$2,742	$607	$1,207	$527	$5,083
As of October 31, 2002
Assets	$2,903	$644	$1,354	$514	$5,415

The following table reconciles segment assets to Agilent’s total assets:

	July 31, 2003	October 31, 2002

	(in millions)
Total reportable segments’ assets	$5,083	$5,415
Cash	1,430	1,844
Net deferred tax assets	27	1,097
Other	(550)	(153)

Total assets	$5,990	$8,203

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. The following discussion contains forward-looking statements including, without limitation, statements regarding our obligations under our retirement and post retirement benefit plans, our liquidity position and the effect of regulations and restrictions on our ability to pay vendors and conduct operations, the expected use of our deferred tax benefits, the material impact from the adoption of new accounting pronouncements, our financial results, the timing of and savings from our restructuring programs, our customers’ demand for and our ability to produce new products, the relationship between our customers’ spending patterns and geopolitical uncertainty and the length of the economic downturn that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Reclassifications.

Amounts in the condensed consolidated financial statements for the periods ended October 31, 2002 and July 31, 2002 have been reclassified to conform to the current period’s presentation.

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

Restructuring and asset impairment charges. We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), and Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which is effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than what we have recorded.

Inventory Valuation. We continually assess the valuation of our inventory and periodically write down the value for estimated excess and obsolete inventory based upon assumptions about future demand and usage. Such estimates are difficult to make under current economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected future demand and usage and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

Retirement and post retirement plan assumptions. Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of May 31, 2003, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.0 to 7.75 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percent decrease in the estimated return on plan assets as of our 2002 year-end valuation would have resulted in increased pension expense of approximately $17 million for 2003. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations.

Our recent work force management actions resulted in a net settlement loss of $5 million related to our pension plans in Japan, the U.K. and the U.S.. The settlement loss was measured under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and recorded during the current quarter. The additional minimum pension liability for our pension plans in Japan and the U.K. was reduced by $9 million post-tax from the amount recorded at October 31, 2002.

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

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which essentially eliminates our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. jurisdictions in recent years represented sufficient negative evidence for which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Adoption of New Pronouncements

On November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to our condensed consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See Note 11, “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of July 31, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, were effective for our first quarter report and all subsequent quarterly and annual reports. As of July 31, 2003 and July 31, 2002, our product warranty liability was $70 million for both periods (see Note 9, “Guarantees”, in Item 1 of this report).

On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to July 31, 2003 and, therefore, the implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before January 31, 2003, we will apply the accounting and disclosure rules set forth in FIN 46 in the fourth quarter of 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 5, “Stock-Based Compensation” of this report for those disclosures.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact to our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and is effective beginning in the fourth quarter of 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

All our plans have been designed to reduce costs and expenses in order to return the company to profitability. As of the end of the third quarter of 2003, we have reduced our workforce by approximately 14,000 people (approximately 12,500 from involuntary terminations and approximately 1,500 from net attrition). We expect to end the fiscal year with fewer than 29,000 employees and expect future savings generated by these restructuring plans to be predominantly in cash.

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

Our 2001 Plan is complete and is continuing to provide the estimated savings of $300 million per quarter that was initially projected. The 2002 Plan and 2003 Plan are still being implemented and we expect to incur further restructuring costs before realizing the total estimated savings of $175 million per quarter ($50 million from the 2002 Plan and $125 million from the 2003 Plan).

The 2001 Plan

In 2001, as a result of the economic downturn that impacted many of the markets in which we do business, we took steps to restructure our businesses. We reduced our workforce by approximately 8,400 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. The 2001 Plan impacted the test and measurement and the semiconductor products groups and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support service reductions across all businesses.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we are closing or scaling back have been recognized, however we continue to execute on our plans to reduce the workforce and consolidate our excess facilities.

We continue to carry out our plan to consolidate excess facilities. We have exited, and plan to exit in the near future, more than 100 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.0 million square feet, or about 21 percent of our worldwide property. As of July 31, 2003, we have vacated approximately 72 percent of this space. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites. During the nine months ended July 31, 2003 we recorded an additional $16 million charge due to reductions in our estimate of expected sublease income and a decline in the fair market values of our held-for-sale assets. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur. We expect to make lease payments on a number of properties vacated as a result of this plan through at least the next 5 years.

The cost of the 2001 Plan through July 31, 2003 was $527 million; $154 million in 2001, $357 million in 2002 and $16 million in 2003.

A summary of restructuring activity for the 2001 Plan from October 31, 2002 through July 31, 2003 is shown in the table below:

			Impairment of
			Assets,
		Consolidation	Property,
	Workforce	of	Plant and
	Reduction	Excess Facilities	Equipment	Total

	(in millions)
Accrual balance at October 31, 2002	$17	$63	$—	$80
Total charge	—	9	7	16
Asset impairments	—	—	(7)	(7)
Cash payments	(17)	(17)	—	(34)

Accrual balance at July 31, 2003	$—	$55	$—	$55

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,200 as of July 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments. We continued to reduce the number of employees at production facilities that experienced declining demand and also reduced the number of employees that provide information technology support services as we streamlined our operations with the implementation of our new information systems and outsourced selective operations. We believe that significantly all of the savings associated with the 2002 Plan have been achieved, but it is not yet complete and we will continue to incur further restructuring costs.

During the nine months ended July 31, 2003, we incurred asset impairment charges of $5 million primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility whose operations will be moved as a result of our plans to consolidate our excess facilities.

The cost of the 2002 Plan through July 31, 2003 was $160 million; $117 million in 2002 and $43 million in 2003.

A summary of restructuring activity for the 2002 Plan from October 31, 2002 through July 31, 2003 is shown in the table below:

		Impairment of
		Assets,
		Property,
	Workforce	Plant and
	Reduction	Equipment	Total

		(in millions)
Accrual balance at October 31, 2002	$68	$—	$68
Total charge	38	5	43
Asset impairment	—	(5)	(5)
Cash payments	(88)	—	(88)

July 31, 2003	$18	$—	$18

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion (the “2003 Plan”). In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 3,400 as of July 31, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we will continue to consolidate excess facilities. We are exiting administrative office buildings, research and development facilities, and moving manufacturing to lower cost regions . Our plan to consolidate excess facilities resulted in charges of $7 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $52 million for fixed assets primarily owned by our semiconductor products and test and measurement segments. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity. During the third quarter, we closed a production facility in the U.K. and have substantially vacated the remaining buildings on that site including a research and development facility. We have begun transferring a majority of the production to Singapore and have entered into negotiations to sell the site to a third party. In accordance with SFAS No. 144, we measured the fair value of these assets based on firm offers that we have received from potential buyers. As a result of these plans, we recorded an impairment of $33 million in the third quarter as a result of the significant decline in the U.K. property market.

We expect to realize savings from the reductions in salary and benefit expenses due to the workforce reductions under the 2003 Plan and to fully achieve the expected $125 million reduction in quarterly operational costs by the end of fiscal 2003. As of July 31, 2003, the cost of the 2003 Plan was $255 million.

A summary of restructuring activity for the 2003 Plan through July 31, 2003 is shown in the table below:

			Impairment of
			Assets,
		Consolidation	Property,
	Workforce	of	Plant and
	Reduction	Excess Facilities	Equipment	Total

	(in millions)
Total charge	$196	$7	$52	$255
Asset impairments	—	—	(52)	(52)
Cash payments	(174)	(1)	—	(175)

Accrual balance at July 31, 2003	$22	$6	$—	$28

Summary information for combined plans

The restructuring accrual for all plans, which totaled $101 million as of July 31, 2003 and $148 million as of October 31, 2002 (for the 2001 and 2002 Plans only), is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period. Although we are still implementing our 2002 Plan, we have substantially met our expected savings goals. Future charges should be primarily associated with our 2003 Plan.

As our restructuring plans are all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges. Management is committed to achieving those profitability goals by enhancing current restructuring plans if necessary.

A summary of the income statement impact of the charges resulting from the all of the restructuring plans is shown below.

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

	(in millions)
Cost of products and services	$44	$16	$96	$69
Research and development	31	16	63	32
Selling, general and administrative	66	46	155	117

Total restructuring and asset impairment charges	$141	$78	$314	$218

Retirement and Post Retirement Pension Plans

Our recent restructuring activities resulted in significant changes to our plan demographics in the U.S. and several other countries, primarily impacting the average remaining years of future service of present employees covered by our various benefit plans. Pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and based on the nature of the impact to the various plans, we accounted for the impact as a curtailment in the U.S. and the U.K. and a settlement in the U.K. and Japan. The overall impact of the curtailment and settlement accounting among the various plans was a $5 million loss recorded in the condensed consolidated statement of operations during the three months ended July 31, 2003. We also remeasured our minimum pension liability for our pension plans in Japan and the U.K., which resulted in an $9 million post-tax decrease compared to the minimum pension liability as of October 31, 2002. There were no material impacts to other plans.

As a result of the SFAS No. 88 remeasurement in May 2003, we reduced our retirement and postretirement benefit plan expenses in the third quarter by $8 million as compared to prior quarters in 2003, and the fourth quarter is expected to experience a further $4 million reduction from the third quarter. These expenses are allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net loss in the periods presented.

Guarantees Issued to Third Parties

Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of products when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	For the Nine Months
	Ended
	July 31,

	2003	2002

	(in millions)
Balance at October 31, 2002 and 2001	$72	$70
Accruals for warranties issued during the period	49	52
Accruals related to pre-existing warranties (including changes in estimates)	5	7
Settlements made during the period	(56)	(59)

Balance at July 31, 2003 and 2002	$70	$70

Guarantees to CIT Group, Inc.

As of July 31, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $31 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.7 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the condensed consolidated balance sheet as of July 31, 2003.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Results of Operations

The loss from continuing operations in the third quarter of 2003 was $1.5 billion, an increase of approximately $1.3 billion from the loss in the same quarter a year ago. The increase was primarily due to a $1.4 billion non-cash charge recorded in the current quarter to establish a valuation allowance against net deferred tax assets offset by a reduction of $82 million of goodwill amortization. In the nine-months ended July 31,2003, the loss from continuing operations was $1.8 billion, an increase of approximately $1.0 billion of which $1.4 billion was due to the valuation allowance recorded in the current quarter offset by $247 million of goodwill amortization. Total costs and expenses decreased due primarily to incremental net restructuring savings in the current quarter and the nine-month period from those achieved in the prior year.

Although we are seeing modest improvement in some of the markets that we serve, our near-term outlook calls for no material change in demand for our products. We are executing our plans to achieve cost-of-sales reductions by completing our workforce management plans and consolidating manufacturing activities where possible. We also plan to continue reducing other expenses in order to achieve our goal of reducing our quarterly operating cost structure to $1.45 billion. We are continuing with other operational initiatives such as increasing our presence in low-cost countries, outsourcing functions and processes and reducing the physical space we use. We continue to invest in our future by maintaining significant investment in research and development.

Orders and Net Revenue

	Three Months ended		Nine Months ended		2003 over 2002
	July 31,		July 31,		Change

	2003	2002	2003	2002	Three Months	Nine Months

			(in millions)
Orders	$1,468	$1,456	$4,353	$4,518	1%	(4)%
Net revenue from products	$1,291	$1,192	$3,776	$3,705	8%	2%
Net revenue from services and other	211	199	605	569	6%	6%

Total net revenue	$1,502	$1,391	$4,381	$4,274	8%	3%

	Three Months Ended		Nine Months Ended		2003 over 2002
	July 31,		July 31,		Change
Net revenue by
region	2003	2002	2003	2002	Three Months	Nine Months

			(in millions)
Americas	$578	$612	$1,687	$1,840	(6)%	(8)%
Europe	298	252	891	834	18%	7%
Asia Pacific	626	527	1,803	1,600	19%	13%

Total net revenue	$1,502	$1,391	$4,381	$4,274	8%	3%

Overall orders increased one percent in the three months ended July 31, 2003 and decreased four percent in the nine months ended July 31, 2003, as compared to the same periods in 2002. Order cancellations increased slightly during the quarter as some of our semiconductor products customers moved to vendor managed inventory (“VMI”)—a process where Agilent is responsible for maintaining the customers’ inventory levels. The initial effect of moving to VMI resulted in the cancellation and temporary decline in orders as customers utilized the inventory currently in their supply chains, however, it has no impact on revenue recognition.

Our third quarter orders results indicate stabilization in many of our key markets. Our automated test group achieved its highest order level since fiscal 2000 with strong growth in the semiconductor test and manufacturing test markets. Orders from our life sciences business, aerospace and defense, networking ASICs and embedded cameras also contributed to the increase during this period. While we continue to see weakness in the telecommunications industry due to excess capacity, we expect a slight recovery in the wireless test market as the threat of severe acute respiratory syndrome (“SARS”) has dissipated and manufacturers begin to build their capacity in anticipation of the holiday season.

Orders increased in Europe and Asia Pacific and declined in the U.S., Canada and Latin America (collectively referred to as the “Americas”). We continued to face an extremely competitive environment in the Americas, where active used-equipment markets and our customers’ extensive excess manufacturing capacity contributed to the decline in orders. However, we expect to see an improvement in the Americas if the economy in the U.S. recovers and the excess supply of used equipment is depleted.

Net revenue increased eight and three percent in the three and nine months ended July 31, 2003 compared to the same periods in 2002. Geographically, revenue increased in Europe and Asia Pacific and declined in the Americas, as a result of our customers shifting their production facilities from Americas to Asia Pacific. Growth in our Asian and European markets also contributed to the revenue increase in those regions. The weakening of the U.S. dollar led to an increase in revenue of $33 million and $87 million for the three and nine month ended July 31, 2003, which primarily affected revenue in Europe and Asia Pacific. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by six percent in the three and nine months ended July 31, 2003 compared to the same periods in 2002 as our customers continued to service their installed base of products. However, the increase in net revenue from products indicate that our customers are beginning to purchase new products as the economy slowly recovers.

Costs and Expenses

	Three Months		Nine Months
	ended		ended
	July 31,		July 31,

	2003	2002	2003	2002

Cost of products as a percentage of product net revenue	62%	65%	63%	64%
Cost of services and other as a percentage of service and other revenue	75%	59%	68%	61%
Total cost of products and services as a percentage of total net revenue	64%	64%	64%	63%
Research and development as a percentage of total net revenue	17%	22%	19%	22%
Selling, general and administrative as a percentage of total net revenue	32%	45%	35%	43%
Total costs as a percentage of total net revenue	113%	131%	118%	129%

Costs of products and services as a percentage of net revenue was essentially flat for both the three and nine month periods compared to the same time last year. Cost of service and other as a percentage of service and other revenue increased 16 points and 7 points for the three and nine month periods while cost of products as a percentage of product net revenue decreased slightly for both comparison periods. The increase in costs of service and other was driven primarily by increased materials consumption for our service and support businesses, especially in our automated test segment. Total cost of products and services increased by six and three percent in dollar terms in the three and nine months ended July 31, 2003, as compared to the same periods in 2002.

Our gross margins remained flat for both the three and nine month periods compared to the same periods last year. We are still experiencing strong pricing pressures. Higher material costs in our service and support businesses, unfavorable mix and volume impacts, unfavorable impact of the weakening of the U.S. dollar and increased restructuring charges also negatively impacted our gross margins. These cost increases are offsetting the savings that we have realized from our restructuring plans, production efficiencies, and decreased inventory charges.

Research and development expenses declined 15 and 11 percent in dollar terms in the three and nine months ended July 31, 2003, as compared to the same periods in 2002. In the same periods, research and development decreased by five and three percentage points as a percentage of net revenue. Research and development expenses declined due to incremental savings from our restructuring efforts. Incremental net savings in the three and nine months ended July 31, 2003, were $50 million and $161 million. These savings were offset by increased costs due to the weakening of the U.S. dollar of approximately $8 million and $18 million in the current quarter and the nine month period. We are still committed to bringing new products to the market, however we have focused our development efforts on key strategic opportunities to align our business with available markets. Recent new product developments such as the high-end oscilloscope and time-of-flight mass spectrometer are examples of this focused effort.

Selling, general and administrative expenses declined 22 and 17 percent in dollar terms in the three and nine months ended July 31, 2003 compared to the same periods in 2002. In the same periods, selling, general and administrative expenses decreased by 13 and 8 percentage points as a percentage of net revenue. Selling, general and administrative expenses declined primarily due to a decrease in goodwill amortization and impairments of $95 million and $260 million in the three and nine months ended July 31, 2003, respectively. We saw a decline in expenses associated with our new information systems of $15 million during the current quarter while expenses for the nine month period increased by $9 million. Incremental net restructuring savings of approximately $39 million and $154 million also contributed to the decrease for both periods. Additionally, our expenses increased by approximately $15 million and $35 million due to the weakening of the U.S. dollar in the three and nine month periods.

At July 31, 2003, our headcount was 30,000 compared to 37,000 at the same time last year. We expect to recognize additional net savings from these restructuring actions during the rest of 2003.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

		(in millions)
Other income (expense), net	$(1)	$6	$14	$47

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet re-measurement, our share of income from joint ventures and equity investments and other miscellaneous items. In the periods ending July 31, 2003, other income (expense), net was lower than in the same period a year ago due to equity investment write-offs recognized during the current quarter, a reduction in interest income and a reduction on gains recognized on the sale of assets.

Tax Valuation Allowance and (Benefit) Provision for Taxes

During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which essentially eliminates our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. jurisdictions in recent years represented sufficient negative evidence for which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

For 2002, the effective tax benefit rate was 34 percent. Benefit tax rates are a result of losses from continuing operations. Our effective tax rate was calculated using our projected annual pre-tax income or loss and was affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions as well as changes in the mix of our pre-tax earnings and losses among jurisdictions with varying statutory rates.

Segment Results

For 2003, we changed the method by which we allocate corporate expenses to our segments, and we are presenting our Automated Test business as a separate segment. In previous years, Automated Test was presented as a part of the Test and Measurement segment. Prior period (loss) earnings from operations have been reclassified accordingly. Management measures the profitability of each of the segments after excluding amortization of intangible assets and of goodwill in periods prior to October 31, 2002, and items such as restructuring and asset impairment charges. Such charges are discussed at the enterprise level above.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		2003 over 2002
	July 31,		July 31,		Change

					Three		Nine
	2003	2002	2003	2002	Months		Months

			(in millions)
Orders	$566	$590	$1,768	$1,876	(4)%		(6)%

Net revenue from products	$513	$422	$1,596	$1,572	22%		2%
Net revenue from services and other	100	99	302	293	1%		3%

Total net revenue	$613	$521	$1,898	$1,865	18%		2%
Loss from operations	$(69)	$(260)	$(304)	$(603)	73%		50%
Operating deficit	(11)%	(50)%	(16)%	(32)%	39	ppts	16	ppts

Test and Measurement orders for the three months ending July 31, 2003, were down 4 percent compared to one year ago, was driven mostly by weakness in communications test (down 9 percent) offset partially by growth in general purpose test (up 8 percent). Within communications test, excess capacity and supply issues continue in the Chinese markets but the impact of SARS has dissipated. We saw relatively strong performance within our wireless handset test business, but this was offset by continued weakness in the wireless infrastructure area where business opportunities are mostly limited to the research and development space. In general purpose test, we saw strength in our aerospace and defense business and rising demand for the new oscilloscope product line. Higher government funding and the stabilization of geopolitical matters have reduced the uncertainty around test and measurement spending.

For the nine months ending July 31, 2003, the 6 percent decrease in total orders compared with the same period last year was affected by low order volume in the first quarter due to the acceleration of orders that occurred in the fourth quarter of last year and overall weak economy. Generally, our decline in orders performance has been driven by the continued deterioration of the wireline communications market, pricing pressures, continued competitiveness of the used equipment market and further reduction in capital expenditure spending of telecommunications providers over already depressed 2002 levels.

Total orders from our Operations Support Systems (“OSS”) business, representing approximately 8 percent of the segment, grew 11 percent for the nine months period compared to last year. We continued to capitalize on our current installed base by winning several new deals and believe OSS is the most likely area for increased spending as service providers look for ways to increase revenues and cut costs.

Third quarter revenues were 18 percent above last year, as the implementation of our enterprise resource planning (“ERP”) system in the third quarter of last year interrupted shipments. Revenue was essentially flat for the nine-month period as compared to last year.

Costs and Expenses

The following table shows the percentage point decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for the three and nine-month periods ended July 31, 2003 and 2002.

	2003 over 2002
	Ppts Change

Decrease as a % of Net Revenue	Three Months	Nine Months

Cost of products and services	(11)	(4)
Research and development	(10)	(6)
Selling, general and administrative	(16)	(7)

Cost of products and services as a percentage of net revenue decreased 11 percentage points and 4 percentage points for the three and nine-month periods ending July 31 compared to last year. The reductions were primarily attributable to restructuring savings and lower inventory charges partially offset by changes in the mix of products we sold from relatively high margin to relatively low margin offerings, erosion in average selling prices and other people related expenses. Inventory charges for the current quarter were approximately $4 million, or $18 million less than the same period last year. For the nine months ended July 31, 2003, inventory charges were about $6 million in the current year, or $48 million less than the same period in prior year. Last year’s charges were consistent with the depressed market conditions at that time, which caused an excess of then-current products and hastened the obsolescence of older products.

Research and development expenses as a percentage of net revenue and selling, general and administrative expenses as a percentage of net revenue fell from last years levels largely as a result of restructuring savings.

Loss from Operations

Aggressive restructuring helped comparative operating results. The third quarter operating loss was $69 million, an improvement of $191 million compared to last year primarily due to higher revenue, cost savings from restructuring and lower inventory charges. The operating loss for the nine-month period in the current year also improved by $299 million from last year mainly due primarily to restructuring savings and lower inventory charges.

Automated Test

Our Automated Test segment supplies production test systems and solutions to semiconductor and printed circuit board assembly manufacturers in the communications, computer, consumer and other electronics industries.

Orders and Net Revenue

	Three Months Ended		Nine months Ended		2003 over 2002
	July 31,		July 31,		Change

	2003	2002	2003	2002	Three months		Nine months

		(in millions)
Orders	$251	$212	$585	$594	18%		(2)%

Net revenue from products	$169	$158	$387	$390	7%		(1)%
Net revenue from services and other	37	36	108	96	33%		13%

Total net revenue	$206	$194	$495	$486	6%		2%
Earnings (loss) from operations	$6	$(5)	$(79)	$(79)	220%		—%
Operating margin (deficit)	3%	(3)%	(16)%	(16)%	6	ppts	0	ppts

Our Automated Test segment rebounded from the weakness caused by economic uncertainty. Third quarter orders were up 18 percent from last year to the highest level since the fourth quarter of 2000. The strength in our third quarter orders was evidenced equally between our semiconductor test and electronic manufacturing test products. Semiconductor test products were up 20 percent year over year and electronic manufacturing test products were up nine percent compared to last year. The increase in semiconductor test orders was driven primarily by strong performance in our flash memory test and system-on-a-chip (“SOC”) products. We are seeing indications that some customers are beginning to buy for future capacity requirements and we continued to achieve growth in our design wins. Although electronic manufacturing test orders were up modestly, visibility is still limited. We’re just beginning to see the early signs of an upturn and we are finally seeing less competition from the used test equipment market due to the reduction in excess supply. Orders for the nine months ended July 31, 2003 were essentially flat compared to the same period in 2002.

Third quarter revenue was up 6 percent from the same time last year. The increase was driven by a rebound in our flash memory test and SOC products, partially offset by the impact of competitive pricing pressures on our products. Strength in our SOC business also drove the increases in our services revenue. Revenue for the nine months ended July 31, 2003 was essentially flat compared to the same period in 2002.

Costs and Expenses

The following table shows the percentage point increase or decrease in our Automated Test segment’ costs and expenses as a percentage of its net revenue for the three and nine-month periods ended July 31, 2003 and 2002.

	2003 over 2002
	Ppts Change

Increase (decrease) as a % of Net Revenue	Three Months	Nine Months

Cost of products and services	4	4
Research and development	(2)	(1)
Selling, general and administrative	(7)	(3)

Cost of products and services as a percentage of net revenue was up four percent for the three and nine months ended July 31, 2003, compared to the same periods last year. For the three months ended July 31, 2003 the increase was driven primarily by increased parts consumption in our service and support business, offset partially by $3 million of fully reserved inventory sold during the quarter within our semiconductor test business. For the nine months ended July 31, 2003, the increase was also driven by a product mix shift to lower end systems in our SOC business and an unfavorable $5 million inventory adjustment.

Research and development expenses as a percentage of net revenue were essentially flat from last year for both comparison periods. Selling, general and administrative expenses as a percentage of net revenue were down seven and three percent for the three and nine months ended July 31, 2003, compared to the same periods last year. For both comparison periods, the decrease was driven primarily by expense savings resulted from our restructuring actions.

Earnings from Operations

In the third quarter, our Automated Test segment returned to profitability, with operating profits of $6 million compared to an operating loss of $5 million in the same quarter last year. The key driver for the third quarter’s profitability was savings resulting from our restructuring actions. By executing on our restructuring program, we were able to increase earnings from operations in the third quarter by the same amount we increased the revenue compared to the same period last year. The bulk of the workforce reductions for the 2003 Plan in Automated Test occurred in the third quarter.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, module and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		2003 over 2002
	July 31,		July 31,		Change

	2003	2002	2003	2002	Three Months		Nine Months

			(in millions)
Orders	$358	$383	$1,159	$1,205	(7)%		(4)%

Net revenue	$380	$390	$1,123	$1,088	(3)%		3%
Loss from operations	$(8)	$(38)	$(99)	$(136)	79%		27%
Operating deficit	(2)%	(10)%	(9)%	(13)%	8	ppt	4	ppts

Semiconductor Products’ orders for the third quarter were down 7 percent from last year, while orders for the nine-month period ended July 31, 2003 were down only 4 percent. Excluding hardcopy application specific integrated circuits (“ASICs’), which have continued to drop sharply throughout the year, third quarter orders were up 8 percent from last year, and orders for the nine-month period were up 9 percent. The first nine months of 2002 included an unexpected increase in orders from Hewlett-Packard when some of their other suppliers failed to meet demand and we were able capture additional business; however, Hewlett-Packard remains committed to its plan to obtain hardcopy ASICs from multiple sources. Another impact on our third quarter orders was the movement of several of our customers to VMI — a process where Agilent is responsible for maintaining the customers’ inventory levels. The initial effect of moving to VMI is that customers will cancel existing orders and temporarily cease placing new orders until the existing inventory in the supply chain is withdrawn; however, it has no impact on revenue recognition. Adjusting for hardcopy ASICs and about $20 million of VMI, we would have seen a 14 percent year-to-year increase in our orders.

Third quarter orders for the personal systems market, excluding hardcopy ASICs and VMI, grew by 21 percent from last year and 17 percent for the nine-month period, primarily driven by increased orders for our imaging and navigation products. The growth in the imaging and navigation products was driven by adoption of our embedded camera product, sold to wireless handset manufacturers. In addition, we continued to see significant customer wins for our FBAR duplexer and EpHEMPT power amplifier modules. Orders for products in our networking market grew 3 percent compared to the third quarter of last year and 2 percent compared to the prior year-to-date period, driven by growth in our networking integrated circuits. However, this was offset, in part, by weak demand in fiber optics and physical layer integrated circuits. We believe the current quarter weakness in fiber optics was mainly the result of customer inventory corrections. While there is some risk that the weakness in fiber optics represents a further deterioration in underlying demand, we believe that the market is stable.

Third quarter revenue was down 3 percent from last year and revenue for the nine-month period was up 3 percent compared to the prior year. Our sales to Hewlett-Packard for hardcopy ASICs were approximately 11% of the segment’s revenue. For the three and nine month periods these sales declined by 50% and 34%, respectively, compared to the same time last year. For the quarter, the 3-percent revenue decline was associated with a shift in product mix, as declining revenue from our hardcopy ASICs and optical networking products was partially offset by growth in imaging and navigation sensors, light emitting diodes (LEDs), and networking ASICs. For the nine-month period, the revenue increase was primarily the result of good first quarter performance in our wireless, imaging and navigation, motion control and fiber optic products. However, semiconductor markets remain highly competitive resulting in higher than anticipated erosion in our average selling prices across all product lines. Barring any unforeseen market or manufacturing difficulties, we anticipate the increase in production for networking ASICs and wireless will continue and the remainder of our business will track market growth.

Costs and Expenses

The following table shows the percentage point increase or decrease in our semiconductor products business’ costs and expenses as a percentage of net revenue for the three- and nine-month periods ended July 31, 2003 and 2002.

	2003 over 2002
	Ppts Change

Increase (decrease) as a % of Net Revenue	Three Months	Nine Months

Cost of products	0	2
Research and development	(5)	(4)
Selling, general and administrative	(2)	(2)

Cost of products as a percentage of net revenue was flat for the three-month period and up slightly for the nine-month period ended July 31, 2003. For both comparison periods, restructuring savings and better yields on new products have been offset by erosion in our average selling prices and changes in the mix of product we sold from relatively high-margin to relatively low margin offerings. The current quarter also included about $15 million in ramp-up costs associated with the transfer of manufacturing from the Newark, California fabrication facility to our Fort Collins, Colorado facility. The sale of previously written down inventory also impacted the year-to-date comparison. Specifically, in the first nine months of this year we sold $4 million in inventory that we had previously written down. This inventory was for general fiber optics, image sensors, and base optoelectronic products. However, in the comparable period in 2002 we sold $17 million of previously written down inventory, primarily for imaging and navigation, general fiber optics, telecom fiber optics, and hardcopy ASICs products.

Research and development expenses as a percentage of net revenue decreased modestly compared to the third quarter and the first nine months of last year, primarily as a result of our restructuring efforts and continued cost control activities. Investments in key markets are being maintained in spite of the restructuring activities. Selling, general and administrative expenses as a percentage of net revenue decreased slightly from last year for both comparison periods, also due to restructuring efforts and continued cost control activities.

Loss from Operations

The third quarter operating loss of $8 million improved by $30 million (8 percentage points) compared to last year despite $10 million lower revenues. The improvement in operating results was primarily the result of better yields on new products, the shutdown of a fabrication facility, and continued restructuring actions, which offset erosion in our average selling prices. Consistent with trends in the semiconductor markets, we anticipate that average-selling prices will continue to deteriorate. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions. The segment’s restructuring effort for the 2003 Plan, which is substantially complete, has achieved savings to date of approximately $20 million per quarter. We announced additional restructuring actions this quarter, including the closure of a fabrication facility in the U.K, resulting in the elimination of approximately 300 jobs. This production is being transferred to Singapore. These actions will yield incremental savings in the fourth quarter of 2003 and the first quarter of 2004.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		2003 over 2002
	July 31,		July 31,		Change

	2003	2002	2003	2002	Three Months		Nine Months

		(in millions)
Orders	$293	$271	$841	$843	8%		—

Net revenue from products	$231	$222	$670	$655	4%		2%
Net revenue from services and other	72	64	195	180	13%		8%

Total net revenue	$303	$286	$865	$835	6%		4%
Earnings from operations	$41	$42	$95	$97	(2)%		(2)%
Operating margin	14%	15%	11%	12%	(1	)ppts	(1	)ppts

Third quarter orders grew 8 percent from last year with growth driven by the partial recovery in purchases by pharmaceutical customers, continued build-out of the food and chemical industries in Asia, the release of the U.S. National Institutes of Health budget that had a favorable effect on both university and government spending, and modest improvement in the outlook of major economies in Europe and North America. Orders for our Life Sciences products grew 14 percent year over year. High oil prices continue to impact our Chemical Analysis Business, which grew 4 percent year over year.

Revenue grew 6 percent for the third quarter year over year, 1 percent after removing the effects of currency, due to a weakening dollar against the euro and yen. Revenue grew 4 percent for the first nine months compared to the same periods last year and was relatively flat after removing the effects of currency.

Costs and Expenses

The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and nine month periods ended July 31, 2003 and 2002.

	2003 over 2002
	Ppts Change

Increase (decrease) as a % of Net Revenue	Three Months	Nine Months

Cost of products and services	2	1
Research and development	(1)	—
Selling, general and administrative	—	—

Cost of products and services as a percentage of net revenue was relatively flat for both the third quarter and the first nine months, compared to the same periods last year. For the third quarter, the increase compared to last year was driven primarily by higher support material cost, information technology expenses associated with our customer relations management (“CRM”) implementation, and minor average selling price erosion. Inventory charges were not significant for the third quarter and the first nine months of 2003.

Research and development expenses and selling, general and administrative expenses as a percentage of net revenue were flat for both the three months and nine months ended July 31, 2003 compared to the same periods in 2002. Unfavorable effects of currency were offset primarily by savings generated from expense reduction programs, as well as savings generated from our restructuring efforts. We are still committed to bringing new products to the market. Also during the third quarter, we introduced our time-of-flight mass spectrometer product adding another key solution to our mass spectrometer portfolio.

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents decreased to $1,430 million at July 31, 2003 from $1,844 million at October 31, 2002.

We used cash from operations of $373 million in the nine months ended July 31, 2003 compared to $443 million used in the same period in 2002. A significant portion of our cash used in operating activities has been to support our restructuring initiatives, primarily severance payments to impacted employees. Of the $373 million cash used in operations in the nine months ended July 31, 2003, $297 million was spent on restructuring activities and $90 million was contributed to the U.S. pension fund. Approximately $184 million was used for restructuring and $76 million was contributed to the U.S. pension fund for the corresponding period in 2002. We used cash from operations of $91 million in the three months ended July 31, 2003. We generated $65 million more cash from changes in accounts receivables in the nine months ended July 31, 2003 than the corresponding period in the prior year. The ratio of receivables to revenue (days sales outstanding) has remained relatively flat over the periods presented at approximately 58 days. Cash generated from inventory was $112 million this year compared to $156 million in the prior year. We have improved our inventory days on-hand from 130 days for the nine month period a year ago to 101 days this year. In the nine months ended July 31, 2003, cash generated from accounts payable was $39 million compared to cash paid out of $26 million a year ago. We continue to work on improving management of our working capital.

In accordance with SFAS No. 142 in the first quarter of 2003, we no longer record any amortization expense for goodwill. Approximately $247 million of goodwill amortization was recorded in the nine months ended July 31, 2002, and none in the current year. This was the primary cause of the decline in depreciation and amortization, which decreased from $548 million in the nine months ended July 31, 2002 to $273 million this year. We had a non-cash charge of $268 million related to the adoption of SFAS No. 142 in the first quarter 2003.

In accordance with the SFAS No. 109, we recorded a non-cash charge of $1.4 billion to establish a valuation allowance for essentially all of our deferred tax assets. Tax refunds of approximately $132 million were received in the nine months ended July 31, 2003. We also paid income taxes in some jurisdictions, amounting to $105 million in the nine months ended July 31, 2003 compared to $147 million in the corresponding period in 2002. In certain jurisdictions where we are profitable we may be required to pay income taxes.

Net cash used in investing activities for the nine months ended July 31, 2003 was $146 million compared to $35 million of cash generated in the corresponding period in 2002. Investments in property, plant, and equipment decreased by $65 million due to strict capital spending controls, although we are maintaining our investment in information technology programs such as the ERP and CRM systems. In the nine months ended July 31, 2002, we received a lease prepayment of $237 million. Cash used for investments in property, plant and equipment and equity investments have remained low, driven by our overall strategy of tight spending controls and cash conservation.

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

On May 22, 2003 Moody’s Investors Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2. Moody’s also assigned our company a first time senior implied rating of Ba2. On February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for Agilent Technologies, Inc. to “speculative grade” status, from BBB minus to BB. Both Moody’s and S&P attached a “negative outlook” to their ratings. The downgrades do not have any immediate material impact on our liquidity as we do not have any outstanding credit facilities nor do we anticipate any third party funding needs in the near future. There are no financial covenants related to our senior unsecured convertible notes. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for the next twelve months.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results and financial condition could continue to be harmed if the industries into which we sell our products, such as the communications, electronics and semiconductor industries, remain depressed.

     The economic downturn resulted in reduced purchasing in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although some segments of these industries have shown recent signs of stabilization, others, especially in wireline communications, continue to exhibit a downward cycle. Demand in our markets remains volatile so the underlying trend is uncertain. Pricing pressures and competition remain intense, which could reduce our gross margins and could require us to implement additional cost cutting measures to restore profitability.

     Visibility into our markets is limited. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services. In addition, if our customers’ markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such further decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability. Also, in such an environment, pricing pressures could continue, and if we are unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for us to “speculative grade” status, from BBB minus to BB, with a negative rating outlook and on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If these ratings are not upgraded or are further downgraded, we would be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

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

     In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction was substantially completed at the end of the fourth quarter of 2002. In August, 2002, we announced approximately 2,500 additional job cuts, which are substantially complete and in February 2003, we announced another 4,000 job cuts, which are currently under way. During the third quarter of 2003, approximately 2,400 people left the company.

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

     Our earnings could be harmed if we are unable to adjust our purchases to market fluctuations. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $459 million of inventory-related charges, and in the twelve months ended October 31, 2002, we incurred approximately another $40 million in inventory-related charges. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges. By contrast, during a market upturn, our results could be materially and adversely impacted if we cannot increase our purchases quickly enough to meet increasing demand for our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political, economic or other conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism and war.

     We are in the process of centralizing most of our backend accounting processes to 2 locations, Malaysia and India. These processes include fixed assets, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected.

Dependence on outsourced manufacturing may adversely affect our ability to bring products to market and damage our reputation and dependence on outsourced information technology function may impair our ability to operate effectively.

     As part of efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing of manufacturing, mostly lower level assemblies and sub-assemblies. If our third-party manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of the third-party contractor could impair our ability to operate effectively.

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

If sales of custom integrated circuits to Hewlett-Packard continue to decline, our semiconductor products revenue will suffer, and we are limited in our ability to sell these integrated circuits to other companies.

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

     Although we have entered into a supply agreement for the sale to Hewlett-Packard of custom integrated circuits used in printers, scanners and computers, the agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. As Hewlett-Packard reduces its purchases of our custom integrated circuits, we are unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers. Our custom integrated circuit sales to Hewlett-Packard declined by 34% and 50% in the nine and three months ended July 31, 2003, respectively.

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 73 percent of our revenues were generated in U.S. dollars during 2003 and 2002.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are: (1) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including Agilent. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The Company has opted to participate in the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. Under our separation agreements with Hewlett-Packard, Hewlett-Packard agreed to indemnify us for a substantial portion of IPO-related liabilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 49 of this report.

          (b) Reports on Form 8-K:

     (i)  Form 8-K furnished May 19, 2003, reporting on May 19, 2003, under Item 12 “Results of Operations and Financial Condition,” provided under Item 9 “Regulation FD Disclosure” the Company’s press release announcing financial results for the three months ended April 30, 2003.

     (ii)  Form 8-K filed May 20, 2003, reporting on May 19, 2003, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” information regarding the results for and the financial statements of the Company for the three months ended April 30, 2003.

     (iii)  Form 8-K filed May 23, 2003, reporting on May 22, 2003, under Item 5 “Other Events” that Moody’s Investors Service downgraded the Company’s senior unsecured rating to Ba2 from Baa2 and assigned the Company a first time senior implied rating of Ba2.

     (iv)  Form 8-K filed May 23, 2003, reporting on May 21, 2003, under Item 5 “Other Events” the appointment of Koh Boon Hwee to the Company’s Board of Directors.

     (v)  Form 8-K filed July 17, 2003, reporting on July 16, 2003, under Item 5 “Other Events” the appointment of Robert L. Joss to the Company’s Board of Directors.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2003	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit
Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan

Exhibit
Number	Description

Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.

10.7	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.9	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.10	Agilent Technologies, Inc. Deferred Compensation Plan(amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*

10.11	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.12	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.13	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.14	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.15	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.16	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.17	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.18	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

11.1	See Note 7 in Notes to Condensed Consolidated Financial Statements on page 11.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None

19.	None.

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.