Form 10-K
period 2003-10-31
AGILENT TECHNOLOGIES INC
filed 2003-12-22
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-15405

Agilent Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0518772
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.

Address of principal executive offices: 395 Page Mill Road, Palo Alto, California 94306

Registrant’s telephone number, including area code: (650) 752-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common equity held by non-affiliates as of April 30, 2003, was approximately $5.926 billion. The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2003 was approximately $9.217 billion. As of October 31, 2003, there were 476,149,083 outstanding shares of common stock, par value $0.01 per share. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on March 2, 2004, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2003 are incorporated by reference into Part III of this Report	III

Caliper is a U.S. registered trademark of Caliper Technologies Corp. LabChip is a registered trademark of Caliper Technologies Corp. in the U.S. and other countries. Affymetrix is a U.S. registered trademark of Affymetrix, Inc.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts and remediation, our future effective tax rate, new product introductions, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact of our enterprise resource planning systems implementation, our obligations under our retirement and post-retirement benefit plans, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a global diversified technology company that provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries. We have four primary businesses:

•	test and measurement;

•	automated test;

•	semiconductor products; and

•	life sciences and chemical analysis.

Prior to our initial public offering of 15.9 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“Hewlett-Packard”). Hewlett-Packard distributed the remaining 84.1 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

Our test and measurement, automated test and semiconductor businesses share focus on growth opportunities in the communications and electronics sector, while our life sciences and chemical analysis business focuses on growth opportunities in life sciences, as well as chemical analysis in the environmental, chemical, food and petrochemical markets.

We sell our products primarily through our direct sales force, but we also utilize distributors, resellers, telesales and electronic commerce. Of our total net revenue of $6.1 billion in the fiscal year ended October 31, 2003, we generated 36 percent in the United States (“U.S.”) and 64 percent internationally. As of October 31, 2003, we employed approximately 29,000 people worldwide. Our primary research and development (“R&D”) and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

Our net revenue by business segment for each of the years ending October 31, 2003, 2002 and 2001 was:

	2003	2002	2001
	(in millions)

Test and measurement	$2,529	$2,612	$4,547

Automated test	755	706	885

Semiconductor products	1,586	1,559	1,850

Life sciences and chemical analysis	1,186	1,133	1,114

Total net revenue	$6,056	$6,010	$8,396

More financial information about the business segments is contained in Note 20, “Segment Information,” of the consolidated financial statements included in Item 15 of this report. Hewlett-Packard accounted for approximately 5 percent of our total net revenue in the fiscal year ended October 31, 2003, 8 percent in fiscal year 2002 and 7 percent in fiscal year 2001. These figures include items sold to contract manufacturers who manufacture products on Hewlett-Packard’s behalf.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. These solutions include test and measurement instruments and systems, communications service and network monitoring, management, and optimization tools and software design tools and associated services.

Our test and measurement business employed approximately 11,900 people as of October 31, 2003. We serve customers in more than 110 countries and sell our products through our direct sales force, distributors, value-added resellers, manufacturer’s representatives, telesales and electronic commerce. Our hardware and software products and solutions are complemented by service and support offerings such as start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle. Our test and measurement business generated $2.5 billion in revenue in fiscal 2003, $2.6 billion in revenue in fiscal 2002 and $4.5 billion in revenue in fiscal 2001.

Test and Measurement Markets

Our test and measurement products compete in two major markets:

•	communications test; and

•	general purpose test.

Communications Test

The markets for Agilent’s communications industry products cover the breadth of communications test; starting with the design and development of network elements and devices, continuing through equipment manufacturing, to installation and maintenance, and finally to service and network management and optimization.

Network equipment manufacturers provide products to facilitate the transmission of voice and data traffic, including network and subscriber equipment. This transmission may be in various forms, such as electronic signals over copper wire, optical signals over fiber cables and radio frequency (“RF”) or microwave signals. The network equipment manufacturers’ customers are the distributors of end-user subscriber devices, including cell phones and personal digital assistants (“PDAs”), as well as communications service providers that deploy and operate the networks and services. To meet their customers’ demands, network component and equipment manufacturers require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

Communications service providers require network equipment that enables their networks and services to operate at increasingly faster speeds while providing rapidly-expanding capacity, up-to-the-minute services, and superior reliability. They must do this in a fiercely competitive environment with drastically reduced operating and capital expenditures, and increased revenue demands. To achieve this, communications service providers require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure.

Agilent’s communications service customers require advanced software and systems, known as operations support systems (“OSSs”), to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels. Real-time monitoring of the network infrastructure also enables the implementation of additional services, such as fraud detection and intercarrier billing, which enable service providers to capture the greatest revenue from network usage.

The overall market for cellular mobility, specifically in handsets, grew in recent years as the levels of wireless penetration in developed countries have increased. Wireless communications in emerging economies continues to develop. To develop cellular telephone equipment, manufacturers require electronic design automation software, test instruments and systems for the development of wireless devices, high-frequency communications circuits and systems. Cellular equipment manufacturers also require advanced, high-frequency test instruments and systems to develop, manufacture and deploy cellular base stations for these wireless networks. In addition, the rapid expansion of the cellular handset market, coupled with subscriber turnover created by the introduction of new technologies, has fueled growth for automated test equipment to test cellular handsets on the factory floor. Investments continue for advanced R&D verification solutions for 2.5G and 3G appliance development and network deployment as the demand for complex wireless data networks increases.

Further, as new standards evolve in the wireless industry, new test and measurement equipment and systems have to be developed to enable testing of the new standards in the research, design and development and later in the manufacturing and deployment phases. An example of this is wireless fidelity (“Wi-Fi”), also called 802.11, for wireless local area networking. As the adoption of these new standards becomes mainstream, additional markets are emerging, including larger companies and their network operators. These companies are constantly finding innovative applications for wireless technology, and are providing their customers wireless network access in areas called “hot spots,” such as airports, coffee shops and libraries. The use of wireless test and measurement solutions is quickly being adopted by these larger companies to ensure robust quality of service.

In the last several years, producers of networking communications equipment have increased their use of contract manufacturers. Contract manufacturers require test solutions that are designed for faster production and flexible for use in different applications. Recently, mobile phone and appliance producers have also begun to increase their use of contract manufacturers, original design manufacturers and reference design platforms, including using contract manufacturers for functional test. This requires specialized test products and services to address the particular needs of these high-frequency products.

General Purpose Test

The electronics industry designs, develops and manufactures a wide range of products, including products produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices including personal digital assistants. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by third-party contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. Manufacturers of electronics products require sophisticated test equipment to operate and perform highly accurate tests from design through manufacturing. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment.

Electronics manufacturing requires standardized test instruments, system components and complete solutions. Aerospace and defense are important markets for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that defense purchasers will continue to shift from specialized test equipment to Commercial Off-the-Shelf test products and systems and will continue to require solutions that optimize asset utilization and effective Technology Lifecycle Management.

Test and Measurement Products

Our test and measurement business designs, develops and manufactures test and design products that range from single-unit electronic measurement devices priced under $1,000 to large scale test systems or OSS solutions priced at $1 million and higher.

Communications Test

We provide testing solutions for fiber optics, transport networks, broadband and data networks, wireless communications, microwave networks and products, installation and maintenance solutions and OSS, including monitoring and network management systems.

Fiber Optics.    Our products include optical signal and spectrum analysis instruments in addition to lightwave optical systems such as optical amplifier test, passive component test and jitter test. These items are used by the industry’s leading equipment manufacturers to develop and manufacture reliable optical components and modules. Our products also include tunable laser sources, multi-wavelength meters, photonic all-parameter testers, and high-speed bit-error rate testers that measure key transmission properties of high-speed optical and electrical signals.

Transport Networks.    Our OmniBER OTN and the OmniBER XM network simulator provide leading edge capabilities for test next generation SONET/SDH network equipment.

Broadband and Data Networks.    Our Network Analyzer product line helps to troubleshoot high-speed local area networks, wide area networks, local area networks (“LAN”) and asynchronous transfer mode networks. Our Router Tester 900 is the industry leader in core edge router performance verification.

Wireless Communications and Microwave.    Our RF and microwave test instruments and our Electronic Design Automation (“EDA”) software tools assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems. Examples of our wireless communications products include specialized versions of RF and microwave network analyzers, spectrum analyzers and signal sources, mobile testers, circuit simulation tools, and system simulation tools. Agilent also offers solutions for centralized wireless LAN monitoring and network optimization. Our AiRMS solution provides remote monitoring of network performance using a series of remote probes deployed in service vehicles and taxicabs. The Agilent N5250A PNA series millimeter-wave network analyzer has frequency coverage from 10 MHz to 110 GHz in a single sweep, which is 44 times faster than the industry standard. This capability enables engineers and system integrators working at millimeter-wave frequencies to take advantage of the performance, connectivity and for ability to characterize 1.0 mm coaxial and on-wafer components, subsystems and systems.

Installation and Maintenance Solutions.    Our solutions for installation test enable service providers to install, commission, and activate networks and services more quickly. For example, our 10-Gigabit Field Transmission Test Set allows technicians to test 192 fiber optic channels simultaneously. Agilent has a breadth of solutions for troubleshooting and maintaining optical, wireless, wireline, and large-company networks. These solutions include Fiber Break Locator, Network Tester, Optical Time Domain Reflectometers (“OTDR”), Network Troubleshooting Center, and Framescope. We also market bench-top and handheld measurement devices such as lightwave multimeters, power meters and optical sources.

Operations Support Systems.    Our integrated OSS solutions reduce software integration costs and enable high-value service-level management functions not possible with stand-alone systems. We offer a number of industry-proven monitoring and management systems such as acceSS7 for Signaling System 7 networks; NETeXPERT for circuit, packet and hybrid networks; accessFIBER, for fiber optic networks; NgN Analysis System for next-generation telephony and Internet offload networks; Wireless Service Manager for wireless services and networks; and Wireless QoS Manager for mobile data services and networks.

General Purpose Test Solutions

General Purpose Instruments.    General purpose instruments are used principally by engineers in R&D laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Examples of our general purpose instruments include spectrum analyzers, network analyzers, signal generators, digitizing oscilloscopes, voltmeters and multimeters, frequency counters, bench and system power supplies, and function generators and waveform synthesizers.

Modular Instruments and Test Software.    Our modular instruments and test software, including instruments incorporating the VXI bus and modular measurement system software, is used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices. Agilent’s new Test Automation Kit N1908A enables engineers developing test systems for low-frequency applications to automatically load drivers, activate, configure and verify test and measurement instruments. This is the industry’s first personal computer (“PC”) standards-based test kit that dramatically shortens test-system set-up and coding, allowing engineers to conduct the first test in one hour or less, where typically it would take several days or weeks.

Digital Design Products.    These systems range from simple digital control circuits to complex, high-speed servers incorporating the latest microprocessor technology. Our digital design products include high performance oscilloscopes, logic analyzers, logic-signal sources and data generators. Agilent’s 2.5 to 6 GHz real-time oscilloscopes are the only models in the industry that offer four full-bandwidth, 20 GSa/s per channel. When these new scopes are paired with the Agilent InfiniiMax active probes at 3.5 to 7 GHz, the new system delivers industry-leading performance, accuracy and probing connectivity. This is used by R&D engineers in the computer, communications and semiconductor industries for validating and verifying the performance of new high-speed digital product designs

High-Frequency Electronic Design Tools.    Our high-frequency electronic design automation software tools are used by RF integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our alliance with Cadence Design Systems extended this core technology to a much larger base of customers.

Test and Measurement Customers

We market our test and measurement solutions to customers across a broad array of industries. Agilent’s customers include the network equipment manufacturers who design, develop, manufacture and install network equipment, and the service providers who implement, maintain and manage communication networks and services. Many of our customers purchase solutions across several of our major product lines for their different business units. No single customer is material for the test and measurement business.

The orders and revenues of the test and measurement business are somewhat seasonal, with our fourth quarter traditionally bringing larger volumes of business and our first quarter generally showing reduced volumes. This is especially true of products that we sell to the aerospace and defense industry as well as those that are linked to consumer spending, including some of our communications test equipment. However, the seasonal impact is tempered by the diversity of the test and measurement business’ products and customers, which span multiple industries.

Test and Measurement Sales, Marketing and Support

We have a focused sales strategy to strengthen customer satisfaction. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our communications OSS monitoring systems, where customers require intensive strategic consultation. Our sales force also specifically targets the contract manufacturer market by collaborating with original equipment manufacturers to specify that contract manufacturers use our test equipment, as well as marketing to contract manufacturers directly.

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

To complement our direct sales force we have agreements with many channel partners around the world. These partners, including value-added resellers, manufacturer’s representatives, and distributors, serve Agilent’s customers across a number of product lines and provide the same level of service and support expected from our direct channel. Our products come with clearly outlined warranties and extended warranties available for an additional cost.

Test and Measurement Manufacturing

We concentrate our test and measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheetmetal fabrication, metal die casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies, in our own fabrication facilities for competitive advantage.

We generally only manufacture products when we have received firm orders for delivery, and do not generally hold large stocks of finished inventory. However, due to the large number of components and products we manufacture, we hold relatively large amounts of raw materials.

Test and Measurement Competition

The market for test and measurement equipment is highly competitive, and we expect this competition to increase. Our test and measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the general purpose electronic test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix, Inc.. In communications test, our primary competitors are Acterna, Aeroflex Incorporated, Anritsu, IXIA, Marconi Communications Ltd., Network Associates, Inc., Rohde & Schwartz, Spirent, Tektronix, Inc., as well as INET Technologies, Inc. and Micromuse Inc. in the communications network monitoring market. Our EDA business also has several software competitors, including Ansoft Corporation, Aplac, Applied Wave Research, Eagleware, and Xpedion.

In many of our test and measurement businesses, especially those affected by the telecommunications market downturn, we have seen increasing pricing pressure. However, we compete primarily on the basis of performance or differentiated capabilities and our equipment is not subject to severe discounting.

Automated Test

Our automated test business provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products.

Our automated test business employed approximately 2,300 people as of October 31, 2003. We sell our products through our direct sales force. Our products are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our automated test business generated $0.8 billion in revenue in fiscal 2003, $0.7 billion in revenue in fiscal 2002 and $0.9 billion in revenue in fiscal 2001.

Automated Test Markets

Agilent supplies a broad range of automated test equipment to both the semiconductor manufacturing markets and the electronic manufacturing markets. Our test systems are used for several different purposes, including wafer-level parametric testing, wafer-sort for memory test, package-level functional test, and structural and electrical test and inspection for printed circuit board assemblies.

Demand for automated test equipment is driven both by the increased volume of semiconductor devices produced and by advances in semiconductor performance and function, packaging, and assembly technology.

The development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. In addition, the continuing integration of functions, such as microprocessor, logic, analog, RF and logic, application specific integrated circuits (“ASICs”), and memory on a single integrated circuit has created a new category of device called system-on-a-chip (“SOC”). These devices in turn require new sophisticated and flexible automated test equipment.

In electronics manufacturing, demand is stimulated by new technologies and processes, increasing density and miniaturization of parts. New materials and smaller parts such as ceramic column grid arrays, ceramic ball grid arrays and ultra-miniature resistors or capacitors (“0201s”), decrease test access and make new demands on test and inspection equipment, as do new and evolving manufacturing processes such as the pending introduction of lead-free solder. These challenges require test and inspection equipment that provides increased resolution for the highest call accuracy and a range of solutions to access issues.

Automated Test Products

Our automated test business designs, develops and manufactures both semiconductor test equipment and electronics manufacturing test equipment. We develop test solutions on a single system architecture and then deliver, over time, enhancements to that architecture that extend its test capabilities. For instance, in 2003 Agilent expanded the capabilities of our 93000 SOC system by increasing its high-speed performance to address new Peripheral Component Interconnect (“PCI”) Express technology, at the same time introducing a low-cost design-for-test series, all on the same platform. Our customers can adapt their 93000 according to their needs without having to buy multiple unique testers.

Semiconductor Test Equipment

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

Our semiconductor test products test a variety of different circuit types. We test both at the wafer level and at final assembly. We are an industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are critical for use in digital cameras, cellular phones, PDAs and storage of portable digital audio files. Our flash memory test products can test as many as 144 “sites” of multiple devices in parallel, greatly improving test throughput and lowering test costs for our customers. Our SOC test system can test not only multiple devices at a time, but also multiple functional elements on a given device at the same time. As a result of its scalable platform architecture, this system can be field-upgraded to the latest technology without the customer needing to buy a new system or shut down the production line for an extended time.

Our software solutions speed our customers’ time to market, enable their ability to work with new technologies and lower their cost of test. For instance, in 2003 we introduced the Agilent SmarTest Program Generator CTL Browser. This is the industry’s first test program generator to support IEEE P1450.6 Core Test Language (“CTL”), the emerging open standard language for design-for-test. CTL provides a standard means to describe design-for-test structures in SOCs and Intellectual Property Cores. Intellectual Property Cores are wrapped using standards-based design-for-test structures, then stitched together into a testable SOC by the electronic design automation system. CTL describes how to test the SOC, while the Agilent SmarTest PG CTL Browser makes it readable by humans.

Electronics Manufacturing Test Equipment

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

Manufacturing Test System Software.    Our Agilent Quality Tool and Agilent Repair Tool software use the Agilent Intelligent Test Framework that connects and integrates information from the Agilent portfolio of test and inspection equipment. The software provides common tools to enable customers to use information across the manufacturing line for effective process control, repair, and test design.

Automated Test Customers

We market our automated test solutions to customers across a broad array of industries. Many of our customers purchase solutions across several of our major product lines for their different business units. Generally, our customers are involved in producing digital consumer and wireless products, computation, PC and PC peripherals, wireline communications, and/or enterprise networking/storage. Revenue generated by the automated test business is primarily dependent on two customers. These customers are not material to the company as a whole.

By engaging in collaborative, co-development relationships with electronics industry leaders and contract manufacturers, we develop solutions that support next generation technologies and enable these leaders to maximize their performance and continue to lead their industries.

The holiday season impacts our automated test business to the extent that we are subject to the cycles of consumer electronics manufacturing. Our customers include manufacturers who produce a wide range of consumer electronics equipment requiring the test of semiconductors and board assemblies.

Automated Test Sales, Marketing and Support

Our products are distributed using a direct sales force. Some portions of the direct sales force provide general services around the world, while others provide specialized consultation services for particular segments of the automated test business. The members of our direct sales force often have advanced engineering degrees, enabling them to more easily understand our customers’ current and future needs. Manfacturers’ representatives address specific geographic markets. They provide the same level of service and support to Agilent’s customers as is expected from our direct channel.

Automated Test Manufacturing

Our automated test business has manufacturing facilities in Germany, Ireland, Japan, Singapore and the U.S. We do not maintain a high level of finished goods inventory, due to a combination of product platform strategy and outsourcing. However, for those products that we do manufacture, we hold relatively large amounts of raw materials.

Automated Test Competition

The market for automated test equipment is highly competitive, and we expect this competition to increase. Our automated test business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the semiconductor test market, we compete primarily against Advantest Corporation and Teradyne. In the electronics manufacturing test market, we compete primarily against Teradyne.

In many of our automated test businesses, especially those affected by the telecommunications market downturn, we have seen increasing pricing pressure during the past year. However most of our equipment competes primarily on performance or differentiated capabilities. Other contributing factors include cost of test, system scalability and flexibility, reliability and yield.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance electronic and communications systems. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers for sending and receiving data over high-speed networks and ICs for enterprise storage and networking. In 2003 and 2002, about two-thirds of the semiconductor products business came from customers in consumer electronics markets.

We believe we are a leading provider of:

•	fiber optic communications transceiver (transmitter/receiver) modules used for high speed data communications;

•	controller integrated circuits for Fibre Channel (storage networking) applications;

•	optocouplers used to isolate sensitive electronic circuitry from high-voltages;

•	optical encoders for motion control;

•	light-emitting diodes (“LEDs”) and displays;

•	ASICs to Hewlett-Packard for its scanners and printers; and

•	CMOS image sensors and ICs used for optical navigation in computer mice.

As of October 31, 2003, our semiconductor products business had approximately 6,800 employees worldwide. Our semiconductor products business generated revenue of $1.6 billion in fiscal year 2003, $1.6 billion in fiscal year 2002 and $1.9 billion in fiscal year 2001.

Semiconductor Markets

Our semiconductor products business serves the following markets:

Networking

There is a continued evolution of networks both private (Local Area and Storage Area Networks) and public (metro and wide area networks) to higher speeds and greater bandwidth driven by the ongoing growth of data traffic. Business-to-consumer and business-to-business e-commerce, the internet, the growing volume of e-mail traffic, the growth of streaming video and audio, the delivery of online services, and peer-to-peer communications are all generating ever greater volumes of electronic data that must be processed, moved and stored. As a result, both private and public network managers drive a continual process of upgrading their networks to higher speeds and increased scalability, albeit at a slower rate than in recent years. Fiber optic transceivers and high-speed digital ICs are the semiconductor technologies that help enable higher speed, higher performance networks.

We are the leading supplier of fiber optic transceivers, which convert electronic digital data into light signals for transmission, and convert light signals back into electronic digital form on the receiving end of the communication. We market fiber optic transceivers for both short-range, local area and storage area network applications and long-range, metro and wide area network applications to major data networking and telecommunication vendors.

In high-speed digital ICs, we are the leading supplier of controller ICs for Fibre Channel. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, is the leading technology for building storage area networks (“SANs”). In addition, we offer physical layer ICs which connect processing ICs, such as our Fibre Channel controllers, to fiber optic transceivers for data transmission. Finally, we are providing state-of-the-art ASICs and networking ICs for use in next-generation network switches.

Personal Systems

Products in our Personal Systems business are targeted for use in applications including mobile phones, printers, PC peripherals, and consumer electronics.

As in networking, the driving trend in mobile communications is for higher-speed, higher-bandwidth connections to offer subscribers more digital services through their mobile phones. Consumer products that realize the convergence of palm-top computing, mobile telephony, and digital imaging are increasingly appearing on the market. We offer innovative wireless products such as our FBAR duplexers and E-pHEMT power amplifiers, which are helping to enable smaller, more functionally rich mobile telephones. In addition, we supply a wide range of RF and microwave ICs for use in both mobile telephones and mobile telephone infrastructure. We deliver digital camera solutions embedded in next-generation mobile phones and information appliances. We are experiencing rapid growth in our embedded camera module business, and we continue to be the leader in the optical navigation market. Finally, we are a leading supplier of infrared transceiver products for short-range, point-to-point wireless communications to manufacturers of mobile phones, computers, printers, digital cameras, personal digital assistants and pagers.

We are a leading supplier to Hewlett-Packard of ASICs for printers, workstations and servers. We provide precision motion control devices for inkjet-based printers and all-in-one products to both Hewlett-Packard and other printer manufacturers. In addition, we provide optical navigation sensors for optical mice to leading PC peripheral manufacturers.

We also provide general-purpose optoelectronic products such as LEDs and optocouplers that serve multiple markets including factory automation and transportation.

Semiconductor Products

Our major product areas include:

Networking

Fiber Optics.    We market optical transceivers, transmitters and receivers for high-speed data communications for Fast, Gigabit and 10-Gigabit Ethernet, Fibre Channel, and Asynchronous Transfer Mode/Synchronous Optical Network (“ATM/SONET”) applications up to 2.5 gigabits per second (OC-48). In addition, we are developing products for dense wave division multiplexing (“DWDM”) optical transport applications.

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

Personal Systems

Radio Frequency and Microwave Communications Devices.    We produce a broad family of RF and microwave communications products, primarily integrated circuits for wireless communications products and infrastructure. Our latest products are the FBAR duplexer, a semiconductor based filter product, and E-pHEMT power amplifiers, a high power-added efficient wireless transmitter solution. Both FBAR and E-pHEMT are targeted for current and future generation mobile phones. We began increasing the production of these two products towards the end of 2003, and we anticipate that they will be among the top growth areas for our semiconductor products business in 2004.

Infrared Emitters, Detectors and Transceiver Modules.    We produce a full line of infrared products that enable short range, point-to-point wireless communication between portable and stationary devices, including notebook personal computers, cellular phones, personal digital assistants and digital cameras. In 2003, we delivered the industry’s first infrared transceiver with remote control functionality for consumer electronics devices such as TVs and VCRs. The semiconductor products business also introduced a solution, known as the Ambient Light Photo Sensor, that senses available light and signals whether backlighting for displays and/or keypads is required. By not turning on backlighting when it is not needed, mobile systems can save significant battery life.

Printing ASICs.    We provide printing ASICs, which are the central processing ICs for Hewlett-Packard laser printers, inkjet printers and all-in-one products. Agilent is now developing subsystem solutions for Hewlett-Packard printers, aimed at capturing more content of printer components and offering higher integration and shorter time-to-market.

Optical Image Sensors and Processors, and Optical Position Sensors.    Our sensor products include embedded camera modules for mobile phones and navigation sensors for optical mice. We also produce optical motion control products used primarily for precision paper handling and positioning in inkjet printers and all-in-one products.

LEDs and Optocouplers.    We manufacture and sell a broad range of LEDs, alphanumeric displays and optocouplers. LEDs are semiconductor devices that emit light when an electrical signal is applied. Optocoupler products are devices that provide both electrical insulation, for protection, and signal isolation, to prevent distortion of data, between differing electrical environments.

Lighting Joint Venture.    We are engaged in a global joint venture, Lumileds, with Philips Electronics. Lumileds develops, manufactures and sells LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination and white LEDs for both indoor and outdoor applications.

Semiconductor Customers

We sell to a broad array of customers in networking and personal systems. We sell to original equipment manufacturers directly, as well as contract manufacturers.

Our semiconductor technology licensing and supply arrangements with Hewlett-Packard limit our ability to sell products to other companies, subject to restrictions contained in the exhibits to our Master Patent Ownership and License Agreement with Hewlett-Packard and our ICBD Technology Ownership and License Agreement with Hewlett-Packard, which are exhibits to this Annual Report on Form 10-K. Through sales of ASICs, storage area networking components and motion-control products, Hewlett-Packard accounted for approximately 20 percent of our semiconductor products revenue in fiscal year 2003, 33 percent of our semiconductor products revenue in fiscal year 2002 and approximately 31 percent in fiscal year 2001.

Historically, we have not seen seasonality in our business. However, as we move toward more consumer-centric products, most specifically solutions for mobile phones, we expect to see an increase in the seasonality of our business.

Semiconductor Sales, Marketing and Support

Our semiconductor sales organization consists of approximately 300 employees who have responsibility for emerging accounts or for large, global accounts. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer’s organization. We also have a direct sales team that focuses on supporting major contract manufacturers. In addition to our direct sales force, we generate approximately 30 percent of our revenue through our relationships with key electronic distributors worldwide. We also provide a broad range of products and applications-related information to customers and channel partners via the Internet.

Semiconductor Manufacturing

The majority of our silicon and gallium arsenide wafer fabrication is done in the U.S. and Singapore, while our assembly and test operations are in Malaysia, and Singapore. In addition to these facilities, we utilize a network of contract manufacturers throughout Asia for semiconductor fabrication, packaging and test.

Our manufacturing strategy has been to outsource more mature technologies while using our in-house manufacturing fabrication, assembly and test capabilities to develop new products. Our production facilities have developed several quality-management processes designed to increase productivity. We have developed proprietary automated test systems, particularly in optical, LED and microwave test.

For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production. In 2003, we negotiated extended payment terms for most of the materials that we purchased.

Semiconductor Competition

The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends on a number of factors, including:

•	product reliability and performance in operation;

•	price;

•	power consumption;

•	compliance with standards;

•	product size and integration; and

•	time to market.

In the fiber-optic products market, our principal competitors are Finisar, Infineon and JDS Uniphase. In the market for high-speed digital ICs, our principal competitors are IBM, LSI Logic, Texas Instruments and Vitesse Semiconductor Corporation. Our principal competitors in RF wireless are Renesas, RF Micro Devices, and SkyWorks. In the market for infrared products, our principal competitor is Vishay Intertechnology, Inc. We compete with companies including LSI Logic, Motorola and STMicroelectronics for printer ASICs. Principal competitors in our LED businesses include Lite-on, Inc., Nichia, Osram, Stanley Electronic Co. Ltd., and Toshiba.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics and related consumables, reagents and services.

We employed approximately 3,700 people as of October 31, 2003 in our life sciences and chemical analysis business. This business generated revenue of $1.2 billion in fiscal 2003, $1.1 billion in fiscal 2002 and $1.1 billion in fiscal 2001.

Life Sciences and Chemical Analysis Markets

We estimate that the markets that we serve represent approximately 25 percent of the total available life sciences and analytical instrumentation market. Primarily, our life sciences and chemical analysis business serves the following markets:

Life Sciences

Our life sciences markets account for approximately 40 percent of revenue from our life sciences and chemical analysis business. Agilent’s life sciences solutions are used by academic researchers, government institutes and pharmaceutical and biopharmaceutical companies in every phase of the drug development process. The drug development process includes research into the basic causes and understanding of disease, drug discovery, drug development, drug manufacturing and quality assurance/quality control (“QA/QC”). Within the life sciences, we focus on the following areas: gene expression, proteomics and pharmaceutical analysis (drug development, manufacturing and QA/QC).

Gene Expression.    Biological researchers today can study organisms and diseases based on genetic material. Gene expression researchers use devices called microarrays to measure the activity levels of many genes in a cell simultaneously for the purpose of understanding and characterizing disease, identifying drug targets and identifying patterns of gene activity that correlate to the potential toxicity or effectiveness of a drug. This is a double-digit growth market in which both our microarray and microfluidics solutions are sold.

Proteomics.    When a drug enters the body, one or more proteins is usually its target. Proteomics is a new and growing field with the goal of identifying, characterizing and analyzing proteins on a high-volume scale. Proteomics is also important to the large-scale manufacture of protein-based therapies in development by biotech companies. Protein scientists currently apply traditional protein analysis technologies such as liquid chromatography, gas chromatography and mass spectrometry, as well as newer microfluidics technologies. We provide solutions in all of these areas and are investigating new technologies for proteomics research.

Pharmaceutical Analysis.    Pharmaceutical and biopharmaceutical companies develop and manufacture drugs under strict regulatory guidelines intended to ensure the quality of products developed and given to patients, and to ensure the security and quality of information given to regulatory agencies. We provide liquid chromatography, gas chromatography and mass spectrometry solutions for the analysis of chemicals, and provide compliance services and data systems designed to further enable compliance with relevant regulations of the Food and Drug Administration (“FDA”) and other regulatory agencies.

Chemical Analysis

Our chemical analysis markets account for approximately 60 percent of revenue from the life sciences and chemical analysis business. Agilent’s chemical analysis solutions are used by corporations, government organizations and academic researchers to detect, characterize, quantify and analyze chemicals and biological entities that could impact human health, both those found in the environment and those created in the manufacturing of products. Within chemical analysis, we focus primarily on the following areas: environmental, petrochemical, homeland security and forensics, and bioagriculture and food safety.

Environmental.    Our gas chromatography, liquid chromatography and mass spectrometry solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. We are seeing increased international demand for environmental instrumentation in the Asia-Pacific region.

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

Homeland Security and Forensics.    Our liquid chromatography, gas chromatography and mass spectrometry solutions are used by health and forensics laboratories in the U.S. and abroad, particularly in the analysis of evidence associated with crime or with the detection and identification of biological and chemical warfare agents. This instrumentation is either used in static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

Bioagriculture and Food Safety.    Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms using microarray and microfluidics solutions.

Life Sciences and Chemical Analysis Products

A key factor in all of our life sciences and chemical target markets is the need for new products that increase customer productivity and provide high quality data that enables decision making.

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

In 2003, we introduced new 60-mer oligonucleotide microarray kits for Rat, Rice/Rice Blast, Human 1B, and Mouse. We also shipped a Whole Human Genome microarray to our customers for testing and evaluation. The intent is to sell this product commercially in January 2004. This new microarray is based on a new double-density format, which can accommodate 44,000 features on a single 1” x 3” glass slide. We also introduced multiple reagent kits, including a Low RNA Input Fluorescent Linear Amplification Kit that requires only miniscule amounts of RNA.

We released a new version of our feature extraction software, which reduces the time required to extract microarray data by allowing researchers to process both Agilent and non-Agilent 1” x 3” slide microarrays on the Agilent microarray scanner. In conjunction with Rosetta Biosoftware, we introduced the Rosetta LuminatorTM system version 2.0 with improved data management and analysis features.

Microfluidics

The Agilent 2100 bioanalyzer instrument systems that we developed in collaboration with Caliper® Technologies is the first commercial microfluidics solution for the analysis of a wide range of biological molecules, including DNA, RNA, proteins and cells. The microfluidics chip allows sample quality assessment to be done in a fraction of the usual time using less sample and reagents. This technology could eventually replace traditional gel electrophoresis in many applications.

In 2003, Agilent and Caliper introduced two new LabChip® kits, the Protein 50 LabChip kit and the RNA 6000 LabChip kit. The Protein 50 LabChip kit provides automated sizing and quantitation of small proteins. The RNA 6000 Pico LabChip kit enables automated quality control of very low amounts of RNA, making it useful for the analysis of microdissected samples, such as those used in cancer research.

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

In 2003, we introduced the 6820 GC, the first gas chromatograph to be fully developed in, manufactured in, and tailored specifically for China. The new GC includes a Chinese-language display and a Chinese-language version of Agilent’s Cerity Networked Data System (“NDS”) software with full-scale Chinese keyboard control.

Liquid Chromatography

A liquid chromatograph (“LC”) or a high performance liquid chromatograph (“HPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when gas chromatography is not an option, these instruments are modular in construction and can be configured to form instruments that perform specific analyses. As a leader in liquid chromatography, we continue to expand its applications with new LC and HPLC columns and provide ongoing product and software enhancements.

In 2003, we introduced two separation systems for proteomics applications, both based on the market-leading 1100 Series HPLC platform: the Agilent Nanoflow LC system and the Agilent Micro-Fraction Collection system. The Agilent Nanoflow LC system is designed for single or multidimensional chromatographic separation of peptides and proteins. The Agilent Micro-Fraction Collection system can separate small protein samples at low flow rates and allows for the subsequent collection of very small fraction volumes.

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

In 2003, we expanded our mass spectrometry portfolio with several new and upgraded instruments. Our new Liquid Chromatograph/Mass Selective Detector Time-of-Flight (“LC/MSD TOF”) mass spectrometer provides mass accuracy while reducing the complexity of instrument use. We also introduced a new ion trap mass spectrometer, the Agilent 1100 Series LC/MSD Trap XCT, which is 10 times more sensitive than its predecessor. To further enhance the performance of our ion trap MS systems, we introduced a new orthogonal nanospray ion source that provides greater electrospray sensitivity. We also upgraded our 1100 Series LC/MSD VL and SL quadrupole mass spectrometers with new optics and pump systems.

In GC/MS, we developed the first commercial GC/MS system to feature a solid inert ion source. Designed to integrate seamlessly with Agilent gas chromatographs, the Agilent 5973 inert MSD is up to three times more sensitive than typical GC/MS systems for the analysis of active compounds.

We introduced the Agilent 7500cs Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) with a high-detection capability reaction cell. The 7500cs ICP-MS provides high performance, reliability and sensitivity in trace metal analysis.

Software and Informatics

Across all of our technology platforms, we use software for controlling the instrument and the informatics solutions used to capture and analyze the instrument data. In 2002, we embarked on an expansion of the informatics solutions we offer our life sciences and chemical analysis customers.

In 2003, we introduced the Spectrum Mill MS Proteomics Workbench, a high-throughput data analysis software suite that processes the enormous volumes of MS data generated by proteomics research ten times faster than other approaches.

We shipped new versions of our Cerity Networked Data System for Pharmaceutical QA/QC with enhancements in support of IT infrastructures and additional languages.

Consumables, Reagents and Services

We also offer a broad range of consumable products, which support our top-ranked LC, GC and MS technology platforms. These consumable products include chemical and biological reagents, instrument replacement parts, brand-specific chromatography columns and consumable supplies to meet our customers’ analysis needs. All of our products, which include generic and proprietary supplies, are designed to work together.

Our support services include all of our chemical and bioinstrumentation analysis hardware and software maintenance, troubleshooting, repair and training. Special service bundles have also been designed to meet the specific analysis instrument needs of various industries.

In 2003, we introduced the new Multiple Affinity Removal System (“MARS”) column, the first product that enables the simultaneous removal of six high-abundance proteins from human blood serum, removing them so researchers can identify less abundant proteins.

We developed several additional new HPLC columns. Our new Poroshell columns are designed for ultra-fast protein separations, while our new ZORBAX Solvent Saver columns help researchers to reduce laboratory waste and solvent costs. In June, we introduced 1.8 µm-particle ZORBAX Rapid Resolution High Throughput columns that double the efficiency of a 3.5 µm column.

In the services area, we introduced the Agilent Network Qualification Services, which facilitate pharmaceutical regulatory compliance by establishing documented evidence that the laboratory network is designed, installed and functioning according to defined needs and specifications.

Life Sciences and Chemical Analysis Customers

We sell our products and services to a broad array of customers in each of the markets we serve. We have roughly 25,000 customers and no one customer is material. Our top 25 customers account for approximately 22 percent of revenue within our life sciences and chemical analysis businesses.

The life sciences and chemical analysis business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

Life Sciences and Chemical Analysis Sales, Marketing and Support

Our sales and support delivery channels are aligned by key markets. We market our products to our customers through our direct sales force, an inside-sales force, e-commerce, value-added resellers, manufacturers’ representatives and distributors. Additionally, we are optimizing our worldwide distribution capabilities to address high-growth opportunities such as the environmental, food safety and pharmaceutical markets in the Asia-Pacific region.

We use our direct sales force to market our solutions to all of our pharmaceutical and biopharmaceutical accounts, large- and medium-sized chemical customers and environmental accounts. An inside-sales force and sales agents handle many of the telephone-based sales transactions and so supplement our direct sales force by providing broader geographic coverage and coverage of smaller accounts. Our active value-added reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales and electronic commerce.

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

Life Sciences and Chemical Analysis Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use partners to provide manufacturing capabilities outside our core competencies, such as the manufacture of quadrupole and printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California and Delaware in the U.S., China, Germany and Japan. We utilize just-in-time manufacturing, and so typically do not maintain a high level of inventory. Our products typically come with standard warranties, and extended warranties are available for additional cost.

Life Sciences and Chemical Analysis Competition

The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Applied Biosystems, Amersham Bioscience, Invitrogen, Waters, Thermo Electron and Affymetrix®. Our principal competitors in the chemical analysis arena include: Shimadzu Corporation, Varian, Perkin Elmer Corp., Thermo Electron and Applied Biosystems. Agilent competes on the basis of product performance, reliability, support quality, applications expertise and global channel coverage.

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

Agilent Labs employs approximately 300 people. Approximately 70 percent of Agilent Labs’ employees are members of the technical staff, and about 70 percent of the technical staff have advanced degrees that cover a wide range of scientific fields, including biology, bioinformatics, chemistry, computer science, electrical engineering, image processing, materials science, mathematics, optoelectronics, photonics, physics, physiology, semiconductor technology and systems integration.

The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to all four of our segments.

Research and Development

Research and development expenditures were $1,051 million in 2003, $1,250 million in 2002 and $1,358 million in 2001, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

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

Materials

Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Each of our segments purchases materials from thousands of suppliers on a global basis. No single supplier is material, although some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with our suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components and purchase of incremental inventory for supply buffer.

Environmental

Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to Agilent will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. These laws are gradually becoming more stringent and may in the future cause us to incur significant expenditures.

Some of our operations are located on properties that are known to have subsurface contamination undergoing remediation by Hewlett-Packard. Hewlett-Packard has agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we expect that Hewlett-Packard will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with Hewlett-Packard, Hewlett-Packard will have access to these properties to perform the remediation. Hewlett-Packard has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unreimbursed costs associated with the remediation. Remediation could also harm on-site operations and the future use and value of the properties.

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

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 64 percent in fiscal 2003, 61 percent in fiscal 2002 and 60 percent in fiscal year 2001, the majority of which was from customers other than foreign governments. Approximately 11 percent of our revenue in the last three years was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative. Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 57 percent in fiscal year 2003, 62 percent in fiscal year 2002 and

44 percent in fiscal year 2001. Approximately 21 percent of our long-lived assets were located in Japan in fiscal year 2003, approximately 13 percent in fiscal year 2002 and approximately 17 percent in fiscal year 2001.

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

Acquisition and Disposal of Material Assets

On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. OSI was a provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business. In January 2000, April 2000 and January 2001, we acquired Yokogawa Electric Corporation’s 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In addition to the OSI and Yokogawa acquisitions, we acquired several other companies since our incorporation that were not material. More information about these acquisitions is contained in Item 7 and Note 7, “Acquisitions and Sale of Assets,” to the consolidated financial statements included in Item 15 of this report.

In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) to sell them substantially all of our leasing portfolio over the course of 2000 and 2001. We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. More information about these agreements is contained in Item 7 and Note 7, “Acquisitions and Sale of Assets,” to the consolidated financial statements included in Item 15 of this report.

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash.

On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion, as more specifically discussed in Item 7 and Note 6, “Discontinued Operations,” to the consolidated financial statements included in Item 15 of this report.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of December 16, 2003, appear below.

Edward W. Barnholt, 60, Mr. Barnholt has served as Agilent’s President and Chief Executive Officer and as a director since May 1999 and also as Chairman of the Board since November 2002. Before being named Agilent’s Chief Executive Officer, Mr. Barnholt served as Executive Vice President and General Manager of Hewlett-Packard Company’s Measurement Organization from 1998 to 1999, which included the business organizations that have become Agilent. From 1990 to 1998, he served as General Manager of Hewlett-Packard Company’s Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard Company in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

Adrian T. Dillon, 49, has served as our Executive Vice President and Chief Financial Officer since December 2001. Prior to assuming this position, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997.

Jean M. Halloran, 51, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard’s Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

Didier Hirsch, 52, has served as our Vice President and Controller since April 2003. Prior to assuming that position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. In 1996, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Europe, Middle East, and Africa. In 1993, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Asia Pacific. Mr. Hirsch joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France.

D. Craig Nordlund, 54, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

Young K. Sohn, 47, has served as our Senior Vice President and General Manager, Semiconductor Products Group since August 2003. Prior to assuming that position, Mr. Sohn was Chairman and Chief Executive Officer of Oak Technology, from February 1999 to August 2003. Before joining Oak Technology, from January 1993 to February 1999, Mr. Sohn held a variety of management positions at Quantum Corporation, including President of its Hard Drive Group, Vice President of Marketing for the Desktop Division, and President of the Asia-Pacific region. From August 1983 to January 1993, Mr. Sohn held a number of management positions at Intel Corporation. Mr. Sohn serves on the Boards of Directors of Cymer Corporation and Synnex Technology, Inc.

William P. Sullivan, 53, has served as our Executive Vice President and Chief Operating Officer since March 2002. Mr. Sullivan also has overall responsibility for our Electronic Products and Solutions Group, our largest business group. Prior to assuming his current position, he served as Senior Vice President, Semiconductor Products Group from August 1999 to March 2002. From

February 1998 to August 1999, he served as Vice President and General Manager of Hewlett-Packard’s Components Group. In 1997, Mr. Sullivan served as General Manager of Hewlett-Packard’s Communication Semiconductor Solutions Division and from 1995 to 1997, he was General Manager of Hewlett-Packard’s Optical Communication Division. From April 1991 to February 1995, Mr. Sullivan served as Research and Development Manager for Hewlett-Packard’s Optical Communication Division.

Jack P. Trautman, 53, has served as our Senior Vice President and General Manager, Automated Test Group since May 2002. Prior to assuming that position, Mr. Trautman served as Vice President and General Manager of Communications Management Solutions Business Unit from 2001 to 2002. He served as General Manager of the Data Protection Unit of Hewlett-Packard from 2000 to 2001. Mr. Trautman was the General Manager of Hewlett-Packard’s Computer Peripherals Bristol Division in Bristol, England from 1997 to 2000. Mr. Trautman joined Hewlett-Packard in 1974 and held a number of managerial positions over the years.

Chris Van Ingen, 57, has served as our Senior Vice President and General Manager, Life Sciences and Chemical Analysis Group since May 2001. Prior to assuming this position, Mr. Van Ingen held a number of positions at Hewlett-Packard including, Chemical Analysis Group Sales and Marketing Manager from 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls Division from 1986 to 1989, and Sales Support Manager at Little Falls Division from 1984 to 1986.

Thomas E. White, 46, has served as our Senior Vice President and General Manager, Communications Solutions Group since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of Hewlett-Packard’s Computer Peripherals Bristol Division and, beginning in 1994, he served as General Manager for Hewlett-Packard’s Telecommunications Systems Division, South Queensferry, Scotland.

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

Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee and our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.investor.agilent.com under “Corporate Governance Policies.” These items are also available in print to any stockholder who requests them by calling (877) 942-4200 in the U.S. and Canada, and (402) 573-9919 outside the U.S. and Canada.

Item 2.    Properties

Our corporate headquarters and Agilent Technologies Laboratories are located in Palo Alto, California. In total, we have 18 primary sites. Of these primary sites, 11 are located in the U.S. and the remaining 7 are located in China, Germany, Japan, Malaysia, Singapore and the United Kingdom. Nearly all of our primary functions are conducted at multi-building campuses. We have consolidated our operations during the last year, and as a result, most of our major sites that were listed as “Primarily Owned” last year are now listed as “Owned”.

Site	Major Activity	Owned/ Leased

Palo Alto, CA, U.S. — Corporate Headquarters	Corporate Administration	Owned

Palo Alto, CA, U.S. — Agilent Laboratories	R&D	Primarily Owned

Santa Clara, CA, U.S.	Manufacturing, R&D, Sales and Administration	Owned

San Jose, CA, U.S.	Manufacturing, R&D	Owned

Rohnert Park, CA, U.S.	Manufacturing, R&D	Owned

Santa Rosa, CA, U.S.	Manufacturing, R&D	Owned

Loveland, CO, U.S.	Manufacturing, R&D, and Marketing,	Owned

Fort Collins, CO, U.S.	Manufacturing, R&D	Owned

Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned

Wilmington, DE, U.S. (Little Falls Area)	Manufacturing, R&D, and Administration	Owned

Spokane, WA, U.S.	Manufacturing, R&D, and Marketing	Owned

Shanghai, China	Manufacturing, R&D	Leased

Boeblingen, Germany	Manufacturing, R&D, and Marketing	Owned

Waldbronn, Germany	Manufacturing, R&D	Owned

Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned

Penang, Malaysia	Manufacturing	Owned

Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Primarily Owned

South Queensferry, United Kingdom	Manufacturing, R&D	Owned

As of October 31, 2003, we owned or leased a total of approximately 17.1 million square feet of space worldwide. Of that, we owned approximately 12 million square feet and leased the remaining 5.1 million square feet. Our sales and support facilities occupied a total of approximately 2.1 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 15 million square feet. Information about each of our businesses appears below:

Test and Measurement.    Our test and measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

Automated Test.    Our automated test business has manufacturing and R&D facilities in Germany, Ireland, Japan, Singapore and the U.S.

Semiconductor Products.    Our semiconductor products business operates manufacturing and R&D facilities in Italy, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Malaysia Singapore and the U.S., and sales offices throughout the world.

Life Sciences and Chemical Analysis.    Our life sciences and chemical analysis business has manufacturing facilities in China, Germany, Japan and the U.S. Additionally, we have marketing centers in Germany, Japan, Singapore and the U.S., and sales offices throughout the world.

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including Agilent. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. Under the terms of the proposed settlement, plaintiffs would dismiss and release all claims against the Agilent defendants. In exchange, the company would agree to assign or surrender certain potential claims, and plaintiffs would be assured that they will achieve a minimum recovery in the litigation (including amounts recovered from the underwriters). If any cash payment becomes necessary to fulfill the terms of that assurance, payment would be made by the company’s insurers, and not by Agilent. Agilent has elected to participate in the proposed settlement. Under our separation agreements with Hewlett-Packard, Hewlett-Packard agreed to indemnify us for a substantial portion of IPO-related liabilities. If the settlement does not occur, and the litigation against the company continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2003, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange with the ticker symbol “A.” For the 2003 and 2002 fiscal years, the New York Stock Exchange reported the high and low prices per quarter as follows:

Fiscal 2003	High	Low

First Quarter (ended January 31, 2003)	$20.30	$13.19

Second Quarter (ended April 30, 2003)	$16.82	$11.30

Third Quarter (ended July 31, 2003)	$22.64	$15.48

Fourth Quarter (ended October 31, 2003)	$26.48	$20.31

Fiscal 2002	High	Low

First Quarter (ended January 31, 2002)	$33.30	$22.06

Second Quarter (ended April 30, 2002)	$38.00	$24.83

Third Quarter (ended July 31, 2002)	$31.25	$16.00

Fourth Quarter (ended October 31, 2002)	$18.88	$10.50

As of November 28, 2003, there were 67,128 stockholders of record of common stock. The closing share price for our common stock on November 28, 2003, as reported by the New York Stock Exchange, was $28.28.

We have not paid any dividends to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

On July 20, 2001, we issued 1,461,196 shares of Agilent common stock as consideration for all of the shares of Sirius Communications N.V. The shares were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2003. All outstanding awards relate to our common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	51,550,210	$29	101,085,485	(1), (2), (3)

Equity compensation plans not approved by security holders	—	—	—

Total	51,550,210	$29	101,085,485

(1)	Includes 25,223,883 of securities authorized and available for issuance in connection with the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “423(b) Plan”).

(2)	Shares authorized for issuance in connection with the 423(b) Plan are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the 423(b) Plan exceed 75 million shares.

(3)	We issue securities under our equity compensation plans in forms other than options, warrants or rights. Under the Agilent Technologies, Inc. 1999 Stock Plan, (the “Stock Plan”), we may issue Stock Awards, including but not limited to restricted stock and restricted stock units, as that term is defined in the Stock Plan. No more than 10 percent of the total shares available for issuance under the Stock Plan will constitute restricted stock awards. Under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (the “1999 Non-Employee Director Stock Plan”), we may issue Special Compensation, as that term is defined in Section 7 of the 1999 Non-Employee Director Stock Plan.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

	Years Ended October 31,
	2003	2002	2001	2000	1999
	(in millions, except per share data)

Consolidated Statement of Operations Data (1, 2, 3, 4):

Net revenue	$6,056	$6,010	$8,396	$9,361	$6,830

(Loss) income from continuing operations before taxes	$(690)	$(1,547)	$(477)	$1,018	$463

(Loss) income from continuing operations	$(1,790)	$(1,022)	$(406)	$672	$306

Income from discontinued operations, net of taxes	—	—	6	85	206

(Loss) gain from the sale of discontinued operations, net of taxes	—	(10)	646	—	—

(Loss) income before cumulative effect of accounting changes	(1,790)	(1,032)	246	757	512

Cumulative effect of adopting SFAS No. 133, net of taxes	—	—	(25)	—	—

Cumulative effect of adopting SAB 101, net of taxes	—	—	(47)	—	—

Cumulative effect of adopting SFAS No. 142	(268)	—	—	—	—

Net (loss) income	$(2,058)	$(1,032)	$174	$757	$512

Net (loss) income per share — Basic:

(Loss) income from continuing operations	$(3.78)	$(2.20)	$(0.89)	$1.49	$0.81

Income from discontinued operations, net	—	—	0.01	0.19	0.54

(Loss) gain from the sale of discontinued operations, net	—	(0.02)	1.41	—	—

Cumulative effect of adopting SFAS No. 133, net	—	—	(0.05)	—	—

Cumulative effect of adopting SAB 101, net	—	—	(0.10)	—	—

Cumulative effect of adopting SFAS No. 142	(0.57)	—	—	—	—

Net (loss) income	$(4.35)	$(2.22)	$0.38	$1.68	$1.35

Net (loss) income per share — Diluted:

(Loss) income from continuing operations	$(3.78)	$(2.20)	$(0.89)	$1.48	$0.81

Income from discontinued operations, net	—	—	0.01	0.18	0.54

(Loss) gain from the sale of discontinued operations, net	—	(0.02)	1.41	—	—

Cumulative effect of adopting SFAS No. 133, net	—	—	(0.05)	—	—

Cumulative effect of adopting SAB 101, net	—	—	(0.10)	—	—

Cumulative effect of adopting SFAS No. 142	(0.57)	—	—	—	—

Net (loss) income	$(4.35)	$(2.22)	$0.38	$1.66	$1.35

Weighted average shares used in computing basic net (loss) income per share	473	465	458	449	380

Weighted average shares used in computing diluted net (loss) income per share	473	465	458	455	380

	October 31,
	2003	2002	2001	2000	1999
	(in millions)

Consolidated Balance Sheet Data (1, 4):

Working capital	$1,983	$2,899	$2,797	$2,476	$1,275

Total assets	$6,297	$8,203	$7,986	$8,330	$5,364

Senior convertible debentures	$1,150	$1,150	$—	$—	$—

Stockholders’ equity	$2,824	$4,627	$5,659	$5,265	$3,382

(1)	Consolidated financial data and notes for all periods present our healthcare solutions business as a discontinued operation. See Note 6, “Discontinued Operations” to the consolidated financial statements in Item 15 of this report.

(2)	Loss from continuing operations for the year ended October 31, 2003 includes a pre-tax restructuring charge of $372 million, including a pre-tax asset impairment charge of $15 million, and a non-cash charge recorded during the third quarter of 2003 to establish a tax valuation allowance of $1.4 billion. The $1.4 billion included $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for the year ended October 31, 2003; the valuation allowance essentially eliminated our net deferred tax assets. Loss from continuing operations for the year ended October 31, 2002 includes a pre-tax restructuring charge of $474 million including a pre-tax asset impairment charge of $163 million. Loss from continuing operations for the year ended October 31, 2001 includes a pre-tax gain of $269 million relating to the sale of surplus land in California, inventory charges of $460 million, a pre-tax restructuring charge of $154 million primarily relating to severance expenses and a pre-tax asset impairment charge of $74 million for our customer support software. Income from continuing operations for the year ended October 31, 1999 includes a pre-tax asset impairment charge of $51 million. See Note 14, “Restructuring and Asset Impairment,” to the consolidated financial statements in Item 15 of this report.

(3)	Consolidated statement of operations data for the year ended October 31, 2001 and 2000 includes the impact of the sale of our portfolio of lease assets to CIT Group Inc. (formerly known as Tyco Capital Corporation). In 2001, net proceeds from this sales transaction were $287 million and we recognized $254 million in net revenue from continuing operations and $131 million in cost of products from continuing operations. In 2000, net proceeds from this sales transaction were $234 million and we recognized $197 million in net revenue from continuing operations and $83 million in cost of products from continuing operations. See Note 7, “Acquisitions and Sale of Assets” to the consolidated financial statements in Item 15 of this report.

(4)	The historical financial data for 1999 was carved out from the historical financial information of Hewlett-Packard using the historical results of operations and historical bases of the assets and liabilities of the Hewlett-Packard businesses that comprise our company. We began accumulating retained income on November 1, 1999. Therefore, the historical financial data presented for 1999 is not indicative of our future performance and does not reflect what our consolidated financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts and remediation, our future effective tax rate, new product introductions, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact of our enterprise resource planning systems implementation, our obligations under our retirement and post-retirement benefit plans, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

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

On August 1, 2001 we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. The results of the healthcare solutions business are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 6, “Discontinued Operations” in Item 15 of this report.

Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Reclassifications

Amounts in the consolidated financial statements as of and for the years ended October 31, 2002 and October 31, 2001 have been reclassified to conform to the presentation used in 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, retirement and post retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Restructuring and asset impairment charges.    We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and lastly, SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which is effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Inventory Valuation.    We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under current economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Retirement and post retirement plan assumptions.    Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2003, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.0 to 7.50 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $5 million for 2004 in the U.S. and $9 million for 2004 for all plans outside the U.S. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations. We incurred expenses of $187 million in 2003, $122 million in 2002 and $81 million in 2001 for our retirement and post retirement plans. We expect expenses of approximately $144 million in 2004 for our retirement and post retirement plans.

Workforce-related events such as restructuring cause curtailment and settlement gains or losses when they have a material impact on the average future working lifetime or total number of participants in our retirement and postretirement plans. Our restructuring programs have resulted in material changes to our plan demographics in the U.S. and several other countries in 2002 and 2003. The curtailment and settlement gains and losses related to each event are separately identified in Note 15, “Retirement Plans and Post Retirement Benefits” to the consolidated financial statements in Item 15 of this report.

Valuation of long-lived assets.    We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 and discounted future cash flows according to the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We make these estimates consistent with the way we forecast, plan and run our businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We performed the required transitional impairment test upon our adoption of SFAS No. 142 in the first quarter of 2003 and wrote-off $268 million of goodwill.

The process of evaluating the potential impairment of long-lived assets such as our property plant and equipment according to SFAS No. 144 is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business.

Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Accounting for Income Taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a tax valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003, resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for 2003; the valuation allowance essentially eliminated our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets will be recoverable in future periods; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance in these jurisdictions. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. We expect future pre-tax income in fiscal 2004 will be recognized at a lower rate because future income taxes in the U.S. and the U.K will be offset against reversals of the valuation allowance to effectively eliminate any tax charge in those jurisdictions. Additionally, to the degree we have pre-tax losses in the U.S. and U.K., no tax benefit will be recognized until such time as the valuation allowance is reversed. Income taxes will continue to be recorded for various jurisdictions subject to the need for further valuation allowance in those jurisdictions.

We have not provided for U.S. federal income and foreign withholding taxes on a portion of our non-U.S. subsidiaries undistributed income as of October 31, 2003 because we intend to reinvest such income indefinitely. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Cyclical and Seasonal Business and General Economic Conditions

The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics industry, computer industry and telecommunications markets, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses.

In those industry segments where we are a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to changes in their businesses and in the economy. We expect some portions of our businesses to remain cyclical in the foreseeable future. Given that a high proportion of our costs are fixed, variability in revenue as a result of these business cycles could disproportionately affect our quarterly and annual results. However, we are moving towards a more variable cost structure through the use of outsourcing partners and instituting variable pay programs for our employees in order to reduce the proportion of our costs that have typically been fixed in nature.

Additionally, we estimate that approximately 40 percent of our revenue is generated either directly from sales of components incorporated in consumer electronics, such as cell phones, cameras, games, personal computers, and printers, or indirectly from sales of test and measurement equipment used to design or manufacture and test such components or products. Sales of these consumer electronic products are concentrated during the holiday season. This seasonal pattern means that we typically experience higher revenues and orders during our fourth quarter as manufacturers ramp up production and then decline in our first quarter. We also see larger volumes of business in our fourth quarter for products that we sell to the aerospace and defense industry and the U.S. government and generally experience reduced volumes during our first quarter.

In 2001, an economic downturn reduced consumer and capital spending in most of the markets that we serve. This economic downturn continued through 2002 and has stabilized throughout 2003. More recently we have seen signs of an economic upturn, although it is uncertain as to how strongly this may be sustained in the markets we serve over the next year. Orders and revenue in our semiconductor products, automated test and life sciences business segments during 2003 increased compared to 2002. However, this is offset by the continued decline in the wireline telecommunication and general purpose test markets within our test and measurement group and a recovery in these markets is not expected for some time. In 2003, total net revenue was flat compared to 2002, but decreased 28 percent from 2001. Orders followed the same trend. In 2003, orders were flat compared to 2002, but decreased by six percent from 2001.

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of 2003, we have reduced our workforce by approximately 15,000 people (approximately 13,400 from involuntary terminations and approximately 1,600 from net attrition) to 29,000 employees.

Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited, or plan to exit in the near future, more than 110 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.3 million square feet, or about 22 percent of our worldwide property. As of October 31, 2003, we had vacated approximately 90 percent of this space, however we will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is substantially complete. We are continuing to see the estimated savings of $350 million per quarter ($300 million from the 2001 Plan and $50 million from the 2002 Plan) that was initially projected. The 2003 Plan is still being implemented, however, we have already begun to realize the expected $125 million reduction in quarterly operational costs. We expect to incur further restructuring costs and increase the savings related to the 2003 Plan in the first half of 2004.

The 2001 Plan

As a result of the economic downturn we announced a plan and reduced our workforce by approximately 8,400 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. Research and development activities were terminated on some product development initiatives, none of which were individually or in total significant to our future revenues or profitability. We also took actions to reduce the number of employees at production facilities that had experienced declining demand, such as those making equipment for the long-haul wireline business. This plan was designed to reduce costs across almost all of our administrative and support services, including sales and marketing, and to focus our production activities on those products that we believed would return us to profitability, such as those in life sciences, semiconductor test and wireless telecommunications. Our plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support services reductions across all of our businesses. We reduced production capacity dramatically for communications test product lines and for product lines in networking, especially long-haul networks. We also reduced production capacity for some personal systems, general purpose and semiconductor test product lines.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we have closed or scaled back have been recognized. We have executed all key actions under this plan, however we will continue to make lease payments over the next five years.

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

In 2002, we also took a $53 million charge for exiting a number of leased facilities. During 2003 we recorded an additional $15 million in net charges and adjustments due primarily to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through October 31, 2003 was $526 million; $154 million in 2001, $357 million in 2002 and $15 million in 2003.

A summary of restructuring activity for the 2001 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Beginning balance at July 31, 2001	$—	$—	$—	$—

Total charge	117	20	17	154

Cash payments	(65)	—	—	(65)

Ending balance at October 31, 2001	52	20	17	89

Total charge	175	53	129	357

Asset impairment	—	—	(146)	(146)

Cash payments	(210)	(10)	—	(220)

Ending balance at October 31, 2002	17	63	—	80

Total charge and adjustment (a)	—	24	(9)	15

Asset impairment	—	—	9	9

Cash payments	(17)	(25)	—	(42)

Ending balance at October 31, 2003	$—	$62	$—	$62

(a)	Represents primarily changes in estimates relating to consolidation of excess facilities arising from a decline in real estate market conditions and an adjustment recorded within property, plant and equipment, net.

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,400 as of October 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments particularly our test and measurement and semiconductor products segments. We continued to reduce the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems. We expect that the 2002 Plan will be completed by the first quarter of 2004.

We have incurred total asset impairment charges of $39 million. Asset impairment charges of $34 million recognized in 2002 relate to machinery and equipment, primarily owned by the semiconductor products group in Singapore. The equipment had been purchased in support of communications research but as a result of our restructuring plans we have decided to sell the equipment and conduct the research using existing equipment in the U.S. Asset impairment charges of $5 million recognized in 2003 primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing facility whose operations will be moved as a result of our plans to consolidate our excess facilities. However, no material charges for the consolidation of excess facilities have yet occurred under the 2002 Plan.

The cost of the 2002 Plan through October 31, 2003 was $166 million; $117 million in 2002 and $49 million in 2003.

A summary of restructuring activity for the 2002 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Beginning balance at July 31, 2002	$—	$—	$—

Total charge	83	34	117

Asset impairment	—	(34)	(34)

Cash payments	(15)	—	(15)

Ending balance at October 31, 2002	68	—	68

Total charge	44	5	49

Asset impairment	—	(5)	(5)

Cash payments	(98)	—	(98)

Ending balance at October 31, 2003	$14	$—	$14

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 4,300 as of October 31, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have and plan to exit administrative office buildings, research and development facilities, and move manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $13 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $57 million for fixed assets primarily owned by our semiconductor products segment. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity. During the third quarter, we closed a production facility in the U.K. and have substantially vacated the remaining buildings on that site except for a minor portion of the facility, which will be used for research and development. We are progressing as planned through our transition towards reestablishing production in Singapore and have entered into an agreement to sell the site to a third party. In accordance with SFAS No. 144, we measured the assets at their fair value based on the sales agreement less the cost to sell. We recorded an impairment of $27 million as a result of the significant decline in the U.K. property market.

Although we are still implementing the 2003 Plan, we have realized the expected $125 million reduction in quarterly operational costs from the reductions in salary and benefit expenses due to the workforce reductions under the 2003 Plan. As of October 31, 2003, the cost of the 2003 Plan was $308 million.

A summary of restructuring activity for the 2003 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Total charge	$238	$13	$57	$308

Asset impairments	—	—	(57)	(57)

Cash payments	(234)	(4)	—	(238)

Ending balance at October 31, 2003	$4	$9	$—	$13

Summary information for combined plans

The restructuring accrual for all plans, which totaled $89 million as of October 31, 2003 and $148 million as of October 31, 2002 (for the 2001 and 2002 Plans only), is recorded in other accrued liabilities on the consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period. We have met our expected savings goals for all of our restructuring plans. Future charges should be primarily associated with our 2003 Plan.

As our restructuring plans were all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges.

A summary of the statement of operations impact of the charges resulting from the all of the restructuring plans is shown below.

	Years ended October 31,
	2003	2002	2001
	(in millions)

Cost of products and services	$111	$210	$79

Research and development	66	56	17

Selling, general and administrative	195	208	58

Total restructuring and asset impairment charges	$372	$474	$154

Other asset impairment charges

In July 2003, we recorded an impairment charge pursuant to SFAS No. 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our test and measurement business as a result of a decline in the projected cash flows. The impairment charge has been recorded in cost of sales and selling, general, and administrative in the consolidated statement of operations.

In June 2001, we recorded a $74 million asset impairment charge with respect to our decision to cancel the development of a software system for our customer support activities. We entered into an agreement with Hewlett-Packard to extend our use of their legacy customer support systems in place of the one that we were developing. In 2002, we began to develop a new Customer Relationship Management (“CRM”) system independent from Hewlett-Packard.

We also incurred asset impairment charges primarily to write down investments that we hold on a cost basis to their fair value. Impairment charges related to these asset impairments were $15 million in 2003, $24 million in 2002 and $8 million in 2001. These impairment charges were recorded in cost and expenses and other income (expense), net in the consolidated statement of operations.

New Accounting Pronouncements

Adoption of New Pronouncements

On November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to our consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See Note 14, “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of October 31, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, were effective for our first quarter report and all subsequent quarterly and annual reports. As of October 31, 2003 and October 31, 2002, our product warranty liability was $71 million and $72 million (see Note 13, “Guarantees” of this report).

On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under this interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to October 31, 2003. Effective August 1, 2003, we have also applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Stock-Based Compensation” of this report for those disclosures.

On July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have any impact to our consolidated financial position, results of operations or cash flows.

On August 1, 2003, we adopted EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We have applied the provisions of EITF 00-21 for sales arrangements entered into after August 1, 2003. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On August 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Acquisitions

On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted. Using the purchase method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” (“APB No. 16”), the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million was being amortized over three years. At the time of acquisition, OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business. The net book value of goodwill associated with this acquisition at October 31, 2002 was $234 million. In the first quarter of 2003, we implemented SFAS No. 142 and wrote-off this goodwill. See Note 12, “Goodwill and Other Intangible Assets”.

In addition to the OSI acquisition, we acquired several other companies during 2002 and 2001, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting as defined in APB No. 16 or SFAS No. 141 depending on the date of acquisition. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have been insignificant.

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

Our consolidated financial statements reflect our healthcare solutions business as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The financial position, results of operations and cash flows of our healthcare solutions business have been classified as discontinued, and prior periods have been restated, including the reallocation of general overhead charges to our three remaining business segments. We recorded an after-tax gain of $646 million in 2001 and an after-tax loss of $10 million in 2002 as a result of the sale to Philips. In 2002, adjustments were made to the gain as a result of purchase price adjustments to reflect the final purchased net assets and additional costs that were not anticipated at the time of the sale.

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

Asset Sales

Sale of Leasing Portfolio

In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) pursuant to which we sold them substantially all of our leasing portfolio (the “CIT Group Sale”) over the course of 2000 and 2001. There was no impact on our consolidated cash flows and results of operations for the CIT Group Sale in 2003 and 2002. The impact on our consolidated cash flows and results of operations of the CIT Group Sale in 2001 is shown below.

Year Ended October 31, 2001
(in millions)

Net proceeds from the CIT Group Sale	$287

Product revenue	254

Cost of products	131

We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. This agreement has been in place since the fourth quarter of 2000.

In addition to the CIT Group Sale and the sale of the healthcare solutions business, we sold assets related to portions of our businesses to third parties during 2002 and 2001. Gross proceeds from these dispositions were $31 million in 2002 and $13 million in 2001. Gains from the dispositions, included in other income (expense), net, in the consolidated statement of operations, were $15 million in 2002 and $9 million in 2001. There were no cash proceeds or gains from these dispositions in 2003.

Sale of San Jose Land

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash, resulting in a pre-tax gain of approximately $269 million. In August 2001, we invested the proceeds in the leasehold of several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the investment in leaseholds as described above.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net loss in the periods presented. For example, the weakening of the U.S. dollar throughout 2003 led to an increase in revenue of approximately $140 million, which primarily affected Europe and Asia Pacific. However, this was offset by an increase to cost of sales of approximately $60 million and an increase to operating expenses of approximately $85 million. Our hedging activities resulted in an increase of cost of sales of approximately $12 million.

Effective November 1, 2001, we determined that the functional currency for many of our subsidiaries outside the U.S. changed from the U.S. dollar to local currency based on the criteria of SFAS No. 52 “Foreign Currency Translation”. This change did not have a material impact on our consolidated financial position as of November 1, 2001.

Indemnifications

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.7 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2003.

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

Results of Continuing Operations

The loss from continuing operations increased for a third year to $1,790 million in 2003 from $1,022 million in 2002 and $406 million in 2001. The increase in loss from 2002 to 2003 of approximately $768 million was primarily due to our provision for income taxes for 2003 which included a $1,022 million net tax provision related to our valuation allowance charge, which was offset by a reduction of $326 million of goodwill amortization charges. The increase in loss from 2001 to 2002 of approximately $616 million related to a significant decrease in revenues as a result of the weak economy, which primarily affected our key market segments and $320 million in additional restructuring charges offset by a $386 million reduction in inventory charges in 2002.

In the fourth quarter of 2003, we saw signs of a market upturn in several of our business segments. The fourth quarter orders of $1,731 million represented our highest level of orders since the first quarter of 2001. Prior to the fourth quarter, orders were stagnant for the past ten quarters at a level around $1,430 million on the average. We remain cautiously optimistic about our recent growth in orders and believe that a recovery in the economy will be gradual.

We realigned our businesses in response to weakened economic conditions. We have achieved our goal of reducing our quarterly operating cost structure to $1.45 billion. As long as revenue amounts do not fall below $1.45 billion in the long term, we believe that we will be able to sustain operational breakeven. This goal was primarily accomplished through savings generated from our restructuring plans. We have reduced our workforce to 29,000 employees from a peak of 44,000 in April 2001. We have also consolidated excess manufacturing facilities, moved many of our global shared services to lower cost regions and have outsourced selective functions and processes. We have also reduced our indirect spending by approximately $160 million. This reduction was accomplished by decreasing the number of vendors with whom we do business in order to maximize vendor discounts and by putting in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. Overall, we have decreased our operating expenses from 2002 by 19% on a dollar basis despite a $45 million increase in major information technology project costs. We are committed to maintaining this cost structure as a percentage of revenue on average throughout the business cycle. Costs incurred for the implementation of our

Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) projects were $180 million in 2003 and $146 million in 2002. We believe that we will further reduce our costs once we complete our systems implementation and are able to eliminate some of the costs associated with maintaining multiple systems. We will be focusing on reducing our costs of products and services and have moved towards a more variable cost structure through the use of outsourcing partners and instituting variable pay programs for our employees. We continue to invest in our future by maintaining significant investments in research and development.

Orders and Net Revenue

	Years Ended October 31,			2003 over 2002 % Change	2002 over 2001 % Change
	2003	2002	2001
	(in millions)

Orders	$6,084	$6,013	$6,414	1%	(6)%

Net Revenue:

Products	$5,240	$5,234	$7,485	—	(30)%

Services and other	816	776	911	5%	(15)%

Total net revenue	$6,056	$6,010	$8,396	1%	(28)%

	Years Ended October 31,			2003 over 2002 Ppts Change	2002 over 2001 Ppts Change
	2003	2002	2001

% of Total Net Revenue:

Products	87%	87%	89%	—	(2)

Services and other	13%	13%	11%	—	2

Total	100%	100%	100%	—	—

	Years Ended October 31,			2003 over 2002 % Change	2002 over 2001 % Change
	2003	2002	2001
	(in millions)

Americas	$2,347	$2,553	$3,913	(8)%	(35)%

Europe	1,214	1,154	1,772	5%	(35)%

Asia Pacific	2,495	2,303	2,711	8%	(15)%

Total net revenue	$6,056	$6,010	$8,396	1%	(28)%

Although we saw signs of a recovery in several of our end markets during the fourth quarter of 2003, orders in 2003 were flat compared to 2002. Quarterly orders were flat at a level of approximately $1,500 million from 2002 through the third quarter of 2003. During the fourth quarter of 2003, we saw a marked increase to $1,731 million, our best performance since the first quarter of 2001. Orders for semiconductor products, automated test, and life sciences and chemical analysis have reached their highest level since the early part of 2001. However, orders for our test and measurement business’ general purpose test and wireline test markets remain weak. Orders in 2003 have been driven by an increase in orders from cell phone manufacturers and consumer demand for components that are included in consumer electronics, such as cell phones, cameras, games, personal computers, printers and test and measurement solutions used in the design and manufacturing of consumer electronics. Orders in 2002 declined compared to 2001 primarily due to continued weakness in telecommunications markets, which primarily affected our test and measurement business, but the decline was partially offset by orders growth in our semiconductor products and life sciences and chemical analysis businesses.

Net revenue in 2003 was flat compared to 2002. Quarterly revenues in 2003 were flat throughout the third quarter at a level of $1,450 million. Similar to the trend in orders, we saw a sizable increase in net revenue over the third quarter of 2003 during our seasonally high fourth quarter, reaching $1,675 million. Net revenues in our automated test, semiconductor products and life sciences and chemical analysis segments increased, however this growth was offset by the continued decline in the wireline telecommunications market in our test and measurement segment. Geographically, revenue increased in Europe and Asia Pacific and declined in the U.S., Canada, Latin America (collectively referred to as the “Americas”). The decrease in the Americas was primarily a result of our customers shifting their production facilities from Americas to Asia Pacific. Growth in our Asian and European markets also contributed to the revenue increase in those regions. We expect to see further growth in Asia Pacific as companies expand their capacity and as more contract manufacturers move to these lower cost regions. We also expect to see a modest improvement in the Americas as the economy in the U.S. recovers and the excess supply of used equipment is depleted. Net revenue declined in 2002 as compared to 2001 primarily due to continued weakness in key market segments, particularly wireless and wireline telecommunications, as well as pricing pressures from both customers and competitors in the face of a weak economy. Declines in the Americas and Europe were higher than in Asia Pacific in part due to our customers buying infrastructure products in Asia.

Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting in all years, in addition to operating lease revenue in 2001. In 2003, service and other revenue increased slightly from 2002 as a result of customers servicing their installed base of products as opposed to purchasing new products. Continued slow markets in communications drove declines in product revenue in 2002; declines in service revenue for 2002 were driven by reduced contract renewal rates as an increasingly large portion of our customers have elected to receive service on a time-and-materials basis.

Costs and Expenses

	Years Ended October 31,			2003 over 2002 Ppts Change	2002 over 2001 Ppts Change
As a % of Net Revenue	2003	2002	2001

Cost of products as a percentage of product revenue	61%	64%	62%	(3)	2

Cost of services and other as a percentage of services and other revenue	70%	65%	52%	5	13

Total costs as a percentage of total net revenue	62%	64%	61%	(2)	3

Research and development	17%	21%	16%	(4)	5

Selling, general and administrative	32%	41%	32%	(9)	9

Cost of products and services and other as percentage of net revenue was relatively flat from 2002 to 2003. Cost of services and other as a percentage of services and other revenue increased by 5 percentage points while cost of products as a percentage of product revenue decreased slightly from 2002. The increase in cost of services and other was driven by increased materials consumption for our service and support businesses, especially in our automated test segment. Cost of products decreased on a dollar basis primarily due to net incremental restructuring savings of $310 million, and a reduction of inventory charges. This decrease was offset by unfavorable mix and volume impacts and the unfavorable currency impact due to the weakening of the U.S. dollar. We will be focusing on moving to a more variable cost structure through the use of selective outsourcing and our variable pay programs for our employees. Cost of products and services as a percentage of net revenue increased in 2002 compared to 2001, despite decreases in the actual dollar amounts of costs, due to the steep decline in revenue we experienced in 2002. Our fixed costs relating to continued overcapacity increase as a percentage of net revenue with any decline in net revenue. Savings in dollar terms were primarily from reduced inventory charges of $386 million and net incremental restructuring savings of approximately $194 million.

Inventory charges totaled $11 million in 2003, $74 million in 2002, and $460 million in 2001. The abnormally high charges in 2001 were the result of the rapid and steep market decline that year, which caused excess inventory of then-current products and made older products obsolete. Inventory charges in 2001 spanned the vast majority of our products and particularly impacted raw materials. Inventory charges in 2002 reflected continuing weakness in some of our largest markets, particularly in the telecommunications market. We have seen a significant decline in inventory charges in 2003 compared to 2002 primarily due to our efforts to effectively manage our inventory levels.

Research and development expenses as a percentage of net revenue decreased by 4 percentage points as a direct result of net incremental savings from our restructuring efforts of approximately $220 million and decreased indirect spending of approximately $95 million in 2003. These savings were offset by increased costs due to the weakening of the U.S. dollar of approximately $30 million. Research and development expenses as a percentage of net revenue increased in 2002 compared to 2001 as a direct result of decreased revenue. Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies in communications, electronics, life sciences and chemical analysis, none of which is individually significant to our operations. At our central research facility, Agilent Laboratories, we conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas anticipated to be important in the very long term; foundation technologies research, which enables fundamental advances across all businesses; communications research, which creates technologies to enable pervasive access to information; life sciences research, which enables new measurement solutions to facilitate the development of next-generation pharmaceuticals and molecular diagnostics; and measurement research, which provides critical advances in test and measurement electronics and systems. The research at Agilent Laboratories represents less than 10% of Agilent’s consolidated spending on research and development and is intended to be relatively high in technical risk and to be the foundation for future products over a longer time horizon, generally five to ten years out. The majority of our research and development is nearer term and occurs in Agilent’s four business segments. This research and development is aimed at improving the more than 20,000 products already in production and on new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses and at Agilent Laboratories, it is difficult to quantify the impact of any specific products or projects. We are committed to bringing new products to the market and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share when the economy recovers.

Selling, general and administrative expenses as a percentage of net revenue decreased 9 percentage points in 2003 compared to 2002. Selling and general and administrative expenses declined primarily due to a decrease in goodwill amortization and impairments of $326 million. The decline was also driven in part by a decline in indirect spending of $55 million, and incremental net restructuring savings of approximately $170 million, which were partially offset by increased costs due to the weakening of the U.S. dollar. Selling, general and administrative expenses as a percentage of net revenue increased in 2002 compared to 2001, despite reductions in overall spending, due to the significant decline in net revenue. Overall our spending on selling, general and administrative expenses in 2002 was $250 million lower than in 2001 as a result of savings from the 2001 Plan, despite an increase of approximately $89 million in expense for our ERP and CRM systems.

At October 31, 2003, our headcount was 29,000 compared to 36,000 in 2002 and 41,000 in 2001. We expect to recognize additional net savings from restructuring savings throughout the first half of 2004.

Loss from Operations

	Years Ended October 31,			2003 over 2002 Change	2002 over 2001 Change
	2003	2002	2001
	(in millions)

Loss from operations	$(725)	$(1,607)	$(778)	55%	(107)%

Operating (deficit) margin	(12)%	(27)%	(9)%	15 points	(18) points

The loss from operations in 2003 was $725 million, a decrease of approximately $882 million. The decrease was primarily due to a decrease in goodwill amortization and impairments of $326 million, decreased spending on indirect expenses of approximately $160 million, decreased inventory charges of $63 million and net incremental savings from our restructuring plans.

Our increased loss from operations in 2002 compared to 2001 was a direct result of the decline in revenue that we experienced, as well as increases in restructuring and asset impairment charges related to restructuring. The increase of $829 million in our loss from operations in 2002 was less than 35 percent of our total revenue decline of $2,386 million.

Other Income (Expense), Net

	Years Ended October 31,			2003 over 2002 % Change	2002 over 2001 % Change
	2003	2002	2001
	(in millions)

Other income (expense), net	$35	$60	$301	(42)%	(80)%

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet remeasurement, our share of income from joint ventures and equity investments and other miscellaneous items. Other income (expense), net decreased by $25 million in 2003 compared to 2002. This decrease was driven primarily by a decrease in net interest income of $17 million as interest rates and cash decreased. Other income (expense), net decreased $241 million in 2002 over 2001. This decrease primarily related to a $269 million gain for the sale of land in San Jose, California in 2001. Excluding this impact, other income (expense), net increased $28 million in 2002 compared to 2001. This net increase was primarily due to reduced losses on equity investments, increased interest income from cash deposits and reduced interest expense due to the pay down of commercial paper following the sale of our healthcare solutions business. These increases were partially offset by approximately $34 million of interest expense for our convertible debt issued in early 2002.

We sold assets related to portions of our businesses to third parties during 2003, 2002 and 2001. Gross proceeds from these dispositions were zero in 2003, $31 million in 2002 and $13 million in 2001. Gains from the dispositions, included in other income (expense), net in the consolidated statement of operations, were $5 million in 2003, $15 million in 2002 and $9 million in 2001.

Tax Valuation Allowance and Provision (Benefit) for Taxes

	Years Ended October 31,
	2003	2002	2001
	(in millions)

Provision (benefit) for taxes	$1,100	$(525)	$(71)

Our provision for taxes included a non-cash charge recorded during the third quarter of 2003 to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003, resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for 2003; the valuation allowance essentially eliminated our net deferred tax assets. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets in the U.S. and the U.K. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance in these jurisdictions. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. See Accounting for incomes taxes in our Critical Accounting Policies and Estimates.

For 2003 the effective tax rate was affected by the charge for a valuation allowance. For 2002 and 2001, the effective tax benefit rate was 34 percent and 19 percent, respectively. In 2002 compared to 2001, the higher benefit rate was due to the relatively higher loss from continuing operations. Taxes on the sale of our healthcare solutions business in 2001 were reflected in gain from sale of discontinued operations.

Our future effective tax rate will continue to be calculated using our projected annual pre-tax income or loss and taxes imposed by various jurisdictions and will be affected by changes in valuation allowance, research and development tax credits, the expected level of other benefits, the effects of business acquisitions and dispositions as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Segment Results

For 2003, we changed the method by which costs and operating expenses have been classified and allocated to the business segments, and we are presenting our Automated Test business as a separate segment. Prior period (loss) income from operations have been restated accordingly. Management measures the profitability of each of the business segments after excluding goodwill, other intangible amortization and items such as restructuring charges. Such items are discussed at the enterprise level above.

General Infrastructure and Shared Services

Overall we have significantly decreased our infrastructure costs primarily through our restructuring plans. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services, decreased the spaces that we occupy in our sales and administrative buildings and moved some of our global shared services operations sites to lower cost regions. Incremental savings for infrastructure costs associated with restructuring plans were approximately $210 million. Cost savings related to restructuring our infrastructure were allocated to all businesses.

In addition to the restructuring programs, we implemented cost controls to reduce our indirect spending costs. We put in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. We have also streamlined our procurement process by decreasing the number of vendors with which we do business in order to maximize vendor discounts with preferred suppliers. Incremental savings associated with these new processes were approximately $160 million, which were also allocated to all businesses.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. Our communications test solutions generated approximately two-thirds of test and measurement revenues in 2003 while our general purpose test solutions generated approximately one-third. Overall orders activity over the last 12 quarters indicates that the markets for our test and measurement products remain weak. Orders dropped dramatically during 2001 and have continued to trend more gradually downward through 2002 and 2003. Declines in all three years were generally the result of a weak market for telecommunications products and price competition.

Orders and Net Revenue

	Years Ended October 31,			2003 over 2002 Change	2002 over 2001 Change
	2003	2002	2001
	(in millions)

Orders	$2,413	$2,549	$3,569	(5)%	(29)%

Net revenue from products	$2,135	$2,219	$4,036	(4)%	(45)%

Net revenue from services and other	394	393	511	0%	(23)%

Total net revenue	$2,529	$2,612	$4,547	(3)%	(43)%

(Loss) income from operations	(315)	(710)	52	56%	N/M(a)

Operating margin (deficit)	(12)%	(27)%	1%	15 points	(28) points

(a)	Not meaningful

The decrease in orders in 2003 compared to 2002 was affected by low order volume in the first quarter due to the acceleration of orders that occurred in the fourth quarter of last year and the overall weak economy. Generally, our decline in orders performance has been driven by the continued deterioration of the wireline communications market, pricing pressures, the competitive pressures of the used equipment market and continued reduction in capital expenditure spending by telecommunications providers. We saw strong performance in our wireless handset test business offset by continued weakness in the wireless infrastructure market. We saw some weakness in aerospace defense compared to a year ago (down 7 percent) as U.S. customers focused on military operations rather than equipment modernization. General purpose test showed signs of a recovery driven by rising demand for our new high-end oscilloscope product lines yet ended the year down 4 percent from one year ago because of relative weakness in services and support. The decrease in 2002 over 2001 was the result of a weak market for telecommunications products.

Net revenue of $2,529 million for 2003 declined 3 percent compared to 2002, essentially following the same trends as orders. The decline in net revenue for 2003 compared to 2002 was primarily the result of the slowdown in the telecommunications industry partially offset by favorable currency impact of $53 million. Looking ahead, approximately 30 percent of our test and measurement business’ revenues are tied to consumer electronics, primarily wireless test. The decline in net revenue for 2002 compared to 2001 was primarily due to deterioration of the telecommunications market. The slowdown was particularly sharp in the second half of 2001 as we became increasingly dependent on incoming orders, which declined in virtually all of the product lines of our test and measurement businesses. Net revenue from services and other primarily remained unchanged in 2003 compared to 2002 while net revenue from products dropped about 4 percent due to the weak telecommunications market. Net revenue from services and other declined less dramatically than product revenue in 2002 compared to 2001 despite customers increasingly moving away from contracts and towards service on a time-and-materials basis; service revenue is generally more stable than product revenue in difficult market conditions.

Costs and Expenses

The following table shows the percentage point (decrease)/increase in our test and measurement business’ costs and expenses as a percentage of net revenue for 2003 versus 2002 and 2002 versus 2001.

(Decrease)/Increase as a % of Net Revenue	2003 over 2002 Ppts Change	2002 over 2001 Ppts Change

Cost of products and services	(4)	7

Research and development	(5)	8

Selling, general and administrative	(5)	13

Over the past two years, we have implemented cost reduction and restructuring plans to help the company achieve a $1.45 billion operating cost structure. Our test and measurement segment ended 2003 with approximately 11,900 employees, a decrease of approximately 3,900 employees from one year ago and 7,100 employees from two years ago. We have transferred our manufacturing lines to lower cost regions, scaled down various manufacturing sites and increased the level of outsourcing of production of our products. Our restructuring efforts provided approximately $378 million of savings. We also reduced our indirect expenses by $61 million, or 17 percent in 2003 compared to 2002.

Cost of products and services as a percentage of net revenue decreased in 2003 over 2002 primarily due to consolidation of manufacturing sites, transfer of some manufacturing lines from Sonoma, California to Penang, Malaysia, and outsourcing of production activities such as the printed circuit assembly boards. Overall, our restructuring efforts provided $140 million of savings. The decrease was also attributable to $62 million of reduced inventory charges. These reductions were offset by a $41 million increase due to changes in the mix of products we sold from relatively higher margin to relatively lower margin offerings, erosion in average selling prices, and an unfavorable currency impact of $21 million. The increase in 2002 compared to 2001 was primarily due to an overall decrease in net revenue offset by a decrease of $205 million in inventory charges. Inventory charges totaled $8 million in 2003 compared to $69 million in 2002 and $275 million in 2001. Inventory charges in 2003 were primarily the result of decisions made to discontinue or exit several weak product families in the wireline market as we continued to rebalance our business portfolio. Inventory charges in 2002 primarily affected optical communications measurement products, inventory and raw materials. Inventory charges in 2001 resulted from the rapidly deteriorating conditions in the telecommunications and electronics markets, which hastened the obsolescence of older products; the charges affected parts for the majority of all product types.

Research and development expense as a percentage of net revenue decreased in 2003 from 2002. On a dollar basis, expenses were down 25 percent, predominantly due to $132 million of restructuring savings and a $23 million reduction in indirect expenses. We have achieved some market share gains resulting from new product introductions such as our high-end oscilloscopes. We expect that much of our future growth will be generated through growing markets such as the wireless test markets. Research and development expense as a percentage of net revenue increased in 2002 from 2001 due to the overall decrease in net revenue. On a dollar basis, expenses were down 10 percent for the year, predominantly as a result of restructuring savings and from delays and reductions in the rate and number of new product introductions.

Selling, general and administrative expenses as a percentage of net revenue decreased in 2003 compared to 2002 due to $106 million in restructuring savings, efficiencies gained from our ERP implementation and $45 million reduction in indirect expenses. We expect further savings once we actually complete our ERP implementation and are able to eliminate some of the costs associated with maintaining multiple systems. These reductions were partially offset by an unfavorable currency impact of $42 million. On a dollar basis in 2003, expenses were down 15 percent. Selling, general and administrative expenses as a percentage of net revenue increased in 2002 compared to 2001 due to the overall decrease in net revenue. On a dollar basis in 2002, expenses were down 18% compared to 2001 due to restructuring savings.

(Loss) Income from Operations

Losses decreased by $395 million in 2003 compared to 2002 even as net revenue declined 3%. Aggressive restructuring resulted in favorable comparable results, mainly driven by restructuring savings and lower inventory charges. These favorable results were offset slightly by reduced revenue and changes in the mix of products we sold, from relatively higher margins to relatively lower margin offerings. The restructuring plans contributed approximately $378 million in savings and headcount was reduced by 25 percent in 2003. Savings resulted from reductions in employee-related costs and from shifting manufacturing and sales into lower-cost geographic regions. We anticipate further headcount reduction in test and measurement throughout the first half of 2004 until completion of the restructuring programs currently underway. Reduced revenue also drove the loss from operations in 2002 compared to 2001; weak sales overcame significant new product wins and restructuring savings during 2002.

Automated Test

Our automated test segment provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. Following the industry bubble of 2000, the main driver of our customers’ business has visibly shifted from communication, IT, networking, and internet infrastructure to consumers who are driving the market for PC’s, cell phones, electronic games, and similar consumer electronics. Orders and net revenue have trended upward. The second half of 2003 showed marked improvement in our loss from operations. We are seeing strength, particularly in the semiconductor test markets, based on design wins we have achieved and due to the extent to which our installed product base is being used.

Orders and Net Revenue

	Years Ended October 31,			2003 over 2002 Change	2002 over 2001 Change
	2003	2002	2001
	(in millions)

Orders	$845	$745	$452	13%	65%

Net revenue from products	$604	$572	$727	6%	(21)%

Net revenue from services and other	151	134	158	13%	(15)%

Total net revenue	$755	$706	$885	7%	(20)%

Loss from operations	(34)	(70)	(128)	51%	45%

Operating deficit	(5)%	(10)%	(14)%	5 points	4 points

Semiconductor test equipment markets grow when new customer products requiring new test capability achieve volume production. Orders in 2003 increased compared to 2002 primarily due to increasing strength in the semiconductor test market as customers started to build increased production capacity for next generation devices. This increase was mainly driven by demand for customer products in computation (PC chip sets, graphics) and networking, digital consumer products and wireless products. In the fourth quarter of 2003, our automated test segment reached its highest level of quarterly orders since the fourth quarter of 2000 and has continued to achieve market growth through design wins. We anticipate that this upturn in the second half of 2003 may be the beginning of a recovery.

The growth in orders for 2002 compared to 2001 was mainly driven by design wins in the U.S. and by expanded production in the SCMs (Semiconductor Contract Manufacturers) in Asia, particularly for our SOC (system-on-a-chip) business. Growth was also driven by the IDMs (Integrated Design Manufacturers). We introduced the V4400 Flash Memory product (new generation platform for Flash memory test) in 2001 which contributed to the 2002 growth of the Flash memory test business. Orders in 2001 were adversely impacted by $215 million cancellations at the end of the strong market cycle in 2000.

The increase in net revenue for 2003 compared to 2002 was the result of increased sales of our products across the board in semiconductor test (flash memory, system-on-a-chip) and electronic manufacturing test markets. Semiconductor test grew seven percent and electronic manufacturing test also grew seven percent. Support and services revenue increased 13 percent. Support and services includes the sale of up-time support for hardware and software, and the sale of services (training, application development and test consulting), for new installations and our installed base.

Net revenue in 2002 compared to 2001 decreased by 20 percent. Net revenue in 2001 included $93 million for the sale of the lease portfolio to CIT. Net revenue from our semiconductor test products (without the leasing impact) showed a two-percent increase driven by SOC and flash memory products. Although service and support net revenue declined 15 percent from 2001, the share of total net revenue increased to 19 percent from 18 percent in 2001. Net revenue from our electronic manufacturing test products declined 50 percent from 2001. Service revenue tends to be more stable than product revenue because service revenues reflect services offered on an installed base of products, which does not shift as quickly as orders or revenue for products and furthermore, support revenue is recognized over the life of the service contract. Service revenue declined in 2002 following the decline in product orders during 2001. Support revenue lags hardware sales due to the warranty period following hardware sales and the method of revenue recognition. Support and services contracts sold with systems during the industry boom of 2000 were recognized as revenue ratably over the subsequent 12 months, resulting in support and service revenue growth in 2001. System sales declined in 2001 and service revenue decreased in 2002. The second half of 2002 saw strong hardware sales.

Costs and Expenses

The following table shows the percentage point (decrease)/increase in our automated test segment’s costs and expenses as a percentage of net revenue for 2003, 2002 and 2001.

(Decrease)/Increase as a % of Net Revenue	2003 over 2002 Ppts Change	2002 over 2001 Ppts Change

Cost of products and services	2	(10)

Research and development	(2)	2

Selling, general and administrative	(6)	3

As a part of the effort to achieve a company break-even cost structure, our automated test segment ended this fiscal year with approximately 2,300 employees, a decrease of approximately 500 employees from one year ago and 1,000 employees from two years ago. The automated test segment does not anticipate the need for further workforce reductions.

Cost of products and services as a percentage of net revenue increased in 2003 compared to 2002. Savings from cost controls, and efficiencies from outsourcing to contract manufacturers were offset by the mix of products and competitive pricing pressure. In 2002, IDMs, design houses, and contract manufacturers focused on buying technology capability through high margin testers. However in 2003, as we saw signs of economic recovery, they have started adding capacity and are starting to buy more focused cost effective systems. Discount increases affected the majority of our products and were the result of pressure from competitors and customers in the face of a tough economy.

Cost of products and services as a percentage of net revenue decreased in 2002 compared to 2001 primarily due to the $90 million of inventory charges in 2001.

We sold $8 million of inventory in 2003 that was previously reserved compared to $4 million in 2002. The reduction in inventory charges for 2003 and 2002 is the result of sales of inventory previously written off in our semiconductor test product lines and due to our efforts to effectively manage our inventory levels.

Research and development expenses as a percentage of net revenue decreased two percentage points from 2002. On a dollar basis expenses were down four percent for the year. The decrease in research and development was due to aggressive cost controls put in place, which focused our efforts on more strategic opportunities to align our business with available markets. The increase in research and development expenses as a percentage of net revenue in 2002 compared to 2001 was due to the revenue decline exceeding the decline in research and development. On a dollar basis, research and development decreased 11 percent from 2001.

Selling, general and administrative expenses as a percentage of net revenue decreased six percentage points in 2003 compared to 2002, while on a dollar basis, expenses were down nine percent. The decrease reflects our success in controlling discretionary spending. In 2002, selling, general, and administrative expenses as a percentage of net revenue were up compared to 2001. The increase in selling, general, and administrative expenses as a percentage of net revenue in 2002 compared to 2001 was due to the revenue decline exceeding the decline in selling, general and administrative expenses. On a dollar basis, selling, general, and administrative expenses decreased 14 percent from 2001.

Loss from Operations

In 2003, our automated test segment reduced operating losses by 51 percent compared to 2002 while revenue increased 7 percent. Automated test returned to profitability in the second half of

2003 from one year ago. The reduction in loss from operations in 2003 compared to 2002 was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising from outsourcing to contract manufacturers contributed to the return to profitability in the second half and improvement for the year. The reduction in loss from operations in 2002 compared to 2001 was primarily due to the fact that we had no inventory write-offs, and to our restructuring efforts. The success of restructuring helped offset the 20 percent decline in net revenue.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers for sending and receiving data over high-speed networks and integrated circuits (“ICs”) for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. In 2003 and 2002, about two-thirds of the semiconductor products business came from customers in consumer electronics markets.

Overall, we experienced broad-based growth in our semiconductor products business, reflective of the upturn that we have seen in the worldwide semiconductor market as well as our success in the mobile phone market and enterprise storage and networking market. Orders, on average, have been trending upward over the last 12 quarters, with average quarterly orders increasing from $323 million in 2001, to $392 million in 2002, to $413 million in 2003. These orders, though, have been subject to continued pricing pressures. Even with these pressures, we returned to profitability in our seasonally strong fourth quarter of 2003 due to our restructuring activities and continued cost control measures.

Orders and Net Revenue

	Years Ended October 31,			2003 over 2002 Change	2002 over 2001 Change
	2003	2002	2001
	(in millions)

Orders	$1,652	$1,568	$1,290	5%	22%

Net revenue	$1,586	$1,559	$1,850	2%	(16)%

Loss from operations	(59)	(115)	(222)	49%	48%

Operating deficit	(4)%	(7)%	(12)%	3 points	5 points

Orders for our semiconductor products in 2003 increased by 5 percent over 2002. In 2003, orders for the personal systems market grew by 3 percent, primarily driven by increased orders for our embedded camera modules, FBAR duplexers and E-pHEMT power modules for mobile phones. By the fourth quarter of 2003, we were producing more than 2 million FBAR duplexers per month, compared to one million per month at the end of 2002, and over one million E-pHEMT power amplifiers per month, with insignificant production at the end of 2002. In addition, orders for optical mice showed significant growth over last year. Orders for our couplers also were strong in 2003. As expected, orders for hardcopy application specific integrated circuits (“ASICs”), dropped sharply throughout the year. Excluding hardcopy ASICs, the personal systems market grew by 23 percent compared to 2002. Within our networking market, orders grew 10 percent compared to 2002, driven by strength in networking ICs and modest growth in fiber optics. Networking ICs orders were driven by strong growth in storage and networking ASICs and Application-Specific Standard Products (“ASSPs”). In fiber optics we saw strong demand for our Ethernet products and received orders from new customers for our Fibre Channel transceivers sold primarily to storage networking customers.

The overall increase in orders for 2002 compared to 2001 was the result of growth in our personal systems products, partially offset by reductions in our networking products. In personal systems, we saw orders growth of 50 percent for our imaging products and 33 percent for general optoelectronic components while orders for our wireless products were flat from the prior year. The growth in our imaging products benefited from an unexpected one-time increase in these ASIC orders from Hewlett-Packard in 2002 when some of their other suppliers failed to meet demand and we were able to capture additional business. In networking, our optical products declined 11 percent compared to 2001 while our smaller overall orders for integrated circuits grew 20 percent.

Revenue was up 2 percent in 2003 compared to 2002. Moreover, revenues increased each quarter from the first quarter through the fourth quarter in 2003. The growth was driven by strength in the camera modules used in mobile phones and optical mice products, wireless components, networking ASICs, and couplers. Currency had a favorable impact on revenue growth as well. This growth, however was offset in part by the decline in hardcopy ASIC products. Semiconductor markets remained highly competitive resulting in the erosion of average selling prices across all product lines.

Fiscal years 2001 and 2002 were periods of declining orders and revenues due to end market decrease in demand. Non-recurring royalty revenue relating to changes in our agreement with Adaptec Inc. in 2001 also contributed $35 million to the decrease in the comparison between 2002 and 2001. No individual new product had a material impact on results in 2002.

Revenue from sales to Hewlett-Packard, consisting primarily of hardcopy ASICs and motion control products, represented 20 percent of the business’ total net revenue for 2003, down from 33 percent in 2002 and 31 percent in 2001. The previously-mentioned decline in the Hewlett-Packard hardcopy ASICs business and growth in other products caused revenue from Hewlett-Packard sales to drop as a percentage of total net revenues. We expect this decline to continue into 2004. However, we are offsetting this reduction with growth in existing mobile and networking products and new product introductions to other customers.

Looking forward to 2004, we anticipate order and revenue growth across a wide-range of products in our personal systems and networking markets. In the personal systems market, demand for consumer products, such as mobile phones, is expected to drive growth in our camera modules, analog front-end modules, and optoelectronic components. On the networking side, networking ASICs and ASSPs should benefit from expected growth in enterprise storage and networking in 2004.

Costs and Expenses

The following table shows the percentage point increase or decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for 2003 versus 2002 and 2002 versus 2001.

Increase/(Decrease) as a % of Net Revenue	2003 over 2002 Ppts Change	2002 over 2001 Ppts Change

Cost of products	2	(6)

Research and development	(4)	—

Selling, general and administrative	(2)	1

Over the past two years we have implemented cost-reduction and restructuring plans to return us to profitability and attain operational excellence. We shut down several fabrication facilities in the United States and Europe and moved to a flexible, variable cost structure, with more than 70 percent of our manufacturing outsourced. We reduced indirect expenses by $37 million, or 17 percent, in 2003 compared to 2002. Other cost control actions include the reduction of direct material costs, the cancellation of several long-term research and development projects, and system savings generated by full implementation of the ERP system as multiple outdated systems were turned off. In 2003 and 2002, we reduced average headcount by 13 percent per year compared to 2002 and 2001, respectively. Overall savings from restructuring in 2003 totaled about $400 million for the full year and in 2002 totaled $250 million for the full year.

Cost of products as a percentage of net revenue increased slightly in 2003 compared to 2002, as restructuring savings, lower infrastructure costs, and better yields on new products were offset by erosion in our average selling prices. The rate of erosion was relatively stable in all product lines. The erosion of average selling prices of established products is typical of the industry and improvements in pricing must be based on new products. Consistent with trends in the semiconductor markets, we anticipate that average-selling prices will continue to deteriorate in 2004. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions. The decrease in cost of products as a percentage of net revenue in 2002 compared to 2001 despite overall reduced revenue was a direct result of the 2001 Plan; savings from restructuring reduced total cost of products by approximately $170 million for the year.

The sale of previously-written-down inventory, due to unanticipated demand for products previously considered to be unmarketable, also impacted the comparison. Specifically, in 2003 we sold $5 million in inventory that we had previously written down. This inventory was for general fiber optics, image sensors, and base optoelectronic products. However, in 2002 we sold $18 million of previously-written-down inventory, primarily for imaging and navigation, general fiber optics, telecom fiber optics, and hardcopy ASICs products. In 2001, we had inventory charges of $83 million due to the dramatic decline of market conditions; the charges affected raw materials used in all of our major products, including imaging and navigation, telecom fiber optics, general fiber optics, hardcopy ASICs and couplers.

The decrease in research and development expenses and selling and general administrative expenses as a percentage of net revenue in 2003 compared to 2002 was primarily a result of restructuring efforts, lower infrastructure costs, and the previously mentioned cost control activities. As mentioned above, we also experienced cost savings from the implementation of our ERP system. In spite of these actions, investments are being focused on key markets. Research and development and selling and general administrative expenses as a percentage of net revenue were flat for 2002 compared to 2001.

Loss from Operations

The 2003 operating loss of $59 million improved by $56 million compared to 2002, even though revenue increased by only $27 million. The improvement in operating results was primarily the result of the previously-mentioned restructuring and cost reduction activities and increased demand for new products, which offset erosion in our average selling prices. The reduced loss from operations in 2002 compared to 2001 was the result of reduced inventory charges and our cost containment measures.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Overall, orders grew 2 percent in 2003 compared to 2002. In the first half of this fiscal year, order performance was negatively impacted by weakness in the U.S., uncertain geopolitical conditions, and conservative capital spending from our pharmaceutical customers. Orders performance improved in the second half of this fiscal year, resulting from a recovery across our markets. In 2003, the primary driver for growth in life sciences product revenue was the strong acceptance of new products. The primary driver of revenue growth in chemical analysis for 2003 was Asian economic development, and an improvement in our markets in the second half of this fiscal year.

Orders and Net Revenue

	Years Ended October 31,			2003 over 2002 Change	2002 over 2001 Change
	2003	2002	2001
	(in millions)

Orders	$1,174	$1,151	$1,103	2%	4%

Net revenue from products	$915	$884	$872	4%	1%

Net revenue from services and other	271	249	242	9%	3%

Total net revenue	$1,186	$1,133	$1,114	5%	2%

Income from operations	148	140	92	6%	52%

Operating margin	12%	12%	8%	—	4 points

The increase in orders in 2003 compared to 2002 was driven by growth in both Asia and in new technology areas such as gene expression and bioconsumables. Although purchases from large pharmaceutical customers improved in the second half of 2003, customer spending remained mixed. In our chemical analysis business, the primary driver of growth was Asian government spending on infrastructure. Orders in Asia grew 17% this year, primarily for products in environmental and foods markets. We expect that recently released and planned new products will continue to produce orders growth in the coming year.

The increase in orders in 2002 compared to 2001 was the result of the overall orders growth in both our chemical and life sciences business. Orders growth in the chemical analysis markets resulted from U.S. government spending in homeland security and Asian government spending on infrastructure. In our life science markets, new technologies drove improved order performance.

Revenue grew five percent in 2003 compared to 2002. The increase in revenues resulted from growth in Asia, gene expression products and currency effects, offset by a weak first half performance in the U.S. In life sciences, increased revenue was driven by our introduction of new technologies. Our chemical analysis markets continue to grow, driven by Asian government spending on infrastructure. The increase in net revenue for 2002 compared to 2001 was the result of increased sales of our products in both the life science and chemical analysis markets. In life sciences, increased revenue was driven by growth in new technology areas such as microarray and chemchips, but overall weakness in pharmaceutical industry spending continued. Growth in the chemical analysis markets was driven by U.S. government spending on homeland defense and Asian government spending on infrastructure.

Costs and Expenses

The following table shows the percentage point decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for 2003 versus 2002, and 2002 versus 2001.

Decrease as a % of Net Revenue	2003 over 2002 Ppts Change	2002 over 2001 Ppts Change

Cost of products and services	—	(2)

Research and development	—	—

Selling, general and administrative	—	(2)

During 2003, our life sciences and chemical analysis business enacted selective restructuring actions, which were not a significant part of Agilent’s restructuring plans. Cost of products and services as a percentage of net revenue was flat for 2003 compared to 2002. Savings from restructuring programs were offset by increases in wages, restoration of full pay, and information technology expenses associated with our ERP implementation. Cost of products and services as a percentage of net revenue was down slightly in 2002 compared to 2001 due to tight expense management and cost reductions, improved management of inventories and reductions in infrastructure expenses.

Inventory charges totaled $3 million in 2003 compared to $5 million in 2002 and $12 million in 2001. The slightly increased inventory charge run rate in 2001 compared to 2003 and 2002 was due to product obsolescence and some consolidation of our warehouses to increase efficiency.

Research and development expenses as a percentage of net revenue were flat across all periods. We maintained our spending in research and development in line with our strategy of making investments in our markets. Selling, general and administrative expenses as a percentage of net revenue were flat in 2003 compared to 2002. Savings from restructuring activities was offset by wage increase, restoration of full pay, and ERP implementation expenses. Decrease in selling, general and administrative expenses as a percentage of net revenue for 2002 compared to 2001 reflected our efforts to reduce cost structures and discretionary expenses.

Income from Operations

The increase in income from operations in 2003 compared to 2002 was primarily due to increase in revenue. Operating profit as a percentage of revenue was flat in 2003 compared to 2002. Increased expenses from wage increases, restoration of full pay, and ERP implementation was offset by savings generated from our restructuring activities. The increase in income from operations in 2002 compared to 2001 was primarily due to increased revenue and continued cost controls.

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

The following table shows the detailed results of operations of our discontinued healthcare solutions business for 2001. These results are also included in our consolidated statement of operations as net income from discontinued operations for the year ended 2001.

Year Ended October 31, 2001(a)
(in millions)

Net revenue	$765

Costs and expenses	747

Income from discontinued operations	18

Other income (expense), net	3

Income from discontinued operations before taxes	21

Provision for taxes	15

Net income from discontinued operations	$6

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

Financial Condition

Liquidity and Capital Resources

Our financial position remained strong at October 31, 2003, with cash and cash equivalents of $1,607 million.

Net Cash Used in Operating Activities

We used cash from continuing operations of $144 million in 2003 compared to $585 million used in 2002. We spent $379 million on restructuring activities in 2003, primarily in the form of severance payments, compared to $235 million in fiscal 2002. We generated cash from continuing operations of $229 million in the last quarter of 2003 including $82 million spent on restructuring activities. We expect to generate cash from continuing operations in 2004 even after our investments in property, plant and equipment.

In 2003, accounts receivables generated cash of $55 million versus cash used of $139 million in 2002. In 2003, accounts payable generated cash of $74 million versus cash used of $89 million in 2002. Cash generated from inventory was $169 million in 2003 compared to $244 million in 2002. Inventory days on hand were relativity flat as of the end of 2003 and 2002 at 93 and 92 days, respectively.

We used $91 million of cash in 2003 to fund our U.S. defined benefit plan and contributed $127 million to our international defined benefits plans. Cash contributions in 2003 were approximately $29 million or 15 percent greater than in 2002. In 2004, we expect our various benefit plan funding requirements to decrease. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status.

In accordance with SFAS No. 142 in the first quarter of 2003, we ceased recording amortization expense for goodwill. Approximately $326 million of goodwill amortization was recorded in 2002 and none in 2003. This is the primary cause of the decline of depreciation and amortization, which decreased from $735 million in 2002 to $362 in 2003. We had a non-cash charge of $268 million related to the adoption of SFAS No. 142 in the first quarter of 2003.

Our provision for income taxes for 2003 included $1.0 billion net tax provision related to a valuation allowance charge. See Note 4, “Tax Valuation Allowance and Provision (Benefit) for Taxes” in Item 15 of this report for further information on income taxes and the valuation allowance. Tax refunds of approximately $131 million were received in 2003. We also paid income taxes in some jurisdictions, amounting to $122 million in 2003.

Net Cash Used in Investing Activities

Net cash used in investing activities for 2003 was $203 million compared to $71 million in 2002. Investments in property, plant and equipment continue to decrease to $205 million, a decrease of $96 million. The majority of the property, plant and equipment purchases were related to our investments in information technology programs such as the ERP and CRM systems and the development of our website. The total cash outlays for these three initiatives were $209 million in 2003 compared to $281 million in 2002 and $164 million in 2001. We estimate the total cash outlays in 2004 for these initiatives will be approximately $72 million. In 2002, we received a lease prepayment of $237 million. Cash used for investments in property, plant and equipment has decreased driven by our overall strategy of tight spending controls and cash conservation.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for 2003 was $110 million compared to $1,243 million in 2002. In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of three percent senior convertible debenture due 2021. In December 2004, we have an option to redeem the debt in cash. If we choose to redeem the debt, the holders may elect to receive common stock at the initial conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on these financing arrangements and we have no other material guarantees or commitments. See Note 16, “Other Accrued Liabilities” in Item 15 of this report for further information on our non-cancelable operating leases.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.

On February 7, 2003 Standard and Poor’s Rating Services lowered its corporate credit and senior note ratings for Agilent to “speculative grade” status, from BBB minus to BB. On May 22, 2003 Moody’s Investors Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2. Moody’s also assigned our company a first time senior implied rating of Ba2. Both Moody’s and S&P attached a “negative outlook” to their ratings. The downgrades do not have any immediate material impact on our liquidity as we do not have any outstanding credit facilities nor do we anticipate any third party funding needs in the near future. There are no financial covenants related to our senior unsecured convertible notes. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for 2004.

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of October 31, 2003.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the industries into which we sell our products, remain depressed or do not continue to recover.

The economic downturn resulted in reduced purchasing in many of the markets that we serve worldwide. The communications industry, especially wireline communications, remains in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Recently several segments of the semiconductor and electronics industries stabilized and demonstrated growth in the most recent quarter. However, the sustainability of this market recovery during the next year is uncertain and demand in our markets remains volatile so the underlying trend is uncertain. Pricing pressures and competition remain intense, which could reduce our gross margins and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. In addition, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for sustaining profitability. Also, in such an environment, pricing pressures could intensify, and if we were unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for us to “speculative grade” status, from BBB minus to BB, with a negative rating outlook and on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If these ratings are not upgraded or are further downgraded, we would be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

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

In calendar year 2001, we announced plans to reduce our workforce by approximately 8,000 people. This reduction was substantially completed at the end of the fourth quarter of 2002. In August 2002, we announced approximately 2,500 additional job cuts and in February 2003 another 4,000, which are substantially complete. About 7,000 employees left the company in fiscal year 2003, including approximately 1,000 in the fourth quarter, which numbers include workforce reductions, attrition, divestitures and other departures.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, our delay in restructuring savings, especially in our non-people-related costs, adversely affected our results for the second quarter of 2003. If we are not able to reduce our non-people-related costs in accordance with our previous plans, we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than they otherwise might be.

Failure to adjust our purchases due to changing market conditions or failure to estimate our customers’ demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. During a market upturn, our results could be materially and adversely impacted if we cannot increase our purchases of supplies or components parts quickly enough to meet increasing demand for our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. By contrast, in order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts as demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $460 million of inventory-related charges, and in the twelve months ended October 31, 2002, we incurred approximately another $74 million in inventory-related charges. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

We are continuing to implement new information systems, and problems with the design or implementation of these new systems have interfered and could further interfere with our operations.

We are in the process of implementing new information systems to eventually replace our current systems, which are largely based on legacy systems that were created when we were a part of Hewlett-Packard. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. For example, following the first phase of our enterprise resource planning software implementation, we experienced difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. During 2004, we plan to continue implementation at additional sites. As we continue our implementation and add additional functionality, our operations could be further disrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected. In addition, our future revenue and profit projections could be inaccurate if we have misjudged the realization of potential future savings from the new systems.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the senior convertible debentures.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. These results are also dependent on the seasonal and cyclical nature of our end markets such as consumer electronics, including cell phones. For example, throughout 2002, the continued low levels of orders significantly affected our ability to efficiently plan production and inventory levels, which led to fluctuations in operating results. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock and the debentures.

Our income may suffer if demand does not match our manufacturing capacity.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our income. Conversely, if during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

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

As part of efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing of manufacturing, mostly lower level assemblies and sub-assemblies. If our third-party manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of third-party contractors could impair our ability to operate effectively. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

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

We are in the process of centralizing most of our accounting processes to two locations: Malaysia and India. These processes include general accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

If we are required to account for options under our employee stock plans as a compensation expense, our net income and net income per share would be significantly reduced.

There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we would record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value we calculate compensation expense and disclose the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require us to estimate and record the fair market value of all stock options as compensation expense in our consolidated statement of operations.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Since 2001, we have experienced temporary pay reductions, workforce reductions and limited pay increases, which may harm our long-term ability to retain and hire key personnel. Although the labor market has changed dramatically within the past two years, and our attrition rate has remained low, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

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

Although we have entered into a supply agreement for the sale to Hewlett-Packard of custom integrated circuits used in printers, scanners and computers, the agreement does not require Hewlett-Packard to purchase a minimum amount of product from us. As Hewlett-Packard reduces its purchases of our custom integrated circuits, we are unable to address this reduction through sales of these kinds of integrated circuits for these types of products to other customers. Our custom integrated circuit sales to Hewlett-Packard declined by 52 percent and 59 percent in the twelve and three months ended October 31, 2003, respectively.

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

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

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

Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents may not provide us a significant competitive advantage.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 74 percent of our revenues in 2003 and 75 percent of our revenues in 2002 and 70 percent of our revenues in 2001 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2003 and October 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements appear in Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agilent’s “disclosure controls and procedures” and “internal controls over financial reporting” as of the end of the period covered by this report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our (a) transactions are properly authorized, (b) assets are safeguarded against unauthorized or improper use and (c) transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

The evaluation of Agilent’s disclosure controls and procedures and internal controls over financial reporting included a review of our objectives and processes, implementation by the company and effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal controls over financial reporting are also evaluated on an ongoing basis by Agilent’s internal auditors and by other personnel in Agilent’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, Agilent’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the Agilent’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors appears under “Proposal No. 1—Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held March 2, 2004. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our code of ethics (the company’s Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct on our website at www.investor.agilent.com.

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

Item 13.    Certain Relationships and Related Transactions

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services

Information about principal accountant fees and services as well as related pre-approval policies appears under “Fees Paid to PricewaterhouseCoopers LLP” and “Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

(i) Form 8-K furnished August 18, 2003, reporting on August 18, 2003 under Item 12 “Results of Operations and Financial Condition,” the Company’s press release announcing financial results for the three months ended July 31, 2003.

(ii) Form 8-K filed August 19, 2003, reporting on August 18, 2003, under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits” information regarding the results for and the financial statements of the Company for the three months ended July 31, 2003.

(iii) Form 8-K filed August 21, 2003, reporting on August 20, 2003, under Item 5 “Other Events” the appointment of Young K. Sohn as senior vice president and general manager of the Company’s Semiconductor Products Group.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of November 1, 2002, and adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changed its method of revenue recognition as of November 1, 2000.

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California

December 22, 2003

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2003	2002	2001
	(in millions, except per share data)

Net revenue:

Products	$5,240	$5,234	$7,485

Services and other	816	776	911

Total net revenue	6,056	6,010	8,396

Costs and expenses:

Cost of products	3,195	3,369	4,613

Cost of services and other	567	506	475

Total costs	3,762	3,875	5,088

Research and development	1,051	1,250	1,358

Selling, general and administrative	1,968	2,492	2,728

Total costs and expenses	6,781	7,617	9,174

Loss from operations	(725)	(1,607)	(778)

Other income (expense), net	35	60	301

Loss from continuing operations before taxes	(690)	(1,547)	(477)

Provision (benefit) for taxes	1,100	(525)	(71)

Loss from continuing operations	(1,790)	(1,022)	(406)

Income from discontinued operations (net of taxes of $15 million)	—	—	6

(Loss) gain from sale of discontinued operations (net of tax benefit of $6 million and expense of $422 million in 2002 and 2001, respectively)	—	(10)	646

(Loss) income before cumulative effect of accounting changes	(1,790)	(1,032)	246

Cumulative effect of adopting SFAS No. 133 (net of tax benefit of $16 million)	—	—	(25)

Cumulative effect of adopting SAB 101 (net of tax benefit of $27 million)	—	—	(47)

Cumulative effect of adopting SFAS No. 142	(268)	—	—

Net (loss) income	$(2,058)	$(1,032)	$174

Net (loss) income per share — Basic and diluted:

Loss from continuing operations	$(3.78)	$(2.20)	$(0.89)

Income from discontinued operations, net	—	—	0.01

(Loss) gain from sale of discontinued operations, net	—	(0.02)	1.41

Cumulative effect of adopting SFAS No. 133, net	—	—	(0.05)

Cumulative effect of adopting SAB 101, net	—	—	(0.10)

Cumulative effect of adopting SFAS No. 142	(0.57)	—	—

Net (loss) income	$(4.35)	$(2.22)	$0.38

Weighted average shares used in computing net (loss) income per share:

Basic and diluted	473	465	458

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2003	2002
	(in millions, except par value and share data)
ASSETS

Current assets:

Cash and cash equivalents	$1,607	$1,844

Accounts receivable, net	1,086	1,118

Inventory	995	1,184

Current deferred tax assets	10	462

Other current assets	191	272

Total current assets	3,889	4,880

Property, plant and equipment, net	1,447	1,579

Goodwill and other intangible assets, net	402	685

Long-term deferred tax assets	27	635

Other assets	532	424

Total assets	$6,297	$8,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$441	$451

Employee compensation and benefits	566	558

Deferred revenue	262	244

Income and other taxes payable	326	325

Other accrued liabilities	311	403

Total current liabilities	1,906	1,981

Senior convertible debentures	1,150	1,150

Other liabilities	417	445

Total liabilities	3,473	3,576

Commitments and contingencies

Stockholders’ equity:

Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—

Common stock; $0.01 par value; 2 billion shares authorized; 476 million shares at October 31, 2003 and 467 million shares at October 31, 2002 issued and outstanding	5	5

Additional paid-in-capital	4,984	4,872

Accumulated deficit	(2,159)	(101)

Accumulated comprehensive loss	(6)	(149)

Total stockholders’ equity	2,824	4,627

Total liabilities and stockholders’ equity	$6,297	$8,203

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2003	2002	2001
	(in millions)

Cash flows from operating activities:

Net loss excluding discontinued operations	$(2,058)	$(1,022)	$(478)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	362	735	734

Excess and obsolete inventory-related charges	11	74	460

Deferred taxes	1,071	(664)	(94)

Non-cash restructuring and asset impairment charges	91	204	161

Retirement plans curtailment (gain) loss	5	(19)	—

Net gain on divestitures and sale of assets	(5)	(18)	(447)

Adoption of SFAS No. 133	—	—	41

Adoption of SFAS No. 142	268	—	—

Changes in assets and liabilities:

Accounts receivable	55	(139)	933

Inventory	169	244	(374)

Accounts payable	74	(89)	(480)

Employee compensation and benefits	(21)	83	(69)

Income and other taxes payable	(63)	137	(472)

Other current assets and liabilities	(6)	16	(8)

Other long-term assets and liabilities	(97)	(127)	(21)

Net cash used in operating activities	(144)	(585)	(114)

Cash flows from investing activities:

Investments in property, plant and equipment	(205)	(301)	(881)

Dispositions of property, plant and equipment	6	—	633

Proceeds from (net investment in) lease receivable	—	237	(289)

Proceeds from sale of equity investments	—	—	74

Purchase of equity investments	(4)	(23)	(27)

Acquisitions, net of cash acquired	—	(15)	(904)

Proceeds from dispositions	—	31	13

Other, net	—	—	16

Net cash used in investing activities	(203)	(71)	(1,365)

Cash flows from financing activities:

Issuance of senior convertible debentures, net of issuance costs	—	1,123	—

Issuance of common stock under employee stock plans	112	121	150

Net payments to notes payable and short-term borrowings	(2)	(1)	(113)

Net cash provided by financing activities	110	1,243	37

Net proceeds and cash provided by discontinued operations	—	87	1,616

Change in cash and cash equivalents	(237)	674	174

Cash and cash equivalents at beginning of year	1,844	1,170	996

Cash and cash equivalents at end of year	$1,607	$1,844	$1,170

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock		Retained Income/ (Accumulated Deficit)	Accumulated Comprehensive Loss	Total
		Par Value	Additional Paid-in Capital
	(in millions, except number of shares in thousands)

Balance as of October 31, 2000	453,976	$5	$4,508	$757	$(5)	$5,265
Components of comprehensive income:
Net income	—	—	—	174	—	174
Reclassification adjustment relating to warrants (net of tax expense of $12 million)	—	—	—	—	22	22
Reclassification adjustment relating to derivatives (net of tax expense of $3 million)	—	—	—	—	(6)	(6)
SFAS No. 133 cumulative transition adjustment	—	—	—	—	6	6
Change in unrealized loss on investment (net of tax benefit of $13 million)	—	—	—	—	(24)	(24)
Unrealized gain on derivatives (net of tax expense of $4 million)	—	—	—	—	7	7

Total comprehensive income						179

Shares issued for employee benefit plans and other	5,594	—	150	—	—	150
Issuance of common shares and options for Acquisitions	1,461	—	70	—	—	70
Other additional paid in capital	—	—	(5)	—	—	(5)

Balance as of October 31, 2001	461,031	5	4,723	931	—	5,659
Components of comprehensive loss:
Net loss	—	—	—	(1,032)	—	(1,032)
Reclassification adjustment relating to derivatives (net of tax expense of $4 million)	—	—	—	—	(7)	(7)
SFAS No. 133 cumulative transition adjustment	—	—	—	—	(6)	(6)
Foreign currency translation	—	—	—	—	7	7
Change in unrealized gain on investment (net of tax expense of $1 million)	—	—	—	—	(1)	(1)
Unrealized gain on derivatives (net of tax expense of $2 million)	—	—	—	—	4	4
Minimum pension liability adjustment	—	—	—	—	(146)	(146)

Total comprehensive loss						(1,181)

Shares issued for employee benefit plans and other	5,993	—	145	—	—	145
Other additional paid-in-capital	—	—	4	—	—	4

Balance as of October 31, 2002	467,024	5	4,872	(101)	(149)	4,627
Components of comprehensive loss:
Net loss	—	—	—	(2,058)	—	(2,058)
Reclassification adjustment relating to derivatives (net of tax expense of $2 million)	—	—	—	—	4	4
Reclassification adjustment relating to investments (net of tax expense of $1 million)	—	—	—	—	2	2
Foreign currency translation	—	—	—	—	96	96
Unrealized gain on derivatives (net of tax expense of $7 million)	—	—	—	—	(13)	(13)
Change in minimum pension liability adjustment	—	—	—	—	54	54

Total comprehensive loss						(1,915)

Shares issued for employee benefit plans and other	9,125	—	112	—	—	112

Balance as of October 31, 2003	476,149	$5	$4,984	$(2,159)	$(6)	$2,824

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

On August 1, 2001 we completed the sale of our healthcare solutions business to Koninklijke Philips Electronics, N.V. The results of the healthcare solutions business are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 6, “Discontinued Operations”.

Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

2.    Summary of Significant Accounting Policies

Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts in the consolidated financial statements as of and for the years ended October 31, 2002 and October 31, 2001 have been reclassified to conform to the presentation in 2003.

Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and impairment charges, inventory valuation, retirement and post retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists (2) delivery has occurred (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable and accordingly we defer revenue until amounts become due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

Product revenue.    Our product revenue is generated predominantly from the sales of various types of test equipment and semiconductor components. Software is embedded in many of our test equipment, but the software component is generally considered incidental. Product revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor price protection, when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

Where software is licensed separately, revenue is recognized when the software is delivered and title and risk of loss have been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs or over a license period contractually agreed to with the customer. We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist, on which a portion of the total fee would be allocated based on vendor-specific objective evidence. Revenue from software licensing was not material for all periods presented.

Service revenue.    Revenue from services includes extended warranty, customer support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition the four revenue recognition criteria described above must be met before service revenue is recognized.

Multiple element arrangements.    We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

Deferred revenue.    Deferred revenue is primarily comprised of advanced billing and customer deposits for service, support and maintenance agreements.

SAB 101 “Revenue Recognition in Financial Statements”.    In December 1999, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of 2001, the company adopted SAB 101 retroactive to the beginning of the year. The cumulative effect of the adoption resulted in a charge to 2001 net income of $47 million (net of income taxes of $27 million) or $0.10 per basic and diluted share. For the year ended October 31, 2001, the net impact on 2001 net revenues including amounts deferred at October 31, 2001 was an increase of $67 million of revenue and $29 million of cost of products which were included in the cumulative effect adjustment.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty.    Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of products when revenue is recognized and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. See Note 13, “Guarantees”.

Variable interest entities.    On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires that we consolidate variable interest entities in which we are the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. We have evaluated and will continue to assess our relationships with our equity investments, joint ventures and other entities that we have relationships with that may be deemed a variable interest entity. The adoption of FIN 46 did not have any material impact on our consolidated financial position, results of operations or cash flows.

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

Pro forma information.    Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the 423(b) Plan and the Option Exchange Program described above, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	2003	2002	2001
	(in millions, except per share data)

Net (loss) income — as reported	$(2,058)	$(1,032)	$174

SFAS No.123 based compensation (1) and (2)	(328)	(471)	(798)

Tax impact (3)	(613)	160	295

Net loss — pro forma	$(2,999)	$(1,343)	$(329)

Basic and diluted net (loss) income per share — as reported	$(4.35)	$(2.22)	$0.38

Basic and diluted net loss per share — pro forma	$(6.34)	$(2.89)	$(0.72)

Weighted average shares used in computing net (loss) income and pro forma net (loss) income per share:

Basic and diluted	473	465	458

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The pro forma results for 2003 include approximately $24 million of compensation expense relating to our Option Exchange Program. The remainder of the expense for those periods related to options granted over the past four years.
(2)	No tax benefits were attributed to the SFAS No. 123 based compensation during 2003 as we have provided substantially a full valuation allowance on our net deferred tax assets.
(3)	Due to the valuation allowance provided on our net deferred tax assets as described in Note 4, “Tax Valuation Allowance and Provision (Benefit) for Taxes”, we have also established a valuation allowance for the incremental amount of tax benefits which were determined for purposes of reporting our historical SFAS No. 123 pro forma results. As a result, $613 million of accumulated tax benefits recognized between 1996 and 2002 for pro forma reporting purposes have been essentially eliminated in 2003.

The fair value of options granted was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate for options	1.15-3.31%	2.9%	4.25%

Risk-free interest rate for the 423(b) Plan	1.1-1.77%	1.89-5.87%	3.68-6.04%

Dividend yield	0%	0%	0%

Volatility for options	60-80%	63%	77%

Volatility for the 423(b) Plan	63-80%	47-77%	77%

Expected option life	3.5-5.5 years	5.5 years	5.5 years

Expected life for the 423(b) Plan	6 months-2 years	6 months-2 years	6 months-2 years

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

As part of our initial assessment of goodwill impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment, we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment existed in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded an impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. We also reclassified approximately $6 million of intangible assets associated with workforce-in-place to goodwill on November 1, 2002. The adoption of SFAS No. 142 had a material impact on our results of operations because goodwill is no longer being amortized. Amortization of goodwill was $326 million for the year ended October 31, 2002 and $307 million for the year ended October 31, 2001.

Net loss and basic and diluted net loss per share for the years ended October 31, 2002 and October 31, 2001 are disclosed below, adjusted to remove goodwill amortization, certain intangibles amortization and their related tax impacts, as if SFAS No. 142 had applied to those periods.

	For the Years Ended October 31,
	2002	2001

Reported (loss) income before cumulative effect of accounting changes	$(1,032)	$246

Add back: Goodwill and workforce-in-place amortization, net	320	296

Adjusted (loss) income before cumulative effect of accounting changes	(712)	542

Per share data – Basic and diluted reported (loss) income before cumulative effect of accounting changes per share	$(2.22)	$0.54

Adjustment for goodwill and workforce-in-place amortization, net	0.69	0.65

Adjusted (loss) income before cumulative effect of accounting changes per share	$(1.53)	$1.19

Reported net (loss) income	$(1,032)	$174

Add back: Goodwill and workforce-in-place amortization, net	320	296

Adjusted net (loss) income	$(712)	$470

Per share data – Basic and diluted reported net (loss) income per share	$(2.22)	$0.38

Adjustment for goodwill and workforce-in-place amortization, net	0.69	0.65

Adjusted net (loss) income per share	$(1.53)	$1.03

Weighted average shares used in per share computations above—Basic and diluted:	465	458

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

Advertising.    Advertising costs are expensed as incurred and amounted to $44 million in 2003, $81 million in 2002 and $115 million in 2001.

Taxes on income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Tax expense is also affected by any valuation allowance against deferred tax assets.

Net (loss) income per share.    Basic net (loss) income per share is computed by dividing net (loss) income — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options, other employee stock plans and our senior convertible debentures. Diluted net (loss) income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. Diluted net (loss) income per share for 2003, 2002 and 2001 excludes the potentially dilutive effect of common stock equivalents as their effect is antidilutive.

Cash and cash equivalents.    We classify investments as cash equivalents if their original maturity is three months or less. Cash equivalents are stated at cost, which approximates fair value.

Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of credit risk.    We sell the majority of our products through our direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2003 and 2002. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

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

If derivative instruments are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in income in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. If derivative instruments are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument are recognized in other comprehensive loss, a component of stockholders’ equity. These amounts are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in income in the current period. Ineffectiveness in 2003, 2002 and 2001 was not significant.

The adoption of SFAS No. 133 on November 1, 2000 resulted in a cumulative pre-tax reduction to income of $41 million ($25 million after tax) and a pre-tax increase in other comprehensive income of $10 million.

We enter into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated intercompany transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within twelve months. We do not use derivative financial instruments for speculative or trading purposes.

When hedging anticipated cash flow exposure, foreign exchange contract expirations are set so as to occur in the same period that the goods are expected to be sold to third parties, allowing realized gains and losses on the contracts to be recognized into cost of goods sold. When hedging balance sheet exposure, gains and losses on foreign exchange contracts are recognized in other income (expense), net in the same period as the occurrence of gains and losses on remeasurement of the non-functional currency denominated assets and liabilities. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

We may also, from time to time, acquire warrants to purchase securities of other companies as part of strategic relationships.

Inventory.    Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based on estimates about future demand and actual usage.

Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over fifteen to forty years and machinery and equipment over three to ten years. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after November 1, 2001. The effect of this change on the net loss for 2003 and 2002 was insignificant. For property, plant and equipment placed into service prior to November 1, 2001, depreciation is provided using accelerated methods, principally over fifteen to forty years for buildings and improvements and three to ten years for machinery and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, including equipment leased to customers under operating leases. Depreciation of leasehold improvements is provided using the straight-line method over the life of the asset or the term of the lease, whichever is shorter.

Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment and is depreciated over three to five years when development is complete.

Impairment of long-lived assets.    We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 3, “New Accounting Pronouncements” for further discussion.

Foreign currency translation.    Effective November 1, 2001, we have determined that the functional currency for many of our subsidiaries outside the U.S. has changed from the U.S. dollar to local currency based on the criteria of SFAS No. 52 “Foreign Currency Translation”. This change did not have a material impact on our consolidated financial position as of November 1, 2001. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive loss in stockholders’ equity.

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are generally translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in consolidated net (loss) income.

For our subsidiaries which are local currency functional, the effect of foreign currency exchange rate fluctuations during 2003 on our consolidated cash and cash equivalents balance was not material.

3.    New Accounting Pronouncements

Adoption of New Pronouncements.

On November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to our consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities in our 2003 Plan. (See Note 14, “Restructuring and Asset Impairment” of this report.)

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, we must disclose and may be required to recognize a liability for the fair value of the obligation we assume under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of October 31, 2003, there were no material guarantees issued or modified by us after December 31, 2002. The disclosure requirements of FIN 45, applicable to our product warranty liability and certain guarantees issued before December 31, 2002, were effective for our first quarter report and all subsequent quarterly and annual reports. As of October 31, 2003 and October 31, 2002, our product warranty liability was $71 million and $72 million (see Note 13, “Guarantees” of this report).

On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under this interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period from January 31, 2003 to October 31, 2003. Effective August 1, 2003, we have also applied the accounting and disclosure rules set forth in FIN 46 for VIEs acquired before January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only; see Note 5, “Stock-Based Compensation” of this report for those disclosures.

On July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have any impact to our consolidated financial position, results of operations or cash flows.

On August 1, 2003, we adopted EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We have applied the provisions of EITF 00-21 for sales arrangements entered into after August 1, 2003. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On August 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

4. Tax	Valuation Allowance and Provision (Benefit) for Taxes

Our provision for taxes included a non-cash charge recorded during the third quarter of 2003 to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for 2003; the valuation allowance essentially eliminated our net deferred tax assets. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets in the impacted jurisdictions. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. jurisdictions in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets for these jurisdictions. We intend to maintain a full valuation allowance on the U.S. and U.K. jurisdictions until sufficient positive evidence exists to support reversal of the valuation allowance.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2003	2002	2001(a)
	(in millions)

U.S. federal taxes from continuing operations:

Current	$—	$—	$22

Deferred	876	(501)	(105)

Non-U.S. taxes from continuing operations:

Current	84	142	(38)

Deferred	64	(113)	20

State taxes from continuing operations, net of federal benefit	76	(53)	(13)

Total from continuing operations	$1,100	$(525)	$(114)

(a)	The benefit for income taxes in 2001 includes $71 million tax benefit from operations, $16 million tax benefit from adoption of SFAS No. 133 and $27 million tax benefit from adoption of SAB 101

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)

Inventory	$192	$—	$175	$4

Property, plant and equipment	69	—	72	8

Warranty reserves	26	—	30	3

Retiree medical benefits	33	—	51	—

Other retirement benefits	40	45	78	44

Employee benefits, other than retirement	132	15	242	9

Net operating losses and credit carryforwards	1,236	—	641	—

Unremitted income of foreign subsidiaries	—	200	—	238

Other	108	106	134	33

Subtotal	1,836	366	1,423	339

Tax valuation allowance	(1,456)	—	—	—

	$380	$366	$1,423	$339

At October 31, 2003, we had federal net operating loss carryforwards of approximately $2,347 million and tax credit carryforwards of approximately $273 million. The net operating loss and tax credit carryforwards will expire beginning in 2004 through 2023 if not utilized. In addition, we have

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California net operating loss carryforwards of approximately $441 million, which will expire beginning in 2005 through 2013 if not utilized. Included in the total net operating loss carryforwards are net operating losses of $12 million related to employee stock option exercises, the benefits of which will increase additional paid in capital when realized.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2003	2002	2001

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%

State income taxes, net of federal benefit	(3.1)	(3.5)	(2.2)

Lower rates in other jurisdictions, net	(5.2)	(2.1)	(6.1)

Goodwill	2.7	9.1	19.8

Credits	(2.2)	(4.1)	(2.0)

Other, net	(2.9)	1.6	6.5

Valuation allowance	205.2	—	—

	159.5%	(34.0)%	(19.0)%

The domestic and foreign components of (loss) income from continuing operations before taxes are:

	Years Ended October 31,
	2003	2002	2001
	(in millions)

U.S. continuing operations	$(522)	$(1,804)	$(487)

Non-U.S. continuing operations	(168)	257	(105)

	$(690)	$(1,547)	$(592)

As a result of certain employment and capital investment actions undertaken by us, income from manufacturing and other activities in certain countries is subject to reduced tax rates, or is wholly exempt from taxes, for tax years through 2010. The income tax benefits attributable to the tax status of subsidiaries in these countries were estimated to be $36 million in 2003, $33 million in 2002 and $37 million in 2001.

We have not provided for U.S. federal income and foreign withholding taxes on $1,072 million of non-U.S. subsidiaries’ undistributed income as of October 31, 2003 because we intend to reinvest such income indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary income is remitted.

We are subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service is currently auditing our federal income tax returns for fiscal years 2000 to 2002. We believe the ultimate outcome of the tax audits will not have a material adverse impact on the company’s financial position or results of operations.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Stock-Based Compensation

Employee stock purchase plans.    Prior to February 2, 2000, virtually all of our employees were able to contribute up to ten percent of their base compensation to the quarterly purchase of Hewlett-Packard’s common stock under the Hewlett-Packard Stock Purchase Plan (the “Hewlett-Packard Plan”). Under the provisions of the Hewlett-Packard Plan, employee contributions to purchase shares were partially matched with shares contributed by Hewlett-Packard. These matching shares generally vested over two years. After February 2, 2000, we implemented the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “Legacy Plan”) that was similar to the Hewlett-Packard Plan and allowed eligible employees to contribute up to ten percent of their base compensation to the purchase of our common stock. Under the provisions of the Legacy Plan, employee contributions were partially matched with shares contributed by us. These matching shares also generally vested over two years. On June 2, 2000, all unvested matching shares of Hewlett-Packard stock held by our employees were forfeited and replaced by our common stock of equivalent value. Compensation expense for the matching provision for both the Hewlett-Packard Plan and the Legacy Plan was measured using the fair value of shares on the date of purchase by Hewlett-Packard for the Hewlett-Packard Plan and by Agilent for the Legacy Plan and was recognized over the two-year vesting period. The remainder of the authorized shares are not expected to be issued as the Legacy Plan is no longer functioning.

Effective October 31, 2000, purchases and contributions under the Legacy Plan ceased. All unvested matching shares under the Legacy Plan maintained their original vesting terms based on the employee’s continued employment. Vesting of these matching shares was completed by October 31, 2002. Compensation expense under both plans was not material in 2003, $16 million in 2002 and $28 million in 2001. At October 31, 2003, 9,802,100 shares of our common stock had been authorized for issuance under the Legacy Plan and 3,426,716 of these shares had been issued.

Effective November 1, 2000, we adopted a new plan, the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “423(b) Plan”). Under the provisions of the 423(b) Plan, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the 423(b) Plan. As of October 31, 2003, 38,860,247 shares of our common stock were authorized for issuance under the 423(b) Plan and 13,636,414 of these shares have been issued.

Incentive compensation plans.    On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the “Stock Plan”) and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In addition, on May 31, 2000, 19,000,000 shares of our common stock were registered pursuant to converted stock options previously granted by Hewlett-Packard Company. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Stock Plan. Options granted under the Stock Plan may be either “incentive stock options,” as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and have a maximum term of ten years. The exercise price for incentive stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

On March 4, 2003, our shareholders approved an amendment to the Stock Plan. The amendment permits the company to offer a one-time exchange of options issued under the Stock Plan having an exercise price greater than $25.00 for a lesser number of options to be granted at least six months

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and one day from the cancellation of surrendered options (the “Option Exchange Program”). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the Company’s common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25.00 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average exercise price of $51.00. As a result, we expect to issue options representing approximately 14 million shares by the end of the first quarter of 2004. Under the provisions of APB 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

At October 31, 2003, shares registered and available for option and restricted stock grants were 75,861,602. Compensation expense for discounted options, stock appreciation rights and restricted stock is recognized based on the intrinsic value method defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Any compensation expense is recognized ratably over the associated service period, which is generally the vesting period. The compensation expense related to discounted options, stock appreciation rights and restricted stock was $6 million in 2003, $7 million in 2002 and $8 million in 2001.

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

The following table summarizes option activity for the years ended October 31, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price
	(in thousands)

Outstanding as of October 31, 2000	46,134	$48

Granted	20,814	$40

Exercised	(1,114)	$20

Cancelled	(1,879)	$72

Outstanding as of October 31, 2001	63,955	$46

Granted	20,152	$25

Exercised	(1,128)	$12

Cancelled	(9,140)	$51

Outstanding as of October 31, 2002	73,839	$40

Granted	13,152	$16

Exercised	(1,768)	$12

Cancelled under Option Exchange Program	(25,882)	$51

Other Cancellations	(7,975)	$41

Outstanding as of October 31, 2003	51,366	$29

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes options exercisable and the fair value of options granted:

	Shares	Value using Black- Scholes model
	(in thousands)

Options exercisable as of October 31, 2001	25,196	$40

Black-Scholes value of options granted during 2001		$27

Options exercisable as of October 31, 2002	31,501	$41

Black-Scholes value of options granted during 2002		$15

Options exercisable as of October 31, 2003	26,141	$35

Black-Scholes value of options granted during 2003		$9

The following table summarizes information about all options outstanding at October 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

				Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)

$ 0 – 15	3,286	5.2 years	$13	2,306	$13

$15.01 – 25	14,249	8.8 years	$17	1,679	$22

$25.01 – 30	19,161	7.2 years	$27	9,453	$28

$30.01 – 40	7,358	5.5 years	$36	6,100	$35

$40.01 – 50	4,009	5.5 years	$44	3,916	$44

$50 and over	3,303	6.6 years	$70	2,687	$71

	51,366		$29	26,141	$35

6.    Discontinued Operations

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the results of operations of our healthcare solutions business in 2001. There were no results of operations in 2003 and 2002.

Years Ended October 31, 2001(a)
(in millions)

Net revenue	$765

Costs and expenses	747

Income from discontinued operations	18

Other income (expense), net	3

Income from discontinued operations before taxes	21

Provision for taxes	15

Net income from discontinued operations	$6

(a)	Includes operations from November 1, 2000 to May 31, 2001, the measurement date.

7.    Acquisitions and Sale of Assets

Acquisitions

On January 5, 2001, we acquired Objective Systems Integrators, Inc. (“OSI”) for approximately $716 million. Of this total, $690 million was cash and the remainder represents the fair value of options granted. Using the purchase method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” (“APB No. 16”), the purchase price was allocated to tangible and intangible assets including goodwill. The original goodwill balance of $593 million was being amortized over three years. At the time of acquisition, OSI was a leading provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business. The net book value of goodwill associated with this acquisition at October 31, 2002 was $234 million. In the first quarter of 2003, we implemented SFAS No. 142 and wrote-off this goodwill. See Note 12, “Goodwill and Other Intangible Assets”.

In addition to the OSI acquisition, we acquired several other companies during 2002 and 2001, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting as defined in APB No. 16 or SFAS No. 141 depending on the date of acquisition. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have been insignificant.

Unaudited pro forma statement of operations information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Sales

Sale of Leasing Portfolio

In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. (“CIT,” formerly Tyco Capital Corporation) pursuant to which we sold them substantially all of our leasing portfolio (the “CIT Group Sale”) over the course of 2000 and 2001. There was no impact on our consolidated cash flows and results of operations for the CIT Group Sale in 2003 and 2002. The impact on our consolidated cash flows and results of operations of the CIT Group Sale in 2001 is shown below.

Year Ended October 31, 2001
(in millions)

Net proceeds from the CIT Group Sale	$287

Product revenue	254

Cost of products	131

We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis. This agreement has been in place since the fourth quarter of 2000.

In addition to the CIT Group Sale and the sale of the healthcare solutions business, we sold assets related to portions of our businesses to third parties during 2002 and 2001. Gross proceeds from these dispositions were $31 million in 2002 and $13 million in 2001. Gains from the dispositions, included in other income (expense), net, in the consolidated statement of operations, were $15 million in 2002 and $9 million in 2001. There were no cash proceeds or gains from these dispositions in 2003.

Sale of San Jose Land

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash, resulting in a pre-tax gain of approximately $269 million. In August 2001, we invested the proceeds in the leasehold of several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the investment in leaseholds as described above.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Net (Loss) Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented below.

	For the Years Ended October 31,
	2003	2002	2001
	(in millions)

Numerator:

Loss from continuing operations	$(1,790)	$(1,022)	$(406)

Income from discontinued operations, net of taxes	—	—	6

(Loss) gain from the sale of discontinued operations, net of taxes	—	(10)	646

(Loss) income before cumulative effect of accounting changes	(1,790)	(1,032)	246

Cumulative effect of adopting SFAS No. 133, net of taxes	—	—	(25)

Cumulative effect of adopting SAB 101, net of taxes	—	—	(47)

Cumulative effect of adopting SFAS No. 142	(268)	—	—

Net (loss) income	$(2,058)	$(1,032)	$174

Denominators:

Basic and diluted weighted average shares	473	465	458

Options to purchase 51 million shares of common stock at a weighted average exercise price of $29 per share were outstanding in 2003, but were not included in the computation of diluted net loss per share because the options were antidilutive for 2003. The options, which expire no later than 2013, were still outstanding at the end of 2003. Options to purchase 74 million shares of common stock at a weighted average exercise price of $40 per share were outstanding in 2002, but were not included in the computation of diluted net loss per share because the options were antidilutive for 2002. In 2001, options to purchase 64 million shares of common stock at a weighted average exercise price of $46 per share were outstanding, but were not included in the computation of diluted net income per share because the options were antidilutive.

Our senior convertible debentures were also antidilutive during 2003 and 2002. Loss from continuing operations in both periods included approximately $34 million in interest expense associated with the senior convertible debentures. If the shares were dilutive, then this amount would be added back to loss from operations, and approximately 36 million of shares would be added to the weighted average number of shares for the purposes of calculating diluted income per share. See Note 17, “Senior Convertible Debentures and Lines of Credit.”

9.    Supplemental Cash Flow Information

Cash paid for income taxes was $122 million in 2003, $160 million in 2002 and $450 million in 2001. Cash paid for interest was $36 million in 2003, $36 million in 2002 and $28 million in 2001.

Non-cash transactions were primarily related to the issuance of common stock under various employee stock plans in the amount of $0 in 2003, $23 million in 2002 and $26 million in 2001, and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions in the amount of $70 million in 2001. Prior to November 1, 2000, the Legacy Plan (See Note 5 “Stock-Based Compensation”) included a company-matching element where the matching shares generally vested over two years. The final vesting period occurred in 2002. There will be no additional issuances of common stock related to the Legacy Plan in the future.

10.    Inventory

	October 31,
	2003	2002
	(in millions)

Finished goods	$356	$377

Work in progress	85	130

Raw materials	554	677

	$995	$1,184

Inventory-related charges of $11 million, $74 million and $460 million were recorded in total cost of products in 2003, 2002 and 2001, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

11.    Property, Plant and Equipment, Net

	October 31
	2003	2002
	(in millions)

Land	$106	$148

Buildings and leasehold improvements	1,838	1,625

Software	404	306

Machinery and equipment	1,923	1,994

Total property, plant and equipment	4,271	4,073

Accumulated depreciation	(2,824)	(2,494)

	$1,447	$1,579

We have sold substantially all of our portfolio of operating leases to CIT. See Note 7, “Acquisitions and Sale of Assets.” Equipment under operating leases was $10 million at October 31, 2003 and $10 million at October 31, 2002 and was included in machinery and equipment. Accumulated depreciation related to equipment under operating leases was $8 million at October 31, 2003 and $5 million at October 31, 2002.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Other Intangible Assets

The following table presents goodwill balances as of October 31, 2003 and 2002 and the movements in the year ended October 31, 2003 for each of our reportable segments are shown below:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)

Goodwill at October 31, 2002	$434	$74	$85	$23	$616

Adoption of SFAS No. 142 goodwill impairment	(268)	—	—	—	(268)

Foreign currency translation impact	17	11	10	1	39

Goodwill arising from new acquisitions	—	—	1	—	1

Goodwill at October 31, 2003	$183	$85	$96	$24	$388

The component parts of other intangibles as of October 31, 2003 and October 31, 2002 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)

As of October 31, 2003:

Purchased technology	$122	$110	$12

Customer relationships	23	21	2

Total	$145	$131	$14

As of October 31, 2002:

Purchased technology	$122	$63	$59

Customer relationships	23	13	10

Total	$145	$76	$69

Amortization for purchased intangible assets was $45 million in 2003, $52 million in 2002 and $41 million in 2001. Amortization expense related to purchased intangible assets is estimated to be $14 million for 2004.

During 2003, we recognized an impairment charge pursuant to SFAS No. 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our test and measurement business as a result of a decline in the projected cash flows. The impairment charge has been recorded in cost of sales ($8 million) and selling, general, and administrative ($2 million) in the consolidated statement of operations.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Guarantees

Standard Warranty

A summary of the standard warranty accrual activity for October 31, 2003 and 2002 is shown in the table below:

	For the Years Ended October 31,
	2003	2002
	(in millions)

Balance at October 31, 2002 and 2001	$72	$70

Accruals for warranties issued during the period	70	61

Accruals related to pre-existing warranties (including changes in estimates)	5	10

Settlements made during the period	(76)	(69)

Balance at October 31, 2003 and 2002	$71	$72

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the consolidated balance sheet.

For the Year Ended October 31, 2003
(in millions)

Balance at October 31, 2002	$37

Recognition of revenue	(21)

Deferral of revenue for new contracts	17

Balance at October 31, 2003	$33

Lease Guarantees

As of October 31, 2003, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $31 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

We have evaluated our relationship with the CIT Group Inc. and have determined that CIT is not a variable interest entity under FIN 46.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.7 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2003.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Restructuring and Asset Impairment

Summary

We currently have three restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”) after it became clear that the actions taken in fiscal 2001 and fiscal 2002 would not be sufficient to return the company to profitability.

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of 2003, we have reduced our workforce by approximately 15,000 people (approximately 13,400 from involuntary terminations and approximately 1,600 from net attrition) to 29,000 employees.

Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited, or plan to exit in the near future, more than 110 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.3 million square feet, or about 22 percent of our worldwide property. As of October 31, 2003, we had vacated approximately 90 percent of this space, however we will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings housing sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is substantially complete.

The 2001 Plan

As a result of the economic downturn we announced a plan and reduced our workforce by approximately 8,400 jobs and reduced costs across all functions, primarily manufacturing and selling, general and administrative costs, including sales and marketing. Research and development activities were terminated on some product development initiatives, none of which were individually or in total significant to our future revenues or profitability. We also took actions to reduce the number of employees at production facilities that had experienced declining demand, such as those making equipment for the long-haul wireline business. This plan was designed to reduce costs across almost all of our administrative and support services, including sales and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing, and to focus our production activities on those products that we believed would return us to profitability, such as those in life sciences, semiconductor test and wireless telecommunications. Our plan impacted the test and measurement group and the semiconductor products group and had little direct impact on the automated test and life sciences and chemical analysis groups except as the plan related to support services reductions across all of our businesses. We reduced production capacity dramatically for communications test product lines and for product lines in networking, especially long-haul networks. We also reduced production capacity for some personal systems, general purpose and semiconductor test product lines.

The three main components of the 2001 Plan related to workforce reductions, consolidation of excess facilities and impairments of property, plant and equipment. The impairments of machinery and equipment in our production facilities that we have closed or scaled back have been recognized. We have executed all key actions under this plan, however we will continue to make lease payments over the next five years.

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

In 2002, we also took a $53 million charge for exiting a number of leased facilities. During 2003 we recorded an additional $15 million in net charges and adjustments due primarily to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through October 31, 2003 was $526 million; $154 million in 2001, $357 million in 2002 and $15 million in 2003.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activity for the 2001 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Beginning balance at July 31, 2001	$—	$—	$—	$—

Total charge	117	20	17	154

Cash payments	(65)	—	—	(65)

Ending balance at October 31, 2001	52	20	17	89

Total charge	175	53	129	357

Asset impairment	—	—	(146)	(146)

Cash payments	(210)	(10)	—	(220)

Ending balance at October 31, 2002	17	63	—	80

Total charge and adjustment (a)	—	24	(9)	15

Asset impairment	—	—	9	9

Cash payments	(17)	(25)	—	(42)

Ending balance at October 31, 2003	$—	$62	$—	$62

(a)	Represents primarily changes in estimates relating to consolidation of excess facilities arising from a decline in real estate market conditions and an adjustment recorded within property, plant and equipment, net.

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we have reduced our workforce by approximately 2,400 as of October 31, 2003. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments particularly our test and measurement and semiconductor products segments. We continued to reduce the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

We have incurred total asset impairment charges of $39 million. Asset impairment charges of $34 million recognized in 2002 relate to machinery and equipment, primarily owned by the semiconductor products group in Singapore. The equipment had been purchased in support of communications research but as a result of our restructuring plans we have decided to sell the equipment and conduct the research using existing equipment in the U.S. Asset impairment charges of $5 million recognized in 2003 primarily related to semiconductor products machinery and equipment that will be abandoned. The equipment had been purchased to support a manufacturing

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility whose operations will be moved as a result of our plans to consolidate our excess facilities. However, no material charges for the consolidation of excess facilities have yet occurred under the 2002 Plan.

The cost of the 2002 Plan through October 31, 2003 was $166 million; $117 million in 2002 and $49 million in 2003.

A summary of restructuring activity for the 2002 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Beginning balance at July 31, 2002	$—	$—	$—

Total charge	83	34	117

Asset impairment	—	(34)	(34)

Cash payments	(15)	—	(15)

Ending balance at October 31, 2002	68	—	68

Total charge	44	5	49

Asset impairment	—	(5)	(5)

Cash payments	(98)	—	(98)

Ending balance at October 31, 2003	$14	$—	$14

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 4,300 as of October 31, 2003, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have and plan to exit administrative office buildings, research and development facilities, and move manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $13 million for lease termination fees and losses anticipated from sub-lease agreements primarily located in Europe.

As part of the 2003 Plan, we incurred asset impairment charges of $57 million for fixed assets primarily owned by our semiconductor products segment. Impairments were recorded for machinery, equipment and buildings used in research and development or production that are

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impacted by our plans to consolidate excess facilities or are no longer needed due to over capacity. During the third quarter, we closed a production facility in the U.K. and have substantially vacated the remaining buildings on that site except for a minor portion of the facility, which will be used for research and development. We are progressing as planned through our transition towards reestablishing production in Singapore and have entered into an agreement to sell the site to a third party. In accordance with SFAS No. 144, we measured the assets at their fair value based on the sales agreement less the cost to sell. We recorded an impairment of $27 million as a result of the significant decline in the U.K. property market.

As of October 31, 2003, the cost of the 2003 Plan was $308 million.

A summary of restructuring activity for the 2003 Plan through October 31, 2003 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)

Total charge	$238	$13	$57	$308

Asset impairments	—	—	(57)	(57)

Cash payments	(234)	(4)	—	(238)

Ending balance at October 31, 2003	$4	$9	$—	$13

Summary information for combined plans

The restructuring accrual for all plans, which totaled $89 million as of October 31, 2003 and $148 million as of October 31, 2002 (for the 2001 and 2002 Plans only), is recorded in other accrued liabilities on the consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period.

A summary of the statement of operations impact of the charges resulting from the all of the restructuring plans is shown below.

	Years Ended October 31,
	2003	2002	2001
	(in millions)

Cost of products and services	$111	$210	$79

Research and development	66	56	17

Selling, general and administrative	195	208	58

Total restructuring and asset impairment charges	$372	$474	$154

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other asset impairment charges

In July 2003, we recorded an impairment charge pursuant to SFAS No. 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our test and measurement business as a result of a decline in the projected cash flows. The impairment charge has been recorded in cost of sales and selling, general, and administrative in the consolidated statement of operations.

In June 2001, we recorded a $74 million asset impairment charge with respect to our decision to cancel the development of a software system for our customer support activities. We entered into an agreement with Hewlett-Packard to extend our use of their legacy customer support systems in place of the one that we were developing. In 2002, we began to develop a new Customer Relationship Management (“CRM”) system independent from Hewlett-Packard.

We also incurred asset impairment charges primarily to write down investments that we hold on a cost basis to their fair value. Impairment charges related to these asset impairments were $15 million in 2003, $24 million in 2002 and $8 million in 2001. These impairment charges were recorded in cost and expenses and other income (expense), net in the consolidated statement of operations.

15.    Retirement Plans and Post Retirement Benefits

General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution plans. Additionally, we sponsor post retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

Restructuring.    Beginning in late 2001, we carried out plans to reduce our workforce by approximately 8,000 employees. In the U.S., employees affected by restructuring were offered a choice of remaining as a deferred terminated participant in the Agilent Retirement Plan (the “Retirement Plan”) or taking a distribution from the Retirement Plan. In the funded status table below, amounts relating to settlements of benefit obligations due to employees affected by restructuring are treated as regular plan payments. Additionally, eligible employees (i.e., those who met eligibility requirements as of their individual termination dates) were offered the opportunity to elect to receive benefits under the Agilent Continued Group Medical or SeniorMed Programs. Outside the U.S., subject to local statutory and other practical limitations, employees affected by restructuring were offered the choice of remaining in the applicable retirement plans or taking distributions from those plans.

In accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, workforce-related events such as restructuring cause curtailment and settlement gains or losses when they have a material impact on the average future working lifetime or total number of participants in our retirement and postretirement plans. Our restructuring program has resulted in material changes to our plan demographics in the U.S. and several other countries. The curtailment and settlement gains and losses related to each event are separately identified in the tables that follow.

Spin-off from Hewlett-Packard.    On or before June 2, 2000, we assumed responsibility for pension, deferred profit-sharing, 401(k) and other post retirement benefits from Hewlett-Packard for current and former employees whose last work assignment prior to the spin-off was with Agilent.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and deferred profit-sharing plans.    Worldwide pension costs included in loss from continuing operations were $187 million in 2003, $122 million in 2002 and $81 million in 2001.

U.S. employees who meet eligibility criteria under the Retirement Plan are provided pension benefits under the Retirement Plan. Defined benefits are generally based on an employee’s highest five consecutive years’ average pay during the years of employment and length of service. For eligible service through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the eligible employee under our fixed and frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”), which was closed to new participants in November 1993.

As of October 31, 2003 and 2002, the status of the Retirement Plan and DPSP for U.S. Agilent Employees follows.

	Retirement Plan		DPSP
	2003	2002	2003	2002
	(in millions)

Fair value of plan assets	$488	$407	$863	$952

Retirement benefit obligation	$660	$761	$863	$952

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Post retirement benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in our Continued Group Medical or SeniorMed Plans. Substantially all of our current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in a medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on the options chosen and length of service. Our U.S. retirees are also covered by a death benefit that is part of the Agilent Survivor Protection Plan. This benefit provides a fixed sum to retirees’ survivors and is available to all retirees regardless of length of service or compensation.

401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (“the 401(k) Plan”). Enrollment in the 401(k) Plan is automatic for

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee’s annual eligible compensation. The maximum contribution to the 401(k) Plan is 20 percent of an employee’s annual eligible compensation, subject to regulatory and plan limitations. Our expense included in loss from continuing operations related to the 401(k) Plan was $41 million in 2003, $48 million in 2002 and $53 million in 2001.

Components of net periodic cost.    For the years ended October 31, 2003, 2002 and 2001, our net pension and post retirement benefit costs were comprised of:

	Pensions						U.S. Post Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)

Service cost — benefits earned during the period	$70	$83	$87	$44	$42	$44	$13	$13	$13

Interest cost on benefit obligation	44	46	41	46	41	42	30	27	24

Expected return on plan assets	(39)	(41)	(56)	(53)	(59)	(59)	(22)	(28)	(36)

Amortization and deferrals:

Actuarial loss (gain)	14	10	(10)	33	13	6	1	(8)	(18)

Prior service cost	1	1	1	—	—	1	—	—	—

Net plan costs (income)	90	99	63	70	37	34	22	4	(17)

Curtailment loss (gain)	—	1	(28)	—	(1)	(4)	—	(41)	(7)

Settlement loss	—	5	1	4	7	21	—	—	—

Special termination benefits	—	—	—	1	1	—	—	—	—

Other	—	—	—	—	—	7	—	—	—

Total net plan costs (income)	$90	$105	$36	$75	$44	$58	$22	$(37)	$(24)

Distribution of net plan costs (income):

Continuing operations	$90	$105	$59	$75	$44	$38	$22	$(27)	$(16)

Discontinued operations	—	—	(23)	—	—	20	—	(10)	(8)

Total net plan costs (income)	$90	$105	$36	$75	$44	$58	$22	$(37)	$(24)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded status.    As of October 31, 2003 and 2002, the funded status of the defined benefit and post retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2003	2002	2003	2002	2003	2002
	(in millions)

Change in fair value of plan assets:

Fair value — beginning of year	$407	$451	$657	$746	$256	$311

Net addition (deletion) of plans	—	—	—	6	—	—

Actual return on plan assets	89	(68)	95	(213)	49	(49)

Employer contributions	91	84	127	105	—	1

Participants’ contributions	—	—	8	8	—	4

Benefits paid	(100)	(60)	(35)	(21)	(15)	(11)

Transfer from DPSP	1	—	—	—	—	—

Special termination benefits	—	—	1	1	—	—

Currency impact	—	—	83	29	—	—

Curtailment/settlement impact — restructuring	—	—	(8)	(16)	—	—

Other	—	—	—	12	—	—

Fair value — end of year	$488	$407	$928	$657	$290	$256

Change in benefit obligation:

Benefit obligation — beginning of year	$761	$702	$957	$821	$437	$380

Net addition (deletion) of plans	—	—	—	19	—	—

Service cost	70	83	44	42	13	13

Interest cost	44	46	46	41	30	27

Participants’ contributions	—	—	8	8	—	4

Plan amendment	—	—	—	3	(25)	—

Actuarial (gain) loss	(88)	19	(8)	30	122	66

Benefits paid	(100)	(60)	(35)	(21)	(14)	(11)

Transfer from DPSP	1	—	—	—	—	—

Special termination benefits	—	—	1	1	—	—

Currency impact	—	—	102	44	—	—

Curtailment/settlement impact — divestiture of Healthcare Solutions Business	—	—	—	—	—	(10)

Curtailment/settlement impact — restructuring	(28)	(29)	(20)	(31)	(24)	(32)

Benefit obligation — end of year	$660	$761	$1,095	$957	$539	$437

Plan assets less than benefit obligation	$(172)	$(354)	$(167)	$(300)	$(249)	$(181)

Unrecognized net actuarial loss (gain)	34	213	425	483	120	49

Unrecognized prior service cost (benefit) related to plan changes	3	5	(5)	(5)	(23)	2

Net (accrued) prepaid costs	$(135)	$(136)	$253	$178	$(152)	$(130)

Amounts recognized in the consolidated balance sheet consist of:

Prepaid defined benefit plan costs	$—	$—	$253	$187	$—	$—

Accrued defined benefit plan costs	(135)	(136)	(136)	(239)	—	—

Intangible assets	—	—	4	6	—	—

Additional minimum pension liability	—	—	132	224	—	—

Accrued post retirement benefits costs	—	—	—	—	(152)	(130)

Net (accrued) prepaid costs	$(135)	$(136)	$253	$178	$(152)	$(130)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets consist primarily of listed stocks and bonds. Our Retirement Plan assets are allocated approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP assets are allocated approximately 60 percent to equities and approximately 40 percent to fixed income investments. Allocation between equities and fixed income investments varies by plan in countries outside the U.S., but all plans’ assets are broadly diversified both domestically and overseas.

As of October 31, 2003 and October 31, 2002, all of our defined benefit plans had projected benefit obligations (“PBO”) that were in excess of the fair value of the plan assets. The amounts of the obligations and assets for the plans were:

	U.S. Defined Benefit Plans October 31,		Non-U.S. Defined Benefit Plans October 31,
	2003	2002	2003	2002
	(in millions)

Aggregate projected benefit obligation (“PBO”)	$(660)	$(761)	$(1,095)	$(957)

Aggregate accumulated benefit obligation (“ABO”)	$(422)	$(438)	$(924)	$(736)

Aggregate fair value of plan assets	$488	$407	$928	$657

An additional minimum pension liability adjustment was required for our pension plans in Germany, Japan and the United Kingdom during 2003 as the accumulated benefit obligation of $439 million for those plans exceeded the $408 million of pension plan assets for those plans as of the measurement date. The $31 million difference was increased by $105 million for net prepaid pension costs for all of the affected plans and reduced by $4 million for intangible assets in the United Kingdom’s plan and one of the Japanese plans, resulting in a gross additional minimum pension liability of $132 million. Of this amount, $92 million impacted accumulated comprehensive loss in 2003, offset by $40 million applied to deferred tax assets. An additional minimum pension liability adjustment was required for our pension plans in Germany, Japan and the United Kingdom during 2002 as the accumulated benefit obligation of $529 million for those plans exceeded the $441 million of pension plan assets for those plans as of the measurement date. The $88 million difference was increased by $142 million for net prepaid pension costs for all of the affected plans and reduced by $6 million for intangible assets in the United Kingdom’s plan and one of the Japanese plans, resulting in a gross additional minimum pension liability of $224 million. Of this amount, $146 million impacted accumulated comprehensive loss in 2002, offset by $78 million applied to deferred tax assets.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and postretirement benefit plans are presented in the table below. The impacts of the assumptions listed for the years 2003, 2002 and 2001 have already been recognized in our consolidated statement of operations. The assumptions for the year 2004 were used to determine the obligations presented as of October 31, 2003 in the funded status table above, and their impacts will be recognized in our consolidated statements of operations during 2004.

		Years Ended October 31,
	2004	2003	2002	2001

U.S. defined benefit plans:

Discount rate	6.25%	6.75%	7.0%	7.5%

Average increase in compensation levels	4.25%	5.25%	5.5%	6.0%

Expected long-term return on assets	8.75%	8.75%	9.0%	9.0%

Non-U.S. defined benefit plans:

Discount rate	2.0-5.5%	2.25-6.0%	2.5-6.5%	3.0-6.5%

Average increase in compensation levels	2.5-4.0%	3.5-4.25%	3.5-5.5%	3.5-5.5%

Expected long-term return on assets	5.0-7.5%	5.5-7.75%	6.5-8.5%	6.1-8.5%

U.S. postretirement benefits plans:

Discount rate	6.25%	6.75%	7.0%	7.5%

Expected long-term return on assets	8.75%	8.75%	9.0%	9.0%

Current medical cost trend rate	10.0%	9.0%	7.75%	7.75%

Ultimate medical cost trend rate	5.0%	5.5%	5.5%	5.5%

Medical cost trend rate decreases to ultimate rate in year	2009	2007	2007	2007

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2004 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)

Effect on total service and interest cost components	$9	$(7)

Effect on postretirement benefit obligations	$99	$(78)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Other Accrued Liabilities

Other accrued liabilities and other long-term liabilities at October 31, 2003 and 2002 were as follows:

	October 31,
	2003	2002
	(in millions)

Other accrued liabilities

Accrued expenses	$114	$108

Restructuring	89	148

Warranty accruals	57	59

Lease guarantees	31	68

Other	20	20

Total other accrued liabilities	$311	$403

Other long-term liabilities

Retirement plans	$285	$318

Deferred compensation	37	34

Minority interest	25	21

Other	70	72

Total other long-term liabilities	$417	$445

17.    Senior Convertible Debentures and Lines of Credit

Senior convertible debentures.    On November 27, 2001, we completed a private offering of $1.15 billion aggregate principal amount of three percent senior convertible debentures (the “debentures”) due 2021 and generated net proceeds of $1.12 billion after deducting fees and expenses. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share, subject to adjustment (as defined in the related Indenture dated November 27, 2001). They are redeemable for cash at the company’s option beginning at any time on or after December 6, 2004 at a price equal to 100 percent of the principal amount plus interest. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if the company undergoes a Fundamental Change (as defined in the Indenture). The debentures bear interest at an annual rate of three percent, which is payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture) in June 2006, June 2011 and June 2016, but in no event will it be reset below three percent or above five percent per annum. To date there have been no adjustments to the conversion price of the debentures.

Lines of credit.    Effective November 1, 2002, we terminated our $250 million five-year revolving credit facility that was due to expire on November 5, 2005 and did not extend the $250 million 364-day revolving credit facility that expired on November 1, 2002. There were no balances outstanding under either facility at October 31, 2002.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Commitments

Operating lease commitments.    We lease certain real and personal property from unrelated third parties. Future minimum lease payments under non-cancelable operating leases at October 31, 2003 were $95 million for 2004, $82 million for 2005, $64 million for 2006, $49 million for 2007, $40 million for 2008 and $89 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $126 million in 2003, $177 million in 2002 and $100 million in 2001.

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

In 2003, we decided to separately report the automated test operating segment that was previously reported as part of our test and measurement reportable segment. Management made this decision to provide more information to our investors.

We organize our business operations into four major groups — test and measurement, automated test, semiconductor products, and life sciences and chemical analysis — each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

Our four reportable segments are as follows:

•	test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. The test and measurement business includes two operating segments that have been aggregated based on the similarity of the nature of their products and services, their production processes, their class of customers, their distribution methods and their economic characteristics;

•	automated test business provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products;

•	semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets; and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

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

In 2003, we changed the methods by which corporate charges were allocated to the segments. This change impacted the cost of goods and services, research and development and selling, general and administrative expenses and (loss) income from operations recorded by each of the segments, but did not impact our consolidated results from operations or cash flows. Information provided with respect to prior periods has been reclassified to reflect these changes. Charges are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the U.S. The performance of each segment is measured based on several metrics, including (loss) income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding goodwill, other intangible amortization and restructuring and asset impairment charges.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)

Year Ended October 31, 2003:

Total net revenue	$2,529	$755	$1,586	$1,186	$6,056

(Loss) income from operations	$(315)	$(34)	$(59)	$148	$(260)

Year Ended October 31, 2002:

Total net revenue	$2,612	$706	$1,559	$1,133	$6,010

(Loss) income from operations	$(710)	$(70)	$(115)	$140	$(755)

Year Ended October 31, 2001:

Total net revenue	$4,547	$885	$1,850	$1,114	$8,396

(Loss) income from operations	$52	$(128)	$(222)	$92	$(206)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	Years Ended October 31,
	2003	2002	2001
	(in millions)

Total reportable segments’ (loss) income from operations	$(260)	$(755)	$(206)

Amortization of goodwill	—	(326)	(303)

Amortization and impairment of intangibles	(55)	(52)	(41)

Restructuring and asset impairment	(372)	(474)	(154)

Capitalized software write-off	—	—	(74)

Other asset impairment	15	13	—

Retirement plans net curtailment and settlement (loss) gain	5	(19)	—

Unallocated corporate charges and other	(28)	6	—

Other income (expense), net	5	60	301

Loss from continuing operations before taxes, as reported	$(690)	$(1,547)	$(477)

Depreciation and amortization expense:

Total reportable segments’ depreciation	$311	$357	$380

Corporate amortization expense	51	378	354

Total depreciation and amortization expense, as reported	$362	$735	$734

Major customers.    No customer represented 10 percent or more of our total net revenue in 2003, 2002 or 2001.

During 2003, we changed the basis by which segment assets are measured and reported to the chief operating decision maker whereby segment assets are now comprised of inventory, accounts receivable, property, plant and equipment and gross goodwill and other intangibles. Unallocated assets primarily consist of cash and cash equivalents, net deferred tax assets, accumulated amortization of goodwill and other intangibles, investment in equity-method investees and other assets. The following table reflects the updated measure of segment assets, capital expenditures and equity method investments directly managed by each segment. All amounts have been reclassified to conform to the current period presentation:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)

As of October 31, 2003:

Assets	$2,622	$638	$1,224	$547	$5,031

Capital expenditures	$85	$23	$70	$27	$205

Investment in equity-method investees	$25	$—	$75	$—	$100

As of October 31, 2002:

Assets	$2,903	$644	$1,354	$514	$5,415

Capital expenditures	$157	$38	$68	$38	$301

Investment in equity-method investees	$32	$—	$73	$—	$105

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment assets to Agilent’s total assets:

	October 31
	2003	2002
	(in millions)

Total reportable segments’ assets	$5,031	$5,415

Cash and cash equivalents	1,607	1,844

Net deferred tax assets	37	1,097

Other	(378)	(153)

Total assets	$6,297	$8,203

Geographic Information

	United States	Japan	Rest of the World	Total
	(in millions)

Net revenue (based on location of customer):

Year ended October 31, 2003	$2,203	$657	$3,196	$6,056

Year ended October 31, 2002	$2,355	$597	$3,058	$6,010

Year ended October 31, 2001	$3,373	$1,083	$3,940	$8,396

Long-lived assets (all non-current assets):

October 31, 2003	$1,033	$495	$880	$2,408

October 31, 2002	$1,250	$434	$1,639	$3,323

October 31, 2001	$1,796	$539	$852	$3,187

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31	April 30	July 31	October 31
	(in millions, except per share data)
2003	(1)	(2)	(3)	(4)

Net revenue	$1,412	$1,467	$1,502	$1,675

Cost of products and services and other	883	961	954	964

(Loss) income from operations	(256)	(335)	(190)	56

(Loss) income from continuing operations	(112)	(146)	(1,545)	13

Cumulative effect of adopting SFAS No. 142	(257)	—	(11)	—

Net (loss) income	$(369)	$(146)	$(1,556)	$13

Net (loss) income per share — Basic and Diluted:

Net (loss) income from continuing operations	$(0.24)	$(0.31)	$(3.25)	$0.03

Cumulative effect of adopting SFAS No. 142	(0.54)	—	(0.03)	—

Net (loss) income	$(0.78)	$(0.31)	$(3.28)	$0.03

Weighted average shares used in computing net (loss) income per share:

Basic	471	471	475	476

Diluted	471	471	475	481

Range of stock prices on NYSE	$13.19-20.30	$11.30-16.82	$15.48-22.64	$20.31-26.48

2002	(5)	(6)	(7)	(8)

Net revenue	$1,426	$1,457	$1,391	$1,736

Cost of products and services and other	920	894	897	1,164

Loss from operations	(442)	(349)	(429)	(387)

Loss from continuing operations	(317)	(247)	(223)	(235)

Gain (loss) from sale of discontinued operations, net of taxes	2	(6)	(5)	(1)

Net loss	$(315)	$(253)	$(228)	$(236)

Net loss per share — Basic and Diluted:

Net loss from continuing operations	$(0.68)	$(0.54)	$(0.48)	$(0.51)

Loss from sale of discontinued operations, net of taxes	—	(0.01)	(0.01)	—

Net loss	$(0.68)	$(0.55)	$(0.49)	$(0.51)

Weighted average shares used in computing net loss per share:

Basic and Diluted	463	464	466	467

Range of stock prices on NYSE	$22.06-33.30	$24.83-38.00	$16.00-31.25	$10.50-18.88

NOTES:

(1)	Includes pre-tax restructuring and asset impairment charges of $42 million primarily relating to severance expenses
(2)	Includes pre-tax restructuring and asset impairment charges of $131 million primarily relating to severance expenses
(3)	Includes pre-tax restructuring and asset impairment charges of $141 million primarily relating to severance expenses and a non-cash charge to establish a tax valuation allowance of $1.4 billion
(4)	Includes pre-tax restructuring and asset impairment charges of $58 million primarily relating to severance expenses
(5)	Includes pre-tax restructuring and asset impairment charges of $105 million primarily relating to severance expenses
(6)	Includes pre-tax restructuring and asset impairment charges of $35 million primarily relating to severance expenses
(7)	Includes pre-tax restructuring and asset impairment charges of $78 million primarily relating to severance expenses
(8)	Includes pre-tax restructuring charges of $133 million primarily relating to severance expenses and pre-tax asset impairment charges of $123 million

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/S/ D. CRAIG NORDLUND

D. Craig Nordlund Senior Vice President, General Counsel and Secretary

Date:  December 22, 2003

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

Signature	Title	Date

/S/ EDWARD W. BARNHOLT Edward W. Barnholt	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 22, 2003

/S/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 22, 2003

/S/ DIDIER HIRSCH Didier Hirsch	Vice President and Controller (Principal Accounting Officer)	December 22, 2003

/S/ JAMES G. CULLEN James G. Cullen	Director	December 22, 2003

/S/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 22, 2003

/S/ WALTER B. HEWLETT Walter B. Hewlett	Director	December 22, 2003

/S/ KOH BOON HWEE Koh Boon Hwee	Director	December 22, 2003

/S/ HEIDI KUNZ Heidi Kunz	Director	December 22, 2003

/S/ ROBERT L. JOSS Robert L. Joss	Director	December 22, 2003

/S/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 22, 2003

/S/ A. BARRY RAND A. Barry Rand	Director	December 22, 2003

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

Exhibit Number	Description
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-8.	Not applicable.

9.	None.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Yokogawa Electric Corporation and Hewlett-Packard Company Agreement for the Redemption and Sale of Shares and Termination of Joint Venture Relationship. Incorporated by reference from Exhibit 10.4 of the Company’s S-1.

10.7	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.9	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

Exhibit Number	Description
10.10	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*

10.11	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.12	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.13	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.14	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.15	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.16	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.17	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.18	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.19	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001.

11.1	See Note 8, “Net (Loss) Income per Share” in Notes to Consolidated Financial Statements on page 99.

12.1	Statement of ratio of earnings to fixed charges.

13.	None.

14.1	See Investor Information in Item 1: Business, p. 25 of this Annual Report on Form 10-K.

15.	Not applicable.

16.	None.

17.	Not applicable.

18.	None.

19-20.	Not applicable

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2003.

Exhibit Number	Description
22.	None.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.

25-30.	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98.	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.