Form 10-Q
period 2004-01-31
AGILENT TECHNOLOGIES INC
filed 2004-03-04
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

YES  ☒     NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES  ☒     NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT JANUARY 31, 2004
COMMON STOCK, $0.01 PAR VALUE	480,754,478 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2004	2003
Net revenue:
Products	$1,437	$1,223
Services and other	206	189

Total net revenue	1,643	1,412
Costs and expenses:
Cost of products	777	748
Cost of services and other	127	132

Total costs	904	880
Research and development	229	277
Selling, general and administrative	431	511

Total costs and expenses	1,564	1,668
Income (loss) from operations	79	(256)
Other income (expense), net	4	4

Income (loss) before taxes	83	(252)
Provision (benefit) for taxes	12	(140)

Income (loss) before cumulative effect of accounting change	71	(112)
Cumulative effect of adopting SFAS No. 142 (net of tax benefit of $11 million)	—	(257)

Net income (loss)	$71	$(369)

Net income (loss) per share — Basic:
Income (loss) before cumulative effect of accounting change	$0.15	$(0.24)
Cumulative effect of adopting SFAS No. 142, net	—	(0.54)

Net income (loss)	$0.15	$(0.78)

Net income (loss) income per share — Diluted:
Income (loss) before cumulative effect of accounting change	$0.14	$(0.24)
Cumulative effect of adopting SFAS No. 142, net	—	(0.54)

Net income (loss)	$0.14	$(0.78)

Weighted average shares used in computing net income (loss) per share:
Basic	480	471
Diluted	490	471

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	January 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,678	$1,607
Accounts receivable, net	1,064	1,086
Inventory	1,056	995
Current deferred tax assets	10	10
Other current assets	178	191

Total current assets	3,986	3,889
Property, plant and equipment, net	1,419	1,447
Goodwill and other intangible assets, net	410	402
Long-term deferred tax assets	23	27
Other assets	546	532

Total assets	$6,384	$6,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$441
Employee compensation and benefits	474	566
Deferred revenue	284	262
Income and other taxes payable	269	326
Other accrued liabilities	302	311

Total current liabilities	1,745	1,906
Senior convertible debentures	1,150	1,150
Other liabilities	420	417

Total liabilities	3,315	3,473
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 480 million shares at January 31, 2004 and 476 million shares at October 31, 2003 issued and outstanding	5	5
Additional paid-in capital	5,050	4,984
Accumulated deficit	(2,088)	(2,159)
Accumulated comprehensive income (loss)	102	(6)

Total stockholders’ equity	3,069	2,824

Total liabilities and stockholders’ equity	$6,384	$6,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$71	$(369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81	82
Deferred taxes	(7)	(149)
Non-cash asset impairment charges	12	10
Net gain on divestitures and sale of assets	—	(2)
Adoption of SFAS No. 142	—	268
Changes in assets and liabilities:
Accounts receivable	51	186
Inventory	(64)	31
Accounts payable	7	(16)
Employee compensation and benefits	(92)	(106)
Income and other taxes payable	(30)	1
Other current assets and liabilities	30	(22)
Other long-term assets and liabilities	(19)	(5)

Net cash provided by (used in) operating activities	40	(91)

Cash flows from investing activities:
Investments in property, plant and equipment	(29)	(48)
Dispositions of property, plant and equipment	—	3
Purchase of equity investments and other intangibles	(5)	(2)

Net cash used in investing activities	(34)	(47)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	66	50
Net payments to notes payable and short-term borrowings	(1)	(2)

Net cash provided by financing activities	65	48

Change in cash and cash equivalents	71	(90)
Cash and cash equivalents at beginning of period	1,607	1,844

Cash and cash equivalents at end of period	$1,678	$1,754

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated financial statements for the quarter ended January 31, 2003 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2003 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of January 31, 2004 and October 31, 2003, and condensed consolidated results of operations and cash flow activities for the three months ended January 31, 2004 and 2003.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective for our second quarter and all future quarterly and annual reports. We have chosen to adopt the required interim period disclosure provisions in this report.

On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. We have chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. Our measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended January 31, 2004 do not reflect the effect of the Act.

4. PROVISION (BENEFIT) FOR TAXES

For the quarter ended January 31, 2004, we recorded an income tax provision of $12 million as compared with an income tax benefit of $140 million for the corresponding period in 2003. The current quarter provision was recorded for taxes on income generated in certain foreign jurisdictions, other than the U.S. and U.K. In the U.S. and U.K., the income tax provision or benefit will be recorded as an adjustment of the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance which was established in the third quarter of fiscal 2003. Prior to the third quarter of fiscal 2003, we had recorded income tax benefits for pre-tax losses in those jurisdictions.

5. STOCK-BASED COMPENSATION

We have elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our condensed consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

During the three months ended January 31, 2004, the company issued approximately 13.8 million options under the Option Exchange Program. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average price of $51.00. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the Agilent Technologies, Inc. Long-Term Performance Program for the company’s executive officers. Participants in this program are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. We include the dilutive impact of this program in our diluted income per share calculation. The amount of compensation expense, using the variable accounting method pursuant to APB No. 25, was not material for the quarter ended January 31, 2004.

Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the 423(b) Plan, the Long-Term Performance Program and the Option Exchange Program described above, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended January 31,
	2004	2003
	(in millions, except per share data)
Net income (loss) as reported	$71	$(369)
SFAS No. 123 based compensation (1)	(62)	(95)
Tax impact (2)	—	32

Net loss – pro forma	$9	$(432)

Basic net income (loss) per share – as reported	$0.15	$(0.78)
Basic net income (loss) per share – pro forma	$0.02	$(0.92)
Diluted net income (loss) per share – as reported	$0.14	$(0.78)
Diluted – net income (loss) per share – pro forma	$0.02	$(0.92)
Weighted-average shares used in computing net income (loss) and pro forma net income (loss) per share:
Basic	480	471
Diluted	490	471

(1)	The pro forma results for the three months ended January 31, 2004 include approximately $18 million of compensation expense relating to our Option Exchange Program. The remainder of the expense for the period relate to options granted over the past five years.
(2)	No tax benefits were attributed to the SFAS No. 123 based compensation during the three months ended January 31, 2004 as we have provided substantially a full valuation allowance on our net deferred tax assets since the third quarter of fiscal 2003.

The fair value of options granted in the three months ended January 31, 2004 and 2003 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Options Granted during the Three Months Ended January 31,
	2004	2003
Risk-free interest rate for options	1.15-3.12%	1.15-3.31%
Risk-free interest rate for the 423(b) Plan	1.1-1.77%	1.1-1.77%
Dividend yield	0%	0%
Volatility for options	61.9-80%	60-80%
Volatility for the 423(b) Plan	63-80%	63-80%
Expected option life	5.5 years	5.5 years
Expected life for the 423(b) Plan	6 Months-2 years	6 Months-2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2004:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2003:	$183	$85	$96	$24	$388
Foreign currency translation impact	6	4	3	1	14

Goodwill at January 31, 2004:	$189	$89	$99	$25	$402

The component parts of other intangibles as of January 31, 2004 and October 31, 2003 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of January 31, 2004:
Purchased technology	$127	$119	$8
Customer relationships	23	23	—

Total	$150	$142	$8

As of October 31, 2003:
Purchased technology	$122	$110	$12
Customer relationships	23	21	2

Total	$145	$131	$14

We purchased $5 million of other intangibles during three months ended January 31, 2004.

Amortization for purchased intangible assets was $11 million for the three months ended January 31, 2004 and $12 million for the same period in the prior year. Amortization expense related to purchased intangible assets is estimated to be approximately $5 million for the rest of 2004, $2 million for fiscal 2005 and $1 million for fiscal 2006.

7. NET INCOME (LOSS) PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended January 31,
	2004	2003
	(in millions)
Numerators:
Income (loss) before cumulative effect of accounting change	$71	$(112)
Cumulative effect of adopting SFAS No. 142, (net of tax benefit of $11 million)	—	(257)

Net income (loss)	$71	$(369)

Denominators:
Basic weighted-average shares	480	471
Potentially dilutive common stock equivalents – stock options and other employee stock plans	10	—

Diluted weighted-average shares	490	471

Options to purchase 3.2 million and 0.1 million shares of common stock at a weighted-average exercise price of $33 and $18 per share were outstanding during the three months ended January 31, 2004 and 2003, respectively, but were not included in the computation of diluted net income (loss) per share because the options were antidilutive for the period.

8. INVENTORY

	January 31, 2004	October 31, 2003
	(in millions)
Finished goods	$339	$356
Work in progress	147	85
Raw materials	570	554

Total Inventory	$1,056	$995

9. GUARANTEES

Standard Warranty

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

	Three Months Ended January 31,
	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$71	$72
Accruals for warranties issued during the period	19	16
Accruals related to pre-existing warranties (including changes in estimates)	2	4
Settlements made during the period	(19)	(19)

Balance at January 31, 2004 and 2003	$73	$73

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet.

	Three Months Ended January 31,
	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$33	$37
Recognition of revenue	(6)	(6)
Deferral of revenue for new contracts	6	4

Balance at January 31, 2004 and 2003	$33	$35

Lease Guarantees

As of January 31, 2004, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $24 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

10. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended January 31,
	2004	2003
	(in millions)
Net income (loss)	$71	$(369)
Other comprehensive income (loss):
Change in unrealized gain on investments, net	4	1
Change in unrealized loss on derivative instruments, net	(3)	(3)
Reclassification adjustment relating to investments included in net income (loss), net	4	2
Reclassification adjustment relating to derivatives, net	3	1
Foreign currency translation, net	100	40

Comprehensive income (loss)	$179	$(328)

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of the first quarter of 2004, we have reduced our workforce by approximately 16,000 people (approximately 14,400 from involuntary terminations and approximately 1,600 from net attrition) to approximately 28,000 employees.

Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited more than 110 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 3.8 million square feet, or about 20 percent of our worldwide property. We will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings which house sales and administrative employees. However, a number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

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

We continue to carry out our plan to consolidate excess facilities. During the three months ended January 31, 2004 we recorded an additional $7 million charge due to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through January 31, 2004 was $533 million: $154 million in 2001, $357 in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

Consolidation of Excess Facilities
(in millions)
Ending balance at October 31, 2003	$62
Total charge and adjustment	7
Cash payments	(5)

Ending balance at January 31, 2004	$64

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we reduced our workforce by approximately 2,500 as of January 31, 2004. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments, but particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

The cost of the 2002 Plan through January 31, 2004 was $166 million: $117 million in 2002, $49 million in 2003 and zero in 2004.

A summary of restructuring activity for the 2002 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

Workforce Reduction
(in millions)
Ending balance at October 31, 2003	$14
Total charge	—
Cash payments	(13)

Ending balance at January 31, 2004	$1

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 5,000 as of January 31, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $4 million for the three months ended January 31, 2004 for lease termination fees and losses anticipated from sub-lease agreements. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

During the three months ended January 31, 2004, we incurred asset impairment charges of $3 million for machinery and equipment used in production owned by our semiconductor products segment.

As of January 31, 2004, the cost of the 2003 Plan was $346 million: $308 million in 2003 and $38 million in 2004.

A summary of restructuring activity for the 2003 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2003	$4	$9	$—	$13
Total charge	31	4	3	38
Asset impairments	—	—	(3)	(3)
Cash payments	(15)	(4)	—	(19)

Ending balance at January 31, 2004	$20	$9	$—	$29

Summary information for combined plans

The restructuring accrual for all plans, which totaled $94 million as of January 31, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters.

As our restructuring plans were all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below.

	Three Months ended January 31,
	2004	2003
	(in millions)
Cost of products and services	$8	$6
Research and development	10	4
Selling, general and administrative	27	32

Total restructuring and asset impairment charges	$45	$42

Other asset impairment charges

We incurred asset impairment charges primarily for writing down investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were $8 million and $5 million for the three months ended January 31, 2004 and 2003, respectively. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the quarter ended January 31, 2004 and 2003, our net pension and post retirement benefit costs were comprised of:

	Pensions				U.S. Post Retirement
	U.S. Plans		Non-U.S. Plans		Benefit Plans
	Three Months Ended January 31,
	2004	2003	2004	2003	2004	2003
	(in millions)
Service cost — benefits earned during the period	$16	$18	$10	$11	$4	$3
Interest cost on benefit obligation	10	11	12	12	8	8
Expected return on plan assets	(11)	(10)	(16)	(13)	(6)	(6)
Amortization and deferrals:
Actuarial loss	1	4	8	8	2	—
Prior service cost	—	—	—	—	(1)	—

Net plan costs	16	23	14	18	7	5
Settlement loss	—	—	—	1	—	—

Total net plan costs	$16	$23	$14	$19	$7	$5

We contributed $78 million and $118 million to fund our various defined benefit plans during the three month ended January 31, 2004 and 2003, respectively. We expect to contribute approximately $46 million for the remaining part of 2004.

13. SEGMENT INFORMATION

Description of segments. We organize our business operations into four major groups — test and measurement, automated test, semiconductor products, and life sciences and chemical analysis — each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called infrastructure charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the U.S. The performance of each segment is measured based on several metrics, including income (loss) from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

Income (loss) from operations of each of the segments is measured after excluding other intangible amortization and restructuring and asset impairment charges.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Three months ended January 31, 2004:
Total net revenue	$642	$219	$469	$313	$1,643
Income from operations	$4	$20	$60	$49	$133
Three months ended January 31, 2003:
Total net revenue	$633	$136	$367	$276	$1,412
Income (loss) from operations	$(132)	$(48)	$(48)	$34	$(194)

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	Three Months Ended January 31,
	2004	2003
	(in millions)
Total reportable segments’ income (loss) from operations	$133	$(194)
Amortization and impairment of intangibles	(11)	(12)
Restructuring and asset impairment	(45)	(42)
Unallocated infrastructure charges and other	2	(8)
Other income (expense), net	4	4

Income (loss) before taxes, as reported	$83	$(252)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, our future effective tax rate and use of tax income from withholding, new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results, the impact and timing of our enterprise resource planning and customer relationship management systems implementation, our obligations under our retirement and post-retirement benefit plans, timing of, costs related to, and savings from our restructuring programs, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Executive Summary

Net income for the first quarter of 2004 was $71 million, an increase of $440 million from the net loss of $369 million in the same quarter a year ago. This is the second consecutive quarter that we have reported net income since fiscal 2001, due to the continued strength in consumer electronics markets, which is driving growth in the Asia Pacific region and to our success in reducing our quarterly operating cost structure. Our results were stronger than expected, as we did not experience the normal first quarter seasonal weakness. We have seen a slight shift in our seasonality as our businesses have been driven primarily by the demand in the consumer electronics markets which remained strong after the holiday season. Due to this unusual trend, we are uncertain that we will see the increase in orders and revenue that we typically experience in the second quarter of the year.

Approximately 40 percent of our business is driven by demand for components included in consumer electronics such as cell phones, cameras, games, personal computers, printers, and test and measurement solutions used in the design and manufacturing of consumer electronics. This is contributing to the growth in Asia Pacific as companies expand their manufacturing capacity to meet demand for these products. Looking forward, we expect the recovery in most of our markets to continue gradually. We believe that we are in the early phase of a comsumer-led recovery that we expect to expand to other markets. As confidence increases in economies around the world we believe we are well positioned to take advantage of opportunities.

We achieved our goal of reducing our quarterly operating cost structure to $1.4 billion three quarters earlier than planned. We have transformed our IT, manufacturing, facilities and finance functions and have streamlined our cost structure. This operational transformation is largely complete and we have begun to see the benefits in cost savings and operational excellence. The last round of implementation of our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) projects will be completed in the second quarter of 2004. In addition, net cash provided from operating activities was $40 million; the second consecutive quarter we have had positive cash flow from operations since 2001. We will continue monitoring our expenses in order to sustain this operating cost structure and anticipate restructuring activities to continue through the end of this year.

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

Reclassifications

Amounts in the condensed consolidated financial statements for the quarter ended January 31, 2003 have been reclassified to conform to the current period’s presentation.

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

Retirement and post retirement plan assumptions. Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2003, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.0 to 7.50 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $5 million for 2004 in the U.S. and $9 million for 2004 for all plans outside the U.S. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the condensed consolidated statement of operations. We incurred expenses of $37 million and $47 million in the three months ended January 31, 2004 and January 31, 2003, respectively, for our retirement and post retirement plans. We expect to incur expenses of approximately $109 million for the rest of 2004 for our retirement and post retirement plans.

Valuation of long-lived assets. We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 and discounted future cash flows according to the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We make these estimates consistent with the way we forecast, plan and run our businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We performed the required transitional impairment test upon our adoption of SFAS No. 142 in the first quarter of 2003 and wrote-off $268 million of goodwill. The first years’ annual impairment test as of September 30 resulted in no further impairments.

The process of evaluating the potential impairment of long-lived assets such as our property, plant and equipment according to SFAS No. 144 is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. jurisdictions in recent years represented sufficient negative evidence which made it difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and U.K. affect the ongoing amount of the valuation allowance. We expect pre-tax income in fiscal 2004 will be recognized at a lower rate because future income taxes in the U.S. and the U.K. will be offset against reversals of the valuation allowance to effectively eliminate any tax charge in those jurisdictions. Additionally, to the degree we have pre-tax losses in the U.S. or U.K., no tax benefit will be recognized until such time as the valuation allowance is reversed. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowance in those jurisdictions.

We have not provided for U.S. federal income and foreign withholding taxes on a portion of our non-U.S. subsidiaries undistributed income as of January 31, 2004 because we intend to reinvest such income indefinitely. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Adoption of New Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective for our second quarter and all future quarterly and annual reports. We have chosen to adopt the required interim period disclosure provisions in this report.

On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. We have chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. Our measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended January 31, 2004 do not reflect the effect of the Act.

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of the first quarter of 2004, we have reduced our workforce by approximately 16,000 people (approximately 14,400 from involuntary terminations and approximately 1,600 from net attrition) to approximately 28,000 employees.

Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited more than 110 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 3.8 million square feet, or about 20 percent of our worldwide property. We will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings which house sales and administrative employees. However, a number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

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

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is substantially complete. We are continuing to see the estimated savings of $350 million per quarter ($300 million from the 2001 Plan and $50 million from the 2002 Plan) that was initially projected. The 2003 Plan is still being implemented, however, we have already begun to realize the expected $125 million reduction in quarterly operational costs. We expect to incur further restructuring costs and increase the savings related to the 2003 Plan through 2004.

The 2001 Plan

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

We continue to carry out our plan to consolidate excess facilities. During the three months ended January 31, 2004 we recorded an additional $7 million charge due to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through January 31, 2004 was $533 million: $154 million in 2001, $357 in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

Consolidation of Excess Facilities
(in millions)
Ending balance at October 31, 2003	$62
Total charge and adjustment	7
Cash payments	(5)

Ending balance at January 31, 2004	$64

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we reduced our workforce by approximately 2,500 as of January 31, 2004. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

The cost of the 2002 Plan through January 31, 2004 was $166 million: $117 million in 2002, $49 million in 2003 and zero in 2004.

A summary of restructuring activity for the 2002 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

Workforce Reduction
(in millions)
Ending balance at October 31, 2003	$14
Total charge	—
Cash payments	(13)

Ending balance at January 31, 2004	$1

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 5,000 as of January 31, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $4 million for the three months ended January 31, 2004 for lease termination fees and losses anticipated from sub-lease agreements. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

During the three months ended January 31, 2004, we incurred asset impairment charges of $3 million for machinery and equipment used in production owned by our semiconductor products segment.

Although we are still implementing the 2003 Plan, we have realized the expected $125 million reduction in quarterly operational costs from the reductions in salary and benefit expenses due to the workforce reductions. As of January 31, 2004, the cost of the 2003 Plan was $346 million: $308 million in 2003 and $38 million in 2004.

A summary of restructuring activity for the 2003 Plan from October 31, 2003 through January 31, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2003	$4	$9	$—	$13
Total charge	31	4	3	38
Asset impairments	—	—	(3)	(3)
Cash payments	(15)	(4)	—	(19)

Ending balance at January 31, 2004	$20	$9	$—	$29

Summary information for combined plans

The restructuring accrual for all plans, which totaled $94 million as of January 31, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters. We have met our expected savings goals for all of our restructuring plans. Future charges should be primarily associated with our 2003 Plan.

As our restructuring plans were all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below.

	Three Months ended January 31,
	2004	2003
	(in millions)
Cost of products and services	$8	$6
Research and development	10	4
Selling, general and administrative	27	32

Total restructuring and asset impairment charges	$45	$42

Other asset impairment charges

We incurred asset impairment charges primarily for writing down investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were $8 million and $5 million for the three months ended January 31, 2004 and 2003, respectively. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net income (loss) in the periods presented. For example, the weakening of the U.S. dollar through the first quarter of 2004 led to an increase in revenue of approximately $50 million, which primarily affected Europe and Japan. However, this was offset by an increase to cost of sales of approximately $20 million and an increase to operating expenses of approximately $25 million. Our hedging activities resulted in an increase of cost of sales of approximately $5 million.

Results of Operations

As noted above, we have achieved our goal of reducing our quarterly operating cost structure to $1.4 billion. This was accomplished in part through savings generated from our restructuring plans. We achieved both sequential and year-over-year growth in our gross margins across all businesses due to increased revenues and incremental restructuring savings as well as favorable mix and volume impacts in the current quarter. We have also reduced our discretionary spending and non-material purchases by approximately $92 million compared to the three-month period a year ago. This reduction was accomplished by decreasing the number of vendors with whom we do business in order to maximize vendor discounts and by putting in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. Overall, we have decreased our operating expenses for the first quarter of 2004 by 6 percent on a dollar basis compared to the same time last year which includes a $23 million decrease in major information technology project costs. Costs incurred for the implementation of our ERP and CRM projects were $42 million and $66 million for the three months ended January 31, 2004 and 2003. We plan on completing our ERP and CRM projects in the second quarter of the year and believe that we will experience incremental benefits once we complete our systems implementation and are able to eliminate more of the costs associated with maintaining multiple systems. We are focusing on reducing our costs of products and services and have moved towards a more variable cost structure through the use of outsourcing partners and instituting variable pay programs for our employees.

Orders and Net Revenue

	Three Months ended January 31,		Yr vs. Yr % Change
	2004	2003
	(in millions)
Orders	$1,731	$1,358	27%

Net revenue from products	$1,437	$1,223	17%
Net revenue from services and other	206	189	9%

Total net revenue	$1,643	$1,412	16%

Net revenue by region	Three Months Ended January 31,		Yr vs. Yr % Change
	2004	2003
	(in millions)
Americas	$573	$576	(1)%
Europe	363	296	23%
Asia Pacific	707	540	31%

Total net revenue	$1,643	$1,412	16%

Overall orders increased 27 percent in the three months ended January 31, 2004, as compared to the same period in 2003. Our current quarter order results indicate stabilization or growth in our key markets. Growth in consumer electronics drove orders in several businesses over the last quarter. Orders for semiconductor products were strong across all product lines, especially personal systems where growth of cell phones fueled demand for cameras and radio frequency (“RF”) components. Our automated test group had strong growth in the semiconductor test and manufacturing test markets and for the third consecutive quarter customers placed multiple system orders for the system on chip test system (“SOC”). Orders from our life sciences business increased due to large customers increasing their capital purchases as the global economic environment improved and developing countries focused on requirements for food and water testing.

Orders increased across all geographies, especially in Asia Pacific due to the expansion of our customers’ manufacturing capacity, the continued growth in consumer electronics, depletion of excess supply of used equipment, wafer production investments and Asian infrastructure requirements for food and water testing. We continue to face an extremely competitive environment in the Americas, due to the shift in production facilities from the Americas to Asia Pacific by our customers. However, we expect to see an improvement as the economy in the U.S. recovers.

         Net revenue increased 16 percent in the three months ended January 31, 2004 compared to the same period in 2003. Geographically, revenue increased in Europe and Asia Pacific and remained relatively flat in the Americas. This was primarily a result of our customers shifting their production facilities from the Americas to Asia Pacific, growth in our Asian and European markets driven by consumer electronics sales and increase in semiconductor sales. In addition, Chinese New Year occurred in January rather than in February this year, which negatively affected our revenues as we experienced a slow down in shipments in both our test and measurement and automated test segments. Currency movements led to an increase of approximately $50 million in revenue due to the weakening of the U.S. dollar during the three months ended January 31, 2004. This increase primarily affected revenue in Europe and Japan. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 9 percent in the three months ended January 31, 2004 compared to the same period in 2003 as a result of our customers servicing their installed base of products as opposed to purchasing new products in a weak economy.

Costs and Expenses

	Three Months ended January 31,
	2004	2003
Cost of products as a percentage of product net revenue	54%	61%
Cost of services and other as a percentage of service and other revenue	62%	70%
Total cost of products and services as a percentage of total net revenue	55%	62%
Research and development as a percentage of total net revenue	14%	20%
Selling, general and administrative as a percentage of total net revenue	26%	36%
Total costs as a percentage of total net revenue	95%	118%

Costs of products and services as a percentage of net revenue decreased by 7 percentage points for the three-month period compared to the same time last year. Cost of services and other as a percentage of service and other revenue and cost of products as a percentage of product net revenue decreased 8 points and 7 points, respectively, for the three-month period ending January 31, 2004 compared to the same period in 2003. This decrease was driven primarily by incremental restructuring savings which amounted to approximately $103 million as well as favorable mix and volume impacts in the current quarter. This was partially offset by the currency impact of approximately $20 million caused by the weakening dollar.

Our gross margins increased for the three-month period compared to the same period last year in all of our businesses. Although we are still experiencing strong pricing pressures and continue to offer discounts to encourage customers to buy products, our discount levels have not increased and we are beginning to walk away from lower margin business. We are seeing the savings from our restructuring plans and production efficiencies and are beginning to reap the benefits of a decreasing cost structure.

Research and development expenses declined 17 percent in dollar terms in the three months ended January 31, 2004, as compared to the same period in 2003. In the same period, research and development decreased by 6 percentage points as a percentage of total net revenue. Research and development expenses declined due to incremental savings from our restructuring efforts. The incremental net savings in the three months ended January 31, 2004 were $42 million. These savings were offset partially by increased costs due to the weakening of the U.S. dollar of approximately $9 million in the current quarter. We are still committed to bringing new products to the market, however we have focused our development efforts on key strategic opportunities to align our business with available markets. Recent new product developments such as the test solution for the peripheral component interconnect (“PCI”) Express Chip in the automated test segment and new proteomics analysis software in life sciences and chemical analysis segment are examples of this focused effort.

Selling, general and administrative expenses declined 16 percent in dollar terms in the three months ended January 31, 2004 compared to the same period in 2003. In the same period, selling, general and administrative expenses decreased by 10 percentage points as a percentage of total net revenue. Selling, general and administrative expenses declined primarily due to an incremental net restructuring savings of approximately $51 million. This decrease was offset by an increase in expenses of approximately $16 million, due to the weakening of the U.S. dollar in the current period.

At January 31, 2004, our headcount was approximately 28,000 compared to approximately 35,000 at the same time last year. We expect to recognize additional net savings from these restructuring actions during the rest of 2004.

Other Income (Expense), Net

	Three Months Ended January 31,
	2004	2003
	(in millions)
Other income (expense), net	$4	$4

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet re-measurement, our share of income from joint ventures and equity investments and other miscellaneous items. In the periods ending January 31, 2004, other income (expense), net remained flat compared to the same period a year ago.

Tax Valuation Allowance and Provision (Benefit) for Taxes

During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S and the U.K. We intend to maintain a full valuation allowance on the U.S. and U.K. jurisdictions until sufficient positive evidence exists to support reversal of the valuation allowance.

For 2004, the current estimate of the annual effective tax rate is 15 percent. This tax rate reflects taxes other than U.S. and U.K. income taxes, which continue to be recorded as decreases to and increases in the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes outside the U.S. and U.K. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges at the enterprise level are discussed above.

General Infrastructure and Shared Services

Overall we have significantly decreased our infrastructure costs primarily through our restructuring plans. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services, decreased the space that we occupy in our sales and administrative buildings and moved some of our global shared services operations sites to lower cost regions. Incremental savings for infrastructure costs for the first quarter of 2004 associated with restructuring plans were approximately $52 million compared to the same time last year. Cost savings related to restructuring our infrastructure were allocated to all businesses.

In addition to the restructuring programs, we implemented cost controls to reduce our indirect spending costs. We put in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. We also streamlined our procurement process by decreasing the number of vendors with which we do business in order to maximize vendor discounts with preferred suppliers. Incremental savings associated with these new processes were approximately $62 million for the three months ended January 31, 2004 compared to the same time last year. We allocated these savings to all businesses.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

For test and measurement, we met our commitment to return this segment to profitability, the first time since the second quarter of 2001 that this business has achieved that goal. Compared to last year, we had a $136 million improvement in income from operations on only an $9 million increase in revenue due to the cumulative benefits of aggressive restructuring and a reduction of approximately 25 percent in test and measurement average headcount over the first quarter of last year.

Orders and Net Revenue

	Three Months Ended January 31,		2004 over 2003 Change
	2004	2003
	(in millions)
Orders	$642	$594	8%

Net revenue from products	$547	$539	1%
Net revenue from services and other	95	94	1%

Total net revenue	$642	$633	1%

Income (Loss) from operations	$4	$(132)	103%
Operating margin (deficit)	1%	(21)%	22 ppts

Test and Measurement orders for the three months ended January 31, 2004 were $642 million, up 8 percent from one year ago. We saw year-over-year growth across all geographies, especially in Japan, which was up 34 percent from a year ago primarily driven by the growth in consumer electronics (DVD players, LCD TVs and cell phones) and a recovery in the semiconductor industry (oscilloscopes, IC lithography and flat panel LCD lithography).

Communications test, which is 69 percent of the segment, was up 6 percent, and general-purpose test was up 13 percent year-over-year as we continued to benefit from the expansion of the Asian wireless handset manufacturing capacity. Our one-box tester business grew 17 percent year-over-year, driven by the strong demand for the more complex testing solutions required by camera phones, gaming phones and other mixed-mode phones. We are also seeing increased interest in our new product introductions with application solutions focused on research and development. This improves our odds of becoming the “designed-in” solution for manufacturing test equipment.

Wireline test orders continued to be flat for the third consecutive quarter. The overall impact of the used equipment market have diminished considerably, with the largest remaining supply of used equipment in the optical test area. We anticipate flat to moderate growth, as the industry appears to have stabilized over the past few months. Moderate growth should also come from network operators as they begin to release capital expenditure budgets.

The general purpose test market continues to show signs of a moderate recovery with the component and semiconductor industries leading the way. For the three months ended January 31, 2004 orders for general purpose test equipment increased 13 percent year-over-year driven by growth from IC Lithography, design software and transactional products (multi-meters, oscilloscopes, counters).

Our operations support systems (“OSS”) business, representing about 8 percent of test and measurement, grew 23 percent compared to the same time last year but was flat sequentially and generally throughout 2003. Continued spending by wireless service providers is the primary driver for the OSS order growth.

Revenue for the current quarter was 1 percent higher than a year ago. We saw strong performance in our high-end oscilloscope, wireless communications test, and lithography businesses.

Looking forward, we expect gradual growth for our test and measurement business. We anticipate order and revenue growth in our wireless business, which represents over 50 percent of our test and measurement segment. We expect this growth to be driven by the mobile handset market as network equipment manufacturers build capacity to position themselves for market share gains. We expect continued spending by wireless service providers and accelerated third generation deployments to also drive this growth. Voice over internet protocol products are gaining momentum as wireless service providers migrate their core networks to IP (internet protocol) in 2005.

We expect moderate growth in our general purpose test business, which makes up about 30 percent of our test and measurement business, from precision motion control products, driven by the semiconductor market recovery and offset by seasonal patterns in the aerospace and defense markets.

Costs and Expenses

The following table shows the percentage point decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for the quarters ended January 31, 2004 and 2003.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change
Cost of products and services	(6)
Research and development	(6)
Selling, general and administrative	(9)

Cost of products and services as a percentage of net revenue decreased 6 percent for the first quarter of 2004 compared to a year ago. The reduction was primarily attributable to incremental restructuring savings of approximately $37 million, lower infrastructure costs, savings in indirect expenses related to headcount reductions, offset by higher parts costs in our support business and increased duty rates. Inventory charges and releases of inventory previously reserved were not significant for the three months ended January 31, 2004 and 2003.

Research and development expenses as a percentage of net revenue fell 6 percent from last year’s levels as we reduced our research and development headcount to match the size and focus of the business. We have focused our development efforts on strategic opportunities that align our business with available markets and have cancelled new product introductions that would not result in an adequate return on investment.

Selling, general and administrative expenses as a percentage of net revenue fell compared to the same time last year by 9 percent largely due to incremental restructuring savings of approximately $18 million and tight controls on travel, training and marketing communications expenses.

Income (Loss) from Operations

Operating profit for the three months ended January 31, 2004 of $4 million improved by $136 million compared to the operating loss of $132 million a year ago with incremental revenue of only $9 million. Aggressive restructuring through workforce reductions and reduction in our operating expense structure helped comparative operating results. This segment achieved a return on invested capital (“ROIC”) of 1 percent for the current quarter compared to a negative ROIC during the same period last year. This is a year-over-year increase of 25 percentage points.

Automated Test

Our automated test segment provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. Following the industry bubble of 2000, the main driver of our customers’ business has visibly shifted from communications, IT, networking, and internet infrastructure to consumers who are driving the market for PC’s, cell phones, electronic games, and similar consumer electronics.

Orders and Net Revenue

	Three Months Ended January 31,			2004 over 2003 Change
	2004		2003
		(in millions)
Orders	$200		$115	74%
Net revenue from products	$178		$101	76%
Net revenue from services and other	41		35	17%
Total net revenue	$219		$136	61%
Income (loss) from operations	$20		$(48)	142%
Operating margin (deficit)	9%		(35)%	44 ppts

Our automated test segment had significant year-over-year growth across semiconductor manufacturing test and electronic manufacturing test products. Orders for the quarter were up 74 percent from last year. Semiconductor test products were up 88 percent and electronic manufacturing test products were up 31 percent compared to the same period last year. For the third consecutive quarter, customers placed multiple system orders for our 93000 SOC test system, again indicating they are buying for future capacity requirements. Our SOC test system orders grew almost 100 percent year-over-year and the utilization rates for our 93000 SOC test systems at contract manufacturers in Asia remained high. We had 172 test design wins in the current quarter. This record surpassed our previous high of 161 design wins in the third quarter of 2003. Our strength in design wins is coming from our traditional leadership areas of graphics and chips sets, as well as the digital consumer and wireless markets. We are beginning to see significant activity caused by movement to new and high-speed buses. This quarter, we received a design win for the first test solution for the PCI (peripheral component interconnect) Express chip, a third generation high-speed communication bus. Our test solutions for PCI Express chips are going into production in the spring and we have several other PCI Express projects starting production beginning later this year. Parametric test products had a very strong quarter, approximately 90 percent year-over-year. We are seeing more positive signs in this market as investments continue in Asia Pacific for 300mm fabrication and wafer production. Our flash memory business, flat compared to last year, continues to experience volatile demand and revenues fluctuate accordingly.

Net revenue for the first quarter grew 61 percent compared with a weak first quarter last year. The increase was a direct result of an improving business environment that is driving customer demand for parametric test, SOC, and electronic manufacturing test equipment.

Looking forward to the remainder of 2004, we anticipate order and revenue growth across the SOC, parametric test, and electronic test manufacturing test product as customer capital budgets remain strong. We expect our flash memory business to continue to experience volatility.

Costs and Expenses

The following table shows the percentage point decrease in our automated test segments’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2004 and 2003.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change
Cost of products and services	(12)
Research and development	(10)
Selling, general and administrative	(22)

We continue to control cost through outsourcing to contract manufacturers, and reduction of indirect and direct material costs. We reduced average headcount by approximately 20 percent during the current quarter compared to the same period last year. These cumulative restructuring and cost reduction activities have driven down costs and expenses as a percentage of net revenue for the quarter ended January 31, 2004 compared to the same period last year.

Cost of products and services as a percentage of net revenue was down 12 percentage points for the three months ended January 31, 2004 compared to the same period last year. The decrease was driven primarily by higher revenue, savings from cost controls, lower infrastructure costs and efficiencies from outsourcing to contract manufacturers. Inventory charges and releases of inventory previously reserved were not significant for the three months ended January 31, 2004 and 2003.

Research and development expenses as a percentage of net revenue were down 10 percentage points from the same period last year. On a dollar basis expenses were equal to the first quarter of last year. The decrease in percentage was driven primarily by the growth in revenue.

Selling, general and administrative expenses as a percentage of net revenue were down 22 percentage points for the three months ended January 31, 2004, compared to the same period last year. On a dollar basis, expenses were down 16 percent. The decrease reflects our infrastructure costs and controlling discretionary spending reductions.

Income (Loss) from Operations

Our automated test segment was profitable for the third consecutive quarter. This segment showed an operating profit of $20 million compared to an operating loss of $48 million for the same period last year. The improvement in income from operations compared to last year was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising from outsourcing to contract manufacturers contributed to our return to profitability. This segment achieved a ROIC of 9 percent in the current quarter compared to a negative ROIC during the same period last year. This is a year-over-year increase of 32 percentage points.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers and integrated circuits (“ICs”) for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. About two-thirds of the semiconductor products business came from customers in consumer electronics markets.

Orders and Net Revenue

	Three Months Ended January 31,		2004 over 2003 Change
	2004	2003
	(in millions)
Orders	$582	$381	53%

Net revenue	$469	$367	28%

Income (loss) from operations	$60	$(48)	225%
Operating margin (deficit)	13%	(13)%	26 Ppts

Semiconductor product orders for the three months ended January 31, 2004 were up 53 percent from last year reflecting the upturn we have seen in the worldwide semiconductor market as well as our success in the mobile phone market. Orders for the personal systems market grew by 73 percent for the three-month period, primarily driven by strong demand for our mobile phone solutions, including embedded camera modules, FBAR duplexers and EpHEMT power modules. We also experienced strong adoption of our new infrared transceivers for mobile phones, personal digital assistants, and digital cameras. In addition, optoelectronic orders for couplers and light emitting diodes (LEDs) were particularly strong this quarter, driven by growth in digital consumer electronics. Imaging and navigation products also contributed to order growth. Within our networking market, we continue to see signs of growth. Orders grew by 14 percent compared to the same period last year, driven by growth in our networking ICs and storage area networking products. We also achieved several new design wins. While orders for our fiber optics products were essentially flat compared to the same period last year, we saw strong demand for our Ethernet products.

Revenue for the three-month period was up 28 percent compared to the same period in the prior year. Moreover, revenue has continued to increase each quarter since the same period last year. The growth was driven by strength in navigation, embedded camera modules, FBAR duplexers, EpHEMT power modules, networking ICs, and optoelectronics. Currency had a favorable impact on revenue growth as well. Semiconductor markets remained highly competitive resulting in the erosion of average selling prices across all product lines. This has been addressed by increasing volume and new product innovations. Revenue from sales to Hewlett-Packard, consisting primarily of hardcopy application specific integrated circuits (ASICs) and motion control products, represented approximately 14 percent of the business’ total net revenue for the quarter, compared to 20 percent in the same period last year.

Looking forward to the remainder of 2004, we anticipate order and revenue growth across a wide-range of products in our personal systems and networking markets. In the personal systems market, very strong demand for consumer electronics products, such as mobile phones, is expected to continue to drive growth in our camera modules, analog front-end modules, and optoelectronic components. On the networking side, networking ASICs and Application-Specific Standard Products (ASSPs) should continue to benefit from expected growth in enterprise storage and networking for the remainder of the year.

Costs and Expenses

The following table shows the percentage point decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2004 and 2003.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change
Cost of products	(13)
Research and development	(7)
Selling, general and administrative	(6)

Our cumulative restructuring and cost reduction activities drove down costs and expenses as a percentage of net revenue for the quarter ended January 31, 2004 compared to the same period last year and returned this segment to profitability. We also reduced average headcount for the current quarter by approximately 10 percent compared to the same period last year. While we have achieved profitability, we remain focused on controlling or reducing our direct and indirect expenses. In addition, we continue to achieve savings and efficiencies from the fully implemented ERP.

Cost of products as a percentage of net revenue was down 13 percentage points compared to last year. Incremental restructuring savings of about $45 million, an approximately 5 percent reduction in infrastructure costs, a 28 percent increase in volume, and better yields on new products more than offset the relatively stable rate of erosion in our average selling prices. The erosion of average selling prices of established products is typical of the industry and improvements in pricing must be based on new products. Consistent with trends in the semiconductor markets, we anticipate that average-selling prices will continue to deteriorate throughout the remainder of 2004. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions. Neither inventory charges nor the sale of previously-written-down inventory had a material impact on the cost of products as a percentage of net revenue in the comparison periods.

The 7 percentage point decrease in research and development expenses and 6 percentage point decrease in selling and general administrative expenses as a percentage of net revenue compared to the same period last year was primarily a result of restructuring efforts, lower infrastructure costs, and cost control activities. As mentioned above, savings generated by shutting down legacy systems also contributed to the reduction. In spite of these actions, research and development investments are being focused on key markets.

Income (Loss) from Operations

Income from operations for the three months ended January 31, 2004 of $60 million improved by $108 million (225 percentage points) compared to the same period last year. The improvement in operating results was primarily the result of the previously mentioned restructuring and cost reduction activities, better yields on new products and higher volumes, which offset erosion in our average selling prices. We achieved a ROIC of 28 percent this quarter compared to a negative ROIC during the same period last year. This is a year-over-year increase of 44 percentage points.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	Three Months Ended January 31,		2004 over 2003 Change
	2004	2003
	(in millions)
Orders	$307	$268	15%

Net revenue from products	$243	$216	13%
Net revenue from services and other	70	60	17%

Total net revenue	$313	$276	13%

Income from operations	$49	$34	44%
Operating margin	16%	12%	4 ppts

Orders for the three months ended January 31, 2004 grew 15 percent from the same period last year with the increase driven by solid growth in both our life science and chemical analysis businesses. In our life sciences business, we experienced a gradual recovery in spending by large pharmaceutical customers and a general recovery in investment by middle to small life science companies. We also saw strong growth across all geographies, with the largest increase in Asia, which was mainly driven by economic and pharmaceutical production expansion in this region. In our chemical analysis business, growth was driven by the continued build-out of the food and water infrastructure in Asia. Also, due to expectations for economic recovery, we have seen increased year-over-year customer spending in the areas pertaining to semiconductor, chemical, and petroleum production.

Revenue grew 13 percent from the same period last year, which included a 6 percent impact due to currency. Revenue growth was driven by the continuing economic recovery in the U.S., the gradual but ongoing release of pharmaceutical budgets, and the impact of recently released products in the areas of gene expression and proteomics.

Looking forward to the remainder of 2004, we anticipate order and revenue growth across both our life science and chemical analysis businesses. We expect recently released new products such as the time of flight mass spectrometer, ion trap, proteomics analysis software, and a refreshed gas chromatography mass spectrometer to contribute to the revenue growth in 2004. Also, in our chemical analysis markets we expect growth will be driven by continued demand in the areas of bio-defense in the U.S. and food and water safety in Asia.

Costs and Expenses

The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the quarters ended January 31, 2004 and 2003.

Increase (decrease) as a % of Net Revenue	2004 vs. 2003 Ppts Change
Cost of products and services	1
Research and development	(2)
Selling, general and administrative	(2)

Cost of products and services as a percentage of net revenue was up 1 percent for the three months ended January 31, 2004, compared to the same period last year. The deterioration was due to an increase in the proportional share of infrastructure charges of approximately $5 million, which were slightly offset by $1 million in incremental restructuring savings. Inventory charges and sales of inventory previously reserved were not significant for the three months ended January 31, 2004 and 2003.

The decrease in research and development expenses and selling and general administrative expenses as a percentage of net revenue for the three months ended January 31, 2004, compared to the same period last year, were primarily driven by $3 million in incremental restructuring savings and continued efforts to tightly manage the cost structure.

Income from Operations

The increase in income from operations for the three months ended January 31, 2004 compared to the same period last year was primarily driven by increase in revenue in conjunction with savings from restructuring activities, a slight decrease in average headcount, and continued efforts to tightly manage the cost structure as described above. Our life sciences and chemical analysis segment achieved a ROIC of 32 percent for the current quarter compared to 25 percent the same time last year, a 7 percentage point increase.

Non-GAAP Financial Information

ROIC is a tool by which we track how much value we are creating for our shareholders. ROIC is calculated by dividing the annualized current quarter segment return by the average of the two most recent quarter-end balances of segment invested capital, as shown below. We utilize ROIC as a performance measure for our businesses, and our senior managers’ compensation is linked to ROIC improvements as well as other performance criteria. We believe that ROIC provides our management with a means to analyze and improve their business, measuring segment profitability in relation to net asset investments.

AGILENT TECHNOLOGIES, INC.

Reconciliation of Segment ROIC

(In millions)

(Unaudited)

	Test and Measurement	Automated Test	Semiconductor Test	Life Sciences and Chemical Analysis
	Q1 FY04	Q1 FY04	Q1 FY04	Q1 FY04
Numerator:
Segment income from operations	$4	$20	$60	$49
Less:
Other income (expense) and taxes	—	8	(4)	17

Segment return	4	12	64	32

Segment return annualized	$16	$48	$256	$128

Denominator:
Segment assets (1)	$1,858	$645	$1,165	$587
Less:
Net current liabilities (2)	382	106	281	164

Invested capital	$1,476	$539	$884	$423

Average Invested capital	$1,422	$531	$910	$395
ROIC	1%	9%	28%	32%

	Q1 FY03	Q1 FY03	Q1 FY03	Q1 FY03
Numerator:
Segment income (loss) from operations	$(132)	$(48)	$(48)	$34
Less:
Other income (expense) and taxes	(49)	(21)	(6)	16

Segment return	(83)	(27)	(42)	18

Segment return annualized	$(332)	$(108)	$(168)	$72

Denominator:
Segment assets (1)	$2,029	$590	$1,305	$482
Less:
Net current liabilities (2)	696	148	296	205

Invested capital	$1,333	$442	$1,009	$277

Average Invested capital	$1,379	$469	$1,034	$293
ROIC	(24)%	(23)%	(16)%	25%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment and gross goodwill and other intangibles.
(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

This information is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The non-GAAP information we provide may be different from the non-GAAP information provided by other companies.

We provide non-GAAP financial information in order to provide meaningful supplemental information regarding our operational performance and to enhance our investors’ overall understanding of our core current financial performance and our prospects for the future. We believe that our investors benefit from seeing our results “through the eyes” of management in addition to the GAAP presentation. Management measures segment and enterprise performance using measures such as those that are disclosed in this report. This information facilitates management’s internal comparisons to the company’s historical operating results and comparisons to competitors’ operating results.

Non-GAAP information allows for greater transparency to supplemental information used by management in its financial and operational decision-making. Historically, we have reported similar non-GAAP information to our investors in our press releases and in items furnished to the SEC. We believe that the inclusion of comparative numbers provides consistency in our financial reporting.

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents increased to $1,678 million at January 31, 2004 from $1,607 million at October 31, 2003.

Net Cash Provided by (Used in) Operating Activities

We generated cash from continuing operations of $40 million in the three months ended January 31, 2004 compared to $91 million used in 2003. We spent $37 million on restructuring activities in the three months ended January 31, 2004, primarily in the form of severance payments, compared to $43 million in the three months ended January 31, 2003. We expect to generate cash from continuing operations each quarter throughout 2004 sufficient to fund our investments in property, plant and equipment.

In the three months ended January 31, 2004, accounts receivable generated cash of $51 million versus cash generated of $186 million in the same period in 2003. The decrease is related to the 16 percent increase in sales and relatively flat collections in 2004 versus the decline in sales and high collections in the same period of 2003. Accounts payable generated cash of $7 million for the three months ended January 31, 2004 versus cash used of $16 million in the same three-month period in 2003. Cash used for inventory was $65 million for the three months ended January 31, 2004 compared to cash generated of $30 million in the same period in 2003. Inventory increased in the three months ended January 31, 2004 as orders increased. We have improved our inventory days on-hand from 119 days for the three month period a year ago to 105 days for the current quarter. This improvement was primarily due to increased sales volume.

We typically fund our U.S. defined benefit plan with the full year’s contribution in the first quarter, contributing $60 million in 2004 and $90 million in 2003. Our international defined benefits plans are generally funded ratably throughout the year. We contributed $18 million to our international plans for the three months ended January 31, 2004 compared to $28 million during the first quarter of 2003. Total contributions in the quarter ended January 31, 2004 were approximately $40 million or 34 percent less than in the same period in 2003. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status. We expect to contribute approximately $46 million for the remaining part of 2004. We have also accrued approximately $24 million to fund various variable pay programs for the first half of 2004.

We had a large non-cash pre-tax charge of $268 million related to the adoption of SFAS No. 142 in our first quarter of 2003.

Tax payments of approximately $26 million, primarily for non-U.S. jurisdictions, were made in the three months ended January 31, 2004. We also received minimal income tax refunds in certain jurisdictions.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2004 was $34 million compared to $47 million in the same period in 2003. Investments in property, plant and equipment were limited to $29 million, a decrease of $19 million from 2003 levels. Cash used for investments in property, plant and equipment has decreased due to tight spending controls and cash conservation.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the three months ended January 31, 2004 was $65 million compared to $48 million in 2003. The increase was the result of stock purchases by our employees, which generally increase with the market value of our common stock.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of three percent senior convertible debentures due 2021. In December 2004, we have an option to redeem the debentures for cash. If we choose to redeem the debentures, the holders may elect to receive common stock at the conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders may convert the debentures into stock at any time at the conversion price of $32.22.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on these financing arrangements and we have no other material non-cancelable guarantees or commitments.

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

On February 7, 2003, Standard and Poor’s Rating Services lowered its corporate credit and senior notes ratings for Agilent to “speculative grade” status, from BBB minus to BB. On May 22, 2003, Moody’s Investors Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2. Moody’s also assigned our company a first time senior implied rating of Ba2. Both Moody’s and S&P attached a “negative outlook” to their ratings. The downgrades do not have any material impact on our liquidity at the present time, as we do not have any outstanding credit facilities linked to our debt ratings, nor do we anticipate any external financing requirements in the near future. There are no financial covenants related to our senior unsecured convertible notes. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for at least the next twelve months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of January 31, 2004.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the industries into which we sell our products do not continue to recover.

The economic downturn resulted in reduced purchasing in many of the markets that we serve worldwide. Recently, many of the markets we serve have stabilized and demonstrated growth. However, the sustainability of this market recovery during the next year is uncertain and demand in our markets remains volatile so the underlying trend is uncertain. Pricing pressures and competition remain intense, which could reduce our gross margins and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify, and if we were unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on February 7, 2003, Standard and Poor’s Ratings Services lowered its corporate credit and senior note ratings for us to “speculative grade” status, from BBB minus to BB, with a negative rating outlook and on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If these ratings are not upgraded or are further downgraded, we would be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

The actions we took in response to the reduced demand for our products and services could have long-term adverse effects on our business.

Beginning in the third quarter of 2001, our revenue started declining. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we reduced our workforce by approximately one-third, froze hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also initiated facility closures to reduce production levels.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, our delay in restructuring savings, especially in our non-people-related costs, adversely affected our results for the second quarter of 2003. If we are not able to reduce our non-people-related costs in accordance with our previous plans, we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be.

Failure to adjust our purchases due to changing market conditions or failure to estimate our customers’ demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacture of such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. By contrast, in order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications, semiconductor and electronics products has decreased. For example, in the year ended October 31, 2001, we incurred approximately $460 million of inventory-related charges, and in the twelve months ended October 31, 2002, we incurred approximately another $74 million in inventory-related charges. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

We are continuing to implement new information systems, and problems with the stability, design or implementation of these new systems have interfered and could further interfere with our operations.

As a part of the effort to replace our current information systems, we are implementing new enterprise resource planning software and other software applications to manage our business operations. Our future revenue and profit projections could be inaccurate if we have misjudged the realization of potential future savings from the new systems, or if we are unable to adequately maintain or adjust these systems. In the short term, we may not be successful in completing the implementation of these new systems and transitioning data. For example, following the first phase of our enterprise resource planning software implementation, we experienced difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is now stabilizing, new problems could arise that we have not foreseen. As we complete the implementation stage and add additional functionality, disruptions could still occur. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner. This inability could materially and adversely affect our results. By contrast, during the economic downturn we had excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity adversely affected, and could in the future affect our income.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

Presuming that we will be required to account for equity under our stock plans as a compensation expense, our net income and net income per share would be significantly reduced.

There has been an increasing public debate about the proper accounting treatment for stock options. Currently we would record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value we calculate compensation expense and disclose the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. It is likely that future laws and regulations will require us to estimate and record the fair market value of all stock options and shares under our share purchase program as compensation expense in our consolidated statement of operations.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Since 2001, we have experienced temporary pay reductions, workforce reductions and limited pay increases, which may harm our long-term ability to retain and hire key personnel. Although the labor market has changed dramatically within the past two years, and our attrition rate has remained low, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit. As the market shows increasing signs of recovery, it will become more difficult to retain our key employees.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights and our ability to enforce them may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share and result in lost revenues. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have recently consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 75 percent and 72 percent of our revenues were generated in U.S. dollars during the first quarter of 2004 and 2003, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The evaluation of Agilent’s disclosure controls and procedures and internal controls over financial reporting included a review of our objectives and processes, implementation by the company and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal controls over financial reporting are also evaluated on an ongoing basis by Agilent’s internal auditors and by other personnel in Agilent’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described in our Form 10-K for the period ended October 31, 2003, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows. There have been no material developments in the litigation previously reported in our Form 10-K for the period ended October 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 38 of this report.

(b) Reports on Form 8-K:

(i) Form 8-K furnished November 17, 2003, reporting on November 17, 2003 under Item 12 “Results of Operations and Financial Condition,” the Company’s press release announcing financial results for the three and twelve months ended October 31, 2003.

(ii) Form 8-K filed November 18, 2003, reporting on November 17, 2003 under Item 5 “Other Events” and under Item 7 “Financial Statements and Exhibits,” information regarding the results for and the financial statements of the Company for the three and twelve months ended October 31, 2003.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 4, 2004	By:	/s/ Adrian T. Dillon

Adrian T. Dillon Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

Exhibit Number	Description
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.8	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*

10.9	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.10	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.11	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.12	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.13	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.14	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.15	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.16	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.17	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

Exhibit Number	Description
10.18	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003.*

10.19	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003).*

11.1	See Note 7 , “Net Income (Loss) Income per Share” in Notes to Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.