Form 10-Q
period 2004-04-30
AGILENT TECHNOLOGIES INC
filed 2004-06-03
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES   ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT APRIL 30, 2004
COMMON STOCK, $0.01 PAR VALUE	481,450,987 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net revenue:
Products	$1,609	$1,260	$3,046	$2,483
Services and other	222	207	428	396

Total net revenue	1,831	1,467	3,474	2,879
Costs and expenses:
Cost of products	869	827	1,646	1,575
Cost of services and other	154	131	281	263

Total costs	1,023	958	1,927	1,838
Research and development	237	296	466	573
Selling, general and administrative	460	548	891	1,059

Total costs and expenses	1,720	1,802	3,284	3,470
Income (loss) from operations	111	(335)	190	(591)
Other income (expense), net	17	11	21	15

Income (loss) before taxes	128	(324)	211	(576)
Provision (benefit) for taxes	24	(178)	36	(318)

Income (loss) before cumulative effect of accounting change	104	(146)	175	(258)
Cumulative effect of adopting SFAS No. 142 (net of tax benefit of $11 million)	—	—	—	(257)

Net income (loss)	$104	$(146)	$175	$(515)

Net income (loss) per share — Basic:
Income (loss) before cumulative effect of accounting change	$0.22	$(0.31)	$0.36	$(0.55)
Cumulative effect of adopting SFAS No. 142, net	—	—	—	(0.54)

Net income (loss)	$0.22	$(0.31)	$0.36	$(1.09)

Net income (loss) income per share — Diluted:
Income (loss) before cumulative effect of accounting change	$0.21	$(0.31)	$0.36	$(0.55)
Cumulative effect of adopting SFAS No. 142, net	—	—	—	(0.54)

Net income (loss)	$0.21	$(0.31)	$0.36	$(1.09)

Weighted average shares used in computing net income (loss) per share:
Basic	481	471	481	471
Diluted	495	471	492	471

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	April 30, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,842	$1,607
Accounts receivable, net	1,094	1,086
Inventory	1,050	995
Current deferred tax assets	14	10
Other current assets	255	191

Total current assets	4,255	3,889
Property, plant and equipment, net	1,363	1,447
Goodwill and other intangible assets, net	393	402
Long-term deferred tax assets	29	27
Other assets	635	532

Total assets	$6,675	$6,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$428	$441
Employee compensation and benefits	565	566
Deferred revenue	307	262
Income and other taxes payable	326	326
Other accrued liabilities	280	311

Total current liabilities	1,906	1,906
Senior convertible debentures	1,150	1,150
Other liabilities	432	417

Total liabilities	3,488	3,473
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 481 million shares at April 30, 2004 and 476 million shares at October 31, 2003 issued and outstanding	5	5
Additional paid-in capital	5,067	4,984
Accumulated deficit	(1,984)	(2,159)
Accumulated comprehensive income (loss)	99	(6)

Total stockholders’ equity	3,187	2,824

Total liabilities and stockholders’ equity	$6,675	$6,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$175	$(515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	156	182
Excess and obsolete inventory-related charges	2	6
Deferred taxes	(17)	(317)
Non-cash asset impairment charges	12	27
Net gain on divestitures and sale of assets	7	(2)
Adoption of SFAS No. 142	—	268
Changes in assets and liabilities:
Accounts receivable	27	193
Inventory	(61)	44
Accounts payable	26	(9)
Employee compensation and benefits	(1)	(56)
Income and other taxes payable	(66)	(61)
Other current assets and liabilities	(24)	(44)
Other long-term assets and liabilities	(24)	2

Net cash provided by (used in) operating activities	212	(282)

Cash flows from investing activities:
Investments in property, plant and equipment	(64)	(86)
Dispositions of property, plant and equipment	8	7
Purchase of equity investments and other intangibles	(5)	(2)

Net cash used in investing activities	(61)	(81)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	83	51
Net payments to notes payable and short-term borrowings	1	1

Net cash provided by financing activities	84	52

Change in cash and cash equivalents	235	(311)
Cash and cash equivalents at beginning of period	1,607	1,844

Cash and cash equivalents at end of period	$1,842	$1,533

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated financial statements for the period ended April 30, 2003 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2003 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of April 30, 2004 and October 31, 2003, condensed consolidated results of operations for the three and six months ended April 30, 2004 and 2003, and cash flow activities for the six months ended April 30, 2004 and 2003.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the first quarter of 2004 and the standard is effective for all future quarterly and annual reports; see Note 12 for such disclosures.

On May 20, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted on December 8, 2003 and supersedes FSP 106-1, which was issued on January 12, 2004. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. We have chosen to defer accounting for the benefit and intend on implementing these requirements in the fourth quarter of fiscal year 2004. Our measures of APBO and net periodic postretirement benefit costs as of and for the six months ended April 30, 2004 do not reflect the effect of the Act.

4. PROVISION (BENEFIT) FOR TAXES

For the three and six months ended April 30, 2004, we recorded an income tax provision of $24 million and $36 million, respectively, as compared with an income tax benefit of $178 million and $318 million, respectively, for the corresponding periods in 2003. The current quarter and year-to-date provision was recorded for taxes on income generated in certain jurisdictions, other than the U.S. and U.K. In the U.S. and U.K., the income tax provision or benefit will be recorded as an adjustment of the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance which was established in the third quarter of fiscal 2003. Prior to the third quarter of fiscal 2003, we had recorded income tax benefits for pre-tax losses in those jurisdictions.

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

During the first quarter of 2004, the company issued options to purchase approximately 13.8 million shares under the Option Exchange Program at a weighted-average exercise price of $28 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average price of $51.00. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the Agilent Technologies, Inc. Long-Term Performance Program for the company’s executive officers. Participants in this program are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. We include the dilutive impact of this program in our diluted income per share calculation. The amount of compensation expense, using the variable accounting method pursuant to APB No. 25, was not material for the three and six months ended April 30, 2004.

Pro forma net income (loss) and net income (loss) per share information, as required by SFAS No. 123, have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the 423(b) Plan, the Long-Term Performance Program and the Option Exchange Program described above, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income (loss) as reported	$104	$(146)	$175	$(515)
SFAS No. 123 based compensation (1)	(63)	(92)	(125)	(187)
Tax impact	4	35	9	67

Net (income) loss – pro forma	$45	$(203)	$59	$(635)

Basic net income (loss) per share – as reported	$0.22	$(0.31)	$0.36	$(1.09)
Basic net income (loss) per share – pro forma	$0.09	$(0.43)	$0.12	$(1.35)
Diluted net income (loss) per share – as reported	$0.21	$(0.31)	$0.36	$(1.09)
Diluted net income (loss) per share – pro forma	$0.09	$(0.43)	$0.12	$(1.35)
Weighted average shares used in computing net income (loss) and pro forma net income (loss) per share:
Basic	481	471	481	471
Diluted	495	471	492	471

(1)	The pro forma results for the three and six months ended April 30, 2004 include approximately $17 million and $35 million of compensation expense relating to our Option Exchange Program. The remainder of the expense for the period relate to options granted over the past five years.

The fair value of options granted in the three and six months ended April 30, 2004 and 2003 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted during the Three and Six Months Ended April 30,
	2004	2003
Risk-free interest rate for options	2.7-3.3%	2.8%
Risk-free interest rate for the 423(b) Plan	1.17%	1.41-1.77%
Dividend yield	0%	0%
Volatility for options	61-69%	63%
Volatility for the 423(b) Plan	36%	63%
Expected option life	5.5 years	5.5 years
Expected life for the 423(b) Plan	6 Months-2 years	6 Months-2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2004:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2003:	$183	$85	$96	$24	$388
Foreign currency translation impact	(1)	—	—	—	(1)

Goodwill at April 30, 2004:	$182	$85	$96	$24	$387

During the first quarter of fiscal 2003, we recorded a non-cash pre-tax charge of $268 million to write off goodwill related to the adoption of SFAS No. 142.

The component parts of other intangibles as of April 30, 2004 and October 31, 2003 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of April 30, 2004:
Purchased technology	$131	$125	$6
Customer relationships	24	24	—

Total	$155	$149	$6

As of October 31, 2003:
Purchased technology	$122	$110	$12
Customer relationships	23	21	2

Total	$145	$131	$14

We purchased $5 million of other intangibles during the six months ended April 30, 2004. In addition, the gross carrying value of purchased intangibles includes a $5 million favorable impact related to currency.

Amortization for purchased intangible assets was $7 million and $18 million for the three and six months ended April 30, 2004 and $12 million and $24 million for the same period in the prior year. Amortization expense related to purchased intangible assets is estimated to be approximately $4 million for the remainder of 2004, $1 million for fiscal 2005 and $1 million for fiscal 2006.

7. NET INCOME (LOSS) PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Numerators:
Income (loss) before cumulative effect of accounting changes	$104	$(146)	$175	$(258)
Cumulative effect of adopting SFAS No. 142, (net of tax benefit of $11 million)	—	—	—	(257)

Net income (loss)	$104	$(146)	$175	$(515)

Denominators:
Basic weighted-average shares	481	471	481	471
Potentially dilutive common stock equivalents – stock options and other employee stock plans	14	—	11	—

Diluted weighted-average shares	495	471	492	471

Options to purchase 22 million and 19 million shares of common stock at a weighted-average exercise price of $41 and $43 per share during the three and six months ended April 30, 2004 and 81 million and 78 million shares of common stock at a weighted-average exercise price of $37 and $38 per share during the three and six months ended April 30, 2003 were not included in the computation of diluted net income (loss) per share because the options were antidilutive for these periods. In addition, 36 million shares issuable upon conversion of our $1.15 billion senior convertible debentures were also not included in the computation of diluted net income (loss) per share for the three and six months ended April 30, 2004 and 2003 as the effect, using the if-converted method pursuant to FAS 128, was not dilutive for those periods.

8. INVENTORY

	April 30, 2004	October 31, 2003
	(in millions)
Finished goods	$302	$356
Work in progress	138	85
Raw materials	610	554

Total Inventory	$1,050	$995

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

	Six Months Ended April 30,
	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$71	$72
Accruals for warranties issued during the period	38	32
Accruals related to pre-existing warranties (including changes in estimates)	3	4
Settlements made during the period	(40)	(37)

Balance at April 30, 2004 and 2003	$72	$71

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet.

	Six Months Ended April 30,
	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$33	$37
Recognition of revenue	(13)	(12)
Deferral of revenue for new contracts	14	7

Balance at April 30, 2004 and 2003	$34	$32

Lease Guarantees

As of April 30, 2004, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $24 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

10. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended April 30,
	2004	2003
	(in millions)
Net income (loss)	$104	$(146)
Other comprehensive income (loss):
Change in unrealized loss on investments, net	(3)	(5)
Change in unrealized gain (loss) on derivative instruments, net	9	(11)
Reclassification adjustment relating to derivatives, net	3	2
Foreign currency translation, net	(12)	11

Comprehensive income (loss)	$101	$(149)

	Six Months Ended April 30,
	2004	2003
	(in millions)
Net income (loss)	$175	$(515)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	1	(4)
Change in unrealized gain (loss) on derivative instruments, net	6	(14)
Reclassification adjustment relating to investments included in net income (loss), net	4	2
Reclassification adjustment relating to derivatives, net	6	3
Foreign currency translation, net	88	51

Comprehensive income (loss)	$280	$(477)

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of the second quarter of 2004, we have reduced our workforce by approximately 16,000 people (approximately 14,400 from involuntary terminations and approximately 1,600 from net attrition) to approximately 28,000 employees.

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

Actions for all plans have affected all businesses, but have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology and workplace services. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is complete.

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

We continue to carry out our plan to consolidate excess facilities. During the six months ended April 30, 2004 we recorded an additional $7 million charge due to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through April 30, 2004 was $533 million; $154 million in 2001, $357 in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

Consolidation of Excess Facilities
(in millions)
Ending balance at October 31, 2003	$62
Total charge and adjustment	7
Cash payments	(11)

Ending balance at April 30, 2004	$58

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we reduced our workforce by approximately 2,500 as of April 30, 2004. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

Our 2002 Plan is complete. The cost of the 2002 Plan through April 30, 2004 was $166 million; $117 million in 2002, $49 million in 2003 and zero in 2004.

A summary of restructuring activity for the 2002 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

Workforce Reduction
(in millions)
Ending balance at October 31, 2003	$14
Total charge	—
Cash payments	(14)

Ending balance at April 30, 2004	$—

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 5,200 as of April 30, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $8 million for the six months ended April 30, 2004 for lease termination fees and losses anticipated from sub-lease agreements. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

During the six months ended April 30, 2004, we incurred asset impairment charges of $4 million for machinery and equipment used in production owned by our semiconductor products segment. During the second quarter of 2004, we announced our plans to exit a manufacturing site in Rohnert Park, California used primarily by our test and measurement business. As we finalize our plans, which include transferring production responsibilities to other company sites, we anticipate incurring further asset impairment charges.

Although we are still implementing the 2003 Plan, we have realized the expected $125 million reduction in quarterly operational costs from the reductions in salary and benefit expenses due to the workforce reductions. As of April 30, 2004, the cost of the 2003 Plan was $366 million; $308 million in 2003 and $58 million in 2004.

A summary of restructuring activity for the 2003 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2003	$4	$9	$—	$13
Total charge	46	8	4	58
Asset impairments	—	—	(4)	(4)
Cash payments	(40)	(8)	—	(48)

Ending balance at April 30, 2004	$10	$9	$—	$19

Summary information for combined plans

The restructuring accrual for all plans, which totaled $77 million as of April 30, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters. We have met our expected savings goals for all of our restructuring plans. Future charges should be primarily associated with our 2003 Plan.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below.

	Three Months ended April 30,		Six Months ended April 30,
	2004	2003	2004	2003
	(in millions)
Cost of products and services	$7	$46	$15	$52
Research and development	—	28	10	32
Selling, general and administrative	13	57	40	89

Total restructuring and asset impairment charges	$20	$131	$65	$173

Other asset impairment charges

We incurred asset impairment charges primarily for writing down investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were zero and $8 million for the three and six months ended April 30, 2004 and $3 million and $8 million for the same periods in 2003. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2004 and 2003, our net pension and post retirement benefit costs were comprised of:

	Pensions				U.S. Post Retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended April 30,
	2004	2003	2004	2003	2004	2003
	(in millions)
Service cost — benefits earned during the period	$16	$18	$10	$11	$4	$3
Interest cost on benefit obligation	10	11	12	12	8	8
Expected return on plan assets	(11)	(10)	(16)	(13)	(6)	(6)
Amortization and deferrals:
Actuarial loss	1	4	8	8	2	—
Prior service cost	—	—	—	—	(1)	—

Total net plan costs	$16	$23	$14	$18	$7	$5

	Pensions				U.S. Post Retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Six Months Ended April 30,
	2004	2003	2004	2003	2004	2003
	(in millions)
Service cost — benefits earned during the period	$32	$36	$20	$22	$8	$6
Interest cost on benefit obligation	20	22	24	24	16	16
Expected return on plan assets	(22)	(20)	(32)	(26)	(12)	(12)
Amortization and deferrals:
Actuarial loss	2	8	16	16	4	—
Prior service cost	—	—	—	—	(2)	—

Net plan costs	32	46	28	36	14	10
Settlement loss	—	—	—	1	—	—

Total net plan costs	$32	$46	$28	$37	$14	$10

We contributed $19 million and $97 million to fund our various defined benefit plans during the three and six months ended April 30, 2004, respectively, and $36 million and $154 million for the same periods in 2003, respectively. We expect to contribute approximately $27 million for the remainder of 2004.

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

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Three months ended April 30, 2004:
Total net revenue	$705	$266	$527	$333	$1,831
Income from operations	$11	$34	$65	$39	$149
Three months ended April 30, 2003:
Total net revenue	$652	$153	$376	$286	$1,467
Income (loss) from operations	$(103)	$(37)	$(43)	$20	$(163)

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Six months ended April 30, 2004:
Total net revenue	$1,347	$485	$996	$646	$3,474
Income from operations	$15	$54	$125	$88	$282
Six months ended April 30, 2003:
Total net revenue	$1,285	$289	$743	$562	$2,879
Income (loss) from operations	$(235)	$(85)	$(91)	$54	$(357)

The following table reconciles segment results to Agilent’s total enterprise results before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(in millions)
Total reportable segments’ income (loss) from operations	$149	$(163)	$282	$(357)
Amortization and impairment of intangibles	(7)	(12)	(18)	(24)
Restructuring and asset impairment	(20)	(131)	(73)	(173)
Unallocated infrastructure charges and other	(11)	(29)	(1)	(37)
Other income (expense), net	17	11	21	15

Income (loss) before taxes, as reported	$128	$(324)	$211	$(576)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, our future effective tax rate and use of tax income from withholding, new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results and expected margins, the benefit from our enterprise resource planning and customer relationship management systems implementation, ongoing competitive, pricing and gross margin pressures, our obligations under our retirement and post-retirement benefit plans, timing of, costs related to, payments pursuant to, and savings from our restructuring programs, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Executive Summary

Orders and net revenue during the quarter were at their highest levels in three years, with double-digit growth year-over-year in virtually all of our major markets and geographies due to the continued strength in the consumer electronics and semiconductor components markets. Specifically, Asia-Pacific showed very strong growth. We are benefiting from the upturn in our markets and from our continued research and development investments and our strong product portfolio. A significant portion of our business is driven by demand for components included in consumer electronics such as cell phones, camera phones, games, personal computers, printers, and test and measurement solutions used in the design and manufacturing of consumer electronics. This is contributing to our growth in Asia Pacific as our customers expand their manufacturing capacity to meet demand for these products.

Our gross margins increased year-over-year, but decreased slightly from the first quarter to the second quarter of fiscal year 2004. Expenses for the second quarter of fiscal year 2004 were sharply lower from the same period last year, but rose from the first quarter of fiscal year 2004. Approximately 60 percent of this cost and expense increase came from fixed costs while the balance was driven by unplanned variable costs for items such as travel, training, consulting, supplies and equipment. The increase in variable costs came after many quarters of tight expense controls. We completed the implementation of our enterprise resource planning (“ERP”) and customer relationship management (“CRM”) systems without negatively impacting the operating results of the company. We have begun to see the benefits in cost savings and operational improvement from these implementations. In addition, net cash provided from operating activities was $212 million; the third consecutive quarter we have had positive cash flow from operations. Days sales outstanding decreased to 54 days as of April 30, 2004 from 58 a year ago. We have improved our inventory days on-hand from 106 days as of April 30, 2003 to 92 days as of the end of the current period. This improvement was primarily due to increased sales volume.

This is the third consecutive quarter for which we have reported net income since fiscal 2001. Net income for the three and six months ended April 30, 2004 was $104 million and $175 million, an increase of $250 million and $690 million from the same periods a year ago. This increase was due to our revenue growth based on the continued strength in consumer electronics markets and our success in reducing our operating cost structure. Revenue for the three and six months ended April 30, 2004, was $1,831 million and $3,474 million, an increase of 25 percent and 21 percent compared to the same time last year.

Looking forward, we expect the recovery in most of our major markets to continue gradually. We believe that the cyclical recovery that began last year in our semiconductor-related businesses will continue to broaden and that business levels will remain strong through the end of 2004 and into 2005. As confidence increases in economies around the world, we believe that we are well positioned for continued growth in our orders and revenues. We are working to reduce our costs and expenses in the third quarter of this year and we intend to meet our commitment to operate at a $1.45 billion cost structure at a volume adjusted revenue level by the fourth quarter of this year.

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

Reclassifications

Amounts in the condensed consolidated statement of operations for the period ended April 30, 2003 have been reclassified to conform to the current period’s presentation.

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

Retirement and post retirement plan assumptions. Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2003, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.0 to 7.50 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percentage point decrease in the estimated return on plan assets would result in increased pension expense of $5 million for 2004 in the U.S. and $9 million for 2004 for all plans outside the U.S. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the condensed consolidated statement of operations. We incurred expenses of $36 million and $73 million in the three and six months ended April 30, 2004 and $53 million and $100 million in the same periods in 2003, for our retirement and post retirement plans. We expect to incur expenses of approximately $72 million for the rest of 2004 for our retirement and post retirement plans. We are still evaluating the impact of FSP 106-2 on our condensed consolidated financial position, results of operations and cash flows.

Valuation of long-lived assets. We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 and discounted future cash flows according to the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We make these estimates consistent with the way we forecast, plan and run our businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We perform goodwill impairment tests on an annual basis or more frequently if impairment indicators arise. We performed the required transitional impairment test upon our adoption of SFAS No. 142 in the first quarter of 2003 and wrote-off $268 million of goodwill. As of April 30, 2004, there were no indicators that an additional impairment was necessary.

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

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in an approximately $1.0 billion net tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and in the U.K. jurisdictions in recent years represented sufficient negative evidence, which made it difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and U.K. affect the ongoing amount of the valuation allowance. We expect that pre-tax income in fiscal 2004 will be recognized at a lower rate because future income taxes in the U.S. and the U.K. will be offset against reversals of the valuation allowance to effectively eliminate any tax charge in those jurisdictions. To the degree we have pre-tax losses in the U.S. or U.K., no tax benefit will be recognized until the valuation allowance is reversed. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowances in those jurisdictions.

We have not provided for U.S. federal income and foreign withholding taxes on a portion of our non-U.S. subsidiaries’ undistributed income as of April 30, 2004 because we intend to reinvest such income indefinitely. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Adoption of New Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the first quarter of 2004 and the standard is effective for all future quarterly and annual reports; see Note 12 for such disclosures.

On May 20, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted on December 8, 2003 and supersedes FSP 106-1, which was issued on January 12, 2004. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. We have chosen to defer accounting for the benefit and intend on implementing these requirements in the fourth quarter of fiscal year 2004. Our measures of APBO and net periodic postretirement benefit costs as of and for the six months ended April 30, 2004 do not reflect the effect of the Act.

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of the second quarter of 2004, we have reduced our workforce by approximately 16,000 people (approximately 14,400 from involuntary terminations and approximately 1,600 from net attrition) to approximately 28,000 employees.

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

Actions for all plans have affected all businesses, but have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products groups – but actions have also been taken to reduce the costs associated with support services such as finance, information technology and workplace services. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is complete. We are continuing to see the estimated savings of $350 million per quarter ($300 million from the 2001 Plan and $50 million from the 2002 Plan) that was initially projected. The 2003 Plan is still being implemented, however, we have already realized the expected $125 million reduction in quarterly operational costs. We expect to incur further restructuring costs and increase the savings related to the 2003 Plan through 2004.

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

We continue to carry out our plan to consolidate excess facilities. During the six months ended April 30, 2004 we recorded an additional $7 million charge due to reductions in our estimate of expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through April 30, 2004 was $533 million; $154 million in 2001, $357 in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

Consolidation of Excess Facilities
(in millions)
Ending balance at October 31, 2003	$62
Total charge and adjustment	7
Cash payments	(11)

Ending balance at April 30, 2004	$58

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

As part of the 2002 Plan we reduced our workforce by approximately 2,500 as of April 30, 2004. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

Our 2002 Plan is complete. The cost of the 2002 Plan through April 30, 2004 was $166 million; $117 million in 2002, $49 million in 2003 and zero in 2004.

A summary of restructuring activity for the 2002 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

Workforce Reduction
(in millions)
Ending balance at October 31, 2003	$14
Total charge	—
Cash payments	(14)

Ending balance at April 30, 2004	$—

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously-announced cuts.

As part of the 2003 Plan we have reduced our workforce by approximately 5,200 as of April 30, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $8 million for the six months ended April 30, 2004 for lease termination fees and losses anticipated from sub-lease agreements. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

During the six months ended April 30, 2004, we incurred asset impairment charges of $4 million for machinery and equipment used in production owned by our semiconductor products segment. During the second quarter of 2004, we announced our plans to exit a manufacturing site in Rohnert Park, California used primarily by our test and measurement business. As we finalize our plans, which include transferring production responsibilities to other company sites, we anticipate incurring further asset impairment charges.

Although we are still implementing the 2003 Plan, we have realized the expected $125 million reduction in quarterly operational costs from the reductions in salary and benefit expenses due to the workforce reductions. As of April 30, 2004, the cost of the 2003 Plan was $366 million; $308 million in 2003 and $58 million in 2004.

A summary of restructuring activity for the 2003 Plan from October 31, 2003 through April 30, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2003	$4	$9	$—	$13
Total charge	46	8	4	58
Asset impairments	—	—	(4)	(4)
Cash payments	(40)	(8)	—	(48)

Ending balance at April 30, 2004	$10	$9	$—	$19

Summary information for combined plans

The restructuring accrual for all plans, which totaled $77 million as of April 30, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters. We have met our expected savings goals for all of our restructuring plans. Future charges should be primarily associated with our 2003 Plan.

As our restructuring plans were all intended to return Agilent to profitability given predicted revenue amounts, we are unable to estimate the amount and timing of future restructuring charges.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below.

	Three Months ended April 30,		Six Months ended April 30,
	2004	2003	2004	2003
	(in millions)
Cost of products and services	$7	$46	$15	$52
Research and development	—	28	10	32
Selling, general and administrative	13	57	40	89

Total restructuring and asset impairment charges	$20	$131	$65	$173

Other asset impairment charges

We incurred asset impairment charges primarily for writing down investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were zero and $8 million for the three and six months ended April 30, 2004 and $3 million and $8 million for the same periods in 2003. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net income (loss) in the periods presented. For example, the weakening of the U.S. dollar through the second quarter of 2004 led to an increase in revenue of approximately $100 million, which primarily affected Europe and Japan. However, this was offset by an increase to cost of sales of approximately $40 million and an increase to operating expenses of approximately $50 million. Our hedging activities resulted in an increase of cost of sales of approximately $7 million for the three months ended April 30, 2004.

Results of Operations

Orders and Net Revenue

	Three Months ended April 30,		Six Months ended April 30,		Yr vs. Yr % Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Orders	$1,892	$1,527	$3,623	$2,885	24%	26%

Net revenue from products	$1,609	$1,260	$3,046	$2,483	28%	23%
Net revenue from services and other	222	207	428	396	7%	8%

Total net revenue	$1,831	$1,467	$3,474	$2,879	25%	21%

Net revenue by region	Three Months Ended April 30,		Six Months Ended April 30,		Yr vs. Yr % Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Americas	$588	$533	$1,161	$1,109	10%	5%
Europe	374	297	737	593	26%	24%
Asia Pacific	869	637	1,576	1,177	36%	34%

Total net revenue	$1,831	$1,467	$3,474	$2,879	25%	21%

Overall, orders increased 24 percent and 26 percent for the three and six months ended April 30, 2004, as compared to the same periods in 2003. Orders were at their highest levels since early 2001. In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Growth in consumer electronics drove orders in several businesses. Orders for test and measurement products showed their first meaningful increase in over three years as wireless handset, consumer-related products and aerospace defense helped drive growth. Semiconductor products orders were strong, especially personal systems, as mobile solutions orders nearly tripled from a year ago. Semiconductor product orders were down seasonally, but with the exception of the first quarter of 2004 they were the strongest in three years. Our automated test group had strong growth in their semiconductor test and manufacturing test markets and orders were at the highest levels since fiscal 2000. Orders from our life sciences and chemical analysis business increased to another all-time high with large customers increasing their capital purchases as the global economic environment improved and developing countries focused on requirements for food and water testing.

Orders increased across all geographies, especially in Asia Pacific due to the expansion of our customers’ manufacturing capacity, the continued growth in consumer electronics, depletion of excess supply of used equipment and Asian infrastructure requirements for food and water testing. We continue to face an extremely competitive environment in the Americas, due to the weakened U.S. economy and the reduction of our customers’ manufacturing capacity as some of our customers move their production facilities from the Americas to Asia Pacific. However, we expect to see an improvement as the economy in the U.S. recovers.

Net revenue increased 25 percent and 21 percent for the three and six months ended April 30, 2004 compared to the same periods in 2003. Revenue increased across all geographic regions with particular strength in Asia Pacific. Currency movement led to an increase of approximately $50 million and $100 million in revenue due to the weakening of the U.S. dollar for the three and six months ended April 30, 2004, respectively. This increase primarily affected revenue in Europe and Japan. Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 7 percent and 8 percent for the three and six months ended April 30, 2004 compared to the same periods in 2003 as a result of our customers servicing their installed base of products as opposed to purchasing new products.

Costs and Expenses

	Three Months ended April 30,		Six Months ended April 30,
	2004	2003	2004	2003
Cost of products as a percentage of product net revenue	54%	66%	54%	63%
Cost of services and other as a percentage of service and other revenue	69%	63%	66%	66%
Total cost of products and services as a percentage of total net revenue	56%	65%	55%	64%
Research and development as a percentage of total net revenue	13%	20%	13%	20%
Selling, general and administrative as a percentage of total net revenue	25%	37%	26%	37%
Total operating costs as a percentage of total net revenue	38%	58%	39%	57%

Costs of products and services as a percentage of net revenue decreased by 9 percentage points for both the three and six month period compared to the same period last year. Cost of products as a percentage of product revenue decreased by 12 and 9 percentage points respectively for the three and six month periods compared to the same period last year. Cost of services and other as a percentage of service and other revenue increased 6 percentage points and was flat for the respective periods last year. Decreases were driven primarily by incremental restructuring savings of approximately $72 million and $175 million for the three and six months ended April 30, 2004, as well as favorable mix and volume impacts in the current period. This was partially offset by a currency impact of approximately $20 million and $40 million caused by the weakening U.S. dollar for the three and six month periods ending April 30, 2004. In the test and measurement business, support service and systems activity did not meet our expectations, which negatively affected our gross margins. Limited visibility into appropriate pricing for these types of service contracts and for the cost of parts primarily caused this decline in gross margins. We are implementing actions to address these issues.

Our gross margins increased for the six month period compared to the same period last year in all of our businesses. Although we are still experiencing strong pricing pressures and continue to offer discounts to encourage customers to buy products, our discount levels have not increased. Instead, we are beginning to decline orders or to not compete in markets or product offerings which have lower margins than we would customarily expect.

Research and development expenses declined 20 percent and 19 percent in dollar terms in the three and six months ended April 30, 2004, as compared to the same periods in 2003. As a percent of revenue, research and development decreased by 7 percentage points for both the three and six months ended April 30, 2004. Research and development expenses declined due to incremental savings from our restructuring efforts. The incremental net savings in the three and six months ended April 30, 2004 were $25 million and $67 million. Due to the weakening of the U.S. dollar, these savings were offset partially by increased costs of approximately $9 million and $20 million in the three and six months ended April 30, 2004. Although we are still committed to bringing new products to market we have taken a more focused, strategic approach to align our business with available markets. Recent new product developments such as the test solution for the peripheral component interconnect (“PCI”) Express Chip in the automated test segment and new proteomics analysis software in our life sciences and chemical analysis segment are examples of this focused effort.

Selling, general and administrative expenses declined 16 percent in dollar terms for both the three and six months ended April 30, 2004 compared to the same periods in 2003. In the same periods, selling, general and administrative expenses decreased by 12 percentage points and 11 percentage points as a percentage of total net revenue. Selling, general and administrative expenses declined primarily due to an incremental net restructuring savings of approximately $21 million and $72 million for the three and six months ended April 30, 2004. This decrease was offset partially by an increase in expenses of approximately $16 million and $30 million due to the weakening of the U.S. dollar in the same periods.

We achieved our goal of reducing our quarterly operating cost structure to $1.45 billion in the first quarter of fiscal 2004; however, costs and expenses were higher than expected and rose sequentially in the second quarter of fiscal 2004. Our cost structure reduction compared to the prior year was accomplished primarily through savings generated from our restructuring plans. We achieved year-over-year growth in our gross margins across all businesses due to increased revenues and incremental restructuring savings as well as favorable mix and volume impacts in the current period compared to the same time last year. The year-over-year reduction was accomplished by decreasing the number of vendors with whom we do business in order to maximize vendor discounts and by putting in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. Overall, we have decreased our operating expenses for both the three and six months ended April 30, 2004 by 5 percent on a dollar basis compared to the same periods last year. Costs incurred for the implementation of our ERP and CRM projects were $41 million and $84 million for the three and six months ended April 30, 2004 and $58 million and $124 million for the same periods in 2003. We completed our ERP and CRM projects in the second quarter of this year and believe that we will experience incremental benefits once we are able to eliminate more of the costs associated with maintaining multiple systems. We are focusing on reducing our costs of products and services and have moved towards a more variable cost structure through the use of outsourcing partners and instituting variable pay programs for our employees.

Our gross margins increased year-over-year, but decreased slightly from the first quarter to the second quarter of fiscal year 2004. Expenses for the second quarter of fiscal year 2004 were sharply lower from the same period last year, but rose from the first quarter of fiscal year 2004. Approximately 60 percent of this cost and expense increase came from fixed costs while the balance was driven by unplanned variable costs for items such as travel, training, consulting, supplies and equipment. The increase in variable costs came after many quarters of tight expense controls.

At April 30, 2004, our headcount was approximately 28,000 compared to approximately 32,500 at the same time last year. We expect to recognize additional net savings from these restructuring actions during the rest of 2004.

Other Income (Expense), Net

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Other income (expense), net	$17	$11	$21	$15

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet re-measurement, our share of income from joint ventures and equity investments and other miscellaneous items. In the periods ending April 30, 2004, other income (expense), net increased by $6 million for both the three and six month periods compared to the same periods a year ago.

Tax Valuation Allowance and Provision (Benefit) for Taxes

For the three and six months ended April 30, 2004, we recorded an income tax provision of $24 million and $36 million, respectively, as compared with an income tax benefit of $178 million and $318 million, respectively, for the corresponding periods in 2003. The current quarter and year-to-date provision was recorded for taxes on income generated in certain jurisdictions, other than the U.S. and U.K. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S and the U.K. and intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance. Accordingly, the income tax provision or benefit for those two jurisdictions is recorded as an adjustment of the valuation allowance. Prior to the third quarter of fiscal 2003, we had recorded income tax benefits for pre-tax losses in those jurisdictions.

For 2004, the current estimate of the annual effective tax rate is 17 percent. This tax rate reflects taxes other than U.S. and U.K. income taxes, which continue to be recorded as decreases to and increases in the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance as well as changes in the mix of income and losses outside the U.S. and U.K jurisdictions having varying statutory rates.

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges at the enterprise level are discussed above.

General Infrastructure and Shared Services

Overall, we have significantly decreased our infrastructure costs primarily through our restructuring programs. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services, decreased the space that we occupy in our sales and administrative buildings and moved some of our global shared services operations sites to lower cost regions. Incremental savings for infrastructure costs for the three and six months ended April 30, 2004 associated with restructuring plans were approximately $49 million and $101 million, respectively, compared to the same time last year. We allocated these savings to all businesses.

In addition to the restructuring programs, we implemented cost controls to reduce our indirect spending costs. We put in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements, supplies and equipment. We also streamlined our procurement process by decreasing the number of vendors with which we do business in order to maximize vendor discounts with preferred suppliers. Incremental savings associated with these new processes were approximately $58 million and $120 million for the three and six months ended April 30, 2004 compared to the same periods last year. We allocated these savings to all businesses.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

For test and measurement, this was the second consecutive quarter of profitability. This profitability was primarily due to the cumulative benefits of aggressive restructuring, which resulted in a reduction of approximately 15 percent in average headcount for the three and six months ended April 30, 2004 over the same periods last year.

Despite our overall profitability, the performance of this segment this quarter did not meet our expectations. Specifically, we have struggled with the profitability of the services and support businesses within test and measurement. We are now taking specific actions to address the pricing and cost structure issues within this business using the increased visibility from our new ERP system. The test and measurement business, which bore a majority of the ERP implementation costs, will also realize cost savings from the ramp down in information technology expenses. As a result, we believe we will be able to achieve a 10 percent operating margin in this segment by the fourth quarter of 2004 as compared to 2 percent for the current quarter.

Orders and Net Revenue

	Three Months Ended April 30,		Six Months Ended April 30,		2004 over 2003 Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Orders	$745	$608	$1,387	$1,202	23%	15%

Net revenue from products	$604	$544	$1,151	$1,083	11%	6%
Net revenue from services and other	101	108	196	202	(6)%	(3)%

Total net revenue	$705	$652	$1,347	$1,285	8%	5%

Income (Loss) from operations	$11	$(103)	$15	$(235)	111%	106%
Operating margin (deficit)	2%	(16)%	1%	(18)%	18 ppts	19 ppts

In test and measurement, wireless handsets, consumer-related products and aerospace and defense all helped drive order growth this quarter. Orders for the three and six months ended April 30, 2004 were $745 million and $1,387 million, respectively, up 23 percent and 15 percent from one year ago. We saw year-over-year growth across all geographies, especially Asia-Pacific which was up approximately 32 percent from a year ago primarily driven by the growth in consumer electronics (DVD players, LCD TVs and cell phones) and a recovery in the semiconductor industry.

Communications test, which is approximately 70 percent of the test and measurement segment, was up 27 percent year-over-year, as we continued to benefit from the expansion of the Asian wireless handset manufacturing capacity and market shifts toward camera phones and other high-end phones. In addition, the impacts of the grey market diminished during the second quarter as supply of used equipment decreased and customers require new functionality in their test solutions. Our one-box tester business grew 76 percent year-over-year, driven by the strong demand for the more complex testing solutions required by camera phones, gaming phones and other mixed-mode phones. The outlook for both next generation service provider networks and enterprise network upgrades is improving with positive implications for wireline test of new interfaces and standards.

The general purpose test market continues to show signs of a moderate recovery with the component and semiconductor industries leading the way. For the three months ended April 30, 2004, orders for general purpose test equipment increased 12 percent year-over-year driven by growth from IC Lithography, design automation software, basic instruments (multi-meters, oscilloscopes, counters) and aerospace and defense markets.

For test and measurement, revenue for the three and six months ending April 30, 2004 was 8 percent and 5 percent higher than a year ago. Eliminating the benefit of foreign currency related to the weakening U.S. dollar, revenue for the three and six months ended April 30, 2004 was 5 percent and 2 percent higher than a year ago. We saw strong shipment performance over the past six months in our one-box testers, network analyzers, device testers, power supplies, basic instruments and lithography businesses.

Our services and support business, which accounts for approximately 17 percent of this segment’s revenue, showed a double-digit decline in profitability year-over-year. The lack of visibility in determining appropriate pricing for these types of service contracts and underestimating the cost of parts to service contracts has negatively affected our gross margins. We are taking specific steps to improve the performance of this business by focusing on tighter business metrics, evaluating the pricing and cost structure of this business using our new ERP system and introducing new services.

Looking forward, we expect gradual growth for our test and measurement business. We anticipate order and revenue growth in our wireless business within our communications test market, which represents approximately 60 percent of our test and measurement segment. We expect this growth to be driven by the mobile handset market as network equipment manufacturers build capacity to position themselves for market share gains. We also expect continued spending by wireless service providers and accelerated third generation deployments to drive this growth.

We expect moderate growth in our general purpose test business, which makes up about 30 percent of our test and measurement business. We anticipate that this growth will come from precision motion and control products, driven by the semiconductor market recovery and basic instruments.

Costs and Expenses

The following table shows the percentage point decrease in our test and measurement business’ costs and expenses as a percentage of net revenue for the three and six months ended April 30, 2004 and 2003.

	2004 over 2003 Ppts Change
Decrease as a % of Net Revenue	Three Months	Six Months
Cost of products and services	(4)	(5)
Research and development	(5)	(5)
Selling, general and administrative	(8)	(8)

Cost of products and services as a percentage of net revenue decreased 4 and 5 percentage points for the three and six months ended April 30, 2004 compared to a year ago. The reduction was primarily attributable to incremental restructuring savings of approximately $31 million, lower infrastructure costs, savings in indirect expenses related to headcount reductions, offset by higher costs in our service and support business. Inventory charges and the impact of sales of inventory previously reserved were not material for the three and six months ended April 30, 2004 and 2003.

Research and development expenses for the three and six months ended April 30, 2004 as a percentage of net revenue fell 5 percentage points from last year’s levels as we reduced our research and development headcount to match the size and focus of the business. We have focused our development efforts on strategic opportunities that align our business with available markets and have cancelled new product introductions that would not result in an adequate return on investment.

Selling, general and administrative expenses as a percentage of net revenue fell 8 percentage points for the three and six months ended April 30, 2004 as compared to a year ago largely due to incremental restructuring savings of approximately $15 million and tight controls on spending for travel, training and marketing communications expenses.

Income (Loss) from Operations

Operating profit for the three and six months ended April 30, 2004 improved $114 million and $250 million compared to a year ago on incremental revenues of only $53 million and $62 million, respectively. Aggressive restructuring through workforce reductions and reduction in our operating expense structure helped comparative operating results. This segment achieved a return on invested capital (“ROIC”) of 1 percent for the current quarter compared to a negative 18 percent ROIC during the same period last year, an improvement of 19 percentage points, in line with improved operating profit during the quarter ended April 30, 2004.

Automated Test

Our automated test segment provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. Following the industry bubble of 2000, the main driver of our customers’ business has visibly shifted from communications, information technology, networking, and internet infrastructure to consumers who are driving the market for personal computers, cell phones, electronic games, and similar consumer electronics.

Orders and Net Revenue

	Three Months Ended April 30,		Six Months Ended April 30,		2004 over 2003 Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Orders	$286	$219	$486	$334	31%	46%

Net revenue from products	$221	$117	$399	$218	89%	83%
Net revenue from services and other	45	36	86	71	25%	21%

Total net revenue	$266	$153	$485	$289	74%	68%

Income (Loss) from operations	$34	$(37)	$54	$(85)	192%	164%
Operating margin (deficit)	13%	(24)%	11%	(29)%	37 ppts	40 ppts

This segment achieved the highest level of orders this quarter since the year 2000. After a decline in the seasonally weak first quarter, the second quarter expansion in our semiconductor test markets improved orders for all our product offerings. Orders for the three and six months ended April 30, 2004 were up 31 percent and 46 percent from last year. Semiconductor test product orders were up 28 percent and 47 percent for the three and six months ended April 30, 2004 compared to the same periods last year. Electronic manufacturing test product orders were up 44 percent and 37 percent for the three and six months ended April 30, 2004 compared to the same periods last year. Customers continue to place multiple system orders for our 93000 system on a chip (“SOC”) test system, indicating they are buying for future capacity requirements. The utilization rates for our 93000 SOC test systems at contract manufacturers in Asia remained high, having reached an installed base of 800 systems since their introduction in 1998. We recently announced two new solutions, PCI Express and serial advanced technology attachment (“ATA”) testing. Although current volume for these products is not significant, momentum is building. Our SOC test system orders grew 15 percent and 41 percent for the three and six months ended April 30, 2004 compared to the same periods last year. This segment had 150 and 322 test design wins in the three and six months ended April 30, 2004. About 12 of these wins in the second quarter were with new customers. Our strength in design wins is coming from our traditional leadership areas of graphics and chips sets, as well as continued diversification of our business into digital consumer and wireless markets. Parametric test products had a strong second quarter and first half of the year, approximately 144 percent and 119 percent growth year-over-year. We are seeing more positive signs in this market as investments continue in Asia Pacific for 300mm fabrication and wafer production. Orders for our flash memory business for the three and six months ended April 30, 2004 were up approximately 25 percent year-over-year, as we added new customers and new applications to this broadening business.

Net revenue for the three and six months ended April 30, 2004 grew 74 percent and 68 percent compared to the same periods last year. The increase was led by our SOC and parametric test products. The increase was also a direct result of an improved business environment.

Looking forward to the remainder of 2004, we anticipate order and revenue growth across the SOC, parametric test, and electronic test manufacturing test products as customer capital budgets remain strong. We expect our flash memory business to continue to experience volatility.

Costs and Expenses

The following table shows the percentage point decrease in our automated test segments’ costs and expenses as a percentage of its net revenue for the three and six months ended April 30, 2004 and 2003.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change
	Three Months	Six Months
Cost of products and services	(9)	(11)
Research and development	(10)	(10)
Selling, general and administrative	(19)	(20)

We continue to control our costs through outsourcing to contract manufacturers, and controlling indirect and direct material costs. The decreases were driven primarily by higher revenue, savings from cost controls, lower infrastructure costs and efficiencies from outsourcing to contract manufacturers. We reduced average headcount by approximately 19 percent during the current quarter compared to the same period last year. These cumulative restructuring and cost reduction activities have driven down costs and expenses as a percentage of net revenue for the three and six months ended April 30, 2004 compared to the same periods last year.

Cost of products and services as a percentage of net revenue was down 9 percentage points and 11 percentage points for the three and six months ended April 30, 2004 compared to the same periods last year. The decreases were driven primarily by the factors indicated above. Inventory charges and the impact of sales of inventory previously reserved were not significant for the three and six months ended April 30, 2004.

Research and development expenses for the three and six months ended April 30, 2004 as a percentage of net revenue were down 10 percentage points from the same periods last year. The decrease was driven primarily by the growth in revenue. On a dollar basis, research and development expenses were essentially flat compared to the same period last year.

Selling, general and administrative expenses as a percentage of net revenue were down 19 percentage points and 20 percentage points for the three and six months ended April 30, 2004, compared to the same periods last year. On a dollar basis, expenses were down 7 percent and 11 percent for the three and six months ended April 30, 2004. The decrease reflects our efforts in reducing our infrastructure costs and initiatives to control discretionary spending.

Income (Loss) from Operations

Our automated test segment was profitable for the fourth consecutive quarter. This segment showed an operating profit of $34 million and $54 million for the three and six months ended April 30, 2004 compared to an operating loss of $37 million and $85 million for the same periods last year. The improvement in income from operations compared to last year was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising from outsourcing to contract manufacturers contributed to our return to profitability. This segment achieved a ROIC of 16 percent in the three months ended April 30, 2004 compared to a negative ROIC of 17 percent during the same period last year.

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

Orders and Net Revenue

	Three Months Ended April 30,		Six Months Ended April 30,		2004 over 2003 Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Orders	$523	$420	$1,105	$801	25%	38%

Total net revenue	$527	$376	$996	$743	40%	34%

Income (Loss) from operations	$65	$(43)	$125	$(91)	251%	237%
Operating margin (deficit)	12%	(11)%	13%	(12)%	23 ppts	25 ppts

Semiconductor product orders for the three and six months ended April 30, 2004 were up 25 percent and 38 percent from last year reflecting the worldwide semiconductor market upturn, as well as our success in the mobile phone market. Orders for the personal systems market grew by 35 percent and 53 percent for the three and six months ended April 30, 2004, primarily driven by strong demand for our mobile phone solutions, including embedded camera modules, FBAR duplexers and EpHEMT power modules. In addition, optoelectronic orders for couplers and light emitting diodes (“LEDs”) showed continued solid growth, driven by digital consumer electronics. Within our networking market, growth was modest. Orders for the three and six months ended April 30, 2004 grew by 1 percent and 7 percent compared to the same periods last year, with strong growth in networking application specific integrated circuits (“ASICs”) being offset by a decrease in physical layer network products.

Revenue for the three and six-month periods were at the highest levels achieved since 2000, up 40 percent and 34 percent compared to the same periods in the prior year. All product offerings with the exception of hardcopy ASICs contributed to year-over-year growth, with camera, navigation, networking ASICs, infrared and optocouplers leading the way. Currency had a favorable impact on revenue growth as well, increasing revenue for the three and six months ended April 30, 2004 by $9 million and $18 million. Revenue from sales to Hewlett-Packard represented approximately 13 percent and 14 percent of the business’ total net revenue for the three and six months ended April 30, 2004, compared to 21 percent and 19 percent in the same periods last year.

Looking forward to the remainder of 2004, we expect orders and revenue to hold near the level seen during the second quarter of 2004 driven by the continued demand for consumer electronics products.

Costs and Expenses

The following table shows the percentage point decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three and six months ended April 30, 2004 and 2003.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change
	Three Months	Six Months
Cost of products and services	(12)	(12)
Research and development	(6)	(7)
Selling, general and administrative	(5)	(5)

For the six-month period, our restructuring and cost reduction activities drove down operating expenses by $24 million compared to the same period last year, a reduction that would have been even larger if not for an unfavorable $5 million currency impact. As shown in the above table, these expense reductions, coupled with markedly higher revenue, created the 25-point improvement in operating profit as percentage of net revenue. We also reduced our April 30, 2004 headcount by 5 percent compared to last year. While we have achieved solid profitability, we remain focused on controlling expenses.

Cost of products as a percentage of net revenue for the three and six months ended April 30, 2004 was down 12 percentage points compared to the same periods last year. Restructuring savings, improved product yields, and strong revenue growth more than offset the relatively stable rate of erosion in our average selling prices. The erosion of average selling prices of established products is typical of the industry and improvements in pricing must be based on new products. Consistent with trends in the semiconductor markets, we anticipate that average selling prices will continue to deteriorate throughout the remainder of 2004. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions. Inventory charges and the impact of sales of inventory previously reserved were not significant for the three and six months ended April 30, 2004.

Income (Loss) from Operations

Income from operations for the three and six month periods ended April 30, 2004 improved $108 million and $216 million compared to the same periods last year. The improvements in operating results were primarily the result of the previously mentioned restructuring and cost reduction activities, and higher volumes. For the three months ended April 30, 2004, we achieved ROIC results of 34 percent compared to a negative ROIC figure during the same period last year.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	Three Months Ended April 30,		Six Months Ended April 30,		2004 over 2003 Change
	2004	2003	2004	2003	Three Months	Six Months
	(in millions)
Orders	$338	$280	$645	$548	21%	18%

Net revenue from products	$257	$223	$500	$439	15%	14%
Net revenue from services and other	76	63	146	123	21%	19%

Total net revenue	$333	$286	$646	$562	16%	15%

Income from operations	$39	$20	$88	$54	95%	63%
Operating margin	12%	7%	14%	10%	5 ppts	4 ppts

Orders for the three and six months ended April 30, 2004 grew 21 percent and 18 percent from the same period last year. This strong order performance benefited from a broad-based economic recovery in our markets, and featured solid growth in both our life science and chemical analysis businesses. Orders for the six-month period set a record high. In our life sciences business, orders were up from large pharmaceutical customers and generic drug manufacturers. In our chemical analysis business, growth was driven by strength in food and environmental markets.

Revenue for the three and six months ended April 30, 2004 grew 16 percent and 15 percent from the same periods last year, including a 5 percent and 6 percent favorable currency impact. Like orders, revenue for the six-month period set a record high, and revenue growth was driven by the same markets that were mentioned above.

Looking forward, we anticipate order and revenue levels to be above the levels we experienced during the six months ended April 30, 2004, with strength across both our life science and chemical analysis businesses. We expect recently released new products such as the time of flight and ion trap mass spectrometers, bio-consumables, proteomics analysis software and a refreshed gas chromatography mass spectrometer to contribute to revenue growth. Also, in our chemical analysis markets we expect growth will be driven by continued demand in the areas of bio-defense in the U.S. and food and water safety in Asia.

Costs and Expenses

The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and six months ended April 30, 2004 and 2003.

Increase (decrease) as a % of Net Revenue	2004 over 2003 Ppts Change
	Three Months	Six Months
Cost of products and services	—	—
Research and development	(1)	(1)
Selling, general and administrative	(2)	(2)

Cost of products and services as a percentage of net revenue was flat for the three and six months ended April 30, 2004, compared to the same period last year. Inventory charges and the impact of sales of inventory previously reserved were not material for the three and six months ended April 30, 2004 and 2003.

Research and development expenditures were close to last year’s levels in absolute dollar terms and selling, general and administrative expenses grew slightly, but expressed as a percentage of net revenue, both dropped by 1 to 2 percentage points. Strong revenue growth combined with continued efforts to tightly manage the cost structure enabled this improvement.

Income from Operations

Income from operations for the three and six months ended April 30, 2004 increased $19 million and $34 million compared to the same periods last year primarily driven by increases in revenue and savings from restructuring activities. Our life sciences and chemical analysis segment achieved a ROIC of 21 percent for the three-month period ended April 30, 2004 compared to 15 percent the same time last year.

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

Reconciliation of Segment ROIC

(in millions)

(Unaudited)

	Q2 FY04	Q2 FY04	Q2 FY04	Q2 FY04
Numerator:	Test and Measurement	Automated Test	Semiconductor Test	Life Sciences and Chemical Analysis
Segment income from operations	$11	$34	$65	$39
Less:
Other (income) expense and taxes	8	13	(9)	18

Segment return	3	21	74	21

Segment return annualized	$12	$84	$296	$84

Denominator:
Segment assets (1)	$1,847	$651	$1,180	$578
Less:
Net current liabilities (2)	444	109	318	188

Invested capital	$1,403	$542	$862	$390

Average Invested capital	$1,439	$541	$873	$407
ROIC	1%	16%	34%	21%

	Q2 FY03	Q2 FY03	Q2 FY03	Q2 FY03
Numerator:
Segment income (loss) from operations	$(103)	$(37)	$(43)	$20
Less:
Other (income) expense and taxes	(41)	(17)	(10)	8

Segment return	(62)	(20)	(33)	12

Segment return annualized	$(248)	$(80)	$(132)	$48

Denominator:
Segment assets (1)	$2,002	$617	$1,208	$505
Less:
Net current liabilities (2)	581	117	278	170

Invested capital	$1,421	$500	$930	$335

Average Invested capital	$1,385	$475	$947	$317
ROIC	(18)%	(17)%	(14)%	15%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment and gross goodwill and other intangibles.
(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

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

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents increased to $1,842 million at April 30, 2004 from $1,607 million at October 31, 2003.

Net Cash Provided by (Used in) Operating Activities

We generated cash from continuing operations of $212 million in the six months ended April 30, 2004 compared to $282 million used in the same period in 2003. We spent $73 million on restructuring activities in the six months ended April 30, 2004, primarily in the form of severance payments, compared to $176 million in the six months ended April 30, 2003. We expect to generate cash from continuing operations each quarter throughout 2004 more than sufficient to fund our investments in property, plant and equipment.

In the six months ended April 30, 2004, accounts receivable generated cash of $27 million versus cash generated of $193 million in the same period in 2003. The decrease is related to the 21 percent increase in sales and relatively flat collections in the six months ended April 30, 2004 versus flat sales and high collections in the same period of 2003. Days sales outstanding decreased to 54 days as of April 30, 2004 from 58 a year ago. Accounts payable generated cash of $26 million for the six months ended April 30, 2004 versus cash used of $9 million in the same period in 2003. Cash used for inventory was $61 million for the six months ended April 30, 2004 compared to cash generated of $44 million in the same period in 2003. Inventory increased in the six months ended April 30, 2004 as orders increased. We have improved our inventory days on-hand from 106 days as of April 30, 2003 to 92 days as of the end of the current period. This improvement was primarily due to increased sales volume.

We typically fund our U.S. defined benefit plan with the full year’s contribution in the first quarter, contributing $60 million in 2004 and $90 million in 2003. Our international defined benefits plans are generally funded ratably throughout the year. We contributed $37 million to our international plans for the six months ended April 30, 2004 compared to $64 million during the same period in 2003. Total contributions in the six months ended April 30, 2004 were approximately $97 million, or 37 percent less than in the same period in 2003. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status. We expect to contribute approximately $27 million for the remaining part of 2004. We have also accrued approximately $44 million to fund various bonus programs for the first half of 2004 compared to $11 million in 2003.

We had a large non-cash pre-tax charge of $268 million related to the adoption of SFAS No. 142 in our first quarter of 2003.

Tax payments of approximately $69 million, primarily for non-U.S. jurisdictions, were made in the six months ended April 30, 2004. We received minimal income tax refunds during this period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2004 was $61 million compared to $81 million in the same period in 2003. Investments in property, plant and equipment were $64 million, a decrease of $22 million from 2003 levels. Cash used for investments in property, plant and equipment has decreased due to tight spending controls and reduced capital needs.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the six months ended April 30, 2004 was $84 million compared to $52 million in 2003. The increase was the result of stock purchases by our employees, which generally increase with the market value of our common stock.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of three percent senior convertible debentures due 2021. The convertible debentures have a 3% interest rate which is payable on the first of June and December of each year. In December 2004, we have an option to redeem the debentures for cash. If we choose to redeem the debentures, the holders may elect to receive common stock at the conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders may convert the debentures into stock at any time at the conversion price of $32.22. If all debentures are converted, we will issue approximately 36 million common shares.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on a limited number of these financing arrangements. We have no other material non-cancelable guarantees or commitments.

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

On May 22, 2003, Moody’s Investors Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2. Moody’s also assigned our company a first time senior implied rating of Ba2. Moody’s attached a “negative outlook” to their ratings at the time of the downgrade. The downgrade does not have any material impact on our liquidity at the present time, as we do not have any outstanding credit facilities linked to our debt ratings, nor do we anticipate any external financing requirements in the near future. S&P raised their rating outlook from “negative” to “positive” on May 25, 2004. There are no financial covenants related to our senior unsecured convertible notes. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for at least the next twelve months.

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of April 30, 2004.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the industries into which we sell our products do not continue to recover.

The economic downturn resulted in reduced purchasing in many of the markets that we serve worldwide. Recently, many of the markets we serve have stabilized and demonstrated growth. However, the sustainability of this market recovery in the long term is uncertain and demand in our markets remains volatile. Pricing pressures and competition remain intense, which could reduce our gross margins and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify, and if we were unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If this rating is not upgraded or is further downgraded, we would be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

We may not be successful in our efforts to transition to a reduced cost structure, and the actions that we take in order to accomplish this transition could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In response to declining revenues, beginning 2001 we scaled back our operations, reduced our expenses, decreased our workforce by approximately one-third, froze hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also initiated facility closures to reduce production levels. Although our revenues are no longer declining, we continue to take steps to reach or maintain our quarterly operating cost structure goal of $1.45 billion.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, our delay in restructuring savings, especially in our non-people-related costs, adversely affected our results for the second quarter of 2003. If we are not able to hold down expenses or if we are not able to reduce our non-people-related costs in accordance with our previous plans, we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

As part of efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing of manufacturing, mostly lower level assemblies and sub-assemblies. If our third-party manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. During a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of third-party contractors could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

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

Unforeseen problems with the stability or design of our new information systems have interfered and could further interfere with our operations.

As a part of the effort to replace our current information systems, we implemented new enterprise resource planning software and other software applications to manage our business operations. Our profit projections could be inaccurate if we misjudged the potential savings from the implementation of the new systems, or if we are unable to adequately maintain or adjust the systems. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, we may be unable to improve or maximize our profit margins. Following the first phase of our enterprise resource planning software implementation, we experienced difficulties in providing customer quotes and in acknowledging and shipping customer orders. Although we believe that these systems are stable, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Since 2001, we have experienced temporary pay reductions, workforce reductions and limited pay increases, which may harm our long-term ability to hire and retain key personnel. As the market continues its recovery, there is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

Presuming that we will be required to account for equity under our stock plans as a compensation expense, our net income and net income per share would be significantly reduced.

There has been an increasing public debate about the proper accounting treatment for stock options. Currently we would record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value we calculate compensation expense and disclose the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. It is likely that future laws and regulations, currently anticipated to be effective in 2006, will require us to estimate and record fair value of all stock options and shares under our Employee Stock Purchase Plan as compensation expense in our consolidated statement of operations.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 75 percent and 71 percent of our revenues were generated in U.S. dollars during the second quarter of 2004 and 2003, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Although Agilent currently has no formal stock repurchase plan, certain transactions under the Agilent Technologies, Inc. 1999 Stock Plan (the “1999 Stock Plan”) or pursuant to the conversion of Hewlett-Packard options to Agilent options (the “Hewlett-Packard option conversion”) (1) may be deemed repurchases for purposes of the disclosure required by Part II, Item 2(e) of Form 10-Q. No such transactions occurred under the 1999 Stock Plan during the period covered by this report.

Period	(a) Total Number of Shares (or Units Purchased)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2004 - February 29, 2004	N/A		—	—	—
March 1, 2004 - March 31, 2004	N/A		—	—	—
April 1, 2004 - April 30, 2004	144	(2)	$32.44	144	—
Total	144		$32.44	144	—

(1)	Upon the distribution of Agilent shares from Hewlett-Packard on June 2, 2000, Agilent employees holding Hewlett-Packard options granted before February 12, 1999 could elect to convert their Hewlett-Packard options to Agilent options. Hewlett-Packard options granted on or after February 12, 1999 and held by Agilent employees were automatically converted to Agilent options.
(2)	144 shares were tendered as payment of the exercise price for options under the Hewlett-Packard option conversion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on March 2, 2004 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The two proposals presented at the meeting were:

1.	To elect three (3) directors for a term of three years.

2.	To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent auditors for the 2004 fiscal year.

(b)	Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
James G. Cullen	398,690,428	19,400,836
Robert L. Joss	409,964,375	8,126,889
Walter B. Hewlett	410,386,061	7,705,203

The term of office of Heidi Kunz, David M. Lawrence, M.D., A. Barry Rand, Edward W. Barnholt, Robert J. Herbold and Koh Boon Hwee as directors continued after the meeting.

(c)	The second proposal was approved as follows:

(i)	The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent auditors for the 2004 fiscal year was approved by a vote of 410,172,225 shares in favor, 5,318,025 shares against, and 2,601,014 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 44 of this report.

(b) Reports on Form 8-K:

(i) Form 8-K furnished February 17, 2004 under Item 12 “Results of Operations and Financial Condition,” the company’s press release announcing results for the three months ended January 31, 2004.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2004	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

Exhibit Number	Description

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.8	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.9	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.10	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.11	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.12	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.13	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.14	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.15	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.16	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.17	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.18	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.19	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004).*

10.20	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen, Thomas E. White and with its Chief Executive Officer.*

Exhibit Number	Description

10.21	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004).*

10.22	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004).*

11.1	See Note 7, “Net Income (Loss) per Share” in Notes to Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.