Form 10-Q
period 2004-07-31
AGILENT TECHNOLOGIES INC
filed 2004-09-02
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT JULY 31, 2004
COMMON STOCK, $0.01 PAR VALUE	485,605,849 SHARES

AGILENT TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net revenue:
Products	$1,664	$1,293	$4,709	$3,776
Services and other	221	209	650	605

Total net revenue	1,885	1,502	5,359	4,381
Costs and expenses:
Cost of products	943	807	2,589	2,382
Cost of services and other	146	144	427	407

Total costs	1,089	951	3,016	2,789
Research and development	235	257	701	830
Selling, general and administrative	454	484	1,345	1,543

Total costs and expenses	1,778	1,692	5,062	5,162
Income (loss) from operations	107	(190)	297	(781)
Other income (expense), net	26	(1)	47	14

Income (loss) before taxes	133	(191)	344	(767)
Provision for taxes	33	1,354	69	1,036

Income (loss) before cumulative effect of accounting change	100	(1,545)	275	(1,803)
Cumulative effect of adopting SFAS No. 142	—	(11)	—	(268)

Net income (loss)	$100	$(1,556)	$275	$(2,071)

Net income (loss) per share — Basic:
Income (loss) before cumulative effect of accounting change	$0.21	$(3.25)	$0.57	$(3.82)
Cumulative effect of adopting SFAS No. 142	—	(0.03)	—	(0.57)

Net income (loss) per share – Basic	$0.21	$(3.28)	$0.57	$(4.39)

Net income (loss) per share — Diluted:
Income (loss) before cumulative effect of accounting change	$0.20	$(3.25)	$0.56	$(3.82)
Cumulative effect of adopting SFAS No. 142	—	(0.03)	—	(0.57)

Net income (loss) per share - Diluted	$0.20	$(3.28)	$0.56	$(4.39)

Weighted average shares used in computing net income (loss) per share:
Basic	485	475	482	472
Diluted	491	475	491	472

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	July 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,937	$1,607
Accounts receivable, net	1,150	1,086
Inventory	1,061	995
Other current assets	250	201

Total current assets	4,398	3,889
Property, plant and equipment, net	1,283	1,447
Goodwill and other intangible assets, net	388	402
Other assets	672	559

Total assets	$6,741	$6,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395	$441
Employee compensation and benefits	493	566
Deferred revenue	295	262
Income and other taxes payable	379	326
Other accrued liabilities	252	311

Total current liabilities	1,814	1,906
Senior convertible debentures	1,150	1,150
Other liabilities	448	417

Total liabilities	3,412	3,473
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 486 million shares at July 31, 2004 and 476 million shares at October 31, 2003 issued and outstanding	5	5
Additional paid-in capital	5,167	4,984
Accumulated deficit	(1,884)	(2,159)
Accumulated comprehensive income (loss)	41	(6)

Total stockholders’ equity	3,329	2,824

Total liabilities and stockholders’ equity	$6,741	$6,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$275	$(2,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	226	273
Deferred taxes	14	1,085
Non-cash asset impairment charges	24	89
Retirement plans curtailment loss	—	5
Net gain (loss) on sale of assets	5	(5)
Adoption of SFAS No. 142	—	268
Changes in assets and liabilities:
Accounts receivable	(50)	169
Inventory	(70)	123
Accounts payable	(29)	39
Employee compensation and benefits	(25)	(183)
Income taxes and other taxes payable	(51)	(98)
Other current assets and liabilities	(46)	(137)
Other long-term assets and liabilities	(19)	70

Net cash provided by (used in) operating activities	254	(373)

Cash flows from investing activities:
Investments in property, plant and equipment	(90)	(148)
Dispositions of property, plant and equipment	36	6
Purchase intangibles and investments	(7)	(4)

Net cash used in investing activities	(61)	(146)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	136	104
Net borrowings to notes payable and short-term borrowings	1	1

Net cash provided by financing activities	137	105

Change in cash and cash equivalents	330	(414)
Cash and cash equivalents at beginning of period	1,607	1,844

Cash and cash equivalents at end of period	$1,937	$1,430

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated statement of operations for the periods ended July 31, 2003 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2003 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of July 31, 2004 and October 31, 2003, condensed consolidated results of operations for the three and nine months ended July 31, 2004 and 2003, and cash flow activities for the nine months ended July 31, 2004 and 2003.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 (the “revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the first quarter of 2004 and the standard is effective for all future quarterly and annual reports; see Note 12 for such disclosures.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted in December 2003 and supersedes FSP 106-1, which was issued in January 2004. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. We have chosen to defer accounting for the benefit and intend on implementing these requirements in the fourth quarter of fiscal year 2004. As of July 31, 2004 we have not determined the impact of the benefit. Our measures of APBO and net periodic postretirement benefit costs as of and for the nine months ended July 31, 2004 do not reflect the effect of the Act.

4. PROVISION FOR TAXES

For the three and nine months ended July 31, 2004, we recorded an income tax provision of $33 million and $69 million, respectively, as compared with an income tax provision of $1,354 million and $1,036 million, respectively, for the corresponding periods in 2003. The current quarter and year-to-date provision was recorded for taxes on income generated in jurisdictions other than the U.S. and U.K. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S and the U.K. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance. Accordingly, in the U.S. and U.K., the income tax provision or benefit will be recorded as an adjustment of the valuation allowance until the reversal of the valuation allowance.

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

During the first quarter of 2004, the company issued options to purchase approximately 13.8 million shares under the Option Exchange Program at a weighted-average exercise price of $28 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average price of $51 per share. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our condensed consolidated statement of operations for the issuance of the replacement options.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the Agilent Technologies, Inc. Long-Term Performance Program for the company’s executive officers. Participants in this program are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. We include the dilutive impact of this program in our diluted net income per share calculation. The amount of compensation expense, using the variable accounting method pursuant to APB No. 25, was not material for the three and nine months ended July 31, 2004.

Pro forma net income (loss) and net income (loss) per share information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the 423(b) Plan, the Long-Term Performance Program and the Option Exchange Program described above, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income (loss) as reported	$100	$(1,556)	$275	$(2,071)

SFAS No. 123 based compensation (1)	(62)	(67)	(187)	(254)

Tax impact (2)	5	(683)	14	(613)

Net (income) loss – pro forma	$43	$(2,306)	$102	$(2,938)

Basic net income (loss) per share – as reported	$0.21	$(3.28)	$0.57	$(4.39)

Basic net income (loss) per share – pro forma	$0.09	$(4.86)	$0.21	$(6.22)

Diluted net income (loss) per share – as reported	$0.20	$(3.28)	$0.56	$(4.39)

Diluted net income (loss) per share – pro forma	$0.09	$(4.86)	$0.21	$(6.22)

Weighted average shares used in computing net income (loss) and pro forma net income (loss) per share:
Basic and diluted (3)	485	475	482	472

(1)	The pro forma results include approximately $17 million and $52 million of compensation expense relating to our Option Exchange Program for the three and nine months ended July 31, 2004, respectively, and $6 million for the three and nine months ended July 31, 2003. The remainder of the expense for these periods relates to options granted over the past five years.

(2)	Due to the valuation allowance provided on our net deferred tax assets as described in Note 4, we have reversed the incremental amount of tax benefits which were determined for purposes of reporting our historical SFAS No. 123 pro forma results for the three and nine months ended July 31, 2003. No tax benefits were attributed to that portion of the SFAS No. 123 based compensation that relates to the U.S. and the U.K. during any of the periods presented as we have provided substantially a full valuation allowance on our net deferred tax assets.
(3)	Approximately 61 million outstanding options were considered antidilutive for the purposes of this pro forma calculation.

The fair value of options granted during the nine months ended July 31, 2004 and 2003 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Options Granted during the Nine Months Ended July 31,
	2004	2003
Risk-free interest rate for options	2.75-3.95%	1.15-3.25%
Risk-free interest rate for the 423(b) Plan	1.04-1.31%	1.10-1.77%
Dividend yield	0%	0%
Volatility for options	59-64%	60-80%
Volatility for the 423(b) Plan	36-61%	63-80%
Expected option life	5.5 years	3.5-5.5 years
Expected life for the 423(b) Plan	6 months-1 year	6 months-2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2004:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2003:	$183	$85	$96	$24	$388
Foreign currency translation impact	(2)	(1)	(1)	—	(4)

Goodwill at July 31, 2004:	$181	$84	$95	$24	$384

During the first quarter of fiscal 2003, we recorded a non-cash pre-tax charge of $268 million to write off test and measurement goodwill related to the adoption of SFAS No. 142.

The component parts of other intangibles as of July 31, 2004 and October 31, 2003 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of July 31, 2004:
Purchased technology	$132	$128	$4
Customer relationships	24	24	—

Total	$156	$152	$4

As of October 31, 2003:
Purchased technology	$122	$110	$12
Customer relationships	23	21	2

Total	$145	$131	$14

We purchased $5 million of other intangibles during the nine months ended July 31, 2004. The gross carrying value of purchased intangibles includes a $6 million favorable impact related to currency during the nine months ended July 31, 2004.

Amortization for purchased intangible assets was $3 million and $21 million for the three and nine months ended July 31, 2004 and $12 million and $36 million for the same period in the prior year. Amortization expense related to purchased intangible assets is estimated to be approximately $1 million for the remainder of 2004, $2 million for fiscal 2005 and $1 million for fiscal 2006.

7. NET INCOME (LOSS) PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(in millions, except per share data)
Numerators:
Income (loss) before cumulative effect of accounting changes	$100	$(1,545)	$275	$(1,803)
Cumulative effect of adopting SFAS No. 142	—	(11)	—	(268)

Net income (loss)	$100	$(1,556)	$275	$(2,071)

Denominators:
Basic weighted-average shares	485	475	482	472
Potentially dilutive common stock equivalents – stock options and other employee stock plans	6	—	9	—

Diluted weighted-average shares	491	475	491	472

The computations of diluted net income (loss) per share for the three and nine months ended July 31, 2004 and 2003 do not include 36 million shares issuable upon conversion of our $1.15 billion senior convertible debentures as the effect, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share,” was not dilutive for those periods. In addition, the following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income (loss) per share because they were antidilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Options to purchase shares of common stock (in millions)	42	38	27	39
Weighted-average exercise price	$35	$35	$39	$35
Average common stock price	$26	$19	$29	$17

8. INVENTORY

	July 31, 2004	October 31, 2003
	(in millions)
Finished goods	$339	$356
Work in progress	120	85
Raw materials	602	554

Total Inventory	$1,061	$995

9. GUARANTEES

Standard Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to us for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of products when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$71	$72
Accruals for warranties issued during the period	55	49
Accruals related to pre-existing warranties (including changes in estimates)	(2)	5
Settlements made during the period	(58)	(56)

Balance at July 31, 2004 and 2003	$66	$70

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet.

	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$33	$37
Recognition of revenue	(16)	(17)
Deferral of revenue for new contracts	24	11

Balance at July 31, 2004 and 2003	$41	$31

Lease Guarantees

As of July 31, 2004, we have issued credit guarantees with an aggregate maximum exposure of $20 million, primarily relating to CIT Group, Inc., that have been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

10. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended July 31,
	2004	2003
	(in millions)
Net income (loss)	$100	$(1,556)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	(2)	4
Change in unrealized gain (loss) on derivative instruments, net	—	2
Reclassification adjustment relating to derivatives, net	—	1
Foreign currency translation, net	(55)	6
Change in minimum pension liability	—	9

Comprehensive income (loss)	$43	$(1,534)

	Nine Months Ended July 31,
	2004	2003
	(in millions)
Net income (loss)	$275	$(2,071)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	(1)	—
Change in unrealized gain (loss) on derivative instruments, net	6	(12)
Reclassification adjustment relating to investments included in net income (loss), net	4	2
Reclassification adjustment relating to derivatives, net	6	4
Foreign currency translation, net	33	57
Change in minimum pension liability	—	9

Comprehensive income (loss)	$323	$(2,011)

Comprehensive income for the three months ended July 31, 2004 includes a $51 million correction related to the second quarter of 2004 to increase income taxes payable and reduce the ending foreign currency translation, net balance in accumulated comprehensive income. The adjustment was not material to stockholders’ equity or current liabilities and did not impact operating cash flows or results from operations.

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of the third quarter of 2004, we have reduced our workforce by approximately 16,000 people (approximately 14,700 from involuntary terminations and approximately 1,300 from net attrition) to approximately 28,000 employees.

Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited more than 115 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.6 million square feet, or about 24 percent of our worldwide property. We will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings, which house sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

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

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 plan is complete. Our 2003 Plan is substantially complete, although some additional charges are expected in the fourth quarter.

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

We continue to carry out our plan to consolidate excess facilities. During the nine months ended July 31, 2004 we recorded an additional $7 million charge primarily relating to the sale of our production facility in Kobe, Japan. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through July 31, 2004 was $533 million; $154 million in 2001, $357 in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan from October 31, 2003 through July 31, 2004 is shown in the table below:

Consolidation of Excess Facilities
(in millions)
Ending balance at October 31, 2003	$62
Total charge and adjustment	7
Cash payments	(17)

Ending balance at July 31, 2004	$52

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected manufacturing and field operations serving the wireline markets that are components of our test and measurement group as well as information technology support services.

We achieved our target workforce reduction as of July 31, 2004. Similar to the 2001 Plan, this reduction impacted all regions, all expense categories and most of our segments, particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

Our 2002 Plan is complete. The cost of the 2002 Plan through July 31, 2004 was $166 million; $117 million in 2002, $49 million in 2003 and zero in 2004.

A summary of restructuring activity for the 2002 Plan from October 31, 2003 through July 31, 2004 is shown in the table below:

Workforce Reduction
(in millions)
Ending balance at October 31, 2003	$14
Total charge	—
Cash payments	(14)

Ending balance at July 31, 2004	$—

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of an estimated 4,000 jobs in addition to previously announced cuts.

In order to achieve the goals of the 2003 Plan, we have reduced our workforce by approximately 5,600 as of July 31, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products groups. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

As we execute on all of our plans, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $14 million for the nine months ended July 31, 2004 for lease termination fees and losses anticipated from sub-lease agreements. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

During the nine months ended July 31, 2004, we incurred asset impairment charges of $16 million, primarily relating to a manufacturing site in California. We announced our plans to exit this site, used primarily by the test and measurement business, during the second quarter of 2004. As we finalize our plans, which include transferring production responsibilities to other company sites, we anticipate incurring some additional asset impairment charges in the fourth quarter of 2004 and the first quarter of 2005.

As of July 31, 2004, the cost of the 2003 Plan was $408 million; $308 million in 2003 and $100 million in 2004.

A summary of restructuring activity for the 2003 Plan from October 31, 2003 through July 31, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2003	$4	$9	$—	$13
Total charge	70	14	16	100
Asset impairments	—	—	(16)	(16)
Cash payments	(62)	(12)	—	(74)

Ending balance at July 31, 2004	$12	$11	$—	$23

Summary information for combined plans

The restructuring accrual for all plans, which totaled $75 million as of July 31, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters. We have met our expected savings goals for all of our restructuring plans. Future charges will be associated with our 2003 Plan, except as they relate to changes in estimates on the remaining leased properties in the 2001 Plan.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(in millions)
Cost of products and services	$24	$44	$39	$96
Research and development	2	31	12	63
Selling, general and administrative	16	66	56	155

Total restructuring and asset impairment charges	$42	$141	$107	$314

Other asset impairment charges

We incurred asset impairment charges primarily to recognize the ‘other than temporary’ impairment of investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were zero and $8 million for the three and nine months ended July 31, 2004 and $7 million and $15 million for the same periods in 2003. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2004 and 2003, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2004	2003	2004	2003	2004	2003
	(in millions)
Service cost — benefits earned during the period	$16	$18	$10	$11	$4	$3
Interest cost on benefit obligation	10	11	12	12	8	8
Expected return on plan assets	(11)	(10)	(16)	(13)	(6)	(6)
Amortization and deferrals:
Actuarial loss	1	4	8	8	2	—
Prior service cost	—	—	—	—	(1)	—

Net plan costs	16	23	14	18	7	5
Settlement loss	—	—	—	3	—	—
Special termination benefits	—	—	—	1	—	—

Total net plan costs	$16	$23	$14	$22	$7	$5

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2004	2003	2004	2003	2004	2003
	(in millions)
Service cost — benefits earned during the period	$48	$54	$30	$33	$12	$9
Interest cost on benefit obligation	30	33	36	36	24	24
Expected return on plan assets	(33)	(30)	(48)	(39)	(18)	(18)
Amortization and deferrals:
Actuarial loss	3	12	24	24	6	—
Prior service cost	—	—	—	—	(3)	—

Net plan costs	48	69	42	54	21	15
Settlement loss	—	—	—	4	—	—
Special termination benefits	—	—	—	1	—	—

Total net plan costs	$48	$69	$42	$59	$21	$15

We contributed $17 million and $114 million to fund our various defined benefit plans during the three and nine months ended July 31, 2004, respectively, and $28 million and $182 million for the same periods in 2003, respectively. We expect to contribute approximately $10 million during the remainder of 2004.

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

Income (loss) from operations of each of the segments is measured after excluding other intangible amortization, restructuring and asset impairment charges, and other corporate related charges.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Three months ended July 31, 2004:
Total net revenue	$768	$243	$539	$335	$1,885
Income from operations	$88	$19	$33	$46	$186
Three months ended July 31, 2003:
Total net revenue	$613	$206	$380	$303	$1,502
Income (loss) from operations	$(69)	$6	$(8)	$41	$(30)

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Nine months ended July 31, 2004:
Total net revenue	$2,115	$728	$1,535	$981	$5,359
Income from operations	$103	$73	$158	$134	$468
Nine months ended July 31, 2003:
Total net revenue	$1,898	$495	$1,123	$865	$4,381
Income (loss) from operations	$(304)	$(79)	$(99)	$95	$(387)

The following table reconciles segment results to Agilent’s total enterprise results before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(in millions)
Total reportable segments’ income (loss) from operations	$186	$(30)	$468	$(387)
Amortization and impairment of intangibles	(3)	(22)	(21)	(46)
Restructuring and asset impairment	(42)	(141)	(115)	(314)
Retirement plans net curtailment and settlement loss	—	(5)	—	(5)
Unallocated infrastructure charges and other	(34)	8	(35)	(29)
Other income (expense), net	26	(1)	47	14

Income (loss) before taxes, as reported	$133	$(191)	$344	$(767)

During the third quarter of 2004, we changed the basis by which segment assets are measured and reported to the chief operating decision maker to include allocated corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. Unallocated assets primarily consist of cash and cash equivalents, accumulated amortization of goodwill and other intangibles, the valuation allowance relating to deferred tax assets and other assets. The following table reflects the updated measure of segment assets for each segment. Amounts as of October 31, 2003 have been reclassified to conform to the current period presentation.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
As of July 31, 2004:
Total Assets	$2,231	$766	$1,462	$704	$5,163
As of October 31, 2003:
Total Assets	$2,268	$804	$1,420	$680	$5,172

The following table reconciles segment assets to Agilent’s total assets:

	July 31, 2004	October 31, 2003
	(in millions)
Total reportable segments’ assets	$5,163	$5,172
Cash and cash equivalents	1,937	1,607
Other	(359)	(482)

Total assets	6,741	6,297

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, volatility and growth in the markets we sell into, our strategic direction, our future effective tax rate and management’s intent to permanently reinvest foreign earnings, slowdown in new product introductions, our liquidity position, our ability to generate cash from continuing operations, our expected order and revenue growth, the potential impact of our adopting new accounting pronouncements, our financial results and expected operating margins, the benefit from our enterprise resource planning and customer relationship management systems implementation, ongoing competitive, pricing and gross margin pressures, our assessment of and expenses for our retirement and post-retirement benefit plans, costs related to, payments pursuant to, and savings from our restructuring programs, our evaluation of outsourcing, the existence or length of an economic recovery and our ability to take advantage of a recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Executive Summary

Quarterly orders were strong with double-digit growth year-over-year across all geographies. Test and measurement orders were at their highest levels since early 2001 with year-over-year growth in communications test, including wireline, and general purpose test. Semiconductor product orders had strong year-over-year growth particularly for our mobile phone components, although we did experience a sequential decline in orders from the second quarter. Our automated test business had a mixed quarter with strength in parametric and manufacturing test more than offset by year-over-year declines in orders for system-on-a-chip (“SOC”) and flash memory test systems. The results for our automated test and semiconductor products showed reduced consumer electronic spending in the third quarter. We have limited visibility to consumer electronic spending in the fourth calendar quarter of 2004. Orders were strong for life sciences and chemical analysis, driven by generic pharmaceutical growth in Asia and food and environmental testing business expansion, particularly in Asia.

Quarterly revenues were at their highest level since the second quarter of fiscal 2001. Revenues for the three and nine months ended July 31, 2004, were $1,885 million and $5,359 million, respectively, an increase of 25 percent and 22 percent, respectively, compared to the same periods last year. Much of the increase was related to continued strength in consumer electronics markets in the semiconductor products and test and measurement segments. We expect a very modest rise in fourth quarter revenues.

Our cost of sales as a percentage of net revenues decreased year-over-year. However, we remained short of our long-term target of 50 percent. We made considerable progress in reducing per-unit manufacturing costs across most of our segments, although continued pricing pressure in our semiconductor products segment has more than offset efficiency gains in that business. To address this pressure, our semiconductor products segment is currently taking steps to further reduce manufacturing costs and to develop new products.

Expenses were lower than prior year levels for each of the three- and nine-month periods ended July 31. Reduced restructuring and asset impairment charges, together with increased savings for those efforts, account for the majority of the expense reduction. We completed the implementation of our enterprise resource planning (“ERP”) and customer relationship management (“CRM”) systems without negatively impacting the operating results of the company and now have begun to see some of the benefits in cost savings and operational improvement.

Net cash provided from operating activities was $254 million in the nine months ended July 31, 2004. Days sales outstanding decreased to 55 days as of July 31, 2004 from 58 days a year ago. We have improved our inventory days on-hand from 99 days as of July 31, 2003 to 88 days as of the end of the current period.

Net income for the three and nine months ended July 31, 2004 was $100 million and $275 million, respectively. Year-over-year net income increased $1.6 billion and $2.3 billion for the three and nine months ended July 31 which includes a $1.4 billion tax valuation allowance in the three and nine month periods of 2003. Most of the remainder of the increase in net income was due to our revenue growth and success in reducing our operating cost structure.

Looking forward, we expect a gradual recovery in most of our major markets, although our visibility is limited. As confidence increases in economies around the world, we believe that we are well positioned for continued growth in our orders and revenues. We intend to further reduce our costs and expenses and meet our commitment to a quarterly operating cost structure goal of about $1.45 billion.

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

Reclassifications

Amounts in the condensed consolidated statement of operations for the period ended July 31, 2003 have been reclassified to conform to the current period’s presentation.

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

Revenue recognition. We enter into agreements to sell products (hardware and/or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Restructuring and asset impairment charges. We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments, primarily property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a

Restructuring)” (“EITF 94-3”) and lastly, SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Inventory Valuation. We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based upon estimates about future demand. Such estimates are difficult to make under current economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing and planning departments play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Retirement and post retirement plan assumptions. Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2003, the expected long-term rate of return in the U.S. was 8.75 percent, and ranged from 5.0 to 7.50 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percentage point decrease in the estimated return on plan assets would result in increased pension expense of $5 million for 2004 in the U.S. and $9 million for 2004 for all plans outside the U.S. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the condensed consolidated statement of operations. We incurred expenses of $37 million and $111 million in the three and nine months ended July 31, 2004 and $50 million and $143 million in the same periods in 2003, for our retirement and post retirement plans. We expect to incur expenses of approximately $30 million for the rest of 2004 for our retirement and post retirement plans. We are still evaluating the impact of FSP 106-2 on our condensed consolidated financial position, results of operations and cash flows.

Valuation of long-lived assets. We have assessed the recoverability of long-lived assets, including intangible assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 and discounted future cash flows according to the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We make these estimates consistent with the way we forecast, plan and run our businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We perform goodwill impairment tests on an annual basis or more frequently if impairment indicators arise. We performed the required transitional impairment test upon our adoption of SFAS No. 142 in the first quarter of 2003 and wrote-off $268 million of goodwill. As of July 31, 2004, there were no indicators that an additional impairment was necessary.

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

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in an approximately $1 billion net tax provision recorded with provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and in the U.K. jurisdictions in recent years represented sufficient negative evidence, which made it difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and U.K. affect the ongoing amount of the valuation allowance. We expect that pre-tax income in fiscal 2004 will be recognized at a lower rate because future income taxes in the U.S. and the U.K. will be offset against reversals of the valuation allowance to effectively eliminate any tax charge in those jurisdictions. To the degree we have pre-tax losses in the U.S. or U.K., no tax benefit will be recognized until the valuation allowance is reversed. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowances in those jurisdictions.

We have not provided for U.S. federal income and foreign withholding taxes on a portion of our non-U.S. subsidiaries undistributed income as of July 31, 2004 because we intend to reinvest such income indefinitely. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Adoption of New Pronouncements

See Note 3 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

Restructuring and Asset Impairment

Summary

We currently have three restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”). All of our plans were designed to reduce costs and expenses in order to return the company to profitability.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is complete. We are continuing to see the estimated savings of $350 million per quarter ($300 million from the 2001 Plan and $50 million from the 2002 Plan). The 2003 Plan is still being implemented. However, we have already realized the expected $125 million reduction in quarterly operational costs. We expect to incur further restructuring costs and increase the savings related to the 2003 Plan through 2004.

We recorded restructuring and asset impairment charges of $107 million for the nine months ended July 31, 2004. Our plans to consolidate excess facilities resulted in charges of $21 million for the nine month period for lease termination fees and losses anticipated from sub-lease agreements related to our 2001 and 2003 Plans. We will continue to make lease payments on some of these excess facility space over the next five years. Charges associated with workforce reductions and asset impairments related to our 2003 Plan were $70 million and $16 million, respectively, for the nine months ended July 31, 2004.

The restructuring accrual for all plans, representing future outlays, totaled $75 million as of July 31, 2004 and is recorded in other liabilities on the condensed balance sheet.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net income (loss) in the periods presented. For example, the weakening of the U.S. dollar through the third quarter of 2004 led to an increase in revenue of approximately $130 million, which primarily affected Europe and Japan. However, this was offset by an increase to cost of sales of approximately $50 million and an increase to operating expenses of approximately $65 million relating to those foreign currency movements. Our hedging activities resulted in an increase to cost of sales of approximately $5 million for the nine months ended July 31, 2004.

Results of Operations

Orders and Net Revenue

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Orders	$1,775	$1,468	$5,398	$4,353	21%	24%

Net revenue from products	$1,664	$1,293	$4,709	$3,776	29%	25%
Net revenue from services and other	221	209	650	605	6%	7%

Total net revenue	$1,885	$1,502	$5,359	$4,381	25%	22%

Net revenue by region	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Americas	$663	$578	$1,824	$1,687	15%	8%
Europe	363	298	1,100	891	22%	23%
Asia Pacific	859	626	2,435	1,803	37%	35%

Total net revenue	$1,885	$1,502	$5,359	$4,381	25%	22%

In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Test and measurement had strong orders across all geographies and businesses with growth in aerospace and defense and wireless handset manufacturing. Semiconductor product orders had strong year-over-year growth, particularly for mobile phone components. Our automated test group had a mixed quarter with strength in parametric and manufacturing test more than offset by year-over-year declines in orders for SOC and flash memory test systems. During the quarter, several of our SOC customers extended delivery dates beyond our six-month window for order recognition, which caused us to reverse $40 million in orders in the three months ended July 31, 2004. Orders from our life sciences and chemical analysis business were strong with year-over-year growth in business from generic pharmaceutical companies and from food and environmental testing business expansion, particularly in Asia.

Revenues increased across all geographic regions. The impact of foreign currency movement led to an increase of approximately $30 million and $130 million in revenues due to the weakening of the U.S. dollar for the three and nine months ended July 31, 2004, respectively. Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 6 percent and 7 percent for the three and nine months ended July 31, 2004, respectively, compared to the same periods in 2003.

Costs and Expenses

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Point Change
	2004	2003	2004	2003	Three Months	Nine Months
Cost of products as a percentage of product net revenue	57%	62%	55%	63%	(5)	(8)

Cost of services and other as a percentage of service and other revenue	66%	69%	66%	67%	(3)	(1)

Total cost of products and services as a percentage of total net revenue	58%	63%	56%	64%	(5)	(8)

Decreases to cost of products and services as a percentage of net revenue were driven primarily by incremental restructuring savings of approximately $47 million and $222 million for the three and nine months ended July 31, 2004, respectively, as well as favorable mix and volume impacts in the current period. This was partially offset by a currency impact of approximately $10 million and $50 million caused by the weakening U.S. dollar for the three and nine month periods ending July 31, 2004, respectively.

Our cost of sales as a percentage of net revenues decreased for the current three and nine month periods compared to the same periods last year, but were up sequentially from the second quarter. We have made considerable progress in most of our businesses. However, recent deterioration in our semiconductor test equipment business within our automated test segment and within our semiconductor products segment negatively impacted gross margins. We are facing severe pricing pressure in mobile camera modules and fiber optics. The semiconductor products segment is taking steps to further reduce costs and to improve pricing strategies to restore double-digit operating margins by the first half of next year. Inventory charges for the three and nine months ended July 31, 2004 and 2003, respectively, were not material.

Research and development expenses declined 9 percent and 16 percent in dollar terms in the three and nine months ended July 31, 2004, respectively, as compared to the same periods in 2003. As a percent of revenues, research and development decreased by 5 and 6 percentage points, respectively, for the three and nine months ended July 31, 2004. The decreases were driven primarily by incremental restructuring savings of approximately $11 million and $78 million for the three and nine months ended July 31, 2004, respectively. Due to the weakening of the U.S. dollar, these savings were offset partially by increased costs of approximately $5 million and $25 million in the three and nine months ended July 31, 2004, respectively. Although we remain committed to bringing new products to market, we have taken a more focused, strategic approach to align our businesses with available markets.

Selling, general and administrative expenses declined 6 and 13 percent, respectively, in dollar terms for both the three and nine months ended July 31, 2004 as compared to the same periods in 2003. In the same periods, selling, general and administrative expenses decreased by 8 percentage points and 10 percentage points as a percentage of total net revenues. This decline was primarily due to incremental net restructuring savings of approximately $15 million and $87 million for the three and nine months ended July 31, 2004, respectively. This decrease was offset partially by an increase in expenses of approximately $10 million and $40 million due to the weakening of the U.S. dollar in the same periods.

Our improvement in operating margins compared to the prior year was accomplished primarily through savings generated from our restructuring plans. We achieved year-over-year growth in our gross margins across all businesses due to increased revenues and incremental restructuring savings in the current period, as compared to the same time last year. The year-over-year savings were accomplished by decreasing the number of vendors with whom we do business in order to maximize vendor discounts and by putting in place new policies that provide stricter guidelines for handling business expenses such as travel, mobile phone services and usage, consulting covered by professional service agreements and purchases of supplies and equipment. Overall, we decreased our operating expenses for both the three and nine months ended July 31, 2004 by 7 and 14 percent, respectively, on a U.S. dollar basis compared to the same periods last year. Costs incurred for the implementation of our ERP and CRM projects were $40 million and $124 million for the three and nine months ended July 31, 2004, respectively, and $44 million and $168 million for the same periods in 2003. We completed our ERP and CRM projects in the second quarter of this year and believe that we will experience incremental benefits once we are able to eliminate more of the costs associated with maintaining multiple systems. We are focusing on reducing our costs of products and services and have moved towards a more variable cost structure through the use of outsourcing partners and instituting variable pay programs for our employees.

At July 31, 2004, our headcount was approximately 28,000 compared to approximately 30,000 at the same time last year. We expect to recognize additional net savings from these restructuring actions during the rest of 2004.

Other Income (Expense), Net

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(in millions)
Currency gain (loss)	$3	$1	$3	$2
Interest income	6	6	16	21
Equity investment income	9	(2)	12	(3)
Other income	18	20	68	53
Interest expense	(9)	(9)	(26)	(27)
Other expense	(1)	(17)	(26)	(32)

Other income (expense), net	$26	$(1)	$47	$14

In the periods ending July 31, 2004, other income (expense), net increased by $27 million and $33 million for the three and nine month periods compared to the same periods a year ago.

Tax Valuation Allowance and Provision for Taxes

For the three and nine months ended July 31, 2004, we recorded an income tax provision of $33 million and $69 million, respectively, as compared with an income tax provision of $1,354 million and $1,036 million, respectively, for the corresponding periods in 2003. The current quarter and year-to-date provision was recorded for taxes on income generated in jurisdictions other than the U.S. and U.K. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S and the U.K. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2004, the current estimate of the annual effective tax rate is 20 percent. This tax rate reflects taxes other than U.S. and U.K. income taxes, which continue to be recorded as decreases to and increases in the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income (“OCI”), as well as changes in the mix of income and losses outside the U.S. and U.K. jurisdictions having varying statutory rates.

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges at the enterprise level are discussed above.

General Infrastructure and Shared Services

Overall, we have decreased our infrastructure costs primarily through our restructuring programs, cost controls and selected outsourcing. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services, decreased the space that we occupy and moved some of our global shared services operations sites to lower cost regions. Incremental savings for infrastructure costs for the three and nine months ended July 31, 2004 associated with restructuring plans and cost controls were approximately $30 million and $200 million, respectively, compared to the same time last year. We allocated these savings to all businesses according to usage of related services.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Last quarter we expected to achieve a double-digit operating margin in this segment by the fourth quarter of 2004. At 11 percent operating margin this quarter, we achieved our goal to get to double-digit returns in this segment one quarter early. This fundamental improvement in operating margins is the result of the cumulative benefits of the aggressive restructuring programs described above that are now virtually completed, a modest improvement in the systems and support businesses, and lower levels of discounts. Our restructuring efforts have resulted in a reduction of approximately 10 and 17 percent in average headcount for the three and nine months ended July 31, 2004, respectively, over the same periods last year.

Orders and Net Revenue

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Orders	$776	$566	$2,163	$1,768	37%	22%

Net revenue from products	$663	$513	$1,814	$1,596	29%	14%
Net revenue from services and other	105	100	301	302	5%	0%

Total net revenue	$768	$613	$2,115	$1,898	25%	11%

Income (loss) from operations	$88	$(69)	$103	$(304)	228%	134%
Operating margin (deficit)	11%	(11)%	5%	(16)%	22 ppts	21 ppts

In test and measurement, orders in all geographies and all product lines were up double digits from last year, including for the first time in several years, wireline test. Growth in aerospace and defense and wireless handset manufacturing were dominant drivers of order growth this quarter. Orders for the three and nine months ended July 31, 2004 were $776 million and $2,163 million, respectively, up 37 percent and 22 percent from one year ago and the highest level of orders since the second quarter of fiscal year 2001. Asia-Pacific posted double digit sequential and year-over-year growth results driven by the growth in consumer electronics (DVD’s, digital cameras, LCD TVs) as well as preparations by wireless component manufacturers for the rollout of wireless third generation services.

In communications test, which is approximately 70 percent of the test and measurement segment, orders were up 44 percent from last year and up 4 percent sequentially. Wireless continued to be the dominant driver of year-over-year growth, led by our one-box tester business. Sequential growth was flat as equipment manufacturers began to utilize the increased capacity they put in place. Wireless infrastructure also showed steady growth based on modest capacity expansion for existing formats to improve the quality of service, as well as the expansion of third generation capacity as it begins to increase. The strength of consumer demand during the Christmas holiday buying season will help dictate the need for near term manufacturing capacity expansion and set the tone for the first half of fiscal year 2005. The wireline test market improved with growth driven by Latin America and Asia Pacific and service providers plan new network-based services (voice, video, data) over Ethernet in the metropolitan areas. In addition, the impacts of the grey market continue to diminish as the supply of used equipment appears to be decreasing and customers require new functionality in their test solutions.

In our OSS business, we had record orders and strong growth both year-over-year and sequentially. Service provider propensity to spend on our integrated solution sets for network service, fault and performance management continues to increase worldwide.

General purpose test, which represents about 30 percent of the segment, continued to show signs of a moderate recovery with the component and semiconductor industries leading the way. For the three months ended July 31, 2004, orders for general purpose test equipment increased 23 percent year-over-year driven by growth from IC lithography, logic analysis, scopes and aerospace/defense offset by softness in design automation software.

For test and measurement, revenues for the quarter were $768 million. Revenue for the three and nine months ending July 31, 2004 was 25 percent and 11 percent higher, respectively, than a year ago. Included in the revenue figures is a benefit of $12 million and $52 million for the three and nine months ended July 31, 2004, respectively, of foreign currency related to the weakening U.S. dollar. We saw strong shipment performance over the past nine months across most of our product lines, particularly in our one-box testers, network analyzers, device testers, power supplies, basic instruments and lithography businesses.

Our services and support business, which accounts for approximately 14 percent of this segment’s revenue, showed a modest improvement in profitability year-over-year. We are continuing to take specific steps to improve the performance of this business by focusing on tighter business metrics and evaluating the pricing and cost structure of this business using our new ERP system.

Looking forward, we expect gradual growth for our test and measurement business. We anticipate order and revenue growth in our wireless business within our communications test market, driven by the mobile handset market as network equipment manufacturers further build capacity to position themselves for market share gains. We also expect continued spending by wireless service providers and accelerated third generation deployments.

We expect moderate growth in our general purpose test business as a result of general economic growth, and to a lesser extent as a result of our precision and motion control products that are used by semiconductor capital equipment manufacturers.

Costs and Expenses

The following table shows the percentage point change in our test and measurement business’ costs and expenses as a percentage of net revenue for the three and nine months ended July 31, 2004 and 2003.

	Yr over Yr Ppts Change
Change as a% of Net Revenue	Three Months	Nine Months
Cost of products and services	(10)	(7)
Research and development	(5)	(5)
Selling, general and administrative	(8)	(9)

Cost of products and services as a percentage of net revenue decreased 10 and 7 percentage points for the three and nine months ended July 31, 2004 compared to a year ago. The reduction was attributable to incremental restructuring savings of approximately $15 million, benefit of higher volumes, improvements in discount levels and savings in people related expenses due to headcount reductions. The impact of sales of inventory previously reserved were not material for the three and nine months ended July 31, 2004.

Research and development expenses for the three and nine months ended July 31, 2004 as a percentage of net revenue fell 5 percentage points from last year’s levels as we reduced our research and development headcount to match the size and focus of the business. We have focused our development efforts on strategic opportunities that align our business with available markets and have cancelled new product introductions that would not result in an adequate return on investment.

Selling, general and administrative expenses as a percentage of net revenue fell 8 and 9 percentage points for the three and nine months ended July 31, 2004, respectively, as compared to a year ago largely due to incremental restructuring savings of approximately $7 million and tight controls on spending and lower infrastructure costs.

Income (Loss) from Operations

Operating profit for the three and nine months ended July 31, 2004 improved $157 million and $407 million, respectively, compared to a year ago on incremental revenues of $155 million and $217 million, respectively. Aggressive restructuring through workforce reductions and reduction in our operating expense structure helped comparative operating results. This segment achieved a return on invested capital (“ROIC”) of 14 percent for the current quarter compared to a negative 6 percent ROIC during the same period last year. This improvement is in line with improved operating profit during the quarter ended July 31, 2004.

Automated Test

Our automated test segment provides test system solutions that are used in the manufacture of semiconductor devices and printed circuit assemblies. Our test solutions enable electronics designers and manufacturers to reduce the design to production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. Following the industry bubble of 2000, the main driver of our customers’ business has visibly shifted from communications, information technology, networking, and internet infrastructure to consumers who are driving the market for personal computers, cell phones, and digital consumer electronics.

Orders and Net Revenue

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Orders	$208	$251	$694	$585	(17)%	19%

Net revenue from products	$200	$169	$598	$387	18%	55%
Net revenue from services and other	43	37	130	108	16%	20%

Total net revenue	$243	$206	$728	$495	18%	47%

Income (loss) from operations	$19	$6	$73	$(79)	217%	192%
Operating margin (deficit)	8%	3%	10%	(16)%	5 ppts	26 ppts

Orders for the three months ended July 31, 2004 were down 17 percent from last year, with strength in parametric and manufacturing test more than offset by year-over-year declines in orders for system-on-a-chip (SOC) and flash memory test systems. Orders for the nine months ended July 31, 2004 were up 19 percent from last year as the market is better in general compared to one year ago.

Semiconductor test orders were down 26 percent and up 15 percent for the three and nine months ended July 31, 2004 compared to the same periods last year. The key drivers for the decrease in the third quarter were order declines for our SOC and flash memory test systems. Utilization rates for SOC testers at semiconductor contract manufacturers (SCMs) dropped a few percentage points in the third quarter, suggesting a period of cautious ordering that could extend beyond this quarter. As we continue to expand the capability of our single platform SOC strategy, some customers are taking additional time to evaluate these new capabilities given the less urgent need for immediate capacity. Parametric test products were strong with growth rates of over 100 percent for the three and nine months ended July 31, 2004 compared to the same time last year. We are seeing more positive signs in this market as investments continue in Asia for 300-millimeter wafer production.

Electronic manufacturing test orders were up approximately 35 percent for the three and nine months ended July 31, 2004 compared to the same periods last year. Electronic manufacturing test orders reached the highest point since peak levels in 2000, with strength in optical and x-ray imaging.

This segment continued to generate significant design wins in the three and nine months ended July 31, 2004. We continue to gain design wins in our traditional leadership areas of graphics and chips sets. We are also diversifying our business into digital consumer and wireless markets.

Net revenue for the three and nine months ended July 31, 2004 grew 18 percent and 47 percent compared to the same periods last year due to a improved market place compared to one year ago. Semiconductor test revenue growth was mixed with strong parametric test revenue from our investments in 300-millimeter fabrication and wafer production test and solid flash memory test revenue. Revenue for our SOC business declined slightly from a very strong third quarter last year due to cautious ordering patterns from the SCMs. Electronic manufacturing test showed a strong growth compared to last year due to better capacity utilization and demand for our imaging products.

Due to the fact that the SCMs are absorbing the extra capacity that they have recently put in place, we anticipate that the slowdown of our SOC business could last through the remainder of the year. We expect our flash memory business will continue to experience volatility. We received positive customer reactions to our newly introduced product, V5400 memory test system, which delivers the lowest cost of test for memory devices such as FLASH, DRAM, and SRAM and up to four times improvement over existing systems in throughput for wafer sort and final memory testing.

Costs and Expenses

The following table shows the percentage point decrease in our automated test segments’ costs and expenses as a percentage of its net revenue for the three and nine months ended July 31, 2004 and 2003.

	Yr over Yr Ppts Change
Change as a% of Net Revenue	Three Months	Nine Months
Cost of products and services	—	(7)
Research and development	—	(6)
Selling, general and administrative	(5)	(14)

We continue to control our costs through outsourcing to contract manufacturers, and monitoring indirect and direct material costs. The decreases were driven primarily by higher revenue, savings from cost controls, lower infrastructure costs and efficiencies from outsourcing to contract manufacturers. We reduced headcount by approximately 5 percent compared to the same period last year.

Cost of products and services as a percentage of net revenue was flat and down 7 percentage points for the three and nine months ended July 31, 2004 compared to the same periods last year. The decrease was driven primarily by the factors indicated above. The impact of sales of inventory previously reserved were not significant for the three and nine months ended July 31, 2004.

Research and development expenses as a percentage of net revenue were flat and down 6 percentage points for the three and nine months ended July 31, 2004 compared to the same periods last year. On a dollar basis, research and development expenses for the three months ended July 31, 2004 increased 16 percent compared to the same period last year. The increase is related to the company’s plan to aggressively expand the breadth of its offerings in flash and SOC test systems.

Selling, general and administrative expenses as a percentage of net revenue were down 5 percentage points for the three months ended July 31, 2004, and down 14 percentage points for the nine months ended July 31, 2004, compared to the same periods last year. On a dollar basis, selling, general and administrative expenses were down 2 percent and 8 percent for the three and nine months ended July 31, 2004. The decreases reflect our efforts in reducing our infrastructure costs and initiatives to control discretionary spending.

Income (Loss) from Operations

Our automated test segment showed an operating profit of $19 million and $73 million for the three and nine months ended July 31, 2004 compared to an operating profit of $6 million and an operating loss of $79 million for the same periods last year. The improvement in income from operations compared to last year was primarily due to higher net revenue and reduced infrastructure costs. In addition, operational efficiencies arising from outsourcing to contract manufacturers contributed to our return to profitability. This segment achieved a ROIC of 8 percent in the three months ended July 31, 2004 compared to a ROIC of 2 percent during the same period last year.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers and integrated circuits (“ICs”) for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. Consumer electronics markets increasingly drive the consumption of our products, with about three-quarters of our demand currently coming from the consumer segment.

Orders and Net Revenue

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Orders	$470	$358	$1,575	$1,159	31%	36%

Total net revenue	$539	$380	$1,535	$1,123	42%	37%

Income (Loss) from operations	$33	$(8)	$158	$(99)	513%	260%
Operating margin (deficit)	6%	(2)%	10%	(9)%	8 ppts	19 ppts

Semiconductor product orders for the three and nine months ended July 31, 2004 were up 31 percent and 36 percent from last year reflecting the worldwide semiconductor market upturn, as well as our success in the mobile phone market. Orders for the personal systems market grew by 43 percent and 50 percent for the three and nine months ended July 31, 2004, primarily driven by strong demand for our mobile phone solutions, including embedded camera modules, FBAR duplexers and EpHEMT power modules. In addition, optoelectronic orders for couplers and light emitting diodes (“LEDs”) showed continued solid growth, driven by digital consumer electronics. Within our networking market, growth was modest. Orders for the networking market for the three and nine months ended July 31, 2004 grew by 8 percent and 7 percent compared to the same periods last year, with strong growth in storage area network products being offset by decreases in physical layer network products.

Revenue for the three and nine month periods were up 42 percent and 37 percent compared to the same periods in the prior year, including a 1 percent and 2 percent favorable currency impact for the three and nine months ended July 31, 2004, respectively. The relative importance of revenue from Hewlett-Packard continues to diminish, as revenue for the hardcopy ASICs, networking ASICs and motion control devices that comprise the large majority of its purchases was slightly under 10 percent of total segment revenue for the three months ended July 31, 2004.

Costs and Expenses

The following table shows the percentage point decrease in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three and nine months ended July 31, 2004 and 2003.

	Yr over Yr Ppts Change
Change as a% of Net Revenue	Three Months	Nine Months
Cost of products and services	1	(8)
Research and development	(4)	(6)
Selling, general and administrative	(4)	(5)

For the nine month period ended July 31, 2004, our restructuring and cost reduction activities drove down operating expenses by $19 million compared to the same period last year. As shown in the above table, these expense reductions, coupled with markedly higher revenue, created the 19-point improvement in operating profit as percentage of net revenue. For the three-month period, R&D spending is up $3 million in absolute dollar terms. It is our strong revenue growth that drives the 4-percentage point decrease when R&D spending is expressed as a percentage of revenue.

Cost of products as a percentage of net revenue for the nine months ended July 31, 2004 was down 8 percentage points compared to the same period last year. For the three month comparison, however, cost of products as a percentage of net revenue is up 1 percentage point, due in large part to severe pricing pressure in camera modules and fiber-optics that we were not able to offset with reduced costs. The large restructuring savings we achieved early in 2003 are still clearly visible in the nine month period comparison, but diminish for the three month period comparison. Sales of previously reserved inventory were $4 million and $9 million for the three and nine months ended July 31, 2004, respectively.

The erosion of average selling prices of established products is typical of the industry and improvements in pricing must be based on new products. Consistent with trends in the semiconductor markets, we anticipate that average selling prices will continue to deteriorate. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions.

Income (Loss) from Operations

Income from operations for the three and nine month periods ended July 31, 2004 increased by $41 million and $257 million compared to the same periods last year. Operating margin for the nine month period was 10 percent, but only 6 percent for the three month period. The semiconductor products team has committed to restoring operating margins to double-digit levels by the first half of next year.

Comparisons versus prior year periods are still remarkably good, despite the lower-than-desired operating margin during the three months ended July 31, 2004. The dramatic improvement in operating results was driven by the previously mentioned restructuring and cost reduction activities, and higher volumes. For the three months ended July 31, 2004, we achieved ROIC results of 15 percent compared to a negative 1 percent ROIC during the same period last year.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

Orders and Net Revenue

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Change
	2004	2003	2004	2003	Three Months	Nine Months
	(in millions)
Orders	$321	$293	$966	$841	10%	15%

Net revenue from products	$262	$231	$762	$670	13%	14%
Net revenue from services and other	73	72	219	195	1%	12%

Total net revenue	$335	$303	$981	$865	11%	13%

Income from operations	$46	$41	$134	$95	12%	41%
Operating margin	14%	14%	14%	11%	0 ppts	3 ppts

Orders for the three and nine months ended July 31, 2004 grew 10 percent and 15 percent from the same periods last year. Orders performance benefited from a continued broad-based economic recovery in our markets, and featured growth in both our life science and chemical analysis businesses. In our life sciences business, order growth was driven by generic pharmaceutical firm expansion in Asia. In our chemical analysis business, food and water testing, as well as chemical and petroleum production, continue to drive orders, particularly in Asia.

Revenue for the three and nine months ended July 31, 2004 grew 11 percent and 13 percent from the same periods last year, including a 3 percent and 5 percent favorable currency impact. Net revenue set new record highs for both periods.

Looking forward to the fourth quarter of 2004, we anticipate order and revenue levels to be above the levels achieved during the quarter ended July 31, 2004, with strength across both our life science and chemical analysis businesses. We expect a solid recovery from a gene array production issue that held back orders and revenue in the third quarter, but has since been addressed. We introduced new gene array products such as the human double density array and whole genome arrays for arabidopsis and mouse. Continued strength in time of flight instruments, protein ID solutions, and proteomics software should be other notable drivers of growth in future quarters.

Costs and Expenses

The following table shows the percentage point increase or decrease in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and nine months ended July 31, 2004 and 2003.

	Yr over Yr Ppts Change
Change as a% of Net Revenue	Three Months	Nine Months
Cost of products and services	(1)	—
Research and development	1	(1)
Selling, general and administrative	—	(1)

Cost of products and services as a percentage of net revenue was slightly down for the three months, and flat for the nine months ended July 31, 2004, compared to the same periods last year. Sales of inventory previously reserved were not material for the three and nine months ended July 31, 2004 and 2003.

Research and development expenditures were above last year’s levels in absolute dollar terms for both the three and nine month periods, as were selling, general and administrative expenses. Expressed as a percentage of net revenue, however, comparisons for the nine-month period dropped for research and development expenses, and for selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2004 increased $5 million and $39 million compared to the same periods last year, primarily driven by increases in revenue. Our life sciences and chemical analysis segment achieved a ROIC of 23 percent for the three month period ended July 31, 2004 compared to 22 percent for the same period last year.

Non-GAAP Financial Information ROIC is a tool by which we track how much value we are creating for our shareholders. ROIC is calculated by dividing the annualized current quarter segment return by the average of the two most recent quarter-end balances of segment invested capital, as shown below. We utilize ROIC as a performance measure for our businesses, and our senior managers’ compensation is linked to ROIC improvements as well as other performance criteria. We believe that ROIC provides our management with a means to analyze and improve their business, measuring segment profitability in relation to net asset investments. The amounts in the table below have been reclassified to conform to the current period’s presentation.

Reconciliation of Segment ROIC

(in millions)

(Unaudited)

	Q3 FY04	Q3 FY04	Q3 FY04	Q3 FY04
	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis
Numerator:
Segment income from operations	$88	$19	$33	$46
Less:
Other (income) expense and taxes	24	6	(11)	16

Segment return	64	13	44	30

Segment return annualized	$256	$52	$176	$120

Denominator:
Segment assets (1)	$2,231	$766	$1,462	$704
Less:
Net current liabilities (2)	403	123	253	172

Invested capital	$1,828	$643	$1,209	$532

Average Invested capital	$1,830	$676	$1,168	$521
ROIC	14%	8%	15%	23%

	Q3 FY03	Q3 FY03	Q3 FY03	Q3 FY03
Numerator:
Segment income (loss) from operations	$(69)	$6	$(8)	$41
Less:
Other (income) expense and taxes	(39)	3	(5)	16

Segment return	(30)	3	(3)	25

Segment return annualized	$(120)	$12	$(12)	$100

Denominator:
Segment assets (1)	$2,459	$780	$1,456	$668
Less:
Net current liabilities (2)	554	137	283	187

Invested capital	$1,905	$643	$1,173	$481

Average Invested capital	$1,871	$645	$1,188	$458
ROIC	(6)%	2%	(1)%	22%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment, allocated corporate assets, gross goodwill and other intangibles less impairments. Allocated corporate assets include estimated deferred tax assets as if the valuation allowance had not been recorded.
(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

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

This information is not in accordance with, or an alternative for generally accepted accounting principles in the United States. The non-GAAP information we provide may be different from the non-GAAP information provided by other companies.

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents increased to $1,937 million at July 31, 2004 from $1,607 million at October 31, 2003.

Net Cash Provided by (Used in) Operating Activities

We generated cash from continuing operations of $254 million in the nine months ended July 31, 2004 compared to $373 million used in the same period in 2003. We spent $105 million on restructuring activities in the nine months ended July 31, 2004, primarily in the form of severance payments, compared to $297 million in the nine months ended July 31, 2003. In the fourth quarter of 2004 we expect to generate cash from continuing operations more than sufficient to fund investments in property, plant and equipment.

In the nine months ended July 31, 2004, accounts receivable used cash of $50 million versus cash generated of $169 million in the same period in 2003. Days sales outstanding decreased to 55 days as of July 31, 2004 from 58 a year ago. Accounts payable used cash of $29 million for the nine months ended July 31, 2004 versus cash generated of $39 million in the same period in 2003. Cash used for inventory was $70 million for the nine months ended July 31, 2004 compared to cash generated of $123 million in the same period in 2003, which includes inventory related charges. Inventory increased in the nine months ended July 31, 2004 as orders increased. We have improved our inventory days on-hand from 99 days as of July 31, 2003 to 88 days as of the end of the current period.

We typically fund our U.S. defined benefit plan with the full year’s contribution in the first quarter, contributing $60 million in 2004 and $90 million in 2003. Our international defined benefits plans are generally funded ratably throughout the year. We contributed approximately $54 million to our international plans for the nine months ended July 31, 2004 compared to approximately $92 million during the same period in 2003. Total contributions in the nine months ended July 31, 2004 were approximately $114 million, or 37 percent less than in the same period in 2003. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status. We expect to contribute approximately $10 million for the remaining part of 2004. We have also paid approximately $67 million in relation to our variable pay programs for the nine months ended July 31, 2004 compared to $2 million during the same time during 2003.

We had a non-cash pre-tax charge of $268 million related to the adoption of SFAS No. 142 in our first quarter of 2003.

Tax payments of approximately $82 million, primarily for non-U.S. jurisdictions, were made in the nine months ended July 31, 2004. We received minimal income tax refunds during this period. In the nine months ended July 31, 2003 we received tax refunds of approximately $132 million and paid income taxes of approximately $105 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2004 was $61 million compared to $146 million in the same period in 2003. Investments in property, plant and equipment were $90 million, a decrease of $58 million from 2003 levels. Cash used for investments in property, plant and equipment has decreased due to tight spending controls and reduced capital needs.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the nine months ended July 31, 2004 was $137 million compared to $105 million in 2003. The increase was the result of stock purchases by our employees, primarily associated with our employee stock purchase program.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of three percent senior convertible debentures due 2021. The convertible debentures have a 3 percent interest rate which is payable on the first of June and December of each year. In December 2004, we have an option to redeem the debentures for cash. If we choose to redeem the debentures, the holders may elect to receive common stock at the conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders may convert the debentures into stock at any time at the conversion price of $32.22. If all debentures are converted, we will issue approximately 36 million common shares.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on a limited number of these financing arrangements. We have no other material non-cancelable guarantees or commitments.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.

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

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of July 31, 2004.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the industries into which we sell our products do not continue to recover or decline.

The economic downturn resulted in reduced demand for our products and services in many of the markets that we serve worldwide. Recently, many of the markets we serve have stabilized and demonstrated growth. However, the sustainability of this market recovery in the long term is uncertain and demand in our markets remains cyclical and volatile. For example, in the third quarter of 2004, we experienced a slowdown in our semiconductor products and semiconductor test businesses. Pricing pressures and competition remain especially intense in the semiconductor industry, which could prevent achievement of our long-term gross margin goals and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, or if the semiconductor market continues to slow, our results could suffer. As the broader semiconductor market is one of the drivers for our test and measurement business, a continued slowdown in the semiconductor market could result in a slowdown in our Test and Measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify, and if we were unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. In particular, on May 22, 2003, Moody’s Investor Service downgraded our senior unsecured convertible notes rating from Baa2 to Ba2 and assigned us a first time senior implied rating of Ba2, with a negative rating outlook. If this rating is not upgraded or is further downgraded, we would be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

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

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, prior to the third quarter of 2002, we had not anticipated the necessity for the further restructuring initiatives to reduce costs by another $50 million per quarter; nor did we anticipate prior to the first quarter of 2003 that we would need to expand our restructuring measures to reduce costs by an additional $125 million per quarter. In addition, our expenses were higher than normal during the second quarter of 2004, which adversely affected our performance. As we grow, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses or if we are not able to reduce our non-people-related costs in accordance with our previous plans, we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

We generally sell our products, such as camera modules, in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

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

Dependence on outsourced manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation and dependence on outsourced information technology function may impair our ability to operate effectively.

As part of efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing. If our third-party manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of third-party contractors could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

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

Our income may suffer if our manufacturing capacity does not match our demand.

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

There has been an increasing public debate about the proper accounting treatment for stock options. Currently we would record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share in a footnote to the consolidated financial statements. It is likely that future laws and regulations, currently anticipated to be effective in 2006, will require us to estimate and record fair value of all stock options and shares under our Employee Stock Purchase Plan as compensation expense in our consolidated statement of operations.

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

The Company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 76 percent and 76 percent of our revenues were generated in U.S. dollars during the third quarter of 2004 and 2003, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Based on their evaluation, Agilent’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during Agilent’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the Company and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by the Company’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. The settlement remains subject to Court approval. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described above and in our Form 10-K for the period ended October 31, 2003, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 43 of this report.

(b) Reports on Form 8-K:

(i) Form 8-K furnished May 17, 2004 reporting under Item 12 “Results of Operations and Financial Condition,” the company’s press release announcing results for the three months ended April 30, 2004.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Sept. 2, 2004	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President and Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

Exhibit Number	Description
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.8	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.9	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.10	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.11	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.12	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.13	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.14	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.15	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

Exhibit Number	Description
10.16	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.17	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.18	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.19	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

10.20	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen, Thomas E. White and with its Chief Executive Officer. Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q filed June 3, 2004.*

10.21	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-Q filed June 3, 2004.*

10.22	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s Form 10-Q filed June 3, 2004.*

10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004).*

10.24	Agilent Technologies, Inc. Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004).*

11.1	See Note 7, “Net Income (Loss) per Share” in Notes to Condensed Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.