Form 10-K
period 2004-10-31
AGILENT TECHNOLOGIES INC
filed 2004-12-21
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of April 30, 2004, was approximately $9.436 billion. The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2004 was approximately $9.425 billion. As of October 31, 2004, there were 486,841,087 outstanding shares of common stock, par value $0.01 per share. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on March 1, 2005, and to be filed pursuant to Regulation 14A within 120 days after registrant’ s fiscal year ended October 31, 2004 are incorporated by reference into Part III of this Report	III

Visual Studio is a registered trademark of Microsoft Corporation in the United States and/or other countries. Affymetrix is a U.S. registered trademark of Affymetrix, Inc.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, remediation and indemnification, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our image sensor technology and the sale of our camera module business, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our potential repatriation of earnings, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, our obligations under and assumptions about our retirement and post-retirement benefit plans, our lease payment obligations, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. (“we”, “Agilent” or “the company”), incorporated in Delaware in May 1999, is a global diversified technology company that provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries. We have four primary businesses:

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

Our test and measurement, automated test and semiconductor products businesses focus on growth opportunities in the communications and electronics industries, while our life sciences and chemical analysis business focuses on growth opportunities in the life sciences industry and in the environmental, chemical, food and petrochemical industries.

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer’s representatives, telesales and electronic commerce. Of our total net revenue of $7.2 billion for the fiscal year ended October 31, 2004, we generated 31 percent in the United States (“U.S.”) and 69 percent outside the U.S. As of October 31, 2004, we employed approximately 28,000 people worldwide. Our primary research and development (“R&D”) and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

Our net revenue by business segment for each of the years ending October 31, 2004, 2003 and 2002 was:

	2004	2003	2002
	(in millions)
Test and Measurement	$2,903	$2,529	$2,612
Automated Test	924	755	706
Semiconductor Products	2,021	1,586	1,559
Life Sciences and Chemical Analysis	1,333	1,186	1,133

Total Net Revenue	$7,181	$6,056	$6,010

More financial information about our business segments is contained in Note 19, “Segment Information,” of the consolidated financial statements included in Item 15 of this report. Hewlett-Packard accounted for approximately 4 percent of our total net revenue for the fiscal year ended October 31, 2004, 5 percent for fiscal year 2003 and 8 percent for fiscal year 2002. These figures include items sold to contract manufacturers who manufacture products on Hewlett-Packard’s behalf.

Test and Measurement Business

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. These solutions include test and measurement instruments and systems, communications services and network monitoring, management and optimization tools, software design tools and related services. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle.

Our test and measurement business employed approximately 11,200 people as of October 31, 2004. We sell our test and measurement products through direct sales, distributors, resellers, manufacturer’s representatives, telesales and electronic commerce. Our test and measurement business generated $2.9 billion in revenue in fiscal 2004, $2.5 billion in revenue in fiscal 2003 and $2.6 billion in revenue in fiscal 2002.

Test and Measurement Markets

Our test and measurement products compete in two major markets:

•	the communications test market; and

•	the general purpose test market.

The Communications Test Market

We market our communications test products and services to Network Equipment Manufacturers (“NEMs”) and communications service providers.

NEMs manufacture and sell products to facilitate the transmission of voice and data traffic, including network and subscriber equipment. This transmission may be in various forms, such as electronic signals over copper wire, optical signals over fiber cables and radio frequency (“RF”) or microwave signals. The NEMs’ customers are the distributors of end-user subscriber devices, including cell phones and personal digital assistants (“PDAs”), as well as communications service providers that deploy and operate the networks and services. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

Communications service providers require reliable network equipment that enables their networks and services to operate at ever-faster speeds, permits an expanding capacity and provides quick feedback. To achieve this, communications service providers require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure.

Agilent’s communications service provider customers require advanced software and systems, known as operations support systems (“OSSs”), to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels. Real-time monitoring of the network infrastructure also enables the implementation of additional services, such as fraud detection and intercarrier billing, which enable service providers to capture the greatest revenue from network usage.

The overall market for cellular mobility, specifically in handsets, grew in recent years as the levels of wireless penetration in developed countries have increased. Wireless communications in emerging economies continues to increase. To advance cellular telephone equipment, manufacturers require electronic design automation software, test instruments and systems for the development of wireless devices, high-frequency communications circuits and systems. Cellular equipment manufacturers also require advanced, high-frequency test instruments and systems to develop, manufacture and deploy cellular base stations for these wireless networks. In addition, the rapid expansion of the cellular handset market, coupled with subscriber turnover created by the introduction of new technologies, has fueled growth for automated test equipment to test cellular handsets on the factory floor. Investments continue for advanced R&D verification solutions for 2.5 generation (“G”) and 3G appliance development and network deployment as the demand for complex wireless data networks increases.

Further, as new standards evolve in the wireless industry, new test and measurement equipment and systems have to be developed to enable testing of the new standards in the research, design and development and later in the manufacturing and deployment phases. An example of this is wireless fidelity (“Wi-Fi”), also called 802.11, for wireless local area networking. Companies are constantly finding applications for wireless technology, and are providing their customers wireless network access in areas called “hot spots,” such as airports, coffee shops and libraries. As the adoption of these new standards becomes mainstream, additional markets are emerging, including larger companies and their network operators. The use of wireless test and measurement solutions is quickly being adopted by these larger companies to ensure robust quality of service.

In the last several years, producers of networking communications equipment have increased their use of contract manufacturers. Contract manufacturers require test solutions that are designed for faster production and for use in different applications. Mobile phone and other appliance producers are also increasing their use of contract manufacturers, original design manufacturers and reference design platforms, including using contract manufacturers for functional test. This requires specialized test products and services to address the particular needs of these high-frequency products.

The General Purpose Test Market

We market our general purpose test products and services to the electronics industry. The electronics industry designs, develops and manufactures a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices including PDAs. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. Manufacturers of electronics products require sophisticated test equipment to operate and perform highly accurate tests from design through manufacturing. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment. Finally, electronics manufacturers require standardized test instruments, system components and complete solutions.

We also market our general purpose test products to the aerospace and defense industry. Aerospace and defense is an important market for standardized electronic equipment because of the high electronic content of advanced defense systems and defense-related communications and surveillance equipment. We believe that defense purchasers will continue to shift from specialized test equipment to commercial off-the-shelf test products and systems and will continue to require solutions that optimize asset utilization and effective technology lifecycle management.

Test and Measurement Products

Our test and measurement business designs, develops and manufactures test and measurement products and services that range from single-unit electronic measurement devices priced under $1,000 to large scale test systems or OSS solutions priced at $1 million and higher. We divide our test and measurement products into two groups: (1) communications test products and (2) general purpose test products.

Communications Test Products

We sell installation and maintenance solutions and OSS, including monitoring and network management systems, for the following types of communications networks and systems: fiber optics networks, transport networks, broadband and data networks, wireless communications and microwave networks.

Fiber Optic Network Products.    Our fiber optic network test products include optical signal instruments, spectrum analysis instruments and lightwave optical systems, such as optical amplifier test, passive component test and jitter test instruments. These items are used by the industry’s leading NEMs to develop and manufacture reliable optical components and modules. Our products also include tunable laser sources, multi-wavelength meters, photonic all-parameter testers and high-speed bit-error rate testers that measure key transmission properties of high-speed optical and electrical signals.

Transport Network Products.    Our transport network test products, our OmniBER OTN and OmniBER XM network simulators, provide capabilities for testing next generation Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) network equipment. Our N2X multi-service tester combines services testing with carrier-grade infrastructure testing and emulation, and integrates the performance of Router Tester 900, OmniBER XM and SAN Tester.

Broadband and Data Network Products.    Our broadband and data network test products include our Network Analyzer and Router Tester 900. Our Network Analyzer product line helps to troubleshoot high-speed local area networks (“LANs”), wide area networks (“WANs”) and asynchronous transfer mode networks. Our Router Tester 900 is the industry leader in core edge router performance verification.

Wireless Communications and Microwave Network Products.    We design and sell RF and microwave test instruments and Electronic Design Automation (“EDA”) software tools, which assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems. Examples of our wireless communications products include specialized versions of RF and microwave network analyzers, spectrum analyzers, signal sources, mobile testers, circuit simulation tools and system simulation tools. Agilent also offers solutions for centralized wireless LAN monitoring and network optimization. Our AiRMS solution provides remote monitoring of network performance using a series of remote probes deployed in service vehicles and taxicabs. The Agilent N5250A PNA series millimeter-wave network analyzer has frequency coverage from 10 MHz to 110 GHz in a single sweep. This capability enables engineers and system integrators working at millimeter-wave frequencies to take advantage of additional performance and connectivity, and gives them the ability to characterize 1.0 mm coaxial and on-wafer components, subsystems and systems.

Installation and Maintenance Solutions.    Our solutions for installation test enable service providers to install, commission, and activate networks and services more quickly. Agilent has a breadth of solutions for troubleshooting and maintaining optical, wireless, wireline and large-company networks. These solutions include Fiber Break Locator, Network Tester, Optical Time Domain Reflectometers (“OTDR”), Network Troubleshooting Center, and Framescope. We also market bench-top and handheld measurement devices such as lightwave multimeters, power meters and optical sources.

Operations Support Systems and Services.    Agilent’s OSS focus is to help communications service providers manage their business from a customer-centric perspective so they can understand how problems in network or service performance affect individual subscribers or groups of subscribers. Our integrated OSS solutions reduce software integration costs and enable high-value service-level management functions not possible with stand-alone systems. We offer a number of industry-proven monitoring and management systems, such as acceSS7 for Signaling System 7 networks; NETeXPERT for circuit, packet and hybrid networks; NgN Analysis System for next-generation telephony and Internet offload networks; Wireless Service Manager for wireless services and networks; and Wireless QoS Manager for mobile data services and networks.

General Purpose Test Products

We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital design products and high frequency electronic design tools.

General Purpose Instruments.    General purpose test instruments are used principally by engineers in R&D laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Examples of our general purpose test instruments include spectrum analyzers, network analyzers, signal generators, digitizing oscilloscopes, voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.

Modular Instruments and Test Software.    Our modular instruments and test software, including instruments incorporating the new LXI standard (LAN eXtensions for Instrumentation) and modular measurement system software, are used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices. This allows easy and fast connectivity between instruments and PCs. In addition, release 14 of Agilent’s IO Library Suite reduces PC configuration and connect time to less than 15 minutes. Together with major revisions of Agilent VEE (7.0) and the Test & Measurement Programmers Toolkit for Visual Studio® (2.0), these products speed test development and reduce the cost of test for our customers.

Digital Design Products.    Our digital design products range from simple digital control circuits to complex, high-speed servers incorporating the latest microprocessor technology, and include high performance oscilloscopes, logic analyzers, logic-signal sources and data generators. Agilent’s 10 to 13 GHz real-time oscilloscopes are the only models in the industry that offer full-bandwidth, 40 GSa/s per channel. When these new scopes are paired with the Agilent InfiniiMax probes of up to 12 GHz, the new system delivers industry-leading performance, accuracy and probing connectivity. This is used by R&D engineers in the computer, communications and semiconductor industries for validating and verifying the performance of new high-speed digital product designs.

High-Frequency Electronic Design Tools.    Our high-frequency electronic design automation software tools are used by RF integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. The main products in this area are the Advanced Design System (ADS), the RF Design Environment (RFDE) and the IC-CAP Device Modeling Software. Each are well-established software platforms within the wireless and the aerospace and defense design communities. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications.

Test and Measurement Customers

Agilent’s test and measurement customers include the NEMs who design, develop, manufacture and install network equipment, and the service providers who implement, maintain and manage communication networks and services. Many of our customers purchase solutions across several of our major product lines for their different business units. As of the end of fiscal 2004, no single customer represented greater than 10% of the net revenue of the business.

The orders and revenues of the test and measurement business are somewhat seasonal, with our fourth quarter traditionally bringing larger volumes of business and our first quarter generally showing reduced volumes. This is especially true of products that we sell to the aerospace and defense industry as well as those that are linked to consumer spending, including some of our communications test equipment. However, the seasonal impact is tempered by the diversity of the test and measurement business’s products and customers, which span multiple industries.

Test and Measurement Sales, Marketing and Support

We have a focused sales strategy, using a direct sales force, resellers, manufacturer’s representatives and distributors to strengthen customer satisfaction. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our communications OSS monitoring systems, where customers require intensive strategic consultation. Our sales force also specifically targets the contract manufacturer market by collaborating with original equipment manufacturers to specify that contract manufacturers use our test equipment, as well as marketing to contract manufacturers directly.

Our direct sales force consists of field engineers and systems engineers who have in-depth knowledge of the customers’ business and technology needs. Some of our field engineers are account managers for our large accounts, and enhance our understanding of the future needs of these customers. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services, and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions.

To complement our direct sales force we have agreements with many channel partners around the world. These partners, including resellers, manufacturer’s representatives, and distributors, serve Agilent’s customers across a number of product lines and provide the same level of service and support expected from our direct channel. Our products come with clearly outlined warranties and extended warranties available for an additional cost.

Test and Measurement Manufacturing

We concentrate our test and measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheetmetal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies, in our own fabrication facilities for competitive advantage.

We generally only manufacture products when we have received firm orders for delivery, and do not generally hold large stocks of finished inventory. However, due to the large number of components and products we manufacture, we hold relatively large amounts of raw materials.

Test and Measurement Competition

The market for test and measurement equipment is highly competitive, and we expect this competition to increase. Our test and measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the general purpose electronic test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix, Inc. In the communications test market, our primary competitors are Acterna Corporation, Aeroflex Incorporated, Anritsu Corporation, EXFO Electro-Optical Engineering, Inc., Ixia, Marconi Corporation, McAfee, Inc. (formerly Network Associates, Inc.), Rohde & Schwartz GmbH & Co. KG, Spirent, Tektronix, Inc., as well as Telcordia, Hewlett Packard Company and Micromuse, Inc. in the communications network monitoring market. Our EDA business also has several software competitors, including Ansoft Corporation, APLAC Solutions Corporation, Applied Wave Research, Inc., Eagleware Manufacturing Company, Inc., and Xpedion Design Systems, Inc.

In fiscal year 2004 and following the general economic recovery, pricing pressure eased in some of our markets.

Automated Test Business

Our automated test business provides test solutions that are used in the manufacture of semiconductor devices, electronics (primarily printed circuit-board assemblies) and flat panel displays (“FPDs”). These solutions are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our automated test business’s test solutions enable electronics designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes and accelerate the high-volume delivery of their products.

Our automated test business employed approximately 2,200 people as of October 31, 2004. We sell our automated test business’s solutions through direct sales and through manufacturers’ representatives. Our automated test business generated $0.9 billion in revenue in fiscal 2004, $0.8 billion in revenue in fiscal 2003 and $0.7 billion in revenue in fiscal 2002.

Automated Test Markets

Agilent’s automated test business sells to the semiconductor manufacturing markets, the electronics manufacturing markets and the FPD markets. Customers in these markets use our automated test equipment for wafer-level parametric testing, wafer-sort and final sort for memory test, package-level functional test, structural and electrical testing and inspection for printed circuit board assemblies and thin-film transistor (“TFT”) array test for FPDs.

Market demand for automated test equipment is driven both by changes in the increased volume of semiconductor devices produced and by developments in semiconductor performance and function, packaging and assembly technology.

The development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. In addition, the continuing integration of functions, such as microprocessor, logic, analog, RF and logic, application specific integrated circuits (“ASICs”) and memory on a single integrated circuit has created a category of device called system-on-a-chip (“SOC”). These devices require updates to our sophisticated and flexible automated test equipment.

In the electronics manufacturing market, new technologies and processes, increasing density and miniaturization of parts, stimulate demand. New materials and smaller parts such as ceramic column grid arrays, ceramic ball grid arrays and ultra-miniature resistors or capacitors (“0201s”), make new demands on test equipment. The same is true for new and evolving manufacturing processes, such as the pending introduction of lead-free solder. This increases demand for test equipment that provides increased resolution for the highest call accuracy and a range of solutions to access issues.

The use of FPDs is becoming increasingly common in a wide variety of consumer devices that include cellular phones, digital cameras, liquid crystal display (“LCD”) televisions, computer displays, digital cameras and PDAs. Different technologies are evolving to improve brightness and resolution on the screens. A TFT array tester, such as the two testers introduced by our automated test business in October 2004, helps improve display quality while lowering costs. These TFT array testers detect defects accurately and early in the manufacturing process, regardless of the FPD technology being used.

Automated Test Products

Our automated test business designs, develops and manufactures semiconductor test equipment, electronics manufacturing test equipment and TFT array test equipment. We typically develop our automated test products on a single system architecture and then deliver, over time, enhancements to that architecture that extend its test capabilities. For instance, in 2004 Agilent expanded the capabilities of our 93000 SOC system by further expanding its high-speed performance to address emerging high-speed interconnect technology. At the same time, Agilent introduced a low-cost parallel probe (wafer sort) solution on the same platform. Our customers can adapt their 93000 SOC system according to their needs without having to buy multiple unique testers. We also introduced the V5400 memory tester, based on current Agilent Versatest architecture, that addresses the growing phenomenon of stacked, mixed memory chips, including any combination of flash, dynamic random access memory (“DRAM”) and static random access memory (“SRAM”).

Semiconductor Test Equipment

We produce semiconductor test equipment to perform electrical functional testing of the operation of logic, memory, mixed analog and digital signal, RF, microwave and SOC integrated circuits. Our parametric test instruments and systems combine hardware technology and customizable system software, and are used to examine semiconductor wafers during the semiconductor manufacturing process. Our product development efforts are targeted at leading edge technologies, such as high-speed interconnects, highly integrated mixed-signal memory, parametric test for 90nm and below geometries, and emerging-technology FPDs.

Our semiconductor test equipment tests a variety of different circuit types. We test both at the wafer level and at final assembly. We are an industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are used in digital cameras, cellular phones, PDAs and storage of portable digital audio files. Our flash memory test products can test as many as 4,608 channels to test multiple devices in parallel, greatly improving test throughput and lowering test costs for our customers. Our SOC test system can test not only multiple devices at a time, but also multiple functional elements on a given device at the same time. As a result of its scalable platform architecture, this system can be field-upgraded to the latest technology without the customer needing to buy a new system or shut down the production line for an extended time.

Electronics Manufacturing Test Equipment

Automated Optical Inspection Products.    Our automated optical inspection line of products enables automated visual inspection of printed circuit assemblies. These systems locate, with a high degree of repeatability and reliability, misplaced and misaligned parts, gross solder defects and other process faults without the need for a human inspector.

Automated X-ray Inspection Products.    Our leading x-ray inspection products provide a three-dimensional scan of printed circuit board assemblies to identify and isolate quality defects caused by the manufacturing process. Our products can look through a device to identify structural defects in soldering that are not identified by visual inspection and that may not be detected with in-circuit testing.

Automated In-Circuit Testing Products.    Our leading in-circuit testers use a probe fixture that makes electrical contact with the circuit board. These systems make electrical measurements that identify quality defects such as bad and incorrect parts that affect electrical performance, and allow repair of the defects while it is still relatively inexpensive to make the diagnosis and repair.

Manufacturing Test System Software.    Our Agilent Quality Tool and Agilent Repair Tool software use the Agilent Intelligent Test Framework that connects and integrates information from the Agilent portfolio of test and inspection equipment. The software provides common tools to enable customers to use information across the manufacturing line for effective process control, repair and test design.

TFT Array Test Equipment

Effective production process testing is essential for FPD manufacturing, because most failures occur during the TFT array process, and correcting overlooked failures post-process is prohibitively expensive. Our TFT array tester family, introduced in October 2004, provides FPD manufacturers with a test solution for all key technologies in the rapidly growing FPD market. An array tester can provide significant cost savings by detecting defects early in the process of manufacturing FPDs.

Automated Test Customers

Many of our customers purchase solutions across several of our major product lines for their different business units. Generally, our customers are involved in producing digital consumer and wireless products, computation, PC and PC peripherals, wireline communications, or enterprise networking and storage. As of the end of fiscal 2004, no single customer represented greater than 10% of the net revenue of the business.

We also engage in collaborative, co-development relationships with electronics industry leaders and contract manufacturers.

The back-to-school and holiday seasons affect our automated test business to the extent that we are subject to the cycles of consumer electronics manufacturing. Our customers include manufacturers who produce a wide range of consumer electronics equipment requiring the test of semiconductors, printed-circuit board assemblies and FPDs.

Automated Test Sales, Marketing and Support

Our automated test business’s products are distributed using direct sales and through manufacturers’ representatives. Some portions of the direct sales force provide general services around the world, while others provide specialized consultation services for particular segments of the automated test business. Manufacturers’ representatives address specific geographic markets. They provide the same level of service and support to Agilent’s customers as is expected from our direct channel.

Automated Test Manufacturing

Our automated test business has manufacturing facilities in Germany, Japan and Singapore, and contract manufacturing relationships in Europe, Asia, Japan and the U.S. We do not maintain a high level of finished goods inventory, due to a combination of product platform strategy and outsourcing. However, for those products that we do manufacture, we hold relatively large amounts of raw materials.

Automated Test Competition

The market for automated test solutions is highly competitive, and we expect this competition to increase. Our automated test business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the semiconductor test market, we compete primarily against Advantest Corporation and Teradyne. In the electronics manufacturing test market, we compete primarily against Teradyne. In the large-panel FPD test market, we compete against Photon Dynamics, Applied Komatsu Technologies and Shimadzu Corporation. In emerging FPD technologies, we compete primarily against Wintest.

Most of our equipment competes primarily on performance or differentiated capabilities. Other contributing factors include cost of test, system scalability and flexibility, sensitivity, speed, reliability and yield.

Semiconductor Products Business

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for consumer and commercial electronics applications. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers for sending and receiving data over high-speed networks and ICs for enterprise storage and networking. In 2004 and 2003, about two-thirds of the semiconductor products business came from customers in consumer electronics markets.

As of October 31, 2004, our semiconductor products business had approximately 6,800 employees worldwide. Our semiconductor products business generated revenue of $2.0 billion in fiscal year 2004, $1.6 billion in fiscal year 2003 and $1.6 billion in fiscal year 2002.

Semiconductor Markets

Our semiconductor products business serves the following markets:

Personal Systems Markets

We sell products into the Personal Systems market, which are targeted for use in applications including mobile phones, printers, PC peripherals and consumer electronics.

The driving trend in mobile communications is for higher-speed, higher-bandwidth connections to offer subscribers more digital services through their mobile phones. Consumer products that realize the convergence of palm-top computing, mobile telephony and digital imaging are increasingly appearing on the market.

Networking Markets

We sell products into the networking market, including computing, storage, local area and public network applications. There is a continued evolution of networks both private (local area and storage area networks) and public (metro and wide area networks) to higher speeds and greater bandwidth driven by the ongoing growth of data traffic. Business-to-consumer and business-to-business e-commerce, the internet, the growing volume of e-mail traffic, the growth of streaming video and audio, the delivery of online services, and peer-to-peer communications are all generating ever greater volumes of electronic data that must be processed, moved and stored. As a result, both private and public network managers drive a continual process of upgrading their networks to higher speeds and increased scalability. Fiber optic transceivers and high-speed digital ICs are the semiconductor technologies that help enable higher speed, higher performance networks.

Semiconductor Products

Our semiconductor products business designs and sells semiconductor components modules and assemblies. The major product areas of our semiconductor products business include:

Personal Systems Products

Radio Frequency and Microwave Communications Device Products.    We produce a broad family of RF and microwave communications products, primarily integrated circuits for wireless communications products and infrastructure. Our latest products are the Film Bulk Acoustic Resonator (“FBAR”) duplexer, a semiconductor based filter product, and E-pHEMT power amplifiers, a high power-added efficient wireless transmitter solution. The FBAR duplexer and the E-pHEMT power amplifier help enable smaller, more functionally rich mobile telephones. These two products are targeted for both current and future generation mobile phones. We began increasing the production of these two products towards the end of 2003. They have been among the top growth areas for our semiconductor products business.

Infrared Emitters, Detectors and Transceiver Module Products.    We are a leading supplier of infrared (“IR”) products that enable short range, point-to-point wireless communication between portable and stationary devices, including notebook personal computers, printers, cellular phones, PDAs, pagers and digital cameras. In 2003, we delivered the industry’s first infrared transceiver with remote control functionality for consumer electronics devices such as TVs and VCRs. The semiconductor products business also introduced a solution, known as the Ambient Light Photo Sensor, that senses available light and signals whether backlighting for displays or keypads is required. By not turning on backlighting when it is not needed, mobile systems can save significant battery life. In 2004 we introduced products for Infrared Financial Messaging (“IrFM”), a standard for wirelessly sending digital transactions through use of an IR transceiver in a cell phone, PDA or digital wallet. These payment transactions can take place between a customer and millions of point-of-sale devices to provide instant IR connectivity for secure wireless payment.

Printing ASICs.    We are a leading supplier to Hewlett-Packard for printing ASICs, which are the central processing ICs for Hewlett-Packard laser printers, inkjet printers and all-in-one products. Agilent provides subsystem solutions for Hewlett-Packard printers, aimed at capturing more content of printer components and offering higher integration and shorter time-to-market.

Optical Image Sensors and Processors, and Optical Position Sensors.    Our products include sensors used in embedded camera modules for mobile phones, and navigation sensors for laser and LED optical mice. We also produce optical motion control products used primarily for precision paper handling and positioning in inkjet printers and all-in-one products. In the fourth quarter of 2004 we agreed to sell inventory and fixed assets relating to our camera module business. We will continue to sell the image sensors that are a component part of the camera modules, but after the sale we will no longer produce the assembled modules. We will retain intellectual property and research and development activities associated with the image sensor technology.

LEDs and Optocoupler Products.    We manufacture and sell a broad range of LEDs, alphanumeric displays and optocouplers used in consumer electronics, factory automation and transportation. LEDs are semiconductor devices that emit light when an electrical signal is applied. Optocoupler products are devices that provide both electrical insulation, for protection, and signal isolation, to prevent distortion of data between differing electrical environments. We are a leading supplier of optocouplers for use in Plasma Display Panel (“PDP”) digital TVs. We provide integrated color management solutions and color sensor applications for LEDs which are used for color detection, measurement and control capabilities that can be integrated into different applications including LCD TVs using LED backlights. We are a leading supplier of LED optoelectronic solutions used for keypad and display backlighting, and for camera flash.

Lighting Joint Venture.    We are engaged in a global joint venture, Lumileds, with Philips Electronics. Lumileds develops, manufactures and sells LEDs, modules, products and systems for a broad spectrum of lighting applications, including automotive lighting, high-brightness traffic signals, contour lighting and signs, outdoor illumination and white LEDs for both indoor and outdoor applications. In 2004, consumer electronics companies introduced the first products that employ LEDs as an alternative to Cold Cathode Fluorescent lamps (“CCFLs”) as a source of backlighting in LCD displays.

Networking Products

Fibre Channel Controller Products.    We are the leading supplier of controller ICs for Fibre Channel. The Fibre Channel interconnect protocol, a standard for the transfer of information between computers and storage devices defined by the American National Standards Institute, is the leading technology for building storage area networks (“SANs”). In 2004 we introduced the industry’s first 4 Gb/s Fibre Channel controller ICs. The controllers offer storage OEMs performance and port density in a single chip. 4 Gb/s Fibre Channel controller IC provides the industry’s highest performance for redundant arrangement of independent disk (“RAID”) arrays, storage subsystem virtualization devices, storage routers, host bus adapters and host computer motherboards for mid- to high-end storage applications that use multiprocessor systems. These newest products expand our leading portfolio of Fibre Channel controller solutions for 1 and 2 Gb/s. We also offer physical layer ICs, which connect processing ICs, such as our Fibre Channel controllers, to fiber optic transceivers for data transmission.

Fiber Optic Products.    We are a leading supplier of fiber optic transceivers, which convert electronic digital data into light signals for transmission, and convert light signals back into electronic digital form on the receiving end of the communication. We market optical transceivers, transmitters and receivers for high-speed data communications for Fast, Gigabit and 10-Gigabit Ethernet, 2 and 4 Gb/s Fibre Channel, and Asynchronous Transfer Mode/Synchronous Optical Network (“ATM/SONET”) applications up to 2.5 gigabits per second (OC-48). In addition, we are developing products for dense wave division multiplexing (“DWDM”) optical transport applications.

High-Speed Digital Integrated Circuit Products.    We provide core electronics chipsets that support central processing units for selected Hewlett-Packard workstations and servers. We provide customer-specific ASIC solutions for next-generation data switching products. Finally, we are a provider of state-of-the-art ASICs and networking ICs for use in next-generation network switches.

Semiconductor Customers

We sell to customers in the networking and personal systems markets. We sell to original equipment manufacturers directly, as well as contract manufacturers. As we move toward more consumer-centric products, including components for mobile phones and for optical mice, we expect our business to reflect the seasonality inherent in the consumer market.

Our semiconductor technology licensing and supply arrangements with Hewlett-Packard limit our ability to sell products to other companies, subject to restrictions contained in the exhibits to our Master Patent Ownership and License Agreement with Hewlett-Packard and our ICBD Technology Ownership and License Agreement with Hewlett-Packard, which are exhibits to this Annual Report on Form 10-K. Through sales of ASICs, storage area networking components and motion-control products, Hewlett-Packard accounted for approximately 14 percent of our semiconductor products revenue in fiscal year 2004, 20 percent in fiscal year 2003 and approximately 33 percent in fiscal year 2002.

Semiconductor Sales, Marketing and Support

Our semiconductor sales organization consists of approximately 300 employees who have responsibility for emerging accounts or for large, global accounts. Our sales force has specialized product and service knowledge that enables it to sell specific offerings at key levels throughout a customer’s organization. We also have a direct sales team that focuses on supporting major contract manufacturers. In addition to direct sales, we generate approximately 30 percent of our revenue through our relationships with key electronic distributors worldwide. We also provide a broad range of products and applications-related information to customers and channel partners via the Internet.

Semiconductor Manufacturing

The majority of our silicon and gallium arsenide wafer fabrication is done in the U.S. and Singapore, while our assembly and test operations are in Malaysia and Singapore. In addition to these facilities, we utilize a network of contract manufacturers throughout Asia for semiconductor fabrication, packaging and test.

Our manufacturing strategy has been to outsource more mature technologies while using our in-house manufacturing fabrication, assembly and test capabilities to develop new products. Our production facilities have developed several quality-management processes designed to increase productivity. We have developed proprietary automated test systems, particularly in optical, LED and microwave test.

For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production. In 2004, we negotiated extended payment terms for most of the materials that we purchased.

Semiconductor Competition

The markets for our semiconductor products are intensely competitive, and we expect competition to increase. Our ability to compete effectively depends on a number of factors, including:

•	product reliability and performance in operation;

•	price;

•	power consumption;

•	compliance with standards;

•	product size and integration; and

•	time to market.

In the fiber-optic products market, our principal competitors are Finisar, Infineon and JDS Uniphase. In the market for high-speed digital ICs, our principal competitors are IBM, LSI Logic, Texas Instruments and Vitesse Semiconductor Corporation. Our principal competitors in RF wireless are Renesas, RF Micro Devices and SkyWorks. In the market for infrared products, our principal competitor is Vishay Intertechnology, Inc. We compete with companies including LSI Logic, Motorola and STMicroelectronics for printer ASICs. Principal competitors in our LED businesses include Lite-on, Inc., Nichia, Osram, Stanley Electronic Co. Ltd. and Toshiba.

Life Sciences and Chemical Analysis Business

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services.

We employed approximately 3,900 people as of October 31, 2004 in our life sciences and chemical analysis business. This business generated revenue of $1.3 billion in fiscal 2004, $1.2 billion in fiscal 2003 and $1.1 billion in fiscal 2002.

Life Sciences and Chemical Analysis Markets

Primarily, our life sciences and chemical analysis business serves the following markets:

Life Sciences Markets

Our life science markets account for approximately 40 percent of revenue from our life sciences and chemical analysis business. Agilent’s life science solutions are used by academic researchers, government institutes and pharmaceutical and biopharmaceutical companies in every phase of the drug development process. The drug development process includes research into the basic causes and understanding of disease, drug discovery, drug development, drug manufacturing and quality assurance/quality control (“QA/QC”). Within the life sciences, we focus on the following areas: pharmaceutical analysis (drug development, manufacturing and QA/QC), gene expression and proteomics.

The Pharmaceutical Analysis Market.    Pharmaceutical and biopharmaceutical companies develop and manufacture drugs under strict regulatory guidelines intended to ensure the quality of products developed and given to patients, and to ensure the security and quality of information given to regulatory agencies. We provide liquid chromatography, gas chromatography and mass spectrometry solutions for the analysis of chemicals, and provide compliance services and data systems designed to further enable compliance with relevant regulations of the Food and Drug Administration (“FDA”) and other regulatory agencies.

The Gene Expression Market.    Biological researchers today can study organisms and diseases based on genetic material. Gene expression researchers use devices called microarrays to measure the activity levels of many genes in a cell simultaneously for the purpose of understanding and characterizing disease, identifying drug targets and identifying patterns of gene activity that correlate to the potential toxicity or effectiveness of a drug. This is a double-digit growth market in which our microarray, microfluidics and informatics solutions are sold.

The Proteomics Market.    When a drug enters the body, it usually targets one or more proteins. Proteomics is a new and growing field with the goal of identifying, characterizing and analyzing proteins on a high-volume scale. Proteomics is also important to the large-scale manufacture of protein-based therapies in development by biotech companies. Protein scientists currently apply traditional protein analysis technologies such as liquid chromatography, gas chromatography and mass spectrometry, as well as newer microfluidics technologies and reagents. We provide solutions in all of these areas and are investigating new technologies for proteomics research.

Chemical Analysis Markets

Our chemical analysis markets account for approximately 60 percent of revenue from the life sciences and chemical analysis business. Agilent’s chemical analysis solutions are used by corporations, government organizations and academic researchers to detect, characterize, quantify and analyze chemicals and biological entities that could affect human health, both those found in the environment and those created in the manufacturing of products. Within chemical analysis, we focus primarily on the following areas: petrochemical, environmental, homeland security and forensics and bioagriculture and food safety.

The Petrochemical Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. We sell gas chromatographs, liquid chromatographs and mass spectrometers into these markets. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our gas chromatographs are also used to monitor consistent quality in the delivery of natural gas.

The Environmental Market.    Our gas chromatography, liquid chromatography and mass spectrometry solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. We are seeing increased international demand for environmental instrumentation in the Asia-Pacific region.

The Homeland Security and Forensics Market.    Our liquid chromatography, gas chromatography, mass spectrometry and microfluidics solutions are used by health and forensics laboratories in the U.S. and abroad, particularly in the analysis of evidence associated with crime or with the detection and identification of biological and chemical warfare agents. This instrumentation is either used in static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

The Bioagriculture and Food Safety Market.    Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms, as well as testing for genetically modified content, using microarray and microfluidics solutions.

Life Sciences and Chemical Analysis Products

A key factor in all of our life sciences and chemical target markets is the need for new products that increase customer productivity and provide high quality data that enables decision-making by our customers.

Microarray Products

Since announcing the launch of our DNA microarray program for the life sciences in December 1999, we have become the second leading supplier of microarray solutions which we sell primarily to pharmaceutical companies, biotech companies and academia. Using our refined inkjet manufacturing process, we make highly sensitive 60-mer oligonucleotide (“oligo”) microarrays. This unique inkjet process is highly flexible and accurate, enabling the faster manufacture of new and custom high-density microarrays with highly uniform spot shape.

In 2004, we introduced our line of whole genome microarrays, including kits for human, mouse and Arabidopsis, a model plant organism. In a collaborative effort, we also commercialized the first 60-mer oligo microarray for the study of rice, a staple food for half the world’s population. We now provide microarrays for the study of human, mouse, rat, Arabidopsis, rice, rice blast (a type of rice fungus) and yeast.

Microfluidics Products

The Agilent 2100 bioanalyzer is the first commercial microfluidics solution for the analysis of a wide range of biological molecules, including DNA, RNA, proteins and cells. The bioanalyzer chips allow sample quality assessment to be done in a fraction of the usual time using less sample and reagents. This technology could eventually replace traditional gel electrophoresis in many applications.

In 2004, we introduced the Agilent 2100 Expert Software with compliance features that enable the bioanalyzer to be used for the development and manufacture of protein-based therapeutics in the pharmaceutical and biotechnology industries.

To standardize RNA quality measurement using the bioanalyzer, Agilent introduced a beta version of its RNA integrity number (“RIN”) software. It is the first tool for objectively grading and communicating the quality of RNA used in experiments.

In November 2004, Agilent introduced the first fully automated, high-throughput lab-on-a-chip system, which will enable unattended analysis of thousands of DNA or protein samples per day.

Gas Chromatography Products

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

In 2004, we introduced a network headspace sampler that features an inert sample pathway and significant improvements in sensitivity, performance and productivity. We also introduced a thermal performance qualification service for Agilent gas chromatographs, which helps to verify that a GC’s heated zones (oven, injection ports and detectors) are working properly. In April, Agilent also became the first company to offer online training for gas chromatography.

Liquid Chromatography Products

A liquid chromatograph (“LC”) or a high performance liquid chromatograph (“HPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when gas chromatography is not an option, these instruments are modular in construction and can be configured to form instruments that perform specific analyses. We offer a HPLC system, the Agilent 1100 Series, with over 50,000 systems sold since its introduction. As a leader in liquid chromatography, we continue to expand its applications with new LC and HPLC columns and provide ongoing product and software enhancements.

In 2004, we introduced improvements to the Agilent 1100 Series HPLC purification system. We released a new dual loop autosampler for the purification platform that provides flexible sample handling and high sample throughput in a compact design that conserves critical bench space. We also released new purification system software, which provide flexible functionality for preparative HPLC, enabling users to add modules for specific needs.

We also introduced the Agilent 1100 Series HPLC micro collection/spotting system. It is a complete software-controlled separation solution for proteomics that features direct spotting on matrix-assisted laser desorption/ionization mass spectrometry (MALDI-MS) targets.

Mass Spectrometry Products

A mass spectrometer (“MS”) identifies and quantifies chemicals based on a chemical’s molecular mass and on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs.

In the past three years, Agilent significantly expanded its mass spectrometry portfolio with a focus on ease of use, sensitivity and reliability. We introduced several instruments including new ion trap, time-of-flight (“TOF”) and inductively coupled plasma mass spectrometry (“ICP-MS”) systems. We also significantly upgraded our existing LC/MS and GC/MS quadrupole systems.

In 2004, we continued to expand our MS portfolio with several new products and solutions. We introduced a new 7500ce ICP-MS system, which is up to five times more sensitive than its predecessor. We introduced the Agilent LC/MSD Trap XCT Plus ion trap MS, which is four times more sensitive than its predecessor. We upgraded our TOF MS by providing new autotuning and compatibility features and improving its integration with our capillary electrophoresis system. We introduced the Agilent protein identification solution, a multiple-system LC/MS package for proteomics and pharmaceutical applications.

Software and Informatics Products

We provide software for controlling instruments, managing the laboratory, and analyzing the data generated by instrument platforms.

Early in 2004, Agilent introduced a new version of the Agilent Cerity Networked Data System for Pharmaceutical QA/QC that is the first system of its kind to provide automated 3-D analysis, generic instrument control and a spreadsheet-style custom calculator. We also released the Agilent

MSD Security ChemStation, the first Agilent data system for GC/MS that facilitates the regulatory-compliant use of GC/MS in pharmaceutical environments.

Agilent also announced an exclusive agreement in the life sciences area to market, sell and support Scientific Software’s CyberLAB Enterprise Content Management System, a Web-based electronic library that collects, organizes, indexes, stores, archives and shares electronic records.

Agilent shipped an upgrade to its Spectrum Mill MS proteomics workbench for better performance and ease of use in a broad range of proteomics applications. We also released new protein confirmation software for the TOF that allows researchers to easily and reliably check the identity and purity of proteins.

In October 2004, we acquired Silicon Genetics, a leading provider of software solutions for life science discovery. The acquisition adds several new products to Agilent’s portfolio: GeneSpring, a genomics expression data visualization and analysis solution; Varia, high-volume genetic variation analysis software; and GeNet, a scalable repository for expression data.

We also announced an agreement to partner in an $11.7 million grant from the National Institute of Standards and Technology’s Advanced Technology Program to develop informatics technologies for life science research.

Consumables, Reagents and Services

We also offer a broad range of consumable products, which support our LC, GC and MS technology platforms. These consumable products include chemical and biological reagents, instrument replacement parts, brand-specific chromatography columns and consumable supplies to meet our customers’ analysis needs. All of our products, which include generic and proprietary supplies, are designed to work together.

Our support services include all of our chemical and bioinstrumentation analysis hardware and software maintenance, troubleshooting, repair and training. Special service bundles have also been designed to meet the specific analysis instrument needs of various industries.

In 2004, we continued to expand our portfolio of consumables and services. We introduced new versions of our multiple affinity removal system for protein research, including a new LC column that removes the three most abundant proteins from mouse serum and a new spin cartridge format.

We introduced a Lys Tag 4H reagent kit for tagging lysine peptides during MS analysis. We released Agilent Prep LC columns, a line of preparative LC columns designed specifically for industrial-scale purification of target compounds in the pharmaceutical industry. We also introduced the HP-88, a long-lasting GC column designed specifically for efficient, reliable analysis of trans fatty acid content in food.

Life Sciences and Chemical Analysis Customers

Our top 25 customers account for approximately 21 percent of revenue within our life sciences and chemical analysis businesses. We have roughly 21,000 customers, and as of the end of fiscal 2004, no single customer represented greater than 10% of the net revenue of the business.

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

Life Sciences and Chemical Analysis Sales, Marketing and Support

Our sales and support delivery channels are aligned by key markets. We market products to our customers through direct sales, electronic commerce, resellers, manufacturers’ representatives and distributors. Additionally, we are optimizing our worldwide distribution capabilities to address high-growth opportunities such as the environmental, food safety and pharmaceutical markets in the Asia-Pacific region.

We use direct sales to market our solutions to all of our pharmaceutical and biopharmaceutical accounts, large- and medium-sized chemical customers and environmental accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales and electronic commerce.

We offer a wide range of startup, operational, educational and compliance support services for our measurement and data handling systems. We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, telephone support and self-diagnostic services provided over the Internet. We also offer special industry-focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements.

Life Sciences and Chemical Analysis Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide manufacturing capabilities outside our core competencies, such as the manufacture of printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California and Delaware in the U.S., China, Germany and Japan. We utilize just-in-time manufacturing, and so typically do not maintain a high level of inventory. Our products typically come with standard warranties, and extended warranties are available for additional cost.

Life Sciences and Chemical Analysis Competition

The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix®, Applied Biosystems, GE Healthcare, Invitrogen, Thermo Electron and Waters. Our principal competitors in the chemical analysis arena include: Applied Biosystems, Perkin Elmer Corp., Shimadzu Corporation, Thermo Electron and Varian. Agilent competes on the basis of product performance, reliability, support quality, applications expertise and global channel coverage.

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

Agilent Technologies Laboratories (“Agilent Labs”)

Agilent Labs, based in Palo Alto, California, with satellite offices in China; Fort Collins, Colorado; and Scotland, is our central research organization. Agilent Labs engages primarily in two types of research: 1) applied research that leads to technology that can be transferred to our existing businesses in communications, life sciences, and electronics, and 2) research that creates new businesses that are outside of our current markets but within our fields of interest. Agilent Labs also provides technology integration across our company.

Agilent Labs employs approximately 300 people. About 70 percent of Agilent Labs’ employees are members of the technical staff, and about 70 percent of the technical staff have advanced degrees that cover a wide range of scientific fields, including biology, bioinformatics, chemistry, computer science, electrical engineering, image processing, materials science, mathematics, optoelectronics, photonics, physics, physiology, semiconductor technology and systems integration.

The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to all four of our segments.

Research and Development

Research and development expenditures were $933 million in 2004, $1,051 million in 2003 and $1,250 million in 2002, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

We believe that backlog orders are not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our future medium- to long-term business prospects. We believe that our incoming orders in any given period are more indicative of short-term revenue trends for our businesses. However, for our Semiconductor Products business, neither backlog nor orders are indicative of future business prospects since the time between receipt of an order and revenue recognition has decreased significantly during 2004. See “Results of Continuing Operations” in Item 7 of this report.

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

In addition, some of these properties are undergoing remediation by Hewlett-Packard under an order of an agency of the state in which the property is located. Although Hewlett-Packard has agreed to indemnify us with respect to that subsurface contamination, it is possible that one or more of the governmental agencies will require us to be named on any of these orders. The naming of Agilent will not affect Hewlett-Packard’s obligation to indemnify us with regard to these matters.

We are liable and are indemnifying Hewlett-Packard for any contamination found at all facilities transferred to us by Hewlett-Packard excluding the properties undergoing remediation. In addition, we are indemnifying Hewlett-Packard for any liability associated with past non-compliance with environmental laws regulating ongoing operations at all properties transferred to us by Hewlett-

Packard, as well as at sold or discontinued businesses that are related to our businesses. While we are not aware of any material liabilities associated with such indemnified matters, there is no guarantee that such contamination or regulatory non-compliance does not exist, and will not expose us to material liability in the future.

We are being indemnified by Hewlett-Packard with respect to all environmental liabilities for which Hewlett-Packard accrued a reserve and we are not aware of any material and probable environmental liabilities being assumed by us which are not subject to the indemnity.

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 69 percent in fiscal 2004, 64 percent in fiscal 2003 and 61 percent in fiscal 2002, the majority of which was from customers other than foreign governments. Approximately 11 percent of our revenue in the last three years was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative. Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 53 percent in fiscal year 2004, 47 percent in fiscal year 2003 and 43 percent in fiscal year 2002. Approximately 12 percent of our long-lived assets were located in Japan in fiscal year 2004, approximately 14 percent were located in Japan in fiscal year 2003 and approximately 10 percent in fiscal year 2002.

Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment and finance receivable portfolios we hold. The U.S. and international response to recent terrorist activities could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 19, “Segment Information,” of the consolidated financial statements included in Item 15 of this report.

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

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of December 16, 2004, appear below.

Edward W. Barnholt, 61, Mr. Barnholt has served as Agilent’s President and Chief Executive Officer and as a director since May 1999 and also as Chairman of the Board since November 2002. Before being named Agilent’s Chief Executive Officer, Mr. Barnholt served as Executive Vice President and General Manager of Hewlett-Packard Company’s Measurement Organization from 1998 to 1999, which included the business organizations that have become Agilent. From 1990 to 1998, he served as General Manager of Hewlett-Packard Company’s Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard Company in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation.

Adrian T. Dillon, 50, has served as our Executive Vice President and Chief Financial Officer since December 2001. Prior to assuming this position, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997.

Jean M. Halloran, 52, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard’s Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

Didier Hirsch, 53, has served as our Vice President and Corporate Controller since April 2003. Prior to assuming that position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. In 1996, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Europe, Middle East, and Africa. In 1993, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Asia Pacific. Mr. Hirsch joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France.

D. Craig Nordlund, 55, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

Young K. Sohn, 48, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Semiconductor Products Group since August 2003. He also has served as a Senior Vice President of Agilent Technologies, Inc. since August 2003. Prior to assuming that position, Mr. Sohn was Chairman and Chief Executive Officer of Oak Technology, from February 1999 to August 2003. Before joining Oak Technology, from January 1993 to February 1999, Mr. Sohn held a variety of management positions at Quantum Corporation, including President of its Hard Drive Group, Vice

President of Marketing for the Desktop Division, and President of the Asia-Pacific region. From August 1983 to January 1993, Mr. Sohn held a number of management positions at Intel Corporation. Mr. Sohn serves on the Boards of Directors of Cymer Corporation and Synnex Technology, Inc.

William P. Sullivan, 54, has served as our Executive Vice President and Chief Operating Officer since March 2002. In this capacity, he shares the responsibilities of the president’s office with Agilent President and Chief Executive Officer Edward W. Barnholt. Mr. Sullivan also has overall responsibility for Agilent’s Electronic Products and Solutions Group, the company’s largest business group. Prior to assuming this position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard. Mr. Sullivan serves on the Board of the Children’s Discovery Museum in San Jose, California.

Jack P. Trautman, 54, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Automated Test Group since May 2002. Prior to assuming that position, Mr. Trautman served as Vice President and General Manager of Communications Management Solutions Business Unit from 2001 to 2002. He served as General Manager of the Data Protection Unit of Hewlett-Packard from 2000 to 2001. Mr. Trautman was the General Manager of Hewlett-Packard’s Computer Peripherals Bristol Division in Bristol, England from 1997 to 2000. Mr. Trautman joined Hewlett-Packard in 1974 and held a number of managerial positions over the years.

Chris van Ingen, 58, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Life Sciences and Chemical Analysis Group since May 2001. Prior to assuming this position, Mr. Van Ingen held a number of positions at Hewlett-Packard including, Chemical Analysis Group Sales and Marketing Manager from 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls Division from 1986 to 1989, and Sales Support Manager at Little Falls Division from 1984 to 1986.

Thomas E. White, 47, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Communications Solutions Group since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of Hewlett-Packard’s Computer Peripherals Bristol Division and, beginning in 1994, he served as General Manager for Hewlett-Packard’s Telecommunications Systems Division, South Queensferry, Scotland.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the ”Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.investor.agilent.com under “Corporate Governance Policies.” These items are also available in print to any stockholder who requests them by calling (877) 942-4200 in the U.S. and Canada, and (402) 573-9919 outside the U.S. and Canada.

Item 2.    Properties

Our corporate headquarters and Agilent Technologies Laboratories are located in Palo Alto, California. In total, we have 17 primary sites. Of these primary sites, 10 are located in the U.S. and the remaining 7 are located in China, Germany, Japan, Malaysia, Singapore and the United Kingdom. Nearly all of our primary functions are conducted at multi-building campuses.

Site	Major Activity	Owned/Leased
Palo Alto, CA, U.S. — Corporate Headquarters	Corporate Administration	Owned
Palo Alto, CA, U.S. — Agilent Laboratories	R&D	Primarily Owned
Santa Clara, CA, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
San Jose, CA, U.S.	Manufacturing, R&D	Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D	Owned
Loveland, CO, U.S.	Manufacturing, R&D, and Marketing	Owned
Fort Collins, CO, U.S.	Manufacturing, R&D	Owned
Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Wilmington, DE, U.S. (Little Falls Area)	Manufacturing, R&D, and Administration	Owned
Spokane, WA, U.S.	Manufacturing, R&D, and Marketing	Owned
Shanghai, China	Manufacturing, R&D	Leased
Boeblingen, Germany	Manufacturing, R&D, and Marketing	Owned
Waldbronn, Germany	Manufacturing, R&D	Owned
Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Penang, Malaysia	Manufacturing, R&D	Owned
Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Primarily Owned
South Queensferry, United Kingdom	Manufacturing, R&D	Owned

As of October 31, 2004, we owned or leased a total of approximately 16.0 million square feet of space worldwide. Of that, we owned approximately 11.5 million square feet and leased the remaining 4.5 million square feet. Our sales and support facilities occupied a total of approximately 2.0 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 14.0 million square feet. Information about each of our businesses appears below:

Test and Measurement.    Our test and measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Malaysia, Singapore, the United Kingdom

and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

Automated Test.    Our automated test business has manufacturing and R&D facilities in Germany, Japan, Singapore and the U.S.

Semiconductor Products.    Our semiconductor products business has manufacturing and R&D facilities in Italy, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Malaysia, Singapore and the U.S., and sales offices throughout the world.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange with the ticker symbol “A.” For the 2004 and 2003 fiscal years, the New York Stock Exchange reported the high and low prices per quarter as follows:

Fiscal 2004	High	Low
First Quarter (ended January 31, 2004)	$38.80	$24.97
Second Quarter (ended April 30, 2004)	$37.62	$26.91
Third Quarter (ended July 31, 2004)	$29.68	$22.63
Fourth Quarter (ended October 31, 2004)	$25.31	$19.51

Fiscal 2003	High	Low
First Quarter (ended January 31, 2003)	$20.30	$13.19
Second Quarter (ended April 30, 2003)	$16.82	$11.30
Third Quarter (ended July 31, 2003)	$22.64	$15.48
Fourth Quarter (ended October 31, 2003)	$26.48	$20.31

As of October 29, 2004, there were 62,831 stockholders of record of common stock. The closing share price for our common stock on October 29, 2004, as reported by the New York Stock Exchange, was $25.06.

We have not paid any dividends to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

On October 28, 2004, we issued 771,573 shares of Agilent common stock in consideration of all the shares of Silicon Genetics. The shares were issued in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2004. All outstanding awards relate to our common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	71,149,209	$29	76,349,608	(1)(2)(3)
Equity compensation plans not approved by security holders	—	—	—

Total	71,149,209	$29	76,349,608

(1)	Includes 23,026,610 of securities authorized and available for issuance in connection with the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “423(b) Plan”).

(2)	Shares authorized for issuance in connection with the 423(b) Plan are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the 423(b) Plan exceed 75 million shares.

(3)	We issue securities under our equity compensation plans in forms other than options, warrants or rights. Under the Agilent Technologies, Inc. 1999 Stock Plan, (the “Stock Plan”), we may issue Stock Awards, including but not limited to restricted stock and restricted stock units, as that term is defined in the Stock Plan. No more than 10 percent of the total shares available for issuance under the Stock Plan will constitute restricted stock awards. Under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (the “1999 Non-Employee Director Stock Plan”), we may issue Special Compensation, as that term is defined in Section 7 of the 1999 Non-Employee Director Stock Plan.

CHANGES IN SECURITIES, USE OF PROCEEDS AND

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

	Years Ended October 31,
	2004	2003	2002	2001	2000
	(in millions, except per share data)
Consolidated Statement of Operations Data (1, 2, 3):
Net revenue	$7,181	$6,056	$6,010	$8,396	$9,361
Income (loss) from continuing operations before taxes	440	(690)	(1,547)	(477)	1,018
Income (loss) from continuing operations	349	(1,790)	(1,022)	(406)	672
Income from discontinued operations, net of taxes	—	—	—	6	85
Gain (loss) from the sale of discontinued operations, net of taxes	—	—	(10)	646	—

Income (loss) before cumulative effect of accounting changes	349	(1,790)	(1,032)	246	757
Cumulative effect of adopting SFAS No. 133, net of taxes	—	—	—	(25)	—
Cumulative effect of adopting SAB 101, net of taxes	—	—	—	(47)	—
Cumulative effect of adopting SFAS No. 142	—	(268)	—	—	—

Net income (loss)	$349	$(2,058)	$(1,032)	$174	$757

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.72	$(3.78)	$(2.20)	$(0.89)	$1.49
Income from discontinued operations, net	—	—	—	0.01	0.19
Gain (loss) from the sale of discontinued operations, net	—	—	(0.02)	1.41	—
Cumulative effect of adopting SFAS No. 133, net	—	—	—	(0.05)	—
Cumulative effect of adopting SAB 101, net	—	—	—	(0.10)	—
Cumulative effect of adopting SFAS No. 142	—	(0.57)	—	—	—

Net income (loss)	$0.72	$(4.35)	$(2.22)	$0.38	$1.68

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.71	$(3.78)	$(2.20)	$(0.89)	$1.48
Income from discontinued operations, net	—	—	—	0.01	0.18
Gain (loss) from the sale of discontinued operations, net	—	—	(0.02)	1.41	—
Cumulative effect of adopting SFAS No. 133, net	—	—	—	(0.05)	—
Cumulative effect of adopting SAB 101, net	—	—	—	(0.10)	—
Cumulative effect of adopting SFAS No. 142	—	(0.57)	—	—	—

Net income (loss)	$0.71	$(4.35)	$(2.22)	$0.38	$1.66

Weighted average shares used in computing basic net income (loss) per share	483	473	465	458	449
Weighted average shares used in computing diluted net income (loss) per share	490	473	465	458	455

	October 31,
	2004	2003	2002	2001	2000
	(in millions)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$2,315	$1,607	$1,844	$1,170	$996
Working capital	$2,706	$1,983	$2,899	$2,797	$2,476
Total assets	$7,056	$6,297	$8,203	$7,986	$8,330
Senior convertible debentures	$1,150	$1,150	$1,150	$—	$—
Stockholders’ equity	$3,569	$2,824	$4,627	$5,659	$5,265

(1)	Consolidated financial data and notes for all periods present our healthcare solutions business as a discontinued operation.

(2)	Income from continuing operations for the year ended October 31, 2004 includes a pre-tax restructuring charge of $161 million, including a pre-tax asset impairment charge of $25 million. Loss from continuing operations for the year ended October 31, 2003 includes a pre-tax restructuring charge of $372 million, including a pre-tax asset impairment charge of $15 million, and a non-cash charge recorded during the third quarter of 2003 to establish a tax valuation allowance of $1.4 billion. The $1.4 billion included $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for the year ended October 31, 2003; the valuation allowance essentially eliminated our net deferred tax assets. Loss from continuing operations for the year ended October 31, 2002 includes a pre-tax restructuring charge of $474 million including a pre-tax asset impairment charge of $163 million. Loss from continuing operations for the year ended October 31, 2001 includes a pre-tax gain of $269 million relating to the sale of surplus land in California, inventory charges of $460 million, a pre-tax restructuring charge of $154 million primarily relating to severance expenses and a pre-tax asset impairment charge of $74 million for our customer support software.

(3)	Consolidated statement of operations data for the year ended October 31, 2001 and 2000 includes the impact of the sale of our portfolio of lease assets to CIT Group Inc. (formerly known as Tyco Capital Corporation). In 2001, net proceeds from this sales transaction were $287 million and we recognized $254 million in net revenue from continuing operations and $131 million in cost of products from continuing operations. In 2000, net proceeds from this sales transaction were $234 million and we recognized $197 million in net revenue from continuing operations and $83 million in cost of products from continuing operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, remediation and indemnification, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our image sensor technology and the sale of our camera module business, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our potential repatriation of earnings, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, our obligations under and assumptions about our retirement and post-retirement benefit plans, our lease payment obligations, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

Overview

Agilent, incorporated in Delaware in May 1999, is a global diversified technology organization that provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 15.9 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard. Hewlett-Packard distributed the remaining 84.1 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Reclassifications

Amounts in the consolidated financial statements as of and for the years ended October 31, 2003 and October 31, 2002 have been reclassified to conform to the presentation used in 2004.

Executive Summary

The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics industry, computer industry and telecommunications markets, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses.

In those industry segments where we are a capital equipment provider, our revenue is dependent on the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to changes in their businesses and in the economy. We expect some portions of our businesses to remain cyclical in the foreseeable future. Given these spending patterns, we are moving towards a more variable cost structure in order to minimize any adverse impact to our profitability. This includes the use of contract manufacturers and third-party service providers.

We generate revenue directly from sales of components incorporated in consumer electronics, such as cell phones, cameras, games, personal computers, and printers, or indirectly from sales of test and measurement equipment used to design, manufacture or test such components. Sales of these components and test and measurement equipment are concentrated during the holiday season. This seasonal pattern means that we typically experience higher revenues and orders during our fourth quarter as manufacturers ramp up production and then decline in our first quarter. We also experience larger volumes of business in our fourth quarter for products that we sell to the aerospace and defense industry and the U.S. government and generally experience reduced volumes during our first quarter. However, in the fourth quarter of 2004 our usual seasonal increase in revenues and orders did not occur. We experienced a decline in orders in the third and fourth quarter largely in the semiconductor and wireless handset manufacturing test markets.

Orders in 2004 were up by 15 percent, with much of that growth in the first half of the year. Test and measurement orders increased 18 percent year-over-year related to a strong Aerospace and Defense industry, growth in consumer electronics, and expansion of the Asian handset manufacturing capacity. Semiconductor products orders grew 20 percent over 2003, with strength in the personal systems market, offset by a decline in the networking market. Our automated test business saw a slight decline in orders over the prior year, caused by a market decrease in the second half of the year. Orders increased 13 percent over last year in the life sciences and chemical analysis markets. This increase was driven by the demand for replacement systems over our large installed base, increased U.S. government spending for homeland security, spending related to environmental testing in Asia, and increased demand from generic drug manufacturers.

Annual revenues were at their highest level since 2001. Net revenue for the year was $7,181 million, an increase of 19 percent over 2003. Our test and measurement and our life sciences and chemical analysis businesses experienced revenue growth throughout 2004. However our automated test and semiconductor products business experienced revenue declines in the second half of the year, particularly in the fourth quarter. These declines were in large part due to our customers’ excess capacity and excess inventory in the semiconductor industry.

Cost of sales as a percentage of net revenue decreased 5 percentage points from 2003 to 2004. This is a reflection of our continued work on lowering our cost structure. We will continue to see the benefits of a more variable cost structure, including the impact of using contract manufacturers and third-party service providers.

Operating expenses as a percent of revenue have declined from 62 percent in 2002 and 50 percent in 2003 to 38 percent in 2004. In dollar terms, operating expenses have declined $720 million from 2002 to 2003 and $294 million from 2003 to 2004. Reduced restructuring and asset impairment charges, coupled with increased savings from these efforts, account for the majority of the expense reduction in both years. In 2004, pension and post-retirement benefits decreased by $45 million due to additional funding, better investment results and a favorable interest rate environment. Our efforts to reduce our infrastructure costs and to control discretionary spending also contributed to the decrease. We completed the implementation of our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) projects, and have now begun to see some of the benefits in cost savings and operational improvement.

Total cash and cash equivalents increased $708 million to $2.3 billion at October 31, 2004. Net cash provided from operating activities was $663 million for 2004. Cash on hand as of October 31, 2004 was $2,315 million. Days sales outstanding decreased to 52 days as of October 31, 2004 from 58 days a year ago. We have improved our inventory days-on-hand from 93 days as of October 31, 2003 to 89 days as of the end of the current period.

Income from operations in 2004 was $386 million, an increase of approximately $1,111 million. The increase was due to an increase in revenue of $1,125 million, as well as the benefit of our restructuring plans. As we increased our revenues, we continued to keep spending under tight control allowing this revenue increase to fully impact our profit increase.

Looking forward, we expect increases in the test and measurement and life sciences and chemical analysis markets in 2005. We expect the semiconductor and semiconductor capital equipment markets to be slightly down. We intend to further reduce our costs and expenses to meet our operating cost structure goals. The announced sale of our camera module business is not expected to have a material impact on operating profits in 2005. The revenues for 2004 associated with the camera module business were approximately $300 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

Revenue recognition.    We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Restructuring and asset impairment charges.    We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Asset impairments primarily consist of property, plant and equipment. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and lastly, SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which is effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Inventory valuation.    We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Retirement and post-retirement plan assumptions.    Retirement and post-retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. As of October 31, 2004, the expected long-term rate of return in the U.S. was 8.5 percent, and ranged from 4.5 to 7.5 percent for our plans outside the U.S. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective. Management will continue to assess the assumptions on the expected long-term rate of return on plan assets for each plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement benefit plans. If any of our assumptions were to change, our benefit plan expenses would also change. A one percent decrease in the estimated return on plan assets would result in increased pension expense of $6 million for 2005 in the U.S. and $11 million for 2005 for all plans outside the U.S. Retirement and post-retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in the consolidated statement of operations. We incurred expenses of $142 million in 2004, $187 million in 2003 and $122 million in 2002 for our retirement and post-retirement plans. We expect expenses of approximately $117 million in 2005 for our retirement and post-retirement plans.

Workforce-related events such as restructuring cause curtailment and settlement gains or losses when they have a material impact on the average future working lifetime or total number of participants in our retirement and postretirement plans. Our restructuring programs have resulted in material changes to our plan demographics in the U.S. and several other countries in 2002 and 2003. The curtailment and settlement gains and losses related to each event are separately identified in Note 14, “Retirement Plans and Post-retirement Benefits” to the consolidated financial statements in Item 15 of this report.

Valuation of long-lived assets.    We performed our fiscal 2004 annual goodwill impairment analysis in the fourth quarter of 2004. Based on our estimates of forecasted discounted cash flows and our market capitalization, at that time, we concluded that we did not have any impairment. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. We incurred $25 million of asset impairment charges in 2004, primarily relating to a manufacturing site in California.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses, which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We performed the required transitional impairment test upon our adoption of SFAS No. 142 in the first quarter of 2003 and recorded a $268 million charge related to goodwill.

The process of evaluating the potential impairment of long-lived assets such as our property plant and equipment is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in an approximately $1.0 billion net tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and in the U.K. jurisdictions in recent years represented sufficient negative evidence, which made it difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and the U.K. affect the ongoing amount of the valuation allowance. We expect that pre-tax income in fiscal 2005 will be recognized at a lower rate because future income taxes in the U.S. and the U.K. will be offset against adjustments to the valuation allowance to effectively eliminate any tax expense or benefit in those jurisdictions. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowances in those jurisdictions.

We have not provided for U.S. federal income and foreign withholding taxes on a portion of our non-U.S. subsidiaries’ undistributed income as of October 31, 2004 because we intend to reinvest such income indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85 percent for certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. Agilent may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have begun an evaluation of the effects of the repatriation provision. However, Agilent does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that Agilent is considering for repatriation under this provision is between zero and $970 million. The related potential range of income tax is between zero and $51 million.

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

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of 2004, we have reduced our workforce by approximately 16,700 people (approximately 15,100 from involuntary terminations and approximately 1,600 from net attrition) to approximately 28,000 employees.

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

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products businesses – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is complete. We are continuing to see the estimated savings of $350 million per quarter ($300 million from the 2001 Plan and $50 million from the 2002 Plan) that was initially projected. The 2003 Plan is still being implemented, however, we have already realized the expected $125 million reduction in quarterly operational costs. We expect to incur further restructuring costs and increase the savings related to the 2003 Plan in the first half of 2005.

We recorded restructuring and asset impairment charges of $161 million, $372 million and $474 million for 2004, 2003 and 2002, respectively. Our plans to consolidate excess facilities resulted in charges of $35 million in 2004 for lease termination fees and losses anticipated from sub-lease agreements related to our 2001 and 2003 Plans. Similar charges in 2003 and 2002 were $37 million and $53 million, respectively. We will continue to make lease payments on some of this excess facility space over the next five years. Charges associated with workforce reductions and asset impairments related to our 2003 Plan were $101 million and $25 million, respectively, for 2004. Similar charges relating to all plans were $353 million for 2003 and $421 million for 2002.

The restructuring accrual for all plans, representing future outlays, which totaled $87 million as of October 31, 2004 and $89 million as of October 31, 2003 is recorded in other accrued liabilities on the consolidated balance sheet. For further details on our restructuring plans, see Note 13, “Restructuring and Asset Impairment” to the consolidated financial statements in Item 15 of this report.

New Accounting Pronouncements

Adoption of New Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE’s for which Agilent is the primary beneficiary and disclosure of a significant interest in a VIE for which Agilent is not the primary beneficiary. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

In December 2003, the FASB issued a revision SFAS No. 132 (the “revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the first quarter of 2004 and the standard is effective for all future quarterly and annual reports; see Note 14 for such disclosures.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for our year-end 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures, and EITF Topic No. D-46, Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of this Issue did not have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Agilent to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Agilent currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Agilent to adopt the new accounting provisions beginning in our fourth quarter of 2005. Agilent has not yet determined the impact of applying the various provisions of SFAS No. 123R.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP No. 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The adoption of FSP No. 106-2 in the fourth quarter of 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued an FSP regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, FSP 109-b. FSP 109-b allows Agilent time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting of Income Taxes.” See the discussion of the potential impact on Agilent in “Critical Accounting Policies and Estimates — Accounting for Income Taxes,” above.

Acquisitions

We made one acquisition during 2003 and three during 2004, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for either under the purchase method of accounting as defined in SFAS No. 141 or as a purchase of assets. For the acquisitions accounted for under SFAS No. 141, the results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs were insignificant.

Unaudited pro forma statement of operations information has not been presented because the effects of the purchase method acquisitions were not material on either an individual or an aggregated basis.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net income (loss) in the periods presented. For example, the weakening of the U.S. dollar throughout 2004 led to an increase in revenue of approximately $150 million, which primarily affected Europe and Japan. However, this was offset by an increase to cost of sales of approximately $65 million and an increase to operating expenses of approximately $80 million relating to those foreign currency movements. Our hedging activities resulted in an increase of cost of sales of approximately $3 million for the fiscal year end October 31, 2004. The effect of exchange rate movements on our consolidated statement of cash flows was $14 million in 2004 compared to $20 million and $6 million in 2003 and 2002, respectively.

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.6 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2004.

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

Results of Continuing Operations

Income from continuing operations increased to $349 million in 2004 from losses of $1,790 million in 2003 and $1,022 million in 2002. The increase in income from 2003 to 2004 of approximately $2,139 million was primarily due to revenues increasing by $1,125 million, gross margins improving by 5 percentage points, while operating expenses were down $294 million year-over-year. The provision for taxes also decreased by $1,009 million year over year due to the $1,022 million valuation allowance charge in 2003. The increase in loss from 2002 to 2003 of approximately $768 million was also primarily due to this tax provision of $1,022 million, offset by a reduction of $326 million of goodwill amortization charges. Fiscal year 2004 was an improved year for Agilent. Agilent had strong profitability in all four quarters of 2004 due to tight controls on our operating structure and 19 percent revenue growth. This is despite a weakening in our semiconductor-related businesses markets, which we began to experience in the third quarter after a strong first half. We have accomplished cost reductions via streamlining our IT systems environment and the number of IT applications. This was brought about by the completion of the implementation of our ERP and CRM projects. Direct IT costs incurred for the implementation of our ERP and CRM projects were $162 million in 2004, $180 million in 2003 and $146 million in 2002. We have also reduced our workforce to 28,000 employees from a peak of 44,000 in April 2001. The final step of our restructuring was the consolidation of excess manufacturing facilities and moving global shared services to lower cost regions and outsourcing services where it made economic sense. Our gross margins improved in 2004. We have reduced our indirect spending by approximately $82 million. This reduction was accomplished by focusing our spending with preferred suppliers and by continuing to reduce spending on IT consulting services. We have also continued to monitor our professional service agreements for savings and value provided to the business. Indirect spending has been reduced through a combination of stronger sourcing negotiations, demand management and compliance with our policy of using preferred suppliers.

We have continued to maintain our research and development expenditures in order to prepare for our future. We introduced several new products including new proteomic tools and the industry’s first fully automated lab-on-a-chip system for basic research and drug discovery in our life sciences and chemical analysis business. In our automated test business, we introduced a new memory test system as well as strengthened the systems on a chip platform with enhancements and new products. We have also entered into the flat panel display test market with our acquisition of IBM’s flat panel display business. In our test and measurement segment we introduced the world’s first 13 gigahertz oscilloscope.

Orders and Net Revenue

	Years Ended October 31,			2004 over 2003 % Change	2003 over 2002 % Change
	2004	2003	2002
		(in millions)
Orders	$6,997	$6,084	$6,013	15%	1%

Net Revenue:
Products	$6,302	$5,240	$5,234	20%	—
Services and other	879	816	776	8%	5%

Total net revenue	$7,181	$6,056	$6,010	19%	1%

	Years Ended October 31,			2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
	2004	2003	2002
% of Total Net Revenue:
Products	88%	87%	87%	1%	—
Services and other	12%	13%	13%	(1)%	—

Total	100%	100%	100%	—	—

	Years Ended October 31,			2004 over 2003 % Change	2003 over 2002 % Change
	2004	2003	2002
		(in millions)
Americas	$2,424	$2,347	$2,553	3%	(8)%
Europe	1,474	1,214	1,154	21%	5%
Asia Pacific	3,283	2,495	2,303	32%	8%

Total net revenue	$7,181	$6,056	$6,010	19%	1%

Orders in 2004 were up by 15 percent, with much of that growth in the first half of the year. Orders were up year over year in all businesses except automated test, which saw a 2 percent decrease over the prior year, primarily caused by our customers’ excess capacity and excess inventory that had built up over the second half. We started experiencing a weakening in orders in the third and fourth quarters largely in the semiconductor related and wireless handset manufacturing test markets. The order demand remained strong in aerospace defense, personal systems, life sciences and chemical analysis markets. Orders in 2003 were flat compared to 2002, although during the fourth quarter of 2003, we saw a marked increase from earlier in the year. Orders in 2003 were driven by an increase in orders from cell phone manufacturers and demand for components that are included in consumer electronics, such as cell phones, cameras, games, personal computers, printers and test and measurement solutions used in the design and manufacturing of consumer electronics.

Net revenue in 2004 increased by 19 percent over 2003, including the impact of foreign currency exchange rates. All of our businesses experienced this increase in revenue. The semiconductor products market was very strong in the first half, but we have seen a decline as our customers work off inventory. We experienced a similar decline in the second half of the year in our automated test business, which is also highly dependent on the semiconductor market. Geographically, net revenue significantly increased in Europe and especially in Asia Pacific while having a modest increase in the U.S., Canada, Latin America (collectively referred to as the “Americas”). This modest improvement in the Americas was as expected as the economy in the U.S. recovered and the excess supply of used equipment was depleted. The strong growth in Asia Pacific was due to continued growth in the contract manufacturing and outsourcing markets in that region. Net revenue in 2003 was flat compared to 2002, although during fiscal year 2003 we saw an increase at the end of the year during our seasonally high fourth quarter.

Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting in all years. In 2004 and 2003, services and other revenue increased as our installed base of products increased.

Costs and Expenses

As a % of Net Revenue	Years Ended October 31,			2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
	2004	2003	2002
Cost of products as a percentage of product revenue	55%	61%	64%	(6)	(3)
Cost of services and other as a percentage of services and other revenue	65%	70%	65%	(5)	5
Total costs as a percentage of total net revenue	57%	62%	64%	(5)	(2)
Research and development	13%	17%	21%	(4)	(4)
Selling, general and administrative	25%	32%	41%	(7)	(9)

Total cost of sales as a percentage of net revenue decreased 5 percentage points from 2003 to 2004. Cost of services and other as a percentage of services and other revenue decreased by 5 percentage points and cost of products as a percentage of product revenue decreased 6 percentage points from 2003. This is a reflection of our continued work on lowering our cost structure, principally through our restructuring programs that contributed incremental savings of $248 million in 2004 as compared to 2003. We will continue to see the benefits of a more variable cost structure through use of selective outsourcing and our variable pay programs for our employees.

Total cost of sales as a percentage of net revenue was relatively flat from 2002 to 2003. Cost of services and other as a percentage of services and other revenue increased by 5 percentage points while cost of products as a percentage of product revenue decreased slightly from 2002. The increase in cost of services and other was driven by increased materials consumption for our service and support businesses. Cost of products decreased primarily due to net incremental restructuring savings of $310 million, and a reduction of inventory charges. This decrease was offset by unfavorable mix and volume impacts and the unfavorable currency impact due to the weakening of the U.S. dollar.

Inventory charges totaled $45 million in 2004, $11 million in 2003 and $74 million in 2002. Inventory charges in 2004 included a $20 million charge relating to our camera module business. Inventory charges in 2002 reflected continuing weakness in some of our largest markets, particularly in the telecommunications market. We experienced a significant decline in inventory charges in 2003 compared to 2002 primarily due to our efforts to effectively manage our inventory levels. Sales of previously reserved inventory were $24 million in 2004, compared to $17 million in 2003 and $34 million in 2002.

Research and development expenses as a percentage of net revenue decreased by 4 percentage points in 2004 as a result of net incremental savings from our restructuring efforts of approximately $89 million. The actual decrease from 2003 to 2004 was $118 million. Research and development expenses as a percentage of net revenue decreased in 2003 from 2002 as a result of savings from our restructuring efforts of approximately $220 million and decreased indirect spending of approximately $95 million in 2003. These savings were offset by increased costs due to the weakening of the U.S. dollar of approximately $30 million. Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies in communications, electronics, life sciences and chemical analysis, none of which is individually significant to our operations. At our central research facility, Agilent Laboratories, we conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas anticipated to be important in the very long term; foundation technologies research, which enables fundamental advances across all businesses; communications research, which creates technologies to enable pervasive access to information; life sciences research, which enables new measurement solutions to facilitate the development of next-generation pharmaceuticals and molecular diagnostics; and measurement research, which provides critical advances in test and measurement electronics and systems. The research at Agilent Laboratories represents less than 10 percent of Agilent’s consolidated spending on research and development and is intended to be relatively high in technical risk and to be the foundation for future products over a longer time horizon, generally five to ten years out. The majority of our research and development is nearer term and occurs in Agilent’s four business segments. This research and development is aimed at improving the more than 20,000 products already in production and on new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses and at Agilent Laboratories, it is difficult to quantify the impact of any specific products or projects. We are committed to bringing new products to the market and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses as a percentage of net revenue decreased 8 percentage points in 2004 compared to 2003. Of the $176 million decline, approximately $137 million related to our ongoing restructuring cost savings. The decline was also driven in part by the decrease in indirect spending. The remainder of the decrease reflects our efforts in reducing our infrastructure costs and initiatives to control discretionary spending. Selling, general and administrative expenses as a percentage of net revenue decreased 9 percentage points in 2003 compared to 2002. Selling and general and administrative expenses declined primarily due to a decrease in goodwill amortization and impairments of $326 million. The decline was also driven in part by a decline in indirect spending of $55 million, and incremental net restructuring savings of approximately $170 million, which were partially offset by increased costs due to the weakening of the U.S. dollar.

At October 31, 2004, our headcount was approximately 28,000 compared to 29,000 in 2003 and 36,000 in 2002.

Income (Loss) from Operations

	Years Ended October 31,			2004 over 2003 Change	2003 over 2002 Change
	2004	2003	2002
	(in millions)
Income (loss) from operations	$386	$(725)	$(1,607)	153%	55%
Operating profit (deficit) margin	5%	(12)%	(27)%	17 ppts	15 ppts

Income from operations in 2004 was $386 million, an increase of approximately $1,111 million. The increase was primarily due to a revenue increase of $1,125 million, combined with $211 million less restructuring charges in 2004 compared to 2003 and approximately $474 million of incremental savings that the restructuring produced.

Our decrease in loss from operations in 2003 to 2002 of $882 million was primarily due to a decrease in goodwill amortization and impairments of $326 million, decreased spending on indirect expenses of approximately $160 million, decreased inventory charges of $63 million and net incremental savings from our restructuring plans.

Other Income (Expense), Net

	Years Ended October 31,			2004 over 2003 % Change	2003 over 2002 % Change
	2004	2003	2002
	(in millions)
Interest income	$27	$26	$44	4%	(41)%
Interest expense	(36)	(36)	(36)	—	—
Other income (expense), net	63	45	52	40%	(13)%

Total other income (expense), net	$54	$35	$60	54%	(42)%

Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet remeasurement, our share of income from joint ventures and equity investments and other miscellaneous items. Other income (expense), net increased by $19 million in 2004 compared to 2003 due primarily to an increase in equity income from a joint venture of $22 million. Other income (expense), net decreased $25 million in 2003 over 2002. This decrease was driven primarily by a decrease in net interest income of $17 million as interest rates and cash decreased.

Tax Valuation Allowance and Provision (Benefit) for Taxes

	Years Ended October 31,
	2004	2003	2002
	(in millions)
Provision (benefit) for taxes	$91	$1,100	$(525)

For the year ended October 31, 2004, we recorded an income tax provision of $91 million as compared with an income tax provision of $1,100 million, for the year ended October 31, 2003. The current year-to-date provision was recorded for taxes on income generated in certain jurisdictions other than the U.S. and the U.K. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003, resulting in an approximately $1.0 billion net deferred tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. and the U.K. in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance in these jurisdictions. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2004, the annual effective tax rate was 20.7 percent. With the exception of other comprehensive income (“OCI”), this tax rate reflects taxes in jurisdictions other than the U.S. and the U.K., in which income tax or benefit continues to be offset by adjustments to the valuation allowance. From time to time the company undertakes certain employment, capital and other investment actions that subjects the company’s income to reduce tax rates. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in OCI, as well as changes in the mix of income and losses outside the U.S. and the U.K. jurisdictions having varying statutory rates. The income tax provision of $91 million includes a $53 million (12 percent) benefit for valuation allowance adjustments based on changes in OCI items during 2004, which is comprised of $16 million due to increases in currency translation adjustments and $37 million due to the elimination of the minimum pension liability in the U.K. Under SFAS No. 109, adjustments to the valuation allowance may be required to be recorded to the provision for income taxes line item, even though the tax effects arose from changes in items in other comprehensive income.

For 2003, the effective tax rate was affected by the charge for the valuation allowance. For 2002, the effective tax rate was 34 percent. In 2004 compared to 2003, the lower tax rate in 2004 results principally from the company recording a net $1 billion deferred tax expense related to the valuation allowance charge in 2003 combined with the mix of income and losses outside the U.S. and U.K. jurisdictions having varying statutory rates.

As a result of cumulative actions we have undertaken such as restructuring, geographic location of activities and other actions, our tax rate is lower than in the past and we expect it to continue to be lower in the future. For 2005, we expect an effective tax rate of roughly 20 percent plus or minus 5 percentage points.

General Infrastructure and Shared Services

Overall, we have decreased our infrastructure costs primarily through our restructuring programs and cost controls. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services, decreased the space that we occupy in our sales and administrative buildings and moved some of our global shared services operations sites to lower cost regions. Compared to the same time last year, incremental savings for infrastructure costs for the twelve months ended October 31, 2004 associated with restructuring plans and cost controls were approximately $230 million. We allocated these savings to all businesses according to usage of related services. The general infrastructure and shared services ended 2004 with approximately 4,000 employees, a decrease of approximately 200 employees from one year ago and approximately 1,700 employees from two years ago.

Segment Overview

Agilent is a global diversified technology company that provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries. We have four primary businesses: test and measurement, automated test, semiconductor products and life sciences and chemical analysis. In addition to the discussion below, also see Note 19, “Segment Information” in Notes to Consolidated Financial Statements.

Test and Measurement

Our test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. Our communications test solutions generated approximately 70 percent of test and measurement revenues in 2004 while our general purpose test solutions generated approximately 30 percent. Overall order activity over the last 3 years demonstrates the cyclical nature of the markets for our test and measurement products. Orders dropped dramatically during 2002 (29 percent) and 2003 (5 percent) and grew 18 percent year-over-year in 2004.

Orders and Net Revenue

	Years Ended October 31,			2004 over 2003 Change	2003 over 2002 Change
	2004	2003	2002
	(in millions)
Orders	$2,856	$2,413	$2,549	18%	(5)%

Net revenue from products	$2,498	$2,135	$2,219	17%	(4)%
Net revenue from services and other	405	394	393	3%	—

Total net revenue	$2,903	$2,529	$2,612	15%	(3)%

Income (loss) from operations	219	(315)	(710)	170%	56%
Operating margin (deficit)	8%	(12)%	(27)%	20 ppts	15 ppts
Return on invested capital (“ROIC”)	8%	(9)%	(17)%	17 ppts	8 ppts

The increase in orders in 2004 compared to 2003, was related to strong aerospace defense business, growth in consumer electronics (DVD players, LCD TVs, cell phones) and expansion of the Asian handset manufacturing capacity. Compared to 2003, test and measurement has experienced an 18 percent increase in orders. While our wireline test orders grew slightly from last year, we experienced significant growth in our wireless communications test (primarily one box testers, network analyzers and wireless systems) and general purpose test (mainly driven by integrated circuit (“IC”) lithography and basic instruments like multi-meters, oscilloscopes and counters) businesses. The decrease in orders in 2003 compared to 2002 was driven by the deterioration of the wireline communications market, pricing pressures, the competitive pressures of the used equipment market and reduction in capital expenditure spending by telecommunications providers.

Test and measurement revenues were up 15 percent year-over-year. Leading this trend in the communications test markets, wireless test revenues were up 22 percent while wireline test was down 11 percent year-over-year. The good results in wireless test was in large part due to the expansion of cell phone handset production in Asia. Pricing pressure and the used equipment market impacted wireline revenues. Communications test makes up approximately 70 percent of the test and measurement revenues and wireless test makes up approximately 80 percent of communications test. General purpose test revenues were up 13 percent year-over-year mainly as a result of growth in aerospace defense as well as in our logic analyzers, oscilloscopes and design software.

We saw a reduction in orders from wireless handset manufacturers in the fourth quarter of 2004, as they began to absorb the excess capacity that they put in place earlier in the year. This was partially offset by growth in our wireless handset R&D products as customers began to focus on new cellular formats, investments in 3.5G technologies and the development of converged cellular and wireless network devices. In the fourth quarter of 2004, we saw growth in our wireless infrastructure test as top base station manufacturers continued to expand capacity of existing formats to upgrade or improve the quality of service. In some regions, the expansion of 3G capacity has increased the need for additional test equipment. We expect our wireless test business to remain soft through most of the first half 2005 as handset manufacturers rebalance their manufacturing capacity versus the demand. In our general purpose test market, we expect to see continued demand from the U.S. government and prime military contractors, as recapitalization and modernization continues.

Net revenue for 2003 declined 3 percent compared to 2002, following the same trends as orders. The decline in net revenue was primarily the result of the slowdown in the telecommunications industry partially offset by favorable currency impacts.

Costs and Expenses

The following table shows the percentage point decrease in our test and measurement business’s costs and expenses as a percentage of net revenue for 2004 versus 2003 and 2003 versus 2002.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
Cost of products and services	(8)	(4)
Research and development	(5)	(5)
Selling, general and administrative	(8)	(5)

Over the past three years, we have implemented cost reduction and restructuring plans to help the company lower it’s cost structure. Our test and measurement segment ended 2004 with approximately 11,200 employees, a decrease of approximately 660 employees from one year ago and 4,600 employees from two years ago. Inventory charges were not material for 2004 or 2003 and were $69 million in 2002. The impact of sales of inventory previously reserved was $7 million in 2004, was not material for 2003 and was $7 million for 2002.

Cost of products and services as a percentage of net revenue decreased by 8 percent year-over-year in 2004. The reduction in 2004 was attributable to incremental restructuring savings of approximately $90 million from consolidation of manufacturing sites, transfer of some manufacturing lines from Sonoma, California to Penang, Malaysia and savings in people related expenses due to headcount reductions, benefit of higher volumes, and improvements in discount levels. By the end of 2003, the restructuring plans had provided cumulative savings to cost of products and services of $140 million. Cost of products and services as a percentage of net revenue decreased in 2003 over 2002 by 4 percent year-over-year.

Research and development expenses as a percentage of net revenue decreased 5 percent year-over-year. On a dollar basis, expenses were down 15 percent, mainly due to $35 million of restructuring savings and an $11 million reduction in indirect expenses. We have reduced our research and development headcount to match the size and focus of the business. We have focused our development efforts on strategic opportunities that align our business with available markets and have cancelled new product introductions that would not result in an adequate return on investment. Research and development expenses as a percentage of net revenue decreased 5 percent in 2003 from 2002 due to restructuring savings and reduction in indirect expense savings.

Selling, general and administrative expenses as a percentage of net revenue decreased 8 percent in 2004 compared to 2003 due to increased revenue, $42 million in restructuring savings, efficiencies gained from our ERP implementation and a $2 million reduction in indirect expenses. These reductions were partially offset by an unfavorable currency impact of $26 million. Selling, general and administrative expenses as a percentage of net revenue decreased 5 percent in 2003 compared to 2002 due to restructuring savings, efficiencies gained from our ERP implementation and reduction in indirect expenses.

Income (Loss) from Operations

Operating profit increased by $534 million compared to 2003 on a revenue increase of only $374 million. Aggressive restructuring through workforce reductions, reduction in our cost structure and strict discretionary spending controls helped comparative operating results. This resulted in restructuring savings of $167 million for the test and measurement business. This segment’s return on invested capital (“ROIC”) was 8 percent, negative 9 percent and negative 17 percent for 2004, 2003 and 2002, respectively.

Automated Test

Our automated test business provides test system solutions that are used in the manufacture of semiconductor devices, electronics (primarily printed circuit-board assemblies) and flat panel displays. Our test solutions enable electronics designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. The main driver of our customers’ business (IT, networking, and internet infrastructure) are the consumers who drive the market for PC’s, cell phones, electronic games, and similar consumer electronics. Our automated test segment experienced a difficult last quarter in 2004 as the business environment was much weaker than expected. This segment is undergoing major product transitions in several of its product lines.

Orders and Net Revenue

	Years Ended October 31,			2004 over 2003 Change	2003 over 2002 Change
	2004	2003	2002
	(in millions)
Orders	$831	$845	$745	(2)%	13%

Net revenue from products	$749	$604	$572	24%	6%
Net revenue from services and other	175	151	134	16%	13%

Total net revenue	$924	$755	$706	22%	7%

Income (loss) from operations	66	(34)	(70)	294%	51%
Operating margin (deficit)	7%	(5)%	(10)%	12 ppts	5 ppts
ROIC	6%	(3)%	(6)%	9 ppts	3 ppts

Orders in 2004 decreased 2 percent compared to 2003, primarily due to a weak second half caused by our customers’ excess inventory. Our customers also delayed purchases in anticipation of our recently released next-generation flash memory and system-on-a-chip (“SOC”) test systems. Semiconductor test orders were down 6 percent while electronic manufacturing test orders were up 18 percent compared to last year. In the fourth quarter of 2004, our automated test segment reached its lowest level of quarterly orders since the first quarter of 2003. This downturn could continue through the first half of next year.

Orders in 2003 increased 13 percent compared to 2002 primarily due to increasing strength in the semiconductor test market as customers started to build increased production capacity for next generation devices. This increase was mainly driven by demand for consumer products in computation such as PC chip sets, graphics, and networking, digital consumer products and wireless products. In the fourth quarter of 2003, our automated test segment reached its highest level of quarterly orders since the fourth quarter of 2000 and continued to achieve market growth through design wins.

Net revenue in 2004 increased 22 percent compared to 2003 primarily due to an improved marketplace. Semiconductor test revenue growth was mixed, with strong parametric test revenue from our investments in 300-millimeter fabrication and wafer production test and solid SOC test revenue. Revenue for our flash memory business declined 13 percent. Services and other revenue increased 16 percent. Services and other includes the sale of support for hardware and software, and the sale of services such as, training, application development and test consulting for new installations and our installed base. We expect the downturn in orders we experienced in the second half of 2004 to impact revenues in the first half of 2005.

Net revenue in 2003 increased 7 percent compared to 2002 primarily due to increased sales of our products across the board in semiconductor test such as, flash memory and SOC, and electronic manufacturing test markets. Semiconductor test grew 7 percent and electronic manufacturing test also grew 7 percent. Support and services revenue increased 13 percent.

Costs and Expenses

The following table shows the percentage point increase/(decrease) in our automated test segment’s costs and expenses as a percentage of net revenue for 2004, 2003 and 2002.

Increase/(Decrease) as a % of Net Revenue	2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
Cost of products and services	(2)	2
Research and development	(3)	(2)
Selling, general and administrative	(7)	(6)

As a part of the effort to lower our company’s cost structure, our automated test segment ended this fiscal year with approximately 2,200 employees, a decrease of approximately 60 employees from one year ago and 600 employees from two years ago.

Cost of products and services as a percentage of net revenue decreased in 2004 compared to 2003. Our automated test segment continued to control costs through outsourcing to contract manufacturers, and monitoring indirect and direct material costs. The decreases were driven primarily by higher revenue, savings from costs controls, lower infrastructure costs and efficiencies from outsourcing to contract manufacturers. The pricing environment remains highly competitive.

Cost of products and services as a percentage of net revenue increased in 2003 compared to 2002. Savings from cost controls, and efficiencies from outsourcing to contract manufacturers were offset by competitive pricing pressures. In 2002, integrated device manufacturers (“IDMs”), design houses, and contract manufacturers focused on buying technology capability through high margin testers. However in 2003, as we saw signs of economic recovery, our customers added capacity and bought more focused cost effective systems. Pricing pressures affected the majority of our products.

We sold $3 million of inventory in 2004 that was previously reserved compared to $8 million in 2003 and $4 million in 2002.

Research and development expenses in 2004 as a percentage of net revenue decreased 3 percentage points from 2003. On a dollar basis, expenses increased 7 percent compared to last year. The increase is related to the company’s plan to aggressively expand the breadth of its offerings in flash and SOC test systems. The 2 percentage point decrease in research and development expenses as a percentage of net revenue in 2003 compared to 2002 was due to aggressive cost controls put in place, which focused our efforts on more strategic opportunities to align our business with available markets. On a dollar basis, research and development expenses in 2003 decreased 4 percent from 2002.

Selling, general and administrative expenses as a percentage of net revenue decreased 7 percentage points in 2004 compared to 2003, while on a dollar basis, expenses were down 7 percent. The decreases reflect our efforts in reducing our infrastructure costs and initiatives to control discretionary spending. In 2003, selling, general, and administrative expenses as a percentage of net revenue were down 6 percentage points compared to 2002, while on a dollar basis, expenses were down 9 percent. The decrease reflects our success in controlling discretionary spending.

Income (Loss) from Operations

In 2004, our automated test segment achieved an operating profit of $66 million, a rebound from an operating loss of $34 million from 2003. This $100 million profit improvement was the result of $169 million in revenue growth, gross margin improvement and expense controls. In 2003, our automated test segment reduced operating losses by 51 percent compared to 2002 while revenue increased 7 percent. Automated test returned to profitability in the second half of 2003. The reduction in loss from operations in 2003 compared to 2002 was primarily due to higher net revenue and reduced spending resulting from our cost reduction measures. In addition, operational efficiencies arising from outsourcing to contract manufacturers contributed to the return to profitability in the second half and improvement in 2003. This segment achieved a ROIC of 6 percent in 2004 compared to a ROIC of negative 3 percent in 2003 and negative 6 percent in 2002.

Semiconductor Products

Our semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for consumer and commercial electronics applications. We design, develop and manufacture products for the networking and personal systems markets. Our personal systems products, which accounted for 72 percent of our 2004 revenue, are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. Our networking products include fiber optic transceivers for sending and receiving data over high-speed networks and ICs for enterprise storage and networking.

Overall, 2004 marked the semiconductor products business’s return to healthy financial performance, with orders and revenue growing over 2003 by 20 percent and 27 percent, respectively. A small operating loss in 2003 was replaced by solid profit in 2004. After a strong first half of 2004, this business, along with most of our industry, experienced a decline in the second half, due to our customers working off excess inventory. The decline is expected to extend into 2005, but we do anticipate growth opportunities for some of our new products, such as E-pHEMT based front-end modules and laser mouse navigation devices.

Orders and Net Revenue

	Years Ended October 31,			2004 over 2003 Change	2003 over 2002 Change
	2004	2003	2002
	(in millions)
Orders	$1,978	$1,652	$1,568	20%	5%

Net revenue	$2,021	$1,586	$1,559	27%	2%
Income (loss) from operations	166	(59)	(115)	381%	49%
Operating margin (deficit)	8%	(4)%	(7)%	12 ppts	3 ppts
ROIC	17%	(2)%	(3)%	19 ppts	1 ppt

Total orders grew 20 percent in 2004, up from 5 percent growth experienced in 2003. Our personal systems market achieved 32 percent growth in 2004 orders, but our networking market suffered a 4 percent decline. There is a continuing geographic shift of our business, with orders from Asia increasing 5 percent in 2003 and 40 percent in 2004, and accounting for 62 percent of total orders in 2004. Orders from the Americas declined 1 percent in 2003 and 11 percent in 2004.

Robust 2004 order growth in the personal systems market was driven by strength in physical layer networking components, FBAR duplexers, E-pHEMT power modules, optocouplers and camera modules. Within our networking segment, despite being down as a whole, there were a number of product lines that had marked increases. For example, application specific integrated circuits (“ASICs”) grew 18 percent and physical layer networking components grew 74 percent over 2003. Fiber optics and storage area network products, however, suffered double-digit declines compared to 2003.

Revenue grew 27 percent overall in 2004 compared to a 2 percent increase in 2003. Growth continued in the personal systems segment, as revenue increased 37 percent in 2004, following 3 percent growth in 2003. Optocouplers and wireless communication components led the increase in 2004. The Networking segment grew 7 percent in 2004 after declining 1 percent in 2003. Revenues from sales to Hewlett-Packard, primarily for ASICs, storage area networking and motion-control products, were 14 percent of the business’s net revenue in 2004, compared to 20 percent in 2003 and 33 percent in 2002.

Costs and Expenses

The following table shows the percentage point increase/(decrease) in our semiconductor products business’s costs and expenses as a percentage of its net revenue for 2004 versus 2003, and 2003 versus 2002.

Increase/(Decrease) as a % of Net Revenue	2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
Cost of products	(4)	2
Research and development	(4)	(4)
Selling, general and administrative	(3)	(2)

Though gross margins suffered in the final quarter of 2004 as revenue fell, 2004 as a whole still showed a four percentage point improvement in cost of sales compared to 2003. Despite typical erosion of average selling prices within the semiconductor industry, most notably in our fiber-optics and camera module businesses, significant gross margin improvement was achieved as a result of the incremental margins on $435 million in additional revenue over 2003, as well as approximately $100 million of incremental restructuring savings and ERP implementation efforts that took place largely in 2002 and 2003.

The erosion of average selling prices of established products is typical of the industry and new products typically yield larger gross margins. Consistent with trends in the semiconductor markets, we anticipate that average-selling prices will continue to deteriorate in 2005. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost reduction activities and new product introductions.

The sale of previously reserved inventory, due to unanticipated demand for products previously considered to be unmarketable, had a small impact on year-over-year cost of sales comparisons. In 2004 we sold $11 million worth of inventory that we had previously written down, compared to $5 million in 2003 and $18 million in 2002. Inventory charges were not material in any of the periods presented.

Research and development expenses dropped 4 percentage points expressed as a percentage of revenue from 2003 to 2004. Selling, general and administrative expenses dropped 3 percentage points as a percentage of revenue from 2003 to 2004. This improvement resulted from the increase in revenue from 2003 to 2004 in combination with expenses being held slightly under 2003’s level in absolute dollar terms. Total semiconductor products headcount was flat from 2003 to 2004.

Income (Loss) from Operations

Operating profit in 2004 of $166 million represents a $225 million improvement over the operating loss of $59 million in 2003, and a 12 percentage point improvement in operation margins. The segment’s ROIC was 17 percent, negative 2 percent and negative 3 percent for 2004, 2003 and 2002 respectively. The improvement achieved in 2004 drew from a variety of previously mentioned sources, such as higher revenue, ERP efficiencies, restructuring efforts from early 2003, and the continual release of new products. Restructuring efforts played a proportionally larger role in the improvement seen in 2003 compared to 2002.

In the fourth quarter of 2004 we agreed to sell inventory and fixed assets relating to our camera module business. We will continue to sell the image sensors that are a component part of the camera modules, but after the sale we will no longer produce the assembled modules. We will retain intellectual property and research and development activities associated with the image sensor technology. This announced sale is not expected to have a material impact on operating profits in 2005. The revenues for 2004 associated with the camera module business were approximately $300 million.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services. The business achieved solid growth in 2004, with orders and revenue growing by 13 percent and 12 percent, respectively, compared to 2003, and operating income up 30 percent. Growth was relatively even between our businesses serving the life sciences and chemical analysis markets.

Orders and Net Revenue

	Years Ended October 31,			2004 over 2003 Change	2003 over 2002 Change
	2004	2003	2002
	(in millions)
Orders	$1,332	$1,174	$1,151	13%	2%

Net revenue from products	$1,034	$915	$884	13%	4%
Net revenue from services and other	299	271	249	10%	9%

Total net revenue	$1,333	$1,186	$1,133	12%	5%

Income from operations	192	148	140	30%	6%
Operating margin	14%	12%	12%	2 ppts	—
ROIC	22%	21%	21%	1 ppt	—

Current year growth rates for orders and revenue were the highest seen for several years, causing 2004 revenues and orders to exceed levels achieved in prior years. Growth was achieved in all geographies, with the highest rates achieved in Asia and Europe. In 2004, growth over 2003 was driven by demand for replacement systems in our large installed base in the U.S. and Europe, increased U.S. government spending for homeland security, spending related to environmental testing in Asia, and increased demand from generic drug manufacturers.

Looking forward to 2005, we anticipate order and revenue levels to grow from 2004’s level, with strength across both our life science and chemical analysis businesses. We anticipate growth to be driven by new products such as the XCT Plus Ion Trap and other proteomics solutions, microfluidic products, software and informatics solutions, and new offerings in consumables and services.

Costs and Expenses

The following table shows the percentage point decrease in our life sciences and chemical analysis business’s costs and expenses as a percentage of its net revenue for 2004 versus 2003, and 2003 versus 2002.

Decrease as a % of Net Revenue	2004 over 2003 Ppts Change	2003 over 2002 Ppts Change
Cost of products and services	—	—
Research and development	—	—
Selling, general and administrative	(1)	—

Cost of products and services as a percentage of net revenue has been flat for the past two years. The benefits of higher revenue levels and savings from restructuring programs have largely been offset by increases in wages, restoration of full pay in 2003, and information technology expenses associated with our ERP implementation. Looking forward to 2005, we expect to make progress in improving our cost of products and services as revenue grows and ERP efficiencies are realized.

Inventory charges have not had a material impact on life sciences and chemical analysis results for several years, at $3 million in 2004 and 2003, down from $5 million in 2002.

Research and development expenses, as well as selling, general and administrative expenses, rose slightly in absolute dollar terms in 2004 as we continued to invest to accommodate growth. Expressed as a percentage of net revenue, however, selling, general and administrative expenses declined 1 percentage point and research and development expenses remained flat compared to 2003, due to strong revenue growth outweighing increased expenses.

Income from Operations

Our life science and chemical analysis business’s 30 percent increase in income from operations in 2004 compared to 2003 was accomplished by strong, broad-based revenue growth combined with prudent expense management. Operating profit as a percentage of revenue increased 2 percentage points in 2004 compared to 2003, reaching 14 percent of revenue. The segment’s ROIC was 22 percent, 21 percent and 21 percent for 2004, 2003 and 2002 respectively.

Financial Condition

Liquidity and Capital Resources

Our financial position remained strong at October 31, 2004, with cash and cash equivalents of $2,315 million.

Net Cash Used in Operating Activities

We generated cash from continuing operations of $663 million in 2004 compared to $164 million used in 2003. We spent $138 million on restructuring activities in 2004, primarily in the form of severance payments, compared to $379 million in fiscal 2003. We generated cash from continuing operations of $409 million in the last quarter of 2004.

In 2004, accounts receivable generated cash of $80 million versus cash generated of $52 million in 2003. In 2004, accounts payable generated cash of $43 million versus cash generated of $69 million in 2003. Cash used from inventory was $79 million in 2004 compared to cash generation of $157 million in 2003. Inventory days on hand were slightly improved as of the end of 2004 at 89 days compared to 93 days in 2003.

We used $63 million of cash in 2004 to fund our U.S. defined benefit plan and contributed $83 million to our international defined benefits plans. Cash contributions in 2004 were approximately $72 million or 33 percent less than in 2003. In 2005, we expect funding requirements for our various benefit plans to continue to decrease. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. As the value of our assets increases relative to our future projected obligations we will make smaller contributions to maintain our funded status.

In 2004, as in 2003, we recorded no goodwill amortization in accordance with SFAS No. 142. Depreciation and amortization decreased from $362 million in 2003 to $292 million in 2004 reflecting the reduced acquisitions of property plant and equipment over the past few years and the full amortization of other intangibles relating to business combinations. We had a non-cash charge of $268 million related to the adoption of SFAS No. 142 in the first quarter of 2003.

We paid income taxes amounting to $149 million in 2004, as compared to $122 million in 2003.

Net Cash Used in Investing Activities

Net cash used in investing activities for 2004 was $114 million compared to $203 million in 2003. Investments in property, plant and equipment continue to decrease to $118 million, a decrease of $87 million from 2003. Over half of the property, plant and equipment purchases were related to our investments in information technology programs such as the ERP and CRM systems and the development of our website. We also have been making investments in some of our facilities. The total cash outlays for these initiatives were $102 million in 2004 compared to $209 million in 2003. Cash used for investments in property, plant and equipment has decreased driven by our overall strategy of tight spending controls and cash conservation. However, we are making appropriate investments in our IT and facility infrastructure with our improved cash position.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for 2004 was $145 million compared to $110 million in 2003. In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of three percent senior convertible debenture due 2021. Beginning in December 2004, we have an option to redeem the debt in whole or in part in cash. If we choose to redeem the debt, the holders may elect to receive common stock at the initial conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT and others. We provide lease guarantees on these financing arrangements and we have no other material guarantees or commitments. See Note 17, “Commitments” in Item 15 of this report for further information on our non-cancelable operating leases.

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

On February 7, 2003 Standard and Poor’s Rating Services lowered its corporate credit and senior note ratings for Agilent to “speculative grade” status, from BBB minus to BB. On May 22, 2003 Moody’s Investors Service downgraded its senior unsecured rating of Agilent from Baa2 to Ba2. Moody’s also assigned the company a first time senior implied rating of Ba2. Both Moody’s and S&P attached a “negative outlook” to their ratings at the time of the downgrades. The downgrades did not have any material impact on our liquidity. On May 25, 2004, S&P revised its outlook to “positive” from “negative”. On December 20, 2004, Moody’s revised its outlook to “stable” from “negative”. There are no financial covenants related to our senior unsecured convertible notes. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for 2005.

Contractual Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table summarizes our contractual obligations at October 31, 2004 and excludes amounts recorded in our Consolidated Balance Sheet with the exception of long-term debt obligations (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$108	$154	$101	$81
Long-term debt obligations (Senior Convertible Debentures)	—	1,150	—	—
Commitments to contract manufacturers and suppliers	380	—	—	—
Other purchase commitments	131	216	77	34
Retirement plans	84	—	—	—

Total	$703	$1,520	$178	$115

Operating leases.    Commitments under operating leases relate primarily to leasehold property.

Long-term debt obligations.    Our Senior Convertible Debentures bear interest of 3 percent per annum, or approximately $34 million. See Note 16, “Senior Convertible Debentures and Lines of Credit” in Notes to Consolidated Financial Statements.

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 40 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of October 31, 2004, the liability for our firm, non-cancelable, and unconditional purchase commitments was $16 million, compared with $11 million as of October 31, 2003. These amounts are included in other accrued liabilities in our Consolidated Balance Sheets at October 31, 2004 and 2003, and are not included in the preceding table.

Other purchase commitments.    Relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

Retirement plans.    Retirement plan funding includes the expected tax-deductible contribution planned for 2005. Funding projections beyond the current year are not practical to estimate due to the rules affecting tax deductible contributions and the impact from asset performance and interest rates.

We had no material off-balance sheet arrangements as of October 31, 2004 or October 31, 2003.

Non-GAAP Financial Information

ROIC is a tool by which we track how much value we are creating for our shareholders. ROIC is calculated by dividing the annualized segment return by the average of the last five quarter-end balances of segment invested capital, as shown below. We utilize ROIC as a performance measure for our businesses, and our senior managers’ compensation is linked to ROIC improvements as well as other performance criteria. We believe that ROIC provides our management with a means to analyze and improve their business, measuring segment profitability in relation to net asset investments.

Reconciliation of Segment ROIC

(in millions, except ROIC)

(Unaudited)

	FY04	FY04	FY04	FY04
	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis
Numerator:
Segment income from operations	$219	$66	$166	$192
Less:
Other (income) expense and taxes	68	23	(34)	75

Segment return	$151	$43	$200	$117

Denominator:
Segment assets (1)	$2,148	$718	$1,434	$725
Less:
Net current liabilities (2)	414	117	241	181

Invested capital (4)	$1,734	$601	$1,193	$544

Average invested capital	$1,816	$666	$1,158	$525
ROIC	8%	6%	17%	22%

	FY03	FY03	FY03	FY03
Numerator:
Segment income (loss) from operations	$(315)	$(34)	$(59)	$148
Less:
Other (income) expense and taxes	(140)	(12)	(29)	55

Segment return	$(175)	$(22)	$(30)	$93

Denominator: (3)
Segment assets (1)	$2,268	$804	$1,420	$680
Less:
Net current liabilities (2)	470	115	289	181

Invested capital (4)	$1,798	$689	$1,131	$499

Average invested capital	$1,869	$655	$1,256	$449
ROIC	(9)%	(3)%	(2)%	21%

	FY02	FY02	FY02	FY02
Numerator:
Segment income (loss) from operations	$(710)	$(70)	$(115)	$140
Less:
Other (income) expense and taxes	(348)	(31)	(67)	48

Segment return	$(362)	$(39)	$(48)	$92

Denominator: (3)
Segment assets (1)	$2,717	$852	$1,797	$643
Less:
Net current liabilities (2)	696	148	296	205

Invested capital (4)	$2,021	$704	$1,501	$438

Average invested capital	$2,162	$708	$1,402	$437
ROIC	(17)%	(6)%	(3)%	21%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment, allocated corporate assets, gross goodwill and other intangibles less impairments. Allocated corporate assets include estimated net deferred tax assets as if the valuation allowance had not been recorded.

(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

(3)	Segment assets, net current liabilities, invested capital and average invested capital were all changed in 2004. Amounts for 2003 and 2002 have been restated to conform to the current period’s presentation.

(4)	Average invested capital was computed using an average of the last five quarters.

We provide non-GAAP financial information in order to provide meaningful supplemental information regarding our operational performance and to enhance our investors’ overall understanding of our core current financial performance and our prospects for the future. We believe that our investors benefit from seeing our results “through the eyes” of management in addition to the GAAP presentation. Management measures segment and enterprise performance, including employee performance, using measures such as those that are disclosed in this report. This information facilitates management’s internal comparisons to the company’s historical operating results and comparisons to competitors’ operating results.

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

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline.

We recently experienced reduced demand for our products and services in many of the markets that we serve worldwide, as was the case in semiconductor test and semiconductor products. Revenues in the semiconductor test and semiconductor products businesses fluctuated significantly over the past three years. However, other markets we serve have stabilized or demonstrated growth, such as life sciences and chemical analysis. Agilent consists of several diverse businesses, and demand in our markets remains cyclical and volatile. Pricing pressures and competition remain especially intense in semiconductor-related industries, which could prevent achievement of our long-term gross margin goals and could require us to implement additional cost cutting measures to sustain profitability.

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

Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our senior unsecured convertible notes rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to accomplish this transition could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In response to declining revenues, beginning in 2001 we scaled back our operations, reduced our expenses, decreased our workforce by approximately one-third, froze hiring, cut back significantly on our use of temporary workers and reduced discretionary spending. We also initiated facility closures to reduce production levels. Although our revenues are no longer declining, we continue to take steps to reach or maintain our quarterly operating cost structure goal.

There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges and cause us to take additional actions. Our expenses were higher than anticipated during the second quarter of 2004, which adversely affected our performance. As we grow, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs;

•	innovate and develop new technologies, services and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes on time;

•	differentiate our offerings from our competitors’ offerings;

•	price our products competitively;

•	anticipate our competitors’ development of new products, services or technological innovations; and

•	control product quality in our manufacturing process.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology function may impair our ability to operate effectively.

As part of our efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of the contract manufacturers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

Future changes in financial accounting standards or taxation rules may adversely affect our reported results of operations.

A change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business.

For example, under the newly-issued SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires Agilent to adopt the new accounting provisions beginning in our fourth quarter of 2005, and will require Agilent to expense SBP awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

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

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. By contrast, in order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications, semiconductor and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

We centralized most of our accounting processes to two locations: Malaysia and India. These processes include general accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

Unforeseen problems with the stability and maintenance of our new information systems have interfered and could further interfere with our operations.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 75 percent of our revenues in 2004, 74 percent of our revenues in 2003 and 75 percent of our revenues in 2002 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2004 and October 31, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements appear in Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agilent’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this report.

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

The evaluation of Agilent’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the company and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (but not in accordance with Section 404 of the Sarbanes Oxley Act of 2002), we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal control over financial reporting are also evaluated on an ongoing basis by Agilent’s internal auditors and by other personnel in Agilent’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

Items 308(a) and (b) of Regulations S-K and S-B will require management to include in their annual reports a report of management on the company’s internal controls over financial reporting, and to evaluate, as of the end of each fiscal period, any change in the company’s internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. On February 24, 2004, the Securities and Exchange Commission issued a release extending the deadline for certain issuers to comply with the management report on internal control over financial reporting requirement. Accordingly, Agilent will begin reporting this information in fiscal 2005, its first fiscal year ending after November 15, 2004. In addition, the release extended, until the first fiscal year ending after November 15, 2004, compliance dates for amendments to certain representations that must be included in the certifications required by Exchange Act Rules 13a-14 and 15d-14 and Investment Company Act of 1940 Rule 30a-2, regarding the company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors appears under “Proposal No. 1—Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held March 1, 2005. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee’s financial expert appears under “Audit and Finance Committee Report” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company’s Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct on our website at www.investor.agilent.com.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14.    Principal Accountant Fees and Services

Information about principal accountant fees and services as well as related pre-approval policies appears under “Fees Paid to PricewaterhouseCoopers LLP” and “Policy on Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of November 1, 2002.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

December 17, 2004

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2004	2003	2002
	(in millions, except per share data)
Net revenue:
Products	$6,302	$5,240	$5,234
Services and other	879	816	776

Total net revenue	7,181	6,056	6,010
Costs and expenses:
Cost of products	3,487	3,182	3,360
Cost of services and other	571	568	506

Total costs	4,058	3,750	3,866
Research and development	933	1,051	1,250
Selling, general and administrative	1,804	1,980	2,501

Total costs and expenses	6,795	6,781	7,617

Income (loss) from operations	386	(725)	(1,607)
Other income (expense), net	54	35	60

Income (loss) from continuing operations before taxes	440	(690)	(1,547)
Provision (benefit) for taxes	91	1,100	(525)

Income (loss) from continuing operations	349	(1,790)	(1,022)
(Loss) from sale of discontinued operations (net of tax benefit of $6 million)	—	—	(10)

Income (loss) before cumulative effect of accounting changes	349	(1,790)	(1,032)
Cumulative effect of adopting SFAS No. 142	—	(268)	—

Net income (loss)	$349	$(2,058)	$(1,032)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.72	$(3.78)	$(2.20)
Loss from sale of discontinued operations, net	—	—	(0.02)
Cumulative effect of adopting SFAS No. 142	—	(0.57)	—

Net income (loss) per share – Basic	$0.72	$(4.35)	$(2.22)

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.71	$(3.78)	$(2.20)
Loss from sale of discontinued operations, net	—	—	(0.02)
Cumulative effect of adopting SFAS No. 142	—	(0.57)	—

Net income (loss) per share – Diluted	$0.71	$(4.35)	$(2.22)

Weighted average shares used in computing net income (loss) per share:
Basic	483	473	465
Diluted	490	473	465

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2004	2003
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,315	$1,607
Accounts receivable, net	1,044	1,086
Inventory	1,026	995
Other current assets	192	201

Total current assets	4,577	3,889
Property, plant and equipment, net	1,258	1,447
Goodwill and other intangible assets, net	443	402
Other assets	778	559

Total assets	$7,056	$6,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441	$441
Employee compensation and benefits	545	566
Deferred revenue	284	262
Income and other taxes payable	340	326
Other accrued liabilities	261	311

Total current liabilities	1,871	1,906
Senior convertible debentures	1,150	1,150
Other liabilities	466	417

Total liabilities	3,487	3,473
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 487 million shares at October 31, 2004 and 476 million shares at October 31, 2003 issued and outstanding	5	5
Additional paid-in-capital	5,195	4,984
Accumulated deficit	(1,810)	(2,159)
Accumulated comprehensive income (loss)	179	(6)

Total stockholders’ equity	3,569	2,824

Total liabilities and stockholders’ equity	$7,056	$6,297

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2004	2003	2002
	(in millions)
Cash flows from operating activities:
Net income (loss)	$349	$(2,058)	$(1,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	292	362	735
Deferred taxes	(33)	1,071	(664)
Excess and obsolete inventory-related charges	45	11	74
Non-cash restructuring and asset impairment charges	41	91	204
Retirement plans curtailment (gain) loss	—	5	(19)
Net (gain) loss on divestitures and sale of assets	1	(5)	(18)
Adoption of SFAS No. 142	—	268	—
Changes in assets and liabilities:
Accounts receivable	80	52	(141)
Inventory	(79)	157	241
Accounts payable	43	69	(90)
Employee compensation and benefits	29	(21)	83
Income taxes and other taxes payable	(50)	(63)	137
Other current assets and liabilities	(9)	(6)	16
Other long-term assets and liabilities	(46)	(97)	(127)

Net cash provided by (used in) operating activities	663	(164)	(591)
Cash flows from investing activities:
Investments in property, plant and equipment	(118)	(205)	(301)
Dispositions of property, plant and equipment	36	6	—
Proceeds from (net investment in) lease receivable	—	—	237
Purchases of intangibles and investments	(14)	(4)	(23)
Acquisitions, net of cash acquired	(18)	—	(15)
Proceeds from dispositions	—	—	31

Net cash used in investing activities	(114)	(203)	(71)
Cash flows from financing activities:
Issuance of senior convertible debentures, net of issuance costs	—	—	1,123
Issuance of common stock under employee stock plans	144	112	121
Net borrowings to notes payable and short-term borrowings	1	(2)	(1)

Net cash provided by financing activities	145	110	1,243
Effect of exchange rate movements	14	20	6
Net proceeds and cash provided by discontinued operations	—	—	87

Net increase (decrease) in cash and cash equivalents	708	(237)	674
Cash and cash equivalents at beginning of year	1,607	1,844	1,170

Cash and cash equivalents at end of year	$2,315	$1,607	$1,844

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock		Retained Income/ (Accumulated Deficit)	Accumulated Comprehensive Income/(Loss)	Total
		Par Value	Additional Paid-in Capital
	(in millions, except number of shares in thousands)
Balance as of October 31, 2001	461,031	5	4,723	931	—	5,659
Components of comprehensive loss:
Net loss	—	—	—	(1,032)	—	(1,032)
Reclassification adjustment relating to derivatives (net of tax benefit of $4 million)	—	—	—	—	(7)	(7)
SFAS No. 133 cumulative transition adjustment (net of tax benefit of $3 million)	—	—	—	—	(6)	(6)
Foreign currency translation (net of tax of $4 million)	—	—	—	—	7	7
Change in unrealized gain (loss) on investment (net of tax benefit of $1 million)	—	—	—	—	(1)	(1)
Unrealized gain on derivatives (net of tax expense of $2 million)	—	—	—	—	4	4
Change in minimum pension liability adjustment (net of tax benefit of $78 million)	—	—	—	—	(146)	(146)

Total comprehensive loss						(1,181)

Shares issued for employee benefit plans and other	5,993	—	145	—	—	145
Other additional paid-in-capital	—	—	4	—	—	4

Balance as of October 31, 2002	467,024	5	4,872	(101)	(149)	4,627
Components of comprehensive loss:
Net loss	—	—	—	(2,058)	—	(2,058)
Reclassification adjustment relating to derivatives (net of tax expense of $2 million)	—	—	—	—	4	4
Reclassification adjustment relating to investments (net of tax expense of $1 million)	—	—	—	—	2	2
Foreign currency translation (net of tax benefit of $46 million)	—	—	—	—	96	96
Unrealized gain (loss) on derivatives (net of tax expense of $7 million)	—	—	—	—	(13)	(13)
Change in minimum pension liability adjustment (net of tax expense of $38 million)	—	—	—	—	54	54

Total comprehensive loss						(1,915)

Shares issued for employee benefit plans and other	9,125	—	112	—	—	112

Balance as of October 31, 2003	476,149	5	4,984	(2,159)	(6)	2,824
Components of comprehensive income:
Net income	—	—	—	349	—	349
Reclassification adjustment relating to derivatives (net of tax expense of $3 million)	—	—	—	—	5	5
Reclassification adjustment relating to investments (net of tax expense of $2 million)	—	—	—	—	3	3
Foreign currency translation (net of tax expense of $14 million)	—	—	—	—	89	89
Unrealized gain (loss) on derivatives (net of tax benefit of $2 million)	—	—	—	—	(4)	(4)
Change in minimum pension liability adjustment (net of tax expense of $40 million)	—	—	—	—	92	92

Total comprehensive income						534

Shares issued for employee benefit plans and other	9,920	—	193	—	—	193
Issuance of common stock for an acquisition	772	—	18	—	—	18

Balance as of October 31, 2004	486,841	$5	$5,195	$(1,810)	$179	$3,569

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Overview

Agilent Technologies, Inc. (“we,” “Agilent” or “the company”), incorporated in Delaware in May 1999, is a global diversified technology organization that provides enabling solutions to technology markets within the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company (“Hewlett-Packard”). Hewlett-Packard distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

2.    Summary of Significant Accounting Policies

Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts in the consolidated financial statements as of and for the years ended October 31, 2003 and October 31, 2002 were reclassified to conform to the presentation in 2004.

Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method.

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or determinable and accordingly we defer revenue until amounts become due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

Product revenue.    Our product revenue is generated predominantly from the sales of various types of test equipment and semiconductor components. Software is embedded in many of our test

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment products, but the software component is generally considered to be incidental. Product revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor price protection, when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

Where software is licensed separately, revenue is recognized when the software is delivered and title and risk of loss have been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist, on which a portion of the total fee would be allocated based on vendor-specific objective evidence. Revenue from software licensing was not material for all periods presented.

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

Multiple element arrangements.    We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

Deferred revenue.    Deferred revenue is primarily comprised of advanced billing and customer deposits for service, support and maintenance agreements.

Accounts receivable and allowance for doubtful accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience and the aging of such receivables, among other factors. The allowance has not been material for any periods presented. We do not have any off-balance-sheet credit exposure related to our customers.

Warranty.    Our warranty terms typically extend 90 days after delivery for on-site repairs and one to three years for products returned to Agilent for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as cost of products when revenue is recognized and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. See Note 12, “Guarantees”.

Stock-based compensation.    We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, we record compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant. See Note 5, “Stock-Based Compensation” for the impact on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based incentives.

Pro forma information.    Pro forma net income (loss) and net income (loss) per share information, as required by SFAS No. 123 have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “423(b) Plan”), the Agilent Technologies, Inc. Long-Term Performance Program (the “LTPP”) and the Option Exchange Program described below, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	2004	2003	2002
	(in millions, except per share data)
Net income (loss) — as reported	$349	$(2,058)	$(1,032)
SFAS No. 123 based compensation (1)	(249)	(328)	(471)
Tax impact (2)	17	(613)	160

Net income (loss) — pro forma	$117	$(2,999)	$(1,343)

Basic net income (loss) per share — as reported	$0.72	$(4.35)	$(2.22)
Basic net income (loss) per share — pro forma	$0.24	$(6.34)	$(2.89)

Diluted net income (loss) per share — as reported	$0.71	$(4.35)	$(2.22)
Diluted net income (loss) per share — Pro forma	$0.24	$(6.34)	$(2.89)

Weighted average shares used in computing net income (loss) and pro forma net income (loss) per share:
Basic shares	483	473	465
Diluted shares (3)	490	473	465

(1)	The pro forma results for 2004 include approximately $70 million of compensation expense relating to our Option Exchange Program. The remainder of the expense for those periods related to options granted over the past four years.
(2)	Due to the valuation allowance provided on our net deferred tax assets as described in Note 4, “Tax Valuation Allowance and Provision (Benefit) for Taxes”, we have not recorded any tax benefits attributable to pro foma stock option expenses for employees in the U.S. and the U.K. jurisdictions in 2004. In addition to not recording such benefits in 2003, we also eliminated $613 million of accumulated tax benefits recognized between 1996 and 2002 for pro forma reporting purposes.
(3)	Approximately 41 million outstanding options were considered antidilutive for the purposes of this pro-forma calculation for fiscal year 2004.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate for options	2.75-3.95%	1.15-3.31%	2.90%
Risk-free interest rate for the 423(b) Plan	1.04-1.31%	1.10-1.77%	1.89-5.87%
Dividend yield	0%	0%	0%
Volatility for options	53-64%	60-80%	63%
Volatility for the 423(b) Plan	36-61%	63-80%	47-77%
Expected option life	5.5 years	3.5-5.5 years	5.5 years
Expected life for the 423(b) Plan	6 months-1 year	6 months-2 years	6 months-1 year

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

As part of our initial assessment of goodwill impairment, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment, we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that an impairment existed in the communications solutions reporting unit within our test and measurement business. The revenue forecasts of the communications solutions reporting unit have been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. Based upon this evaluation, we recorded an impairment charge of $268 million, representing 100 percent of the reporting unit’s goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. We also reclassified approximately $6 million of intangible assets associated with workforce-in-place to goodwill on November 1, 2002. The adoption of SFAS No. 142 had a material impact on our results of operations because goodwill is no longer being amortized. Amortization of goodwill was $326 million for the year ended October 31, 2002.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss and basic and diluted net loss per share for the year ended October 31, 2002 is disclosed below, adjusted to remove goodwill amortization, certain intangibles amortization and its related tax impact, as if SFAS No. 142 had applied to the period.

For the Year Ended October 31, 2002
Reported loss before cumulative effect of accounting changes	$(1,032)
Add back: Goodwill and workforce-in-place amortization, net	320

Adjusted loss before cumulative effect of accounting changes	(712)

Per share data — Basic and diluted reported loss before cumulative effect of accounting changes per share	$(2.22)
Adjustment for goodwill and workforce-in-place amortization, net	0.69

Adjusted loss before cumulative effect of accounting changes per share	$(1.53)

Reported net loss	$(1,032)
Add back: Goodwill and workforce-in-place amortization, net	320

Adjusted net loss	$(712)

Per share data — Basic and diluted reported net loss per share	$(2.22)
Adjustment for goodwill and workforce-in-place amortization, net	0.69

Adjusted net loss per share	$(1.53)

Weighted average shares used in per share computations above — Basic and diluted:	465

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

Advertising.    Advertising costs are expensed as incurred and amounted to $48 million in 2004, $44 million in 2003 and $81 million in 2002.

Research and Development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Taxes on income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Tax expense is also affected by any valuation allowance against deferred tax assets and changes in other comprehensive income (“OCI”).

Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options, other employee stock plans and our senior convertible debentures. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares assumed to be purchased from the proceeds of stock option exercises. Diluted net income per share for 2004 excluded the potentially dilutive effect of 41 million common stock equivalents as their effect was antidilutive. Diluted net loss per share for 2003 and 2002 excluded the potentially dilutive effect of all common stock equivalents as the effect was antidilutive.

Cash and cash equivalents.    We classify investments as cash equivalents if their original maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

Approximately 30 percent of our cash and cash equivalents is held in the U.S. and 50 percent is held in a centrally managed global cash pool outside the U.S. The remainder is diversified among various major financial institutions throughout the world. Approximately 10 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality, and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short-duration instruments with fixed maturities from overnight to 90 days. Agilent monitors the credit-worthiness of these financial institutions and institutional money market funds on a continuous basis. We have not experienced any credit losses from cash investments placed with these institutions.

Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of credit risk.    We sell the majority of our products through our direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2004 and 2003. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

Derivative instruments.    For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in income in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in other comprehensive loss, a component of stockholders’ equity. These amounts are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in income in the current period. Ineffectiveness in 2004, 2003 and 2002 was not significant.

We enter into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated intercompany transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary, which has the exposure. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies; hedging contracts generally mature within twelve months. We do not use derivative financial instruments for speculative or trading purposes.

When hedging anticipated cash flow exposure, foreign exchange contract expirations are set so as to occur in the same period that the goods are expected to be sold to third parties, allowing realized gains and losses on the contracts to be recognized into total costs. When hedging balance sheet exposure, gains and losses on foreign exchange contracts are recognized in other income (expense), net in the same period as the occurrence of gains and losses on remeasurement of the non-functional currency denominated assets and liabilities. The gains and losses, which have not been material, are included in cash flows from operating activities in the consolidated statement of cash flows.

We may also, from time to time, acquire warrants to purchase securities of other companies as part of strategic relationships.

Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based on estimates about future demand and actual usage.

Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over fifteen to forty years and machinery and equipment over three to ten years. The straight-line method of depreciation is used for all property, plant and equipment.

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

Foreign currency translation.    The functional currency for many of our subsidiaries outside the U.S is local currency based on the criteria of SFAS No. 52 “Foreign Currency Translation”. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are generally translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss).

3.    New Accounting Pronouncements

Adoption of New Pronouncements.

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE’s for which Agilent is the primary beneficiary and disclosure of a significant interest in a VIE for which Agilent is not the primary beneficiary. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

In December 2003, the FASB issued a revision SFAS No. 132 (the “revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the first quarter of 2004 and the standard is effective for all future quarterly and annual reports; see Note 14 for such disclosures.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for our year-end 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures, and EITF Topic No. D-46, Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of this Issue did not have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Agilent to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Agilent currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Agilent to adopt the new accounting provisions beginning in our fourth quarter of 2005. Agilent has not yet determined the impact of applying the various provisions of SFAS No. 123R.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP No. 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The adoption of FSP No. 106-2 in the fourth quarter of 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued an FSP regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”), FSP 109-b. FSP 109-b allows Agilent time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting of Income Taxes.” See the discussion of the potential impact on Agilent in Note 4 below.

4.    Tax Valuation Allowance and Provision (Benefit) for Taxes

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2004	2003	2002
	(in millions)
U.S. federal taxes from continuing operations:
Current	$—	$—	$—
Deferred	(16)	876	(501)
Non-U.S. taxes from continuing operations:
Current	122	84	142
Deferred	(17)	64	(113)
State taxes from continuing operations, net of federal benefit	2	76	(53)

Total from continuing operations:	$91	$1,100	$(525)

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$191	$—	$192	$—
Property, plant and equipment	25	122	55	76
Warranty reserves	25	—	26	—
Retiree medical benefits	52	—	33	—
Other retirement benefits	—	75	40	45
Employee benefits, other than retirement	221	1	132	15
Net operating losses and credit carryforwards	1,151	—	1,236	—
Unremitted earnings of foreign subsidiaries	—	273	—	200
Convertible interest	—	76	—	48
Other	89	95	140	—

Subtotal	1,754	642	1,854	384
Tax valuation allowance	(1,121)	—	(1,456)	—

	$633	$642	$398	$384

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At October 31, 2004, we had federal net operating loss carryforwards of approximately $2,037 million and tax credit carryforwards of approximately $316 million. An immaterial amount of net operating losses will expire in 2005 with the remainder expiring in tax years through 2024, if not utilized. The tax credit carryforwards will expire beginning in 2007 through 2024, if not utilized. In addition, the company has California net operating loss carryforwards of approximately $395 million. An immaterial amount of California net operating losses will expire in 2005 with the remainder expiring in tax years through 2013, if not utilized. Included in the total net operating loss carryforwards are net operating losses of $50 million related to employee stock option exercises, the benefits of which will increase additional paid in capital when realized.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	.5	(3.1)	(3.5)
Non-U.S. income taxed at different rates	(3.9)	(3.6)	(.2)
Nondeductible goodwill	1.8	2.7	9.1
R&D credits	(2.8)	(2.2)	(4.1)
Extraterritorial income exclusion	(5.7)	(4.3)	(.8)
Other, net	1.7	(.2)	.5
Valuation allowance	(5.9)	205.2	—

	20.7%	159.5%	(34.0)%

The domestic and foreign components of income (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,
	2004	2003	2002
	(in millions)
U.S. continuing operations	$(178)	$(522)	$(1,804)
Non-U.S. continuing operations	618	(168)	257

	$440	$(690)	$(1,547)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider the operating income of non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $1,179 million as of October 31, 2004. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. Agilent may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. Agilent has begun an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that Agilent is considering for repatriation under this provision is between zero and $970 million. The related potential range of income tax is between zero and $51 million.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

5.    Stock-Based Compensation

We follow the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

Employee stock purchase plans.    In February 2000, we implemented the Agilent Technologies, Inc. Employee Stock Purchase Plan (the “Legacy Plan”) that allowed eligible employees to contribute up to ten percent of their base compensation to the purchase of our common stock. Under the provisions of the Legacy Plan, employee contributions were partially matched with shares contributed by us. These matching shares also generally vested over two years. Compensation expense for the matching provision for the Legacy Plan was measured using the fair value of shares on the date of purchase by Agilent for the Legacy Plan and was recognized over the two-year vesting period.

Effective October 31, 2000, purchases and contributions under the Legacy Plan ceased. All unvested matching shares under the Legacy Plan maintained their original vesting terms based on the employee’s continued employment. Vesting of these matching shares was completed by October 31, 2002. Compensation expense under the Legacy Plan was nil in 2004 and 2003 and $16 million in 2002. At October 31, 2004, 9,802,100 shares of our common stock had been authorized for issuance under the Legacy Plan and 3,426,716 of these shares had been issued. The remainder of the authorized shares are not expected to be issued, as the Legacy Plan is no longer functioning.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective November 1, 2000, we adopted a new plan, the 423(b) Plan. Under the provisions of the 423(b) Plan, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the 423(b) Plan. As of October 31, 2004, 39,868,411 shares of our common stock were authorized for issuance under the 423(b) Plan and 20,595,128 of these shares have been issued.

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

On March 4, 2003, our stockholders approved an amendment to the Stock Plan. The amendment permits the company to offer a one-time exchange of options issued under the Stock Plan having an exercise price greater than $25 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the “Option Exchange Program”). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the SEC, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the company’s common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average exercise price of $51. As a result, the company issued options to purchase approximately 13.8 million shares at a weighted-average exercise price of $28 per share during the first quarter of 2004. Under the provisions of APB 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP for the company’s executive officers. Participants in this program are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. On November 18, 2003 the Compensation Committee approved approximately 322,000 shares to be issued to the company’s executive officers. We include the dilutive impact of this program in our diluted net income per share calculation. The amount of compensation expense, using the variable accounting method pursuant to APB No. 25, was not material for the year ended October 31, 2004. The stock will be awarded in fiscal 2007, and the final award may vary as it is based on certain performance metrics. On November 16, 2004, the Compensation Committee approved approximately 419,000 shares to be issued for the company’s executive officers in connection with the LTPP. The shares will be awarded in fiscal year 2008, and the final award may vary as it is based on certain performance metrics.

At October 31, 2004, shares registered and available for option and restricted stock grants were 61,945,186. Compensation expense for discounted options, stock appreciation rights and restricted

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock is recognized based on the intrinsic value method defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Any compensation expense is recognized ratably over the associated service period, which is generally the vesting period. The compensation expense related to discounted options, stock appreciation rights and restricted stock was $4 million in 2004, $6 million in 2003 and $7 million in 2002.

The following table summarizes option activity for the years ended October 31, 2004, 2003 and 2002:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2001	63,955	$46
Granted	20,152	$25
Exercised	(1,128)	$12
Cancelled	(9,140)	$51

Outstanding as of October 31, 2002	73,839	$40
Granted	13,152	$16
Exercised	(1,768)	$12
Cancelled under Option Exchange Program	(25,882)	$51
Other Cancellations	(7,975)	$41

Outstanding as of October 31, 2003	51,366	$29
Granted	12,136	$32
Exercised	(2,859)	$19
Granted under Option Exchange Program	13,797	$28
Other Cancellations	(3,464)	$38

Outstanding as of October 31, 2004	70,976	$29

The following table summarizes options exercisable and the fair value of options granted:

	Shares	Weighted Average Exercise Price	Value using Black-Scholes model
	(in thousands)
Options exercisable as of October 31, 2002	31,501	$41
Black-Scholes value of options granted during 2002			$15
Options exercisable as of October 31, 2003	26,141	$35
Black-Scholes value of options granted during 2003			$9
Options exercisable as of October 31, 2004	31,023	$32
Black-Scholes value of options granted during 2004			$14

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about all options outstanding at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

				Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0 – 15	2,093	6.0 years	$13	1,772	$13
$15.01 – 25	14,382	8.0 years	$18	4,611	$19
$25.01 – 30	31,564	7.5 years	$27	12,418	$27
$30.01 – 40	16,509	7.4 years	$34	6,084	$35
$40.01 – 50	3,586	4.5 years	$44	3,574	$44
$50 and over	2,842	5.6 years	$68	2,564	$69

	70,976		$29	31,023	$32

6.    Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	For the Years Ended October 31,
	2004	2003	2002
	(in millions)
Numerator:
Income (loss) from continuing operations	$349	$(1,790)	$(1,022)
Loss from the sale of discontinued operations, net of taxes	—	—	(10)

Income (loss) before cumulative effect of accounting changes	349	(1,790)	(1,032)
Cumulative effect of adopting SFAS No. 142	—	(268)	—

Net income (loss)	$349	$(2,058)	$(1,032)

Denominators:
Basic weighted average shares	483	473	465
Diluted weighted average shares	490	473	465

Options to purchase 41 million shares of common stock at a weighted average exercise price of $35 per share were outstanding in 2004, but were not included in the computation of diluted net income per share because the options were antidilutive for 2004. Options to purchase 51 million shares of common stock at a weighted average exercise price of $29 per share were outstanding in 2003, but were not included in the computation of diluted net loss per share because the options were antidilutive for 2003. The options, which expire no later than 2014, were still outstanding at the end of 2004. Options to purchase 74 million shares of common stock at a weighted average exercise price of $40 per share were outstanding in 2002, but were not included in the computation of diluted net loss per share because the options were antidilutive in that year.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our senior convertible debentures were also antidilutive during 2004, 2003 and 2002. Income from continuing operations for 2004, 2003 and 2002 included approximately $35 million in interest expense associated with the senior convertible debentures. If the shares had been dilutive, then this amount would have been added back to income from operations, and approximately 36 million of shares would have been added to the weighted average number of shares for the purposes of calculating diluted income per share. See Note 16, “Senior Convertible Debentures and Lines of Credit.”

7.    Supplemental Cash Flow Information

Cash paid for income taxes was $149 million in 2004, $122 million in 2003 and $160 million in 2002. Cash paid for interest was approximately $36 million in 2004, $36 million in 2003 and $36 million in 2002.

Non-cash transactions in 2004 related primarily to an acquisition in October 2004. We issued approximately 772 thousand shares with an approximate value of $18 million. We issued the final block of common stock under The Legacy Plan in the amount of $23 million in 2002.

8.    Inventory

	October 31,
	2004	2003
	(in millions)
Finished goods	$293	$356
Work in progress	113	85
Raw materials	620	554

	$1,026	$995

Inventory-related charges of $45 million, $11 million and $74 million were recorded in total cost of products in 2004, 2003 and 2002, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

9.    Property, Plant and Equipment, Net

	October 31
	2004	2003
	(in millions)
Land	$97	$106
Buildings and leasehold improvements	1,684	1,838
Software	430	404
Machinery and equipment	1,804	1,923

Total property, plant and equipment	4,015	4,271
Accumulated depreciation and amortization	(2,757)	(2,824)

	$1,258	$1,447

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have sold substantially all of our portfolio of operating leases to CIT. Equipment under operating leases was $7 million at October 31, 2004 and $10 million at October 31, 2003 and was included in machinery and equipment. Accumulated depreciation related to equipment under operating leases was $5 million at October 31, 2004 and $8 million at October 31, 2003.

We sold assets related to portions of our businesses to third parties during 2004, 2003 and 2002. Gross proceeds from these dispositions were zero in 2004 and 2003 and $31 million in 2002. (Loss) gains from the dispositions, included in other income (expense), net in the consolidated statement of operations, were ($1 million) in 2004, $5 million in 2003 and $18 million in 2002.

10.    Investments

Investments in cost basis and equity method investments and securities classified as trading securities or available-for-sale were as follows at October 31, 2004 and 2003 (net book value):

	October 31
	2004	2003
	(in millions)
Investments in and advances to equity method investees	$99	$69
Cost method investments	64	67
Trading securities	45	36
Available-for-sale investments (original cost was $16 million)	8	8

Total	$216	$180

Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. For investments where we have significant influence over the investee, the equity method of accounting is used. Agilent’s proportionate share of income or loss for equity method investments is recorded currently in earnings. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity.

All of our investments (excluding trading securities) are subject to periodic impairment review. However, the impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future use of the investment.

Charges related to other than temporary impairments were $15 million for 2004, $15 million in 2003 and $9 million in 2002. These impairment charges were recorded in other income (expense), net in the consolidated statement of operations.

Agilent’s share of income (loss) from equity investments was $29 million in 2004, $5 million in 2003, and ($11 million) in 2002. Realized gains and losses on Agilent’s trading securities portfolio were $5 million gain in 2004 and 2003 and $5 million loss in 2002. These amounts have been included in other income (expense), net in the consolidated statement of operations.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Goodwill and Other Intangible Assets

The goodwill balances as of October 31, 2004 and 2003 and the movements in the year ended October 31, 2004 for each of our reportable segments are shown in the table below:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2002	$434	$74	$85	$23	$616
Adoption of SFAS No. 142 goodwill impairment	(268)	—	—	—	(268)
Foreign currency translation impact	17	11	10	1	39
Goodwill arising from acquisitions	—	—	1	—	1

Goodwill at October 31, 2003	183	85	96	24	388
Foreign currency translation impact	8	3	2	—	13
Goodwill arising from acquisitions	—	5	—	16	21

Goodwill at October 31, 2004	$191	$93	$98	$40	$422

The component parts of other intangibles as of October 31, 2004 and October 31, 2003 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2004:
Purchased technology	$143	$128	$15
Customer relationships	29	23	6

Total	$172	$151	$21

As of October 31, 2003:
Purchased technology	$122	$110	$12
Customer relationships	23	21	2

Total	$145	$131	$14

The net book value of other intangibles includes a $5 million favorable impact related to currency during 2004. We purchased $22 million of other intangibles during 2004, which was primarily related to two acquisitions. These acquisitions also resulted in additional goodwill of $21 million. Pro-forma disclosures are not required for these acquisitions as they were immaterial.

Amortization for intangible assets was $20 million in 2004, $45 million in 2003 and $52 million in 2002. Future amortization expense related to existing intangible assets is estimated to be $8 million for 2005, $5 million for 2006, $3 million for 2007 and $5 million thereafter.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, we recognized an impairment charge pursuant to SFAS No. 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our test and measurement business as a result of a decline in the projected future cash flows. The impairment charge was recorded in cost of sales ($8 million) and selling, general, and administrative ($2 million) in the consolidated statement of operations.

12.    Guarantees

Standard Warranty

A summary of the standard warranty accrual activity for October 31, 2004 and 2003 is shown in the table below:

	For the Years Ended October 31,
	2004	2003
	(in millions)
Balance at October 31, 2003 and 2002	$71	$72
Accruals for warranties issued during the period	68	70
Accruals related to pre-existing warranties (including changes in estimates)	(2)	5
Settlements made during the period	(78)	(76)

Balance at October 31, 2004 and 2003	$59	$71

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the consolidated balance sheet.

For the Year Ended October 31, 2004
(in millions)
Balance at October 31, 2003	$33
Recognition of revenue	(19)
Deferral of revenue for new contracts	38

Balance at October 31, 2004	$52

Lease Guarantees

As of October 31, 2004, we have issued credit guarantees to CIT Group Inc. with an aggregate maximum exposure of $13 million that has been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

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

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent, which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. See Exhibits 3.2 and 10.6 of this document. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2004.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Restructuring and Asset Impairment

Summary

We currently have three restructuring plans — one initiated in the fourth quarter of 2001 (the “2001 Plan”), a second initiated in the fourth quarter of 2002 (the “2002 Plan”), and a third initiated in the first quarter of 2003 (the “2003 Plan”) after it became clear that the actions taken in fiscal 2001 and fiscal 2002 would not be sufficient to return the company to profitability.

All of our plans were designed to reduce costs and expenses in order to return the company to profitability. As of the end of 2004, we have reduced our workforce by approximately 16,700 people (approximately 15,100 from involuntary terminations and approximately 1,600 from net attrition) to 28,000 employees.

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

Actions for all plans have been focused on segments that were impacted most severely by the market downturn – primarily our test and measurement and semiconductor products businesses – but actions have also been taken to reduce the costs associated with support services such as finance, information technology, workplace services and to a lesser extent our other business segments. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

We have executed all key actions under our 2001 Plan, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Our 2002 Plan is complete. Our 2003 Plan is substantially complete, although we anticipate some charges in the first half of 2005 as we complete the Plan.

The 2001 Plan

The 2001 plan impacted the test and measurement business and the semiconductor products business and had little direct impact on the automated test and life sciences and chemical analysis businesses except as the plan related to support services reductions across all of our businesses.

We have executed all key actions under this plan, however we will continue to make lease payments over the next five years.

We continue to carry out our plan to consolidate excess facilities. During 2004 we recorded an additional $7 million in net charges and adjustments due primarily to reductions in our estimate of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected sublease income. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The cost of the 2001 Plan through October 31, 2004 was $533 million: $154 million in 2001, $357 million in 2002, $15 million in 2003 and $7 million in 2004.

A summary of restructuring activity for the 2001 Plan through October 31, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
		(in millions)
Balance at October 31, 2001	$52	$20	$17	$89
Total charge	175	53	129	357
Asset impairment	—	—	(146)	(146)
Cash payments	(210)	(10)	—	(220)

Balance at October 31, 2002	17	63	—	80
Total charge and adjustment (a)	—	24	(9)	15
Asset impairment	—	—	9	9
Cash payments	(17)	(25)	—	(42)

Balance at October 31, 2003	—	62	—	62
Total charge	—	7	—	7
Cash payments	—	(26)	—	(26)

Balance at October 31, 2004	$—	$43	$—	$43

(a)	Represents primarily changes in estimates relating to consolidation of excess facilities arising from a decline in real estate market conditions and an adjustment recorded within property, plant and equipment, net.

The 2002 Plan

On August 19, 2002, we announced our intention to further reduce our workforce by 2,500 to achieve a quarterly operating cost structure of approximately $1.6 billion. This plan primarily affected the manufacturing and field operations serving the wireline markets that are components of our test and measurement business as well as information technology support services.

Our workforce reductions impacted all regions, all expense categories and most of our segments, particularly our test and measurement and semiconductor products segments. We reduced the number of employees at production facilities that experienced declining demand, outsourced selective operations and also reduced the number of employees that provided information technology support services as we streamlined our operations with the implementation of our new information systems.

Our 2002 Plan is complete. The cost of the 2002 Plan through October 31, 2004 totaled $166 million: $117 million in 2002, $49 million in 2003 and zero in 2004.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activity for the 2002 Plan through October 31, 2004 is shown in the table below:

	Workforce Reduction	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Balance at July 31, 2002	$—	$—	$—
Total charge	83	34	117
Asset impairment	—	(34)	(34)
Cash payments	(15)	—	(15)

Balance at October 31, 2002	68	—	68
Total charge	44	5	49
Asset impairment	—	(5)	(5)
Cash payments	(98)	—	(98)

Balance at October 31, 2003	14	—	14
Cash payments	(14)	—	(14)

Balance at October 31, 2004	$—	$—	$—

The 2003 Plan

On February 21, 2003, we announced our intention to further reduce our quarterly operational costs to a level of $1.45 billion as part of the 2003 Plan. In order to accomplish this, we announced a workforce reduction of approximately 4,000 jobs in addition to previously announced cuts.

In order to achieve the goals of the 2003 Plan we have reduced our workforce by approximately 5,800 as of October 31, 2004, primarily in our U.S. operations. Reductions were made across all businesses with significant reductions in our test and measurement and semiconductor products businesses. We continued to reduce the number of employees at production facilities and employees that provide support services across all businesses. We have also reduced the number of research and development employees as we continue to look for opportunities to align our business with available markets.

With respect to the 2003 plan, we have continued to consolidate excess facilities. We have exited administrative office buildings, research and development facilities, and moved manufacturing to lower cost regions. Our plan to consolidate excess facilities resulted in increased charges of $28 million in 2004 and $13 million in 2003 for lease termination fees and losses estimated from sub-lease agreements.

During 2004, we incurred asset impairment charges of $25 million, primarily related to a manufacturing site in California. We announced our plans to exit this site, used primarily by the test and measurement business, during the second quarter of 2004. We may incur some additional asset impairment charges upon the sale of this site. In 2003 we incurred asset impairment charges of $57 million for fixed assets primarily owned by our semiconductor products segment.

As of October 31, 2004, the cost of the 2003 Plan totaled $462 million: $308 million in 2003 and $154 million in 2004.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activity for the 2003 Plan through October 31, 2004 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Balance at October 31, 2002	$—	$—	$—	$—
Total charge	238	13	57	308
Asset impairments	—	—	(57)	(57)
Cash payments	(234)	(4)	—	(238)

Balance at October 31, 2003	4	9	—	13
Total charge	101	28	25	154
Asset impairments	—	—	(25)	(25)
Cash payments	(84)	(14)	—	(98)

Balance at October 31, 2004	$21	$23	$—	$44

Summary information for combined plans

The restructuring accrual for all plans, which totaled $87 million as of October 31, 2004 and $89 million as of October 31, 2003, is recorded in other accrued liabilities on the consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next five years. Other payments, primarily severance, are expected within a one-year period.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below.

	Years Ended October 31,
	2004	2003	2002
	(in millions)
Cost of products and services	$54	$111	$210
Research and development	16	66	56
Selling, general and administrative	91	195	208

Total restructuring and asset impairment charges	$161	$372	$474

14.    Retirement Plans and Post-retirement Benefits

General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution plans. Additionally, we sponsor post-retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

Retirement, deferred profit-sharing, and post-retirement plans.    Worldwide costs included in net income (loss) from continuing operations were $142 million in 2004, $187 million in 2003 and $122 million in 2002.

Agilent provides U.S. employees, who meet eligibility criteria under the retirement and deferred profit-sharing plans, defined benefits which are generally based on an employee’s highest five

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consecutive years’ average pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under our fixed and frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”), which was closed to new participants in November 1993.

As of October 31, 2004 and 2003, the status of the Agilent Retirement Plan and DPSP for U.S. Agilent Employees follows.

	Agilent Retirement Plan		DPSP
	2004	2003	2004	2003
	(in millions)
Fair value of plan assets	$564	$488	$847	$863
Retirement benefit obligation	$718	$660	$847	$863

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (“the 401(k) Plan”). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee’s annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee’s annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense included in income (loss) from continuing operations was $36 million in 2004, $41 million in 2003 and $48 million in 2002.

Post-retirement benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in our Continued Group Medical or SeniorMed Plans (the “Post-retirement Medical Plans”). Our current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in a medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on the options chosen and length of service. Our U.S. retirees are also covered by a lump sum death benefit that is part of the Agilent Survivor Protection Plan.

Plan amendments.    In July 2004, the Compensation Committee of the Board of Directors approved design changes to Agilent’s Post-retirement Medical Plans and the Survivor Protection Plan. In addition, the Compensation Committee delegated certain authority to the Benefits Committee to amend plans as necessary to effectuate these design changes. The existing post-65 retirees are expected to be covered by a new Medicare Supplement Plan in 2005. The Medicare Supplement Plan will supplement Medicare coverage by reimbursing Medicare Parts A and B deductibles at 100 percent after Medicare pays its portion of the retiree’s expenses. No changes were made to the Post-retirement Medical Plans for current pre-65 retirees. The Post-retirement Medical Plans for certain future pre-65 retirees will be revised to establish retiree medical accounts for the benefit of such retirees, and will be funded with amounts as determined by Agilent, in lieu of the managed care and indemnity options currently offered under the Post-retirement Medical Plans.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finally, the Agilent Survivor Protection Plan was revised to eliminate the $5,000 Retiree Survivor Benefit for all U.S. retirees who retire on or after January 1, 2005. None of these design changes had a material impact on the financial statements as of and for the year ended October 31, 2004.

Components of net periodic cost.    For the years ended October 31, 2004, 2003 and 2002, our net pension and post-retirement benefit costs were comprised of:

	Pensions						U.S. Post Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)
Service cost — benefits earned during the period	$63	$70	$83	$41	$44	$42	$12	$13	$13
Interest cost on benefit obligation	39	44	46	52	46	41	32	30	27
Expected return on plan assets	(45)	(39)	(41)	(65)	(53)	(59)	(25)	(22)	(28)
Amortization and deferrals:
Actuarial loss (gain)	3	14	10	33	33	13	6	1	(8)
Prior service cost	1	1	1	—	—	—	(5)	—	—

Net plan costs	61	90	99	61	70	37	20	22	4
Curtailment loss (gain)	—	—	1	—	—	(1)	—	—	(41)
Settlement loss	—	—	5	—	4	7	—	—	—
Special termination benefits	—	—	—	—	1	1	—	—	—

Total net plan costs (income)	$61	$90	$105	$61	$75	$44	$20	$22	$(37)

Distribution of net plan costs (income):
Continuing operations	$61	$90	$105	$61	$75	$44	$20	$22	$(27)
Discontinued operations	—	—	—	—	—	—	—	—	(10)

Total net plan costs (income)	$61	$90	$105	$61	$75	$44	$20	$22	$(37)

Measurement date.    Agilent uses an October 31 measurement date for the U.S. plans and a September 30 measurement date for non-U.S. plans.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded status.    As of October 31, 2004 and 2003, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2004	2003	2004	2003	2004	2003
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$488	$407	$928	$657	$290	$256
Actual return on plan assets	49	89	72	95	26	49
Employer contributions	63	91	83	127	—	—
Participants’ contributions	—	—	6	8	—	—
Benefits paid	(40)	(100)	(36)	(35)	(16)	(15)
Transfer from DPSP	4	1	—	—	—	—
Special termination benefits	—	—	—	1	—	—
Currency impact	—	—	56	83	—	—
Curtailment/settlement impact — restructuring	—	—	—	(8)	—	—

Fair value — end of year	$564	$488	$1,109	$928	$300	$290

Change in benefit obligation:
Benefit obligation — beginning of year	$660	$761	$1,095	$957	$539	$437
Service cost	63	70	41	44	12	13
Interest cost	39	44	52	46	32	30
Participants’ contributions	—	—	6	8	—	—
Plan amendment	—	—	—	—	(123)	(25)
Actuarial (gain) loss	(9)	(88)	(37)	(8)	59	122
Benefits paid	(39)	(100)	(36)	(35)	(16)	(14)
Transfer from DPSP	4	1	—	—	—	—
Special termination benefits	—	—	—	1	—	—
Currency impact	—	—	68	102	—	—
Curtailment/settlement impact — restructuring	—	(28)	—	(20)	__—	(24)

Benefit obligation — end of year	$718	$660	$1,189	$1,095	$503	$539

Plan assets less than benefit obligation	$(154)	$(172)	$(80)	$(167)	$(203)	$(249)
Unrecognized net actuarial loss	19	34	374	425	172	120
Unrecognized prior service cost (benefit) related to plan changes	2	3	(5)	(5)	(141)	(23)

Net (accrued) prepaid costs	$(133)	$(135)	$289	$253	$(172)	$(152)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid defined benefit plan costs	$—	$—	$290	$253	$—	$—
Accrued defined benefit plan costs	(133)	(135)	(1)	(136)	—	—
Intangible assets	—	—	—	4	—	—
Additional minimum pension liability	—	—	—	132	—	—
Accrued post-retirement benefits costs	—	—	—	—	(172)	(152)

Net (accrued) prepaid costs	$(133)	$(135)	$289	$253	$(172)	$(152)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment policies and strategies.    Plan assets consist primarily of listed stocks and bonds. In the U.S. our Agilent Retirement Plan and post-retirement benefit assets are allocated approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP assets are allocated approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments consisting largely of private equity partnerships. We desire to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans are: maintain and enhance the purchasing power of the plans’ assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our assets are allocated between 50-75 percent to equities and 25-50 percent to fixed income investments depending on the plan. All plans’ assets are broadly diversified.

As of October 31, 2004 and October 31, 2003, our defined benefit plans in aggregate had projected benefit obligations (“PBO”) that were in excess of the fair value of the plan assets. The amounts of the obligations and assets for the plans were:

	U.S. Defined Benefit Plans October 31,		Non-U.S. Defined Benefit Plans October 31,
	2004	2003	2004	2003
	(in millions)
Aggregate projected benefit obligation (“PBO”)	$(718)	$(660)	$(1,189)	$(1,095)
Aggregate accumulated benefit obligation (“ABO”)	$(481)	$(422)	$(1,009)	$(924)
Aggregate fair value of plan assets	$564	$488	$1,109	$928

Contributions and estimated future benefit payments.    During fiscal year 2005, we expect to contribute $40 million to the Agilent Retirement Plan, $44 million to plans outside the U.S., and zero to the Post-retirement Medical Plans. We expect to pay the following benefit payments, which include expected future service.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Benefit Plans
	(in millions)
2005	$37	$23	$18
2006	$54	$26	$20
2007	$54	$29	$22
2008	$59	$33	$24
2009	$65	$37	$26
2010-2014	$368	$257	$158

No additional minimum pension liability was required for 2004 due to improved investment performance and employer contributions. For 2003, an additional minimum pension liability adjustment was required for our pension plans in Germany, Japan and the United Kingdom as the

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated benefit obligation of $439 million for those plans exceeded the $408 million of pension plan assets for those plans as of the measurement date. The $31 million difference was increased by $105 million for net prepaid pension costs for all of the affected plans and reduced by $4 million for intangible assets in the United Kingdom’s plan and one of the Japanese plans, resulting in a gross additional minimum pension liability of $132 million. Of this amount, $92 million impacted accumulated comprehensive loss in 2003, offset by $40 million applied to deferred tax assets. For 2002, an additional minimum pension liability adjustment was required for our pension plans in Germany, Japan and the United Kingdom as the accumulated benefit obligation of $529 million for those plans exceeded the $441 million of pension plan assets for those plans as of the measurement date. The $88 million difference was increased by $142 million for net prepaid pension costs for all of the affected plans and reduced by $6 million for intangible assets in the United Kingdom’s plan and one of the Japanese plans, resulting in a gross additional minimum pension liability of $224 million. Of this amount, $146 million impacted accumulated comprehensive loss in 2002, offset by $78 million applied to deferred tax assets.

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The impacts of the assumptions listed for the years 2004, 2003 and 2002 have already been recognized in our consolidated statement of operations. The assumptions for the year 2005 were used to determine the obligations presented as of October 31, 2004 in the funded status table above, and their impacts will be recognized in our consolidated statements of operations during 2005. The expected long-term return on assets of 8.50 percent is based on the historical rate of return for our chosen asset mix of equities and fixed income investments adjusted for anticipated future movements.

	Years Ended October 31,
	2005	2004	2003	2002
U.S. defined benefit plans:
Discount rate	5.75%	6.25%	6.75%	7.0%
Average increase in compensation levels	4.25%	4.25%	5.25%	5.5%
Expected long-term return on assets	8.50%	8.75%	8.75%	9.0%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.75%	2.0-5.5%	2.25-6.0%	2.5-6.5%
Average increase in compensation levels	2.5-4.25%	2.5-4.0%	3.5-4.25%	3.5-5.5%
Expected long-term return on assets	4.5-7.5%	5.0-7.5%	5.5-7.75%	6.5-8.5%
U.S. post-retirement benefits plans:
Discount rate	5.75%	6.25%	6.75%	7.0%
Expected long-term return on assets	8.50%	8.75%	8.75%	9.0%
Current medical cost trend rate	10.0%	10.0%	9.0%	7.75%
Ultimate medical cost trend rate	5.0%	5.0%	5.5%	5.5%
Medical cost trend rate decreases to ultimate rate in year	2010	2009	2007	2007

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2005 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$8	$(8)
Effect on post-retirement benefit obligations	$74	$(53)

15.    Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities and other long-term liabilities at October 31, 2004 and 2003 were as follows:

	October 31,
	2004	2003
	(in millions)
Other accrued liabilities
Accrued expenses	$77	$114
Restructuring	87	89
Warranty accruals	49	57
Lease guarantees	13	31
Other	35	20

Total other accrued liabilities	$261	$311

Other long-term liabilities
Retirement plans	$303	$285
Deferred compensation	46	37
Minority interest	28	25
Warranty accruals	10	14
Other	79	56

Total other long-term liabilities	$466	$417

Our accrued vacation balance totaled $201 million and $193 million at October 31, 2004 and 2003, respectively, and is recorded in employee compensation and benefits in the consolidated balance sheet.

16.    Senior Convertible Debentures and Lines of Credit

Senior convertible debentures.    On November 27, 2001, we completed a private offering of $1.15 billion aggregate principal amount of three percent senior convertible debentures (the “debentures”) due 2021 and generated net proceeds of $1.12 billion after deducting fees and expenses. The debentures are convertible at any time into our common stock at an initial conversion price of $32.22 per share (approximately 36 million shares), subject to adjustment (as defined in the related Indenture dated November 27, 2001). They are redeemable for cash at the company’s option

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning at any time on or after December 6, 2004 at a price equal to 100 percent of the principal amount plus interest. Holders of the debentures have the ability to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders also have the right to require us to repurchase all or a portion of the outstanding debentures if the company undergoes a Fundamental Change (as defined in the Indenture). The debentures bear interest at an annual rate of three percent, which is payable on June 1 and December 1 of each year beginning June 1, 2002. The interest rate will reset (as defined in the Indenture) in June 2006, June 2011 and June 2016, but in no event will it be reset below three percent or above five percent per annum. To date there have been no adjustments to the conversion price of the debentures.

Lines of credit.    Effective November 1, 2002, we terminated our $250 million five-year revolving credit facility that was due to expire on November 5, 2005 and did not extend the $250 million 364-day revolving credit facility that expired on November 1, 2002. There were no balances outstanding under either facility at October 31, 2004.

17.    Commitments

Operating Lease Commitments:    Agilent Technologies leases certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under leases at October 31, 2004 were $108 million for 2005, $87 million for 2006, $67 million for 2007, $55 million for 2008, $46 million for 2009 and $ 81 million thereafter. Certain leases require Agilent Technologies to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $116 million in 2004, $126 million in 2003 and $177 million in 2002.

18.    Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

19.    Segment Information

Description of segments.    We are a diversified technology company that provides enabling solutions to customers in markets within the communications, electronics, life sciences and chemical analysis industries.

We organize our business operations into four major businesses — test and measurement, automated test, semiconductor products, and life sciences and chemical analysis — each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

Our four reportable segments are as follows:

•	test and measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. These solutions include test and measurement instruments and systems, communications service and network monitoring, management, and optimization tools and software design tools and associated services;

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	automated test business provides test system solutions that are used in the manufacture of semiconductor devices, electronics (primarily printed circuit-board assemblies) and flat panel displays. Our test solutions enable electronics designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products;

•	semiconductor products business is a leading supplier of semiconductor components, modules and assemblies for consumer and commercial electronics applications. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers for sending and receiving data over high-speed networks and ICs for enterprise storage and networking; and

•	life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The profitability of each of the segments is measured after excluding amortization of goodwill, amortization and impairment of other intangibles, restructuring and asset impairment charges and other items as noted in the reconciliation below.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Year Ended October 31, 2004:
Total net revenue	$2,903	$924	$2,021	$1,333	$7,181
Income from operations	$219	$66	$166	$192	$643
Depreciation Expense	$103	$30	$94	$39	$266
Year Ended October 31, 2003:
Total net revenue	$2,529	$755	$1,586	$1,186	$6,056
(Loss) income from operations	$(315)	$(34)	$(59)	$148	$(260)
Depreciation Expense	$128	$30	$118	$35	$311
Year Ended October 31, 2002:
Total net revenue	$2,612	$706	$1,559	$1,133	$6,010
(Loss) income from operations	$(710)	$(70)	$(115)	$140	$(755)
Depreciation Expense	$121	$30	$176	$30	$357

The following table reconciles segment results to Agilent’s total enterprise results from continuing operations before taxes:

	Years Ended October 31,
	2004	2003	2002
	(in millions)
Total reportable segments’ income (loss) from operations	$643	$(260)	$(755)
Amortization of goodwill	—	—	(326)
Amortization and impairment of intangibles	(20)	(55)	(52)
Restructuring and asset impairment	(161)	(372)	(474)
Other asset impairment	(15)	(15)	(13)
Retirement plans net curtailment and settlement (loss) gain	—	(5)	19
Unallocated corporate charges and other	(7)	17	54

Income (loss) from continuing operations before taxes, as reported	$440	$(690)	$(1,547)

Depreciation and amortization expense:
Total reportable segments’ depreciation	$266	$311	$357
Corporate amortization expense	26	51	378

Total depreciation and amortization expense, as reported	$292	$362	$735

Major customers.    No customer represented 10 percent or more of our total net revenue in 2004, 2003 or 2002.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, we changed the basis by which segment assets are measured and reported to the chief operating decision maker to include allocated corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. Unallocated assets primarily consist of cash and cash equivalents, accumulated amortization of goodwill and other intangibles, the valuation allowance relating to deferred tax assets and other assets. The following table reflects the updated measure of segment assets, capital expenditures and investments in equity-method investees and capital expenditures directly managed by each segment. All amounts have been reclassified to conform to the current period presentation:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
As of October 31, 2004:
Assets	$2,148	$718	$1,434	$725	$5,025
Capital expenditures	$43	$14	$47	$14	$118
Investments in and advances to equity-method investees	$23	$—	$103	$—	$126
As of October 31, 2003:
Assets	$2,268	$804	$1,420	$680	$5,172
Capital expenditures	$85	$23	$70	$27	$205
Investments in and advances to equity-method investees	$25	$—	$75	$—	$100

The following table reconciles segment assets to Agilent’s total assets:

	October 31
	2004	2003
	(in millions)
Total reportable segments’ assets	$5,025	$5,172
Cash and cash equivalents	2,315	1,607
Other	(284)	(482)

Total assets	$7,056	$6,297

Geographic Information

	United States	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2004	$2,213	$834	$4,134	$7,181
Year ended October 31, 2003	$2,203	$657	$3,196	$6,056
Year ended October 31, 2002	$2,355	$597	$3,058	$6,010
Long-lived assets:
October 31, 2004	$936	$240	$830	$2,006
October 31, 2003	$1,030	$270	$654	$1,954

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31	April 30	July 31	October 31
	(in millions, except per share data)
2004	(1)	(2)	(3)	(4)
Net revenue	$1,643	$1,831	$1,885	$1,822
Cost of products and services and other	904	1,023	1,089	1,042
Income from operations	79	111	107	89
Net income	$71	$104	$100	$74

Net income per share:
Basic	$0.15	$0.22	$0.21	$0.15
Diluted	$0.14	$0.21	$0.20	$0.15
Weighted average shares used in computing net income per share:
Basic	480	481	485	486
Diluted	490	495	491	490
Range of stock prices on NYSE	$24.97-38.80	$26.91-37.62	$22.63-29.68	$19.51-25.31

2003	(5)	(6)	(7)	(8)
Net revenue	$1,412	$1,467	$1,502	$1,675
Cost of products and services and other	880	958	951	961
Income (loss) from operations	(256)	(335)	(190)	56
Income (loss) from continuing operations	(112)	(146)	(1,545)	13
Cumulative effect of adopting SFAS No. 142	(257)	—	(11)	—
Net income (loss)	$(369)	$(146)	$(1,556)	$13

Net income (loss) per share — Basic and Diluted:
Net income (loss) from continuing operations	$(0.24)	$(0.31)	$(3.25)	$0.03
Cumulative effect of adopting SFAS No. 142	(0.54)	—	(0.03)	—

Net income (loss)	$(0.78)	$(0.31)	$(3.28)	$0.03

Weighted average shares used in computing net income (loss) per share:
Basic	471	471	475	476
Diluted	471	471	475	481
Range of stock prices on NYSE	$13.19-20.30	$11.30-16.82	$15.48-22.64	$20.31-26.48

NOTES:

(1)	Includes pre-tax restructuring and asset impairment charges of $45 million primarily relating to severance expenses
(2)	Includes pre-tax restructuring and asset impairment charges of $20 million primarily relating to severance expenses
(3)	Includes pre-tax restructuring and asset impairment charges of $42 million primarily relating to severance expenses
(4)	Includes pre-tax restructuring and asset impairment charges of $54 million primarily relating to severance expenses
(5)	Includes pre-tax restructuring and asset impairment charges of $42 million primarily relating to severance expenses
(6)	Includes pre-tax restructuring and asset impairment charges of $131 million primarily relating to severance expenses
(7)	Includes pre-tax restructuring and asset impairment charges of $141 million primarily relating to severance expenses and a non-cash charge to establish a tax valuation allowance of $1.4 billion
(8)	Includes pre-tax restructuring and asset impairment charges of $58 million primarily relating to severance expenses

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ D. CRAIG NORDLUND
D. Craig Nordlund Senior Vice President, General Counsel and Secretary

Date:  December 21, 2004

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

Signature	Title	Date

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2004

/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 21, 2004

/s/ DIDIER HIRSCH Didier Hirsch	Vice President and Corporate Controller (Principal Accounting Officer)	December 21, 2004

/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 21, 2004

/s/ JAMES G. CULLEN James G. Cullen	Director	December 21, 2004

/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 21, 2004

/s/ WALTER B. HEWLETT Walter B. Hewlett	Director	December 21, 2004

/s/ ROBERT L. JOSS Robert L. Joss	Director	December 21, 2004

/s/ HEIDI KUNZ Heidi Kunz	Director	December 21, 2004

/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 21, 2004

/s/ A. BARRY RAND A. Barry Rand	Director	December 21, 2004

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

Exhibit Number	Description

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-8.	Not applicable.

9.	None.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.8	Agilent Technologies, Inc. Deferred Compensation Plan (amended and restated as of March 19, 2002). Incorporated by reference from the Company’s Form 10-K filed December 20, 2002.*

Exhibit Number	Description
10.9	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.10	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.11	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.12	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.13	Form of Change of Control Severance Agreement entered into by the Company with Byron J. Anderson, Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.14	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with its Chief Executive Officer. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.15	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.16	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.17	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.18	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.19	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.20	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

10.21	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Young K. Sohn, William P. Sullivan, Jack P. Trautman, Chris van Ingen, Thomas E. White and with its Chief Executive Officer. Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q filed June 3, 2004.*

Exhibit Number	Description
10.22	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-Q filed June 3, 2004.*

10.23	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s Form 10-Q filed June 3, 2004.*

10.24	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed September 2, 2004. *

10.25	Agilent Technologies, Inc. Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company’s 10-Q filed September 2, 2004.*

10.26	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.27	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.28	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed November 12, 2004.*

10.29	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.30	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.31	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.32	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.33	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.34	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.35	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.36	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.37	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.38	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

10.39	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*

Exhibit Number	Description
10.40	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.

10.42	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 19, 2004.*

10.43	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 19, 2004.*

11.1	See Note 6, “Net Income (Loss) Per Share” in Notes to Consolidated Financial Statements on page 92.

12.1	Statement of ratio of earnings to fixed charges.

13.	None.

14.1	See Investor Information in Item 1: Business, p. 26 of this Annual Report on Form 10-K.

15.	Not applicable.

16.	None.

17.	Not applicable.

18.	None.

19-20.	Not applicable

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2004.

22.	None.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.

25-30.	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98.	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.