Form 10-Q
period 2005-01-31
AGILENT TECHNOLOGIES INC
filed 2005-03-10
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES ☒    NO ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT JANUARY 31, 2005
COMMON STOCK, $0.01 PAR VALUE	491,163,718 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2005	2004
Net revenue:
Products	$1,432	$1,437
Services and other	226	206

Total net revenue	1,658	1,643
Costs and expenses:
Cost of products	774	777
Cost of services and other	133	127

Total costs	907	904
Research and development	232	229
Selling, general and administrative	424	431

Total costs and expenses	1,563	1,564

Income from operations	95	79
Other income, net	29	4

Income before taxes	124	83
Provision for taxes	21	12

Net income	$103	$71

Net income per share – Basic	$0.21	$0.15
Net income per share – Diluted	$0.21	$0.14

Weighted average shares used in computing net income per share:
Basic	491	480
Diluted	496	490

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	January 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,483	$2,315
Accounts receivable, net	946	1,044
Inventory	1,037	1,026
Other current assets	183	192

Total current assets	4,649	4,577
Property, plant and equipment, net	1,235	1,258
Goodwill and other intangible assets, net	459	443
Other assets	807	778

Total assets	$7,150	$7,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408	$441
Employee compensation and benefits	457	545
Deferred revenue	295	284
Income and other taxes payable	351	340
Other accrued liabilities	260	261

Total current liabilities	1,771	1,871
Senior convertible debentures	1,150	1,150
Other liabilities	461	466

Total liabilities	3,382	3,487
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 491 million shares at January 31, 2005 and 487 million shares at October 31, 2004 issued and outstanding	5	5
Additional paid-in-capital	5,255	5,195
Accumulated deficit	(1,707)	(1,810)
Accumulated comprehensive income	215	179

Total stockholders’ equity	3,768	3,569

Total liabilities and stockholders’ equity	$7,150	$7,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$103	$71
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	81
Deferred taxes	8	(7)
Excess and obsolete inventory-related charges	20	2
Non-cash restructuring and asset impairment charges	8	12
Net gain on sale of assets	(9)	—
Changes in assets and liabilities:
Accounts receivable	102	47
Inventory	(32)	(71)
Accounts payable	(25)	6
Employee compensation and benefits	(88)	(92)
Income taxes and other taxes payable	8	(30)
Other current assets and liabilities	(5)	30
Other long-term assets and liabilities	(16)	(19)

Net cash provided by operating activities	137	30

Cash flows from investing activities:
Investments in property, plant and equipment	(44)	(29)
Proceeds from sale of property, plant and equipment	7	—
Proceeds from sale of investments	10	—
Increase in restricted cash	(20)	—
Purchases of other intangible assets	(10)	(5)

Net cash used in investing activities	(57)	(34)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	58	66
Net borrowings (payments) of notes payable and short-term borrowings	23	(1)

Net cash provided by financing activities	81	65

Effect of exchange rate movements	7	10
Net increase in cash and cash equivalents	168	71
Cash and cash equivalents at beginning of period	2,315	1,607

Cash and cash equivalents at end of period	$2,483	$1,678

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

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated statement of cash flows for the period ended January 31, 2004 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2004 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of January 31, 2005 and October 31, 2004, condensed consolidated results of operations for the three months ended January 31, 2005 and 2004, and cash flow activities for the three months ended January 31, 2005 and 2004.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-b (“FSP 109-b”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. FSP 109-b allows Agilent up until October 31, 2005 to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes.” The range of possible amounts that Agilent is considering for repatriation under this provision is between zero and $970 million. The potential impact to income taxes and net income is between zero and $51 million.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The EITF gave guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of this new guidance did not have an impact on our financial position, results of operations or cash flows.

4. SHARE-BASED COMPENSATION

We follow the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Compensation expense for discounted options, stock appreciation rights, shares issuable under the Long-Term Performance Program (“LTPP”) and restricted stock is recognized based on the intrinsic value method defined by APB Opinion No. 25. This compensation expense was not material for any of the periods presented.

Pro forma net income and net income per share information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the Agilent Technologies, Inc. Employee Stock Purchase Plan (“423(b) Plan”), the LTPP and the Option Exchange Program, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended January 31,
	2005	2004
	(in millions, except per share data)
Net income as reported	$103	$71
SFAS No. 123 based compensation	(60)	(62)
Tax impact (1)	4	—

Net income – pro forma	$47	$9

Basic net income per share – as reported	$0.21	$0.15
Basic net income per share – pro forma	$0.10	$0.02

Diluted net income per share – as reported	$0.21	$0.14
Diluted net income per share – pro forma	$0.09	$0.02

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock option expense for employees in the U.S. and the U.K. jurisdictions.

The fair value of options granted during the three months ended January 31, 2005 and 2004 was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended January 31,
	2005		2004
	Options	423(b) Plan	Options	423(b) Plan
Risk-free interest rate	3.49%	2.39%	3.23%	1.18%
Dividend yield	0%	0%	0%	0%
Volatility (1)	39%	37%	57%	36%
Expected life (2)	4 years	0.5-2 years	5.5 years	0.5-1 year

(1)	For the three months ended January 31, 2004, we used our historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the three months ended January 31, 2005, for our employee stock options, we used a 4-year period, of equally weighted historical volatility and market-based implied volatility for the computation of stock-based compensation. For the three months ended January 31, 2005, for the 423(b) Plan, we used a market-based implied volatility. Management believes that the new estimates of volatility are more representative of future trends.

(2)	Management has revised the assumption for expected life to 4 years, because we believe that the new estimate is more representative of future trends. We have determined that the expected life of stock options granted in the first quarter of 2005 is 4 years compared to the previous estimate of 5.5 years used in 2004. In determining the new estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees.

SFAS 123 requires the use of highly subjective assumptions within option pricing models to determine the value of employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2005:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2004	$191	$93	$98	$40	$422
Foreign currency translation impact	5	2	1	—	8

Goodwill at January 31, 2005	$196	$95	$99	$40	$430

The component parts of other intangibles as of January 31, 2005 and October 31, 2004 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2004:
Purchased technology	$143	$128	$15
Customer relationships	29	23	6

Total	$172	$151	$21

As of January 31, 2005:
Purchased technology	$154	$130	$24
Customer relationships	29	24	5

Total	$183	$154	$29

The net book value of other intangibles includes $1 million favorable impact related to currency during 2005. We purchased $10 million of other intangibles during the three months ended January 31, 2005, which was related to one acquisition. Pro forma disclosures are not required for this acquisition as it was not material.

Amortization for intangible assets was $3 million for the three months ended January 31, 2005 and $11 million for the same period in the prior year. Future amortization expense related to existing intangible assets is estimated to be $8 million for the remainder of 2005, $8 million for 2006, $7 million for 2007 and $6 million thereafter.

6. NET INCOME PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended January 31,
	2005	2004
	(in millions, except per share data)
Numerator:
Net Income	$103	$71
Denominators:
Basic weighted-average shares	491	480
Potentially dilutive common stock equivalents – stock options and other employee stock plans	5	10

Diluted weighted-average shares	496	490

The computations of diluted net income per share for the three months ended January 31, 2005 and 2004 do not include 36 million shares issuable upon conversion of our $1.15 billion senior convertible debentures as the effect, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share,” was not dilutive for those periods. In addition, the following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were antidilutive.

	Three Months Ended January 31,
	2005	2004
Options to purchase shares of common stock (in millions)	55	28
Weighted-average exercise price	$32	$39
Average common stock price	$23	$29

7. INVENTORY

	January 31, 2005	October 31, 2004
	(in millions)
Finished goods	$313	$293
Work in progress	115	113
Raw materials and purchased parts	609	620

Total Inventory	$1,037	$1,026

8. GUARANTEES

Standard Warranty

Our warranty terms typically extend 90 days after delivery for on-site repairs and mostly one year, but also include three year agreements, for products returned to us for repair. Our warranty is accounted for in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. We accrue for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of products when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

	2005	2004
	(in millions)
Balance at October 31, 2004 and 2003	$59	$71
Accruals for warranties issued during the period	12	19
Accruals related to pre-existing warranties (including changes in estimates)	2	2
Settlements made during the period	(18)	(19)

Balance at January 31, 2005 and 2004	$55	$73

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet.

	2005	2004
	(in millions)
Balance at October 31, 2004 and 2003	$52	$33
Recognition of revenue	(12)	(6)
Deferral of revenue for new contracts	11	6

Balance at January 31, 2005 and 2004	$51	$33

Lease Guarantees

As of January 31, 2005, we have issued credit guarantees with an aggregate maximum exposure of $10 million that have been fully accrued as a component of other accrued liabilities. In addition to the credit guarantees, we gave CIT Group Inc. or its affiliated companies guarantees that could require us to repurchase individual leases if, for example, the documentation we provided to support the lease was not materially accurate. In our opinion, the fair value of these additional guarantees is not material.

9. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2005	2004
	(in millions)
Net income	$103	$71
Other comprehensive income:
Change in unrealized gain on investments, net	5	4
Change in unrealized loss on derivative instruments, net	(6)	(3)
Reclassification adjustment relating to investments included in net income, net	4	4
Reclassification adjustment relating to derivatives, net	2	3
Foreign currency translation, net	30	100
Change in minimum pension liability	1	—

Comprehensive income	$139	$179

10. RESTRUCTURING AND ASSET IMPAIRMENT

Summary

In the first quarter of 2005, we had activity related to two remaining restructuring plans – one initiated in the fourth quarter of 2001 (the “2001 Plan”) and one initiated in the first quarter of 2003 (the “2003 Plan”). We have executed all key actions on both remaining plans. Although both plans are in the process of winding down, we do expect some further workforce reduction charges related to the 2003 plan throughout 2005. In addition, there may be future changes in estimates for the consolidation of excess facilities related to changes in market conditions from those originally expected at the time the charges were recorded.

A summary of restructuring activity for all plans from October 31, 2004 through January 31, 2005 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2004	$21	$66	$—	$87
Total charge	6	—	1	7
Asset impairments	—	—	(1)	(1)
Cash payments	(15)	(8)	—	(23)

Ending balance at January 31, 2005	$12	$58	$—	$70

The restructuring accruals for all plans, which totaled $70 million as of January 31, 2005 and $87 million as of October 31, 2004 are recorded in other accrued liabilities on the condensed consolidated balance sheet and represent estimated future cash outlays. Lease payments are expected over the next 5 years.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below:

	Three Months Ended January 31,
	2005	2004
	(in millions)
Cost of products and services	$3	$8
Research and development	1	10
Selling, general and administrative	3	27

Total restructuring and asset impairment charges	$7	$45

Other asset impairment charges

We incurred asset impairment charges primarily to recognize the other than temporary impairment of investments that we hold on a cost basis to their fair value. Charges related to these asset impairments were $4 million and $8 million for the three months ended January 31, 2005 and for the same period in 2004. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

11. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2005 and 2004, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2005	2004	2005	2004	2005	2004
	(in millions)
Service cost — benefits earned during the period	$16	$16	$10	$10	$1	$4
Interest cost on benefit obligation	10	10	15	12	7	8
Expected return on plan assets	(12)	(11)	(19)	(16)	(6)	(6)
Amortization and deferrals:
Actuarial loss	—	1	8	8	2	2
Prior service cost	—	—	—	—	(3)	(1)

Net plan costs	$14	$16	$14	$14	$1	$7

We contributed approximately $46 million to fund our various defined benefit plans during the three months ended January 31, 2005 and $78 million for the same period in 2004. We expect to contribute approximately $38 million during the remainder of 2005.

12. SEGMENT INFORMATION

We are a diversified technology company that provides enabling solutions to customers in markets within the communications, electronics, life sciences and chemical analysis industries. We organize our business operations into four major groups, test and measurement, automated test, semiconductor products, and life sciences and chemical analysis, each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called infrastructure charges, include costs of centralized research and development, legal, accounting, corporate development, human resources, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

In the first quarter of 2005, we refined how infrastructure charges are allocated across the segments. In addition to this change, a small division of the test and measurement segment was transferred into the semiconductor products segment. All historical amounts have been reclassified to conform to the current period presentation.

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily a depiction that is in conformity with accounting principles generally accepted in the U.S. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

Income from operations of each of the segments is measured after excluding other intangible amortization, restructuring and asset impairment charges, and other unallocated corporate related charges.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
Three months ended January 31, 2005:
Total net revenue	$700	$155	$450	$354	$1,659
Income from operations	$63	$(34)	$27	$51	$107
Three months ended January 31, 2004:
Total net revenue	$637	$219	$474	$313	$1,643
Income from operations	$5	$21	$60	$47	$133

The following table reconciles segment results to Agilent’s total enterprise results before taxes:

	Three Months Ended January 31,
	2005	2004
	(in millions)
Total reportable segments’ income from operations	$107	$133
Amortization and impairment of intangibles	(3)	(11)
Restructuring and asset impairment	(7)	(45)
Unallocated infrastructure charges and other	(2)	2
Other income (expense), net	29	4

Income before taxes, as reported	$124	$83

In the first quarter of 2005, we refined the methodology for allocating corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. The following table reflects the updated measure of segment assets directly managed by each segment. All historical amounts have been reclassified to conform to the current period presentation:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Assets:
As of January 31, 2005	$2,025	$702	$1,404	$704	$4,835
As of October 31, 2004	$2,156	$703	$1,434	$732	$5,025

The following table reconciles segment assets to Agilent’s total assets:

	January 31, 2005	October 31, 2004
	(in millions)
Total reportable segments’ assets	$4,835	$5,025
Cash and cash equivalents	2,483	2,315
Other, including valuation allowance	(168)	(284)

Total assets	$7,150	$7,056

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, our image sensor technology, effects from the sale of our camera module business, the volatility of our flash memory business, growth in our businesses, changes to our critical accounting policies and the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our potential repatriation of earnings, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, our expenses, our obligations under and assumptions about our retirement and post-retirement benefit plans, our contributions to our defined benefit plans, our lease payment obligations, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), is a global diversified technology organization that provides enabling solutions to technology markets within the communications, electronics, life sciences and chemical analysis industries. Agilent’s business segments are organized according to the customers and markets they serve: test and measurement, automated test, semiconductor products, and life sciences and chemical analysis. Our growth strategy focuses on market opportunities in the communications, electronics and life sciences industries.

Net income for the three months ended January 31, 2005 was $103 million, an increase of $32 million over net income of $71 million for the same period last year on a revenue increase of only $15 million during the same period. We benefited primarily from an improved cost structure due to the completion of the majority of our restructuring activities.

Total orders were down 7 percent from the same period last year and flat in comparison to the fourth quarter of 2004. Revenue was up 1 percent versus the same period last year. We saw a weakness in the semiconductor-related markets and in wireless handset manufacturing test. We believe the semiconductor and related markets are working through inventory and capacity issues and that these markets will improve gradually as we move through the year. This weakness was offset by strength in our life science and chemical analysis business where there was growing demand for our test solutions, as large pharmaceutical companies sought to increase their productivity. There was also strength in the chemical, food safety, and environmental testing markets.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which has been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended January 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Adoption of New Pronouncements

During our first fiscal quarter, the FASB issued a FSP 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” and EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” Refer to Note 3 of the Condensed Consolidated Financial Statements for a description of the pronouncements, including the expected dates of adoption and the effects on our results of operations and financial position.

Restructuring and Asset Impairment

We have executed all key activities on our remaining plans. However, lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters. See Note 10 of the Condensed Consolidated Financial Statements for a description of the restructuring and asset impairment activity.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets or liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net income in the periods presented. For example, the weakening of the U.S. dollar during the first quarter of 2005 led to an increase in revenue of approximately $30 million, which primarily affected Europe and Japan. However, this was offset by an increase to cost of sales of approximately $10 million and an increase to operating expenses of approximately $15 million relating to those foreign currency movements. Our hedging activities resulted in an increase to cost of sales of approximately $6 million for the three months ended January 31, 2005.

Results of Operations

Orders and Net Revenue

	Three Months Ended January 31,		Yr over Yr % Change
	2005	2004
	(in millions)
Orders	$1,605	$1,731	(7)%

Net revenue from products	$1,432	$1,437	—
Net revenue from services and other	226	206	10%

Total net revenue	$1,658	$1,643	1%

	Three Months Ended January 31,		Yr over Yr % Change
Net revenue by region	2005	2004
	(in millions)
Americas	$559	$573	(2)%
Europe	390	363	7%
Asia Pacific	709	707	—

Total net revenue	$1,658	$1,643	1%

We believe that backlog is not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our future medium- to long-term business prospects. However, for our semiconductor products business, neither backlog nor orders are indicative of future business prospects since the time between receipt of an order and revenue recognition decreased significantly during the past year.

Quarterly orders decreased 7 percent in comparison to the three months ended January 31, 2004. In the three months ended January 31, 2005, net revenue was $1,658 million, an increase of 1 percent in comparison to the same period last year.

Quarterly orders and net revenue were affected by the weakness in semiconductor-related markets and in wireless handset manufacturing test markets, offset by the life sciences and chemical analysis markets which showed sustained strength. The automated test business had decreases in orders and revenue as compared to the same period last year, driven by weak volumes and intense competitive pressure.

In year-over-year comparison, net revenue was down 2 percent in the Americas, increased 7 percent in Europe and was flat in Asia Pacific. The impact of foreign currency movement led to an increase of approximately $30 million in net revenues due to the weakening of the U.S. dollar during the three months ended January 31, 2005. The currency impact was approximately $20 million due to the Euro and approximately $10 million due to the Yen. Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 10 percent for the three months ended January 31, 2005 compared to the same period in 2004. Service revenue generally increases proportionately with product revenue. However, for the first quarter of 2005, our automated test business had a decrease in product revenue, but stable service revenue, due to the length of service contracts within that business.

Costs and Expenses

	Three Months Ended January 31,		Yr over Yr Point Change
	2005	2004
Cost of products as a percentage of product net revenue	54%	54%	—
Cost of services and other as a percentage of service and other revenue	59%	62%	(3)
Total cost of products and services as a percentage of total net revenue	55%	55%	—
Operating margins	6%	5%	1

The cost of products as a percentage of product net revenue remained flat in comparison to the same period last year. The test and measurement business’ cost of products decreased as a percentage of product net revenue, due to higher volumes and the transfer of manufacturing to low cost regions. The semiconductor products and automated test businesses’ cost of products increased as a percentage of product net revenue due to lower volumes, product mix and a decrease in average selling costs. The cost of services and other as a percentage of service and other revenue decreased by 3 percent driven primarily by the automated test business. Total cost of products and services increased due to a currency impact of approximately $10 million. This was offset by a decrease in restructuring charges of $5 million in comparison to the three months ended January 31, 2004. Inventory charges and sales of fully reserved inventory were $20 million and $4 million, respectively for the three months ended January 31, 2005. For the same period last year, inventory charges and sales of fully reserved inventory were $2 million and $5 million, respectively.

Research and development expenses increased 1 percent in dollar terms and remained flat as a percentage of total net revenues for the three months ended January 31, 2005, as compared to the same period last year. We are maintaining control over our spending in research and development, offset by a slight increase in investments in the life sciences and chemical analysis business. Research and development expenses increased due to a currency impact of approximately $5 million caused by the weakening U.S. dollar, offset by a decrease in restructuring charges of $9 million in comparison to the three months ended January 31, 2004. Although we remain committed to bringing new products to market, we are taking a more focused, strategic approach to align our businesses with available markets.

Selling, general and administrative expenses decreased 2 percent in dollar terms and remained flat as a percentage of total net revenues for the three months ended January 31, 2005, as compared to the same period last year. Selling, general and administrative expenses increased approximately $10 million due to the weakening of the U.S. dollar, offset by a decrease in restructuring charges of $24 million in comparison to the three months ended January 31, 2004.

The improvement in operating margins compared to the prior year was primarily attributable to a reduction in restructuring cost of $38 million. We are focusing on reducing our costs of products and services and have moved towards a more variable cost structure. However, we expect increases in expenses in the next quarter due to wage increases, vacation accruals and increased FICA.

At January 31, 2005, our headcount was approximately 28,000 as it was at January 31, 2004. We believe the majority of our restructuring efforts are complete. Lease payments are expected over the next 5 years. Other payments, primarily severance, are expected within a one-year period but primarily within the next two quarters.

Other Income (Expense), Net

The following table presents the components of other income and expense for the three months ended January 31, 2005 and 2004:

	Three Months Ended January 31,
	2005	2004
	(in millions)
Interest income	$13	$5
Interest expense	(6)	(8)
Equity investment income	9	5
Rental income	7	5
Investment gain (loss)	3	(8)
Currency loss	—	(2)
Other	3	7

Other income (expense), net	$29	$4

In the period ended January 31, 2005, other income (expense), net increased by $25 million compared to the same period in 2004. The increase of $25 million accounted for the majority of our increase in income before taxes, which increased $41 million compared to the three months ended January 31, 2004.

Tax Valuation Allowance and Provision for Taxes

For the three months ended January 31, 2005, we recorded an income tax provision of $21 million as compared with an income tax provision of $12 million for the corresponding period in 2004. The current quarter provision was recorded for taxes on income generated in jurisdictions other than the U.S. and U.K. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S. and the U.K. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2005, the current estimate of the annual effective tax rate is 17 percent. This tax rate reflects taxes other than U.S. and U.K. income taxes, which continue to be recorded as decreases to and increases in the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses outside the U.S. and U.K. jurisdictions having varying statutory rates.

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges at the enterprise level are discussed in Note 10 of the Condensed Consolidated Financial Statements.

General Infrastructure and Shared Services

Infrastructure costs were flat for the three months ended January 31, 2005, compared to same period last year. We allocate expenses to our businesses according to usage of related services.

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

Orders and Net Revenue

	Three Months Ended January 31,		Yr over Yr Change
	2005	2004
	(in millions)
Orders	$652	$636	3%

Net revenue from products	$595	$542	10%
Net revenue from services and other	105	95	11%

Total net revenue	$700	$637	10%

Income from operations	$63	$5	1,160%
Operating margin	9%	1%	8 ppts

Overall orders for the three months ended January 31, 2005 were up 3 percent compared to last year. Growth in the Americas was flat compared to an increase in Europe of 20 percent. This was offset by a 3 percent decline in Asia that was driven by weaker handset manufacturing demand.

Communications test orders accounted for 70 percent of the test and measurement business and were up 3 percent year-over-year. The softness in wireless handset manufacturing was offset by improvement in our signal analysis and component test divisions. General purpose test orders accounted for 30 percent of the test and measurement business and were up 1 percent year-over-year. We continued to gain share in oscilloscopes with our high-speed scopes.

Revenues for the quarter were $700 million, 10 percent higher than a year ago, with communications test up 7 percent and general purpose up 16 percent. In communications test we experienced some year over year softness in wireless test (primarily one box testers), but significant improvement within component test and signal analysis test. The growth in our general-purpose test businesses was driven by strength in integrated circuits (“IC”) lithography and basic instruments such as multi-meters and oscilloscopes.

Looking forward, we expect gradual growth for our test and measurement business. We anticipate order and revenue growth in our communications test business to be driven by the rollout of wireless 3G services (high data rate, multi-media), and wireline opportunities in broadband access, VoIP, and fiber-to-the-home. Our general purpose test business stands to benefit from increased interest in homeland security.

Costs and Expenses

The following table shows the percentage point change in our test and measurement business’ costs and expenses as a percentage of net revenue for the three months ended January 31, 2005 and 2004.

Change as a % of Net Revenue	Yr over Yr Point Change
Cost of products and services	(4)
Research and development	(1)
Selling, general and administrative	(4)

Cost of products and services as a percentage of net revenue decreased 4 percentage points for the first quarter of 2005 compared to a year ago. The reduction was attributable to restructuring savings of approximately $8 million, higher volumes, improvements in discount levels, and the transfer of manufacturing to low cost regions. For the three months ended January 31, 2005, inventory charges were $7 million and sales of fully reserved inventory were $1 million. During the same period last year, inventory charges were $1 million and sales of fully reserved inventory were $3 million.

Research and development expenses as a percent of net revenue fell 1 percentage point from last year, due to continued spending restraint and a larger revenue base. A 4 percentage point reduction in selling, general and administrative expenses was achieved through incremental restructuring savings of approximately $5 million and lower infrastructure costs.

Income from Operations

Operating profit for the three months ended January 31, 2005 showed improvement compared to the same period last year. Increased profitability was driven by higher revenue, lower discounts, and the creation of a leaner cost structure during the past year as a three-year restructuring effort was largely completed. Compared to last year’s three month period, we had an increase of $63 million in revenue, which resulted in a $58 million increase in operating profits. Our test and measurement business achieved a return on invested capital (“ROIC”) of 12 percent for the current quarter compared to 2 percent ROIC during the same period last year.

Automated Test

Our automated test business provides test solutions that are used in the manufacture of semiconductor devices, electronics (primarily printed circuit-board assemblies) and flat panel displays. These solutions are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our automated test business’ test solutions enable electronics designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes and accelerate the high-volume delivery of their products.

Orders and Net Revenue

	Three Months Ended January 31,		Yr over Yr Change
	2005	2004
	(in millions)
Orders	$160	$200	(20)%

Net revenue from products	$114	$178	(36)%
Net revenue from services and other	41	41	—

Total net revenue	$155	$219	(29)%

(Loss) income from operations	$(34)	$21	(262)%
Operating margin	(22%)	10%	(32	) ppts

Our automated test business had a difficult first quarter, with the lowest revenue since the second quarter of fiscal year 2003. Overall, we believe this cycle has reached its bottom, but business is still weak compared to the first quarter of last year.

Orders for the three months ended January 31, 2005 were down 20 percent from last year, with declines in orders for system-on-a-chip (“SOC”) and manufacturing test systems, partially offset by year-over-year increases in parametric and flash memory test systems.

Semiconductor test orders, approximately 80 percent of this business, were down 20 percent for the three months ended January 31, 2005 compared to the same period last year. The key drivers for the decrease in the first quarter were excess capacity and uncertain demand in the SOC device market. Utilization rates for Agilent SOC testers at semiconductor contract manufacturers (“SCMs”) increased a few percentage points sequentially. Normally, the increase in utilization would signal a jump in orders. However, the rebound has been slow because of excess overall industry capacity and a lack of visibility by SCMs into the buying intentions of their customers. Parametric test products were strong with growth rates of 30 percent for the three months ended January 31, 2005 compared to the same time last year as 300 MM fab investment continued.

Manufacturing test orders, approximately 20 percent of this business, were down approximately 18 percent for the three months ended January 31, 2005 compared to the same period last year. The decrease was primarily due to automated optical inspection (“AOI”) customers still having unused capacity, and in-circuit test (“ICT”) softness in Asia.

Net revenue for the three months ended January 31, 2005 decreased 29 percent compared to the same period last year, with declines in revenue for SOC, flash memory test and manufacturing test systems, offset by year-over-year increases in parametric test systems. Semiconductor test revenue was down 31 percent for the three months ended January 31, 2005 compared to the same period last year. The key drivers for the decrease in the first quarter were excess inventory at our customers in the SOC market and uncertain demand by our SCMs. Following a moderate year-end seasonal demand for consumer products, the inventory situation is improving. Parametric test revenue was up 32 percent for the three months ended January 31, 2005 compared to the same time last year. Manufacturing test revenue was down 20 percent for the three months ended January 31, 2005 compared to the same period last year. The decrease was primarily due to AOI customers still having unused capacity, and ICT softness in Asia.

Due to the fact that the SCMs are absorbing the extra capacity that they have recently put in place, we anticipate continued softness of our SOC business. We expect our flash memory business will continue to experience volatility. We received positive customer reactions to our newly introduced product, the V5400 memory test system. This new system delivers the lowest cost of test for flash memory devices and enables customers to cost effectively test DRAM and SRAM.

Costs and Expenses

The following table shows the percentage point change in our automated test business’ costs and expenses as a percentage of its net revenue for the three months ended January 31, 2005 and 2004.

Change as a % of Net Revenue	Yr over Yr Point Change
Cost of products and services	16
Research and development	7
Selling, general and administrative	8

Cost of products and services as a percentage of net revenue increased 16 percentage points for the three months ended January 31, 2005 compared to the same period last year. The increase was driven primarily by absorption of fixed costs on lower revenues, pricing pressure, and inventory charges taken on manufacturing test and SOC products. For the 3 months ended January 31, 2005, inventory charges were $8 million and sales of fully reserved inventory were $2 million. During the same period last year, inventory charges were zero and sales of fully reserved inventory were $1 million.

Research and development expenses as a percentage of net revenue increased 7 percentage points for the three months ended January 31, 2005 compared to the same period last year. On a dollar basis, research and development expenses for the three months ended January 31, 2005 increased 3 percent compared to the same period last year. The increase is related to our plan to expand the breadth of offerings in SOC, flat panel and flash test systems.

Selling, general and administrative expenses as a percentage of net revenue increased 8 percentage points for the three months ended January 31, 2005 compared to the same period last year. On a dollar basis, selling, general and administrative expenses decreased 8 percent for the three months ended January 31, 2005. The decrease was driven primarily by lower infrastructure costs, reduced commissions on order volume and continued control of discretionary spending.

(Loss) Income from Operations

Our automated test business showed an operating loss of $34 million for the three months ended January 31, 2005 compared to an operating profit of $21 million last year. The decrease in income from operations compared to last year was primarily due to lower revenue and weak gross margins. This business had a negative ROIC of 17 percent in the three months ended January 31, 2005 compared to a ROIC of 8 percent during the same period last year.

Semiconductor Products

We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers and IC’s for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. Consumer electronics markets increasingly drive the consumption of our products, with about three-quarters of our demand currently coming from the consumer segment.

After a strong first half of 2004, this business, along with most of our industry competitors, experienced a slowdown in the market that extended into the first quarter of 2005. Despite the weakness in the semiconductor market, we have seen some encouraging signs in the semiconductor business as our customers continue to work through the overcapacity and excess inventory which have contributed to the decline in this business’ overall results. We do anticipate growth opportunities for some of our new products such as E-pHEMT based front-end modules and laser mouse navigation devices, as well as activities retained in our image sensor business. On February 3, 2005, we completed the sale of our camera module business, which accounted for about 15 percent of this segment’s orders and revenue in fiscal 2004. We will remain in the image sensor business and continue to manufacture and supply image sensors to camera module customers and others.

Orders and Net Revenue

	Three Months Ended January 31,
	2005	2004	Yr over Yr Change
	(in millions)
Orders	$435	$588	(26)%

Total net revenue	$450	$474	(5)%

Income from operations	$27	$60	(55)%
Operating margin	6%	13%	(7	) ppts

Semiconductor product orders for the three months ended January 31, 2005 were down 26 percent compared to the same period last year when this business was experiencing its highest orders since fiscal 2000. The decline in orders is reflective of the overall softness in the worldwide semiconductor market. Orders for the personal systems market (70 percent of semiconductor products) decreased by 30 percent for the three-month period. This decrease was primarily driven by the weakness in our optical mice, camera module and our electronic components businesses. Within our networking market (30 percent of semiconductor products), we also experienced a decline in orders. Orders declined by 16 percent compared to the same period last year. Our fiber optics business experienced the most significant decline as the first quarter of 2004 marked a peak recovery period when customers were building up inventory. In addition, prior quarter quality issues also negatively impacted the orders in this business. Orders decreased across all geographic regions with the largest decline in the Americas.

Revenue for the three-month period was down 5 percent compared to the same period last year. The decline was primarily driven by the overcapacity in the industry and inventory overhang as indicated above. Our fiber business experienced the sharpest decline as revenues peaked in the first quarter of 2004 as described above. Our navigation and electronic components business also contributed to the decline. These decreases were partially offset by strength in our camera business, which is attributable to the worldwide market proliferation of camera module products, including the embedded cameras typically seen in mobile phones.

Looking forward, we believe the semiconductor industry will improve gradually throughout the year, more markedly in the second half of 2005. With the sale of our camera module business, our second quarter orders will include a reversal of previously-booked orders, as the previously-booked orders will be ultimately fulfilled by Flextronics. In addition we expect a decrease of approximately $70 million in revenues in the second quarter attributable to the sale of the camera module business.

Costs and Expenses

The following table shows the percentage point change in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three months ended January 31, 2005 and 2004.

Change as a% of Net Revenue	Yr over Yr Point Change
Cost of products and services	5
Research and development	—
Selling, general and administrative	1

Cost of products as a percentage of net revenue for the three months ended January 31, 2005 was up 5 percentage points compared to the same period last year. This increase is primarily driven by our fiber and navigation businesses. Our fiber business experienced quality issues, which unfavorably impacted cost of sales and a decrease in margin due to product mix, which is a shift from selling products that generated higher margins to products that generated lower margins. During the near term, we will experience some pressure on margins until we redeploy resources or eliminate costs associated with our recently divested camera module business.

The decrease in margins was also attributable to the erosion of average selling costs. The erosion of average selling prices of established products is typical of the industry and improvements in pricing must be based on cost reductions and new product introductions. Consistent with trends in semiconductor markets, we anticipate that average-selling prices will continue to deteriorate. However, as part of our normal course of business, we plan to offset this deterioration with ongoing cost control activities and new product introductions.

For the three months ended January 31, 2005, inventory charges were $5 million and sales of fully reserved inventory were $1 million. During the same period last year, inventory charges were $1 million and sales of fully reserved inventory were $1 million.

Research and development and selling, general and administrative expenses were flat in absolute dollar terms and as a percentage of revenue. This business continues to tightly monitor its expenses in light of the slowdown in the industry.

Income from Operations

Income from operations for the three month period ended January 31, 2005 decreased by $33 million compared to the same period last year, with operating margins falling seven percentage points. The business’ ROIC was 10 percent for the three month period, a 13 percentage point decrease from the same period last year. The decrease drew from a variety of previously mentioned factors such as the soft market conditions, average selling price erosion and product mix.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services. The business achieved solid growth in the first quarter of 2005, with orders and revenue growing by 16 percent and 13 percent, respectively, compared to the same period last year, and operating income up 9 percent.

Orders and Net Revenue

	Three Months Ended January 31,
	2005	2004	Yr over Yr Change
	(in millions)
Orders	$356	$307	16%

Net revenue from products	$274	$243	13%
Net revenue from services and other	80	70	14%

Total net revenue	$354	$313	13%

Income from operations	$51	$47	9%
Operating margin	14%	15%	(1	) ppts

Orders for the three months ended January 31, 2005 grew 16 percent from the same period last year. Orders performance benefited from a continued broad-based economic recovery in our markets, and featured growth in both our life science and chemical analysis businesses. In our life sciences business, generic drug manufacturers worldwide, particularly in India, Korea and Asia, mainly drove order growth. In our chemical analysis business, food and environmental testing continue to drive orders in Asia, and petrochemical and environmental organizations continue to drive orders in Europe and Americas.

Revenue for the three months ended January 31, 2005 grew 13 percent from the same period last year, including a 4 percent favorable currency impact. Revenue trends are consistent with orders for the quarter ended January 31, 2005.

Looking forward to the second quarter of 2005, we anticipate revenue to achieve stable growth with strength across both our life science and chemical analysis businesses. We expect new products released such as automated lab-on-a-chip, time of flight mass spectrometry and array-based comparative genomic hybridization will bring in growth opportunities in 2005.

Costs and Expenses

The following table shows the percentage point change in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three months ended January 31, 2005 and 2004.

Change as a % of Net Revenue	Yr over Yr Point Change
Cost of products and services	(1)
Research and development	1
Selling, general and administrative	—

Cost of products and services as a percentage of net revenue was slightly down for the three months ended January 31, 2005, compared to the same period last year. For the three months ended January 31, 2005 and 2004, both inventory charges and sales of fully reserved inventory were less than $1 million.

Research and development expenditures increased slightly above last year’s level as percentage of net revenue due to stepped-up level of life sciences investments for three-month period ended January 31, 2005.

Income from Operations

Income from operations for the three months ended January 31, 2005 increased $4 million compared to the same period last year, primarily driven by increases in revenue. Our life sciences and chemical analysis business achieved a ROIC of 29 percent for the three-month period ended January 31, 2005 compared to 23 percent for the same period last year.

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

Reconciliation of Segment ROIC

(in millions)

(Unaudited)

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis
Three months ended January 31, 2005:
Numerator:
Segment income from operations	$63	$(34)	$27	$51
Less:
Other (income) expense and taxes	12	(9)	(3)	13

Segment return	51	(25)	30	38

Segment return annualized	$204	$(100)	$120	$152

Denominator:
Segment assets (1)	$2,025	$702	$1,404	$704
Less:
Net current liabilities (2)	414	115	250	203

Invested capital	$1,611	$587	$1,154	$501

Average Invested capital	$1,676	$587	$1,174	$526
ROIC	12%	(17%)	10%	29%

Three months ended January 31, 2004:
Numerator:
Segment income from operations	$5	$21	$60	$47
Less:
Other (income) expense and taxes	(2)	8	(4)	17

Segment return	7	13	64	30

Segment return annualized	$28	$52	$256	$120

Denominator:
Segment assets (1)	$2,278	$774	$1,408	$715
Less:
Net current liabilities (2)	383	106	280	164

Invested capital	$1,895	$668	$1,128	$551

Average Invested capital	$1,853	$665	$1,130	$533
ROIC	2%	8%	23%	23%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment, allocated corporate assets, gross goodwill and other intangibles less impairments. Allocated corporate assets include estimated deferred tax assets as if the valuation allowance had not been recorded.

(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

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

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents increased to $2,483 million at January 31, 2005 from $2,315 million at October 31, 2004.

Net Cash Provided by Operating Activities

We generated cash from continuing operations of $137 million in the three months ended January 31, 2005 compared to $30 million generated in the same period in 2004. Our first quarter is seasonally our weakest for generating cash from operations due to a number of activities that occur infrequently throughout the year. For example, we usually fund a full years’ worth of pension contributions in the U.S., pay out semi-annual and annual incentive compensation, as well as record our employees’ purchase of stock as part of the employee share purchase program in the first quarter of each fiscal year. Looking forward to the remainder of the year, we expect to continue generating sufficient cash from continuing operations to fund investments in property, plant and equipment.

In the three months ended January 31, 2005, accounts receivable generated cash of $102 million versus $47 million in the same period in 2004. Days sales outstanding decreased to 51 days as of January 31, 2005 from 58 a year ago. We have continued to experience very low losses from bad debts, and good collections history. Accounts payable used cash of $25 million for the three months ended January 31, 2005 versus cash generated of $6 million in the same period in 2004. Cash used for inventory was $32 million for the three months ended January 31, 2005 compared to cash used of $71 million in the same period in 2004. Inventory days on-hand was relatively stable year-to-year at 103 days as of January 31, 2005 and 105 days as of the end of the same period last year.

We contributed $40 million to our U.S. defined benefit plan in the first quarter of 2005, representing the full year’s contribution, compared to $60 million in 2004. Our international defined benefits plans are generally funded ratably throughout the year. We contributed approximately $6 million to our international plans for the three months ended January 31, 2005 compared to approximately $18 million during the same period in 2004. Total contributions in the three months ended January 31, 2005 were approximately $46 million, or 41 percent less than in the same period in 2004. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status. We expect to contribute approximately $38 million for the remaining part of 2005. We have also paid approximately $50 million during the first quarter of 2005 in relation to our variable pay programs for the six months ended October 31, 2004, compared to $12 million paid out during the first quarter of 2004.

We disbursed $23 million on restructuring activities in the three months ended January 31, 2005, primarily in the form of severance payments, compared to $37 million in the three months ended January 31, 2004.

Tax payments of approximately $17 million, primarily for non-U.S. jurisdictions, were offset by refunds of approximately $15 million in the three months ended January 31, 2005. In the three months ended January 31, 2004 we received minimal income tax refunds and paid income taxes of approximately $26 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2005 was $57 million compared to $34 million in the same period in 2004. Investments in property, plant and equipment were $44 million, an increase of $15 million from 2004 levels. We believe that total capital expenditure for the current year will be approximately $160 million compared to last years’ $118 million. In the three months ended January 31, 2005 we invested $10 million in intangible assets and set aside $20 million in restricted cash as collateral. We sold equity securities and assets in the first quarter of 2005 for total proceeds of $17 million.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the three months ended January 31, 2005 was $81 million compared to $65 million in 2004. In the first quarter of 2005 we had net borrowings of $23 million in short term facilities. These borrowings were substantially paid down in early February.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of senior convertible debentures due 2021. The convertible debentures have a three percent interest rate which is payable on the first of June and December of each year. Beginning December 2004, we have an option to redeem the debentures for cash. If we choose to redeem the debentures, the holders may elect to receive common stock at the conversion price of $32.22 per share in place of cash. Holders of the debentures have an option to require us to repurchase the debentures, in whole or in part, on December 1 in each of 2006, 2011 and 2016. Holders may convert the debentures into stock at any time at the conversion price of $32.22. If all debentures are converted, we will issue approximately 36 million common shares.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT. We provide lease guarantees on a limited number of these financing arrangements. We have no other material non-cancelable guarantees or commitments.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors or conduct operations throughout our global organization.

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

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the first quarter of 2005.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline.

We recently experienced reduced demand for our products and services in several of the markets that we serve worldwide, particularly in semiconductor test and semiconductor products. Revenues in the semiconductor test and semiconductor products businesses fluctuated significantly over the past three years. However, other markets we serve have stabilized or demonstrated growth, such as life sciences and chemical analysis. Agilent consists of several diverse businesses, and demand in our markets remains cyclical and volatile. Pricing pressures and competition remain especially intense in semiconductor-related industries, which could prevent achievement of our long-term gross margin goals and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, or if the semiconductor market continues to slow, our results could suffer. As the broader semiconductor market is one of the drivers for our test and measurement business, a continued slowdown in the semiconductor market could result in a slowdown in our test and measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify, and if we were unable to respond quickly enough this could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

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

As part of our efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology function. Since information technology is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

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

For example, under SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires Agilent to adopt the new accounting provisions beginning in our fourth quarter of 2005, and will require Agilent to expense stock-based awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. These results are also dependent on the seasonal and cyclical nature of our end markets such as consumer electronics, including cell phones. In addition, a significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations. Fluctuations in our operating results may cause volatility in the price of our common stock.

Our income may suffer if our manufacturing capacity does not match our demand.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner. This inability could materially and adversely affect our results. By contrast, during the economic downturn we had excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the communications, electronics and semiconductor industries. The fixed costs associated with excess manufacturing capacity adversely affected our income, and could again in the future.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our intellectual property rights or develop competing technologies. Intellectual property rights and our ability to enforce them may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share and result in lost revenues. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 73 percent and 75 percent of our revenues were generated in U.S. dollars during the first quarter of 2005 and 2004, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The evaluation of Agilent’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the company and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (but not in accordance with Section 404 of the Sarbanes Oxley Act of 2002), we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal control over financial reporting are also evaluated on an ongoing basis by Agilent’s internal auditors and by other personnel in Agilent’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the Company and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by the Company’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. The settlement remains subject to court approval. On February 15, 2005, the Court preliminarily approved the settlement contingent upon specified modifications, including modification of a proposed bar order against future claims by the underwriter. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described above, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Period	(a) Total Number of Shares (or Units Purchased)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2004 - November 30, 2004	N/A		—	—	—
December 1, 2004 - December 31, 2004	5,958	(2)	$24.42	5,958	—
January 1, 2005 - January 31, 2005	N/A		—	—	—
Total	5,958		$24.42	5,958	—

(1)	Upon the distribution of Agilent shares from Hewlett-Packard on June 2, 2000, Agilent employees holding Hewlett-Packard options granted before February 12, 1999 could elect to convert their Hewlett-Packard options to Agilent options. Hewlett-Packard options granted on or after February 12, 1999 and held by Agilent employees were automatically converted to Agilent options.

(2)	5,958 shares were surrendered to Agilent to satisfy the tax liability on the release of the final tranche of Adrian Dillon’s restricted shares.

ITEM 5.	OTHER INFORMATION

Young K. Sohn, Senior Vice President of the company and President of its Semiconductor Products Group (“SPG”), will leave Agilent by April 1, 2005. Dick Chang, who previously headed SPG, will fill this position on an interim basis.

On March 8, 2005, the company entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Young K. Sohn. The Settlement Agreement provides that Mr. Sohn, who is voluntarily terminating his employment with the company, will receive severance in the gross amount equivalent to eighteen (18) months of base plus short-term incentive at target, less required deductions. In exchange, Mr. Sohn agreed to release, discharge and hold Agilent harmless from all claims. The foregoing summary is qualified in its entirety by reference to Exhibit 10.53 of this Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 34 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 2005	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Chief Financial Officer, Executive Vice President, Finance and Administration

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description

1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

Exhibit Number	Description

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.5	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.6	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.7	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.8	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.9	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.10	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.11	Letter Agreement between Alain Couder and Ned Barnholt, dated February 26, 2002. Incorporated by reference from Exhibit 10.17 of the Company’s Form 10-Q filed June 5, 2002.

10.12	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.13	Change of Control Severance Agreement dated November 27, 2002 entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed March 12, 2003.*

10.14	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.15	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.16	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.17	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.18	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.19	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

Exhibit Number	Description

10.20	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen, Thomas E. White and Edward W. Barnholt. Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q filed June 3, 2004.*

10.21	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-Q filed June 3, 2004.*

10.22	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s Form 10-Q filed June 3, 2004.*

10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed September 2, 2004.*

10.24	Agilent Technologies, Inc. Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company’s 10-Q filed September 2, 2004.*

10.25	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.26	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.27	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed November 12, 2004.*

10.28	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004.*

10.29	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company’s 10-K filed December 21, 2004.*

10.30	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company’s 10-K filed December 21, 2004.*

10.31	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company’s 10-K filed December 21, 2004.*

10.32	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company’s 10-K filed December 21, 2004.*

10.33	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company’s 10-K filed December 21, 2004.*

10.34	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company’s 10-K filed December 21, 2004.*

10.35	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company’s 10-K filed December 21, 2004.*

10.36	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company’s 10-K filed December 21, 2004.*

10.37	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company’s 10-K filed December 21, 2004.*

10.38	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company’s 10-K filed December 21, 2004.*

10.39	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company’s 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. And Agilent Technologies, Inc.

10.40	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 19, 2004.*

Exhibit Number	Description

10.41	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 19, 2004.*

10.43	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed February 4, 2005.*

10.44	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed February 4, 2005.*

10.45	Agilent Technologies, Inc. Performance Based Compensation Plan for Covered Employees, Amended and Restated effective November 1, 2004. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 7, 2005.*

10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed March 7, 2005.*

10.47	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed March 7, 2005.*

10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt.*

10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon.*

10.50	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen.*

10.51	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005. Incorporated by reference from Exhibit 10.4 of the Company’s 8-K filed March 7, 2005.*

10.52	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors.*

10.53	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn.*

11.1	See Note 6 “Net Income per Share” in Notes to Condensed Consolidated Financial Statements on page 8.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.