Form 10-Q
period 2005-04-30
AGILENT TECHNOLOGIES INC
filed 2005-06-06
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING APRIL 30, 2005
COMMON STOCK, $0.01 PAR VALUE	491,356,787 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net revenue:
Products	$1,449	$1,609	$2,881	$3,046
Services and other	239	222	465	428

Total net revenue	1,688	1,831	3,346	3,474
Costs and expenses:
Cost of products	748	869	1,521	1,646
Cost of services and other	150	154	284	281

Total costs	898	1,023	1,805	1,927
Research and development	248	237	480	466
Selling, general and administrative	460	460	884	891

Total costs and expenses	1,606	1,720	3,169	3,284
Income from operations	82	111	177	190
Other income (expense), net	38	17	67	21

Income before taxes	120	128	244	211
Provision for taxes	25	24	46	36

Net income	$95	$104	$198	$175

Net income per share — Basic:	$0.19	$0.22	$0.40	$0.36
Net income per share — Diluted:	$0.19	$0.21	$0.40	$0.36

Weighted average shares used in computing net income per share:
Basic	491	481	491	481
Diluted	496	495	496	492

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	April 30, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,685	$2,315
Accounts receivable, net	964	1,044
Inventory	958	1,026
Other current assets	206	192

Total current assets	4,813	4,577
Property, plant and equipment, net	1,185	1,258
Goodwill and other intangible assets, net	458	443
Other assets	812	778

Total assets	$7,268	$7,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389	$441
Employee compensation and benefits	526	545
Deferred revenue	314	284
Income and other taxes payable	351	340
Other accrued liabilities	185	261

Total current liabilities	1,765	1,871
Senior convertible debentures	1,150	1,150
Other liabilities	484	466

Total liabilities	3,399	3,487
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 491 million shares at April 30, 2005 and 487 million shares at October 31, 2004 issued and outstanding	5	5
Additional paid-in-capital	5,259	5,195
Accumulated deficit	(1,612)	(1,810)
Accumulated other comprehensive income	217	179

Total stockholders’ equity	3,869	3,569

Total liabilities and stockholders’ equity	$7,268	$7,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$198	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	156
Deferred taxes	12	(17)
Excess and obsolete inventory-related charges	47	6
Asset impairment charges	18	12
Gain on sale of investments	(16)	—
(Gain) loss on sale of assets	(21)	7
Changes in assets and liabilities:
Accounts receivable	88	27
Inventory	—	(65)
Accounts payable	(44)	26
Employee compensation and benefits	(20)	(1)
Income taxes and other taxes payable	10	(66)
Other current assets and liabilities	(62)	(24)
Other long-term assets and liabilities	10	(24)

Net cash provided by operating activities	342	212

Cash flows from investing activities:
Investments in property, plant and equipment	(86)	(64)
Proceeds from sale of property, plant and equipment	43	8
Investments in equity securities	(3)	—
Proceeds from sale of investments	22	—
Proceeds from divestitures	27	—
Increase in restricted cash	(21)	—
Acquisition of businesses and intangible assets, net of cash acquired	(19)	(5)

Net cash used in investing activities	(37)	(61)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	62	83
Net borrowings (payments) of notes payable and short-term borrowings	(3)	1

Net cash provided by financing activities	59	84

Effect of exchange rate movements	6	—
Net increase in cash and cash equivalents	370	235
Cash and cash equivalents at beginning of period	2,315	1,607

Cash and cash equivalents at end of period	$2,685	$1,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world’s premier measurement company that provides core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated financial statements for the periods ended April 30, 2004 and October 31, 2004 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2004 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2005 and October 31, 2004, condensed consolidated statement of operations for the three and six months ended April 30, 2005 and 2004, and condensed consolidated statement of cash flows for the six months ended April 30, 2005 and 2004.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) will require Agilent to expense SBP awards with compensation cost for SBP awards measured at fair value. In April 2005, the Securities and Exchange Commission issued a release which amends the compliance dates for SFAS No. 123(R). We will now be required to adopt the new accounting provisions beginning in our first quarter of 2006, rather than the fourth quarter of 2005. The valuation methods under consideration include the lattice model and the Black-Scholes model. We currently use the Black-Scholes model for disclosure in our footnote, “Share-Based Compensation”. We will use the modified prospective application transition method. We are still studying the impact of applying the various provisions of SFAS No. 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123(R). In particular, the statement includes guidance related to SBP awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123(R). We are currently assessing the guidance provided in SAB No. 107 in connection with the implementation of SFAS No. 123(R).

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. FSP No. 109-2

allows us up until October 31, 2005 to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes.” The range of possible amounts that we are considering for repatriation under this provision is between zero and $970 million. The potential impact to income taxes and net income is between zero and $51 million. On May 10, 2005, the Treasury Department and the IRS issued Notice 2005-38, the second in a series of notices, which is intended to provide additional guidance for U.S. companies evaluating the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.

4. SHARE-BASED COMPENSATION

We follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Compensation expense for discounted options, stock appreciation rights, shares issuable under the Long-Term Performance Program (“LTPP”) and restricted stock is recognized based on the intrinsic value method defined by APB No. 25. The compensation expense under APB No. 25 for the three and six months ended April 30, 2005 was zero and $2 million, respectively, compared to $2 million and $5 million for the same periods last year.

Pro forma net income and net income per share information, as required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the Agilent Technologies, Inc. Employee Stock Purchase Plan (“423(b) Plan”), the LTPP and the Option Exchange Program, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income – as reported	$95	$104	$198	$175
SFAS No. 123 based compensation	(52)	(63)	(112)	(125)
Tax impact (1)	3	4	7	9

Net income – pro forma	$46	$45	$93	$59

Basic net income per share – as reported	$0.19	$0.22	$0.40	$0.36
Basic net income per share – pro forma	$0.09	$0.09	$0.19	$0.12
Diluted net income per share – as reported	$0.19	$0.21	$0.40	$0.36
Diluted net income per share – pro forma	$0.09	$0.09	$0.19	$0.12

Weighted average shares used in computing net income and pro forma and pro forma net income per share:
Basic shares	491	481	491	481
Diluted shares	496	495	496	492

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock option expense for employees in the U.S., U.K. and specific entities in the Netherlands jurisdictions.

The following assumptions were used during the three and six month periods ended April 30, 2005 and April 30, 2004 to estimate the fair value of options granted:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Risk-free interest rate for options	4.1%	2.8%	3.5%	3.2%
Risk-free interest rate for the 423(b) Plan	—	—	2.4%	1.2%
Dividend yield	0%	0%	0%	0%
Volatility for options (1)	36%	61%	39%	57%
Volatility for the 423(b) Plan (1)	—	—	37%	36%
Expected life for options (2)	4 years	5.5 years	4 years	5.5 years
Expected life for the 423(b) Plan (2)	—	—	0.5 - 2 years	0.5 - 1 years

(1)	For the three and six months ended April 30, 2004, we used our historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the three and six months ended April 30, 2005, for our employee stock options, we used a 4-year period, of equally weighted historical volatility and market-based implied volatility for the computation of stock-based compensation. For the three and six months ended April 30, 2005, for the 423(b) Plan, we used a market-based implied volatility. Management believes these estimates of volatility are representative of future trends.
(2)	In the first quarter of 2005, management refined the assumption for expected option life to 4 years, from our previous estimate of 5.5 years. In determining the estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. For the three and six months ended April 30, 2005, we believe the expected life for options of 4 years is representative of future trends.

SFAS No. 123 requires the use of highly subjective assumptions within option pricing models to determine the value of employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2005:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2004	$191	$93	$98	$40	$422
Foreign currency translation impact	1	1	—	—	2
Goodwill arising from acquisitions	—	—	5	—	5
Goodwill adjustment for disposition	—	—	(1)	—	(1)

Goodwill at April 30, 2005	$192	$94	$102	$40	$428

The component parts of other intangibles as of April 30, 2005 and October 31, 2004 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2004:
Purchased technology	$139	$125	$14
Customer relationships	29	22	7

Total	$168	$147	$21

As of April 30, 2005:
Purchased technology	$153	$129	$24
Customer relationships	30	24	6

Total	$183	$153	$30

We recorded $15 million of other intangibles and $5 million of goodwill during the six months ended April 30, 2005, which was related to two acquisitions. Pro forma disclosures are not required for these acquisitions as they were not material.

Amortization for intangible assets was $3 and $6 million for the three and six months ended April 30, 2005 and $7 million and $18 million for the same periods in the prior year. Future amortization expense related to existing intangible assets is estimated to be $6 million for the remainder of 2005, $10 million for 2006, $8 million for 2007 and $6 million thereafter.

6. NET INCOME PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Numerator:
Net Income	$95	$104	$198	$175
Denominators:
Basic weighted-average shares	491	481	491	481
Potentially dilutive common stock equivalents – stock options and other employee stock plans	5	14	5	11

Diluted weighted-average shares	496	495	496	492

The computations of diluted net income per share for the three and six months ended April 30, 2005 and 2004 do not include 36 million shares issuable upon conversion of our $1.15 billion senior convertible debentures as the effect, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share,” was not dilutive for those periods. In addition, the following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were antidilutive.

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Options to purchase shares of common stock (in millions)	56	22	55	22
Weighted-average exercise price	$32	$41	$32	$41
Average common stock price	$23	$32	$23	$31

7. INVENTORY

	April 30, 2005	October 31, 2004
	(in millions)
Finished goods	$311	$293
Work in progress	115	113
Raw materials and purchased parts	532	620

Total Inventory	$958	$1,026

8. GUARANTEES

Standard Warranty

Reserves are recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet to reflect the Company’s contractual liabilities relating to standard warranty commitments to our customers. Our standard warranty terms are currently one year, but our current reserve balance includes three year agreements from prior periods. We accrue for standard warranty costs in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products when products are sold.

	2005	2004
	(in millions)
Balance at October 31, 2004 and 2003	$59	$71
Accruals for warranties issued during the period	28	38
Accruals related to pre-existing warranties (including changes in estimates)	2	3
Settlements made during the period	(38)	(40)

Balance at April 30, 2005 and 2004	$51	$72

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet.

	2005	2004
	(in millions)
Balance at October 31, 2004 and 2003	$57	$33
Recognition of revenue	(7)	(13)
Deferral of revenue for new contracts	24	14

Balance at April 30, 2005 and 2004	$74	$34

Lease Guarantees

During the quarter ended April 30, 2005 we entered into an amended Vendor Finance agreement with CIT that releases Agilent from all but $1 million in credit guarantees. As part of this agreement Agilent was also released of liability relating to the guarantees that could require us to repurchase individual leases if the documentation we provided to support the lease was not materially accurate.

9. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended April 30,
	2005	2004
	(in millions)
Net income	$95	$104
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	1	(3)
Change in unrealized gain on derivative instruments, net	4	9
Reclassification adjustment relating to investments included in net income, net	(2)	—
Reclassification adjustment relating to derivatives, net	3	3
Foreign currency translation, net	(4)	(12)

Comprehensive income	$97	$101

	Six Months Ended April 30,
	2005	2004
	(in millions)
Net income	$198	$175
Other comprehensive income (loss):
Change in unrealized gain on investments, net	6	1
Change in unrealized gain (loss) on derivative instruments, net	(2)	6
Reclassification adjustment relating to investments included in net income, net	2	4
Reclassification adjustment relating to derivatives, net	5	6
Foreign currency translation, net	26	88
Change in minimum pension liability	1	—

Comprehensive income	$236	$280

10. RESTRUCTURING AND ASSET IMPAIRMENT

Summary

In the first half of 2005, we had restructuring charges relating to two restructuring plans, the “2001 Plan” and the “2003 Plan”. Both plans are in the process of winding down. We do expect workforce reduction charges to continue for announced but not completed plans and also for excess facility charges. In addition, there may be future changes in estimates for the consolidation of excess facilities related to changes in market conditions from those originally expected at the time the charges were recorded.

A summary of restructuring activity for all plans from October 31, 2004 through April 30, 2005 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2004	$21	$66	$—	$87
Total charge	10	2	1	13
Asset impairments	—	—	(1)	(1)
Cash payments	(25)	(15)	—	(40)

Ending balance at April 30, 2005	$6	$53	$—	$59

The restructuring accruals for all plans, which totaled $59 million as of April 30, 2005 and $87 million as of October 31, 2004, are recorded in other accrued liabilities on the condensed consolidated balance sheet and represent estimated future cash outlays. Lease payments are expected over the next 5 years. During the quarter ended April 30, 2005, we sold a manufacturing site located in Rohnert Park, California which was previously impaired under the 2003 Plan. We recorded a gain of $10 million in cost of products and services as of April 30, 2005.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)
Cost of products and services	$1	$7	$4	$15
Research and development	1	—	2	10
Selling, general and administrative	4	13	7	40

Total restructuring and asset impairment charges	$6	$20	$13	$65

11. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2005 and 2004, our net pension and post-retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post-Retirement Benefit Plans
	Three Months Ended April 30,
	2005	2004	2005	2004	2005	2004
	(in millions)
Service cost — benefits earned during the period	$16	$16	$10	$10	$1	$4
Interest cost on benefit obligation	10	10	15	12	7	8
Expected return on plan assets	(12)	(11)	(18)	(16)	(6)	(6)
Amortization and deferrals:
Actuarial loss	—	1	8	8	2	2
Prior service cost	—	—	—	—	(3)	(1)

Total net plan costs	$14	$16	$15	$14	$1	$7

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2005	2004	2005	2004	2005	2004
	(in millions)
Service cost — benefits earned during the period	$32	$32	$20	$20	$2	$8
Interest cost on benefit obligation	20	20	30	24	14	16
Expected return on plan assets	(24)	(22)	(37)	(32)	(12)	(12)
Amortization and deferrals:
Actuarial loss	—	2	16	16	4	4
Prior service cost	—	—	—	—	(6)	(2)

Total net plan costs	$28	$32	$29	$28	$2	$14

We contributed approximately $9 and $55 million to fund our various defined benefit plans during the three and six months ended April 30, 2005 and $19 million and $97 million for the same periods in 2004. We expect to contribute approximately $29 million during the remainder of 2005.

12. SEGMENT INFORMATION

We are the world’s premier measurement company that provides core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries. We organize our business operations into four major groups, test and measurement, automated test, semiconductor products, and life sciences and chemical analysis, each of which comprises a reportable segment. The segments were determined based primarily on how the CEO (chief operating decision maker) views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called infrastructure charges, include costs of centralized research and development, legal, accounting, corporate development, human resources, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

In the first half of 2005, we refined how infrastructure charges are allocated across the segments. In addition to this change, a small division of the test and measurement segment was transferred into the semiconductor products segment. All historical amounts have been reclassified to conform to the current period presentation.

In the second quarter of 2005, we sold our camera module business, formerly a part of our semiconductor products business. All historical amounts in the segment information below have been restated to exclude the results of this business.

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

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Three months ended April 30, 2005:
Total net revenue	$748	$181	$414	$344	$1,687
Income from operations	$72	$(20)	$12	$39	$103
Three months ended April 30, 2004:
Total net revenue	$700	$266	$457	$333	$1,756
Income from operations	$12	$35	$50	$37	$134

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Six months ended April 30, 2005:
Total net revenue	$1,448	$336	$795	$698	$3,277
Income from operations	$135	$(54)	$27	$90	$198
Six months ended April 30, 2004:
Total net revenue	$1,337	$485	$887	$646	$3,355
Income from operations	$17	$56	$117	$84	$274

The following table reconciles net segment revenue to Agilent’s total enterprise net revenue:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Total reportable segments’ net revenue	$1,687	$1,756	$3,277	$3,355
Revenue from Camera Module Business	$—	75	$69	119
Other	1	—	—	—

Net revenue, as reported	$1,688	$1,831	$3,346	$3,474

The following reconciling items are excluded from segment results based on our management reporting system. The following table reconciles segment results to Agilent’s total enterprise results before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)
Total reportable segments’ income from operations	$103	$134	$198	$274
Amortization and impairment of intangibles	(3)	(7)	(6)	(18)
Restructuring and asset impairment (1)	(3)	(20)	(10)	(65)
Unallocated infrastructure charges and other	(15)	4	(5)	(1)
Other income (expense), net	38	17	67	21

Income before taxes, as reported	$120	$128	$244	$211

(1)	For both the three and six months ended April 30, 2005, restructuring and asset impairment does not include $3 million of charges that were included in the segments’ income from operations.

In the first quarter of 2005, we refined the methodology for allocating corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. The following table reflects the updated measure of segment assets for each segment. All historical amounts have been reclassified to conform to the current period presentation.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Assets:
As of October 31, 2004	$2,156	$703	$1,357	$732	$4,948
As of April 30, 2005	$2,020	$738	$1,273	$721	$4,752

The following table reconciles segment assets to Agilent’s total assets:

	April 30, 2005	October 31, 2004
	(in millions)
Total reportable segments’ assets	$4,752	$4,948
Cash and cash equivalents	2,685	2,315
Other, including tax valuation allowance	(169)	(207)

Total assets	$7,268	$7,056

13. OTHER INCOME AND EXPENSE

The following table presents the components of other income (expense), net for the three and six months ended April 30, 2005 and 2004:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(in millions)
Interest income	$16	$5	$29	$10
Interest expense	(9)	(9)	(15)	(17)
Income from equity-method investees	4	(2)	13	3
Rental income	8	7	15	12
Investment impairments	(9)	—	(13)	(8)
Investment gain (loss)	8	—	15	—
Gain on sale of camera module business	12	—	12	—
Government grants	—	3	1	4
Other, net	8	13	10	17

Other income (expense), net	$38	$17	$67	$21

Interest income is derived principally from the investment of our surplus cash balances in bank time deposits and other money market instruments, which are cash equivalents. Interest expense is incurred principally on our senior convertible debentures. We incurred investment impairment charges primarily to recognize the other than temporary impairment of investments that we hold on a cost basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, and the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our contributions to our pension plans, our cost-control activities, the status of our restructuring programs including our lease and severance payment obligations, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), is the world’s premier measurement company that provides core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries. Agilent’s business segments are organized according to the customers and markets they serve: test and measurement, automated test, semiconductor products, and life sciences and chemical analysis. Our growth strategy focuses on market opportunities in the communications, electronics and life sciences industries.

For the three and six months ended April 30, 2005, total orders were down 9 percent and 8 percent, respectively, from the same periods last year. Revenue of $1.69 billion for the three months ended April 30, 2005 was down 8 percent from last year, but up 2 percent sequentially. We had good market response to our new products in several businesses. In our life science business, large pharmaceutical customers are investing in our tools and solutions to support their development processes and data management. There was some stabilization of demand for wireless test solutions. In addition, our new oscilloscopes are getting strong acceptance with customers. We saw continued weakness in the semiconductor-related markets and in the wireless handset market which led to lower demand for mobile device components. We believe the industry’s inventory-related adjustment to semiconductor production has been largely completed, though we expect the rebound to be slow. Net income for the three and six months ended April 30, 2005 was $95 million and $198 million, a decrease of 9 percent from $104 million in the three months ended April 30, 2004, but an increase of 13 percent from $175 million in the six months ended April 30, 2004. For the six months ended April 30, 2005, we generated operating cash of $342 million and the cash balance as of April 30, 2005 was $2.7 billion.

We are making structural and operational changes to address market challenges in our automated test and semiconductor products businesses. For instance, we are combining our divisions within our automated test business to achieve greater efficiencies, as well as moving the management teams and research and development project teams and a significant portion of outsourced manufacturing for our manufacturing test business to Asia. In our semiconductor products business, we have moved our navigation business to Asia and closed a facility. Also, we have sold our camera module business, previously within our semiconductor products business.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2005 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended April 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Adoption of New Pronouncements

During our first fiscal half of 2005, the FASB issued SFAS 123(R), “Share-Based Payment”, SAB No. 107, “Share-Based Payment”, FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA”, EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” and SFAS 154, “Accounting Changes and Error Corrections”. Refer to Note 3 of the Condensed Consolidated Financial Statements for a description of the pronouncements, including the expected dates of adoption and the effects on our results of operations and financial position.

Restructuring and Asset Impairment

We believe the majority of our previously announced restructuring efforts are complete. Lease payments, from our restructuring activities associated with vacated properties, are expected over the next 5 years. Other payments, relating to previously announced plans, are expected within a one-year period but primarily within the next two quarters. These payments primarily consist of severance. See Note 10 of the Condensed Consolidated Financial Statements for a description of the restructuring and asset impairment activity.

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

Results of Operations

Orders and Net Revenue

(in millions except change)

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr % Change
	2005	2004	2005	2004	Three Months	Six Months
Orders	$1,725	$1,892	$3,330	$3,623	(9)%	(8)%

Net revenue from products	$1,449	$1,609	$2,881	$3,046	(10)%	(5)%
Net revenue from services and other	239	222	465	428	8%	9%

Total net revenue	$1,688	$1,831	$3,346	$3,474	(8)%	(4)%

Net revenue by region	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr % Change
(in millions except change)	2005	2004	2005	2004	Three Months	Six Months
Americas	$578	$588	$1,137	$1,161	(2)%	(2)%
Europe	363	374	753	737	(3)%	2%
Asia Pacific	747	869	1,456	1,576	(14)%	(8)%

Total net revenue	$1,688	$1,831	$3,346	$3,474	(8)%	(4)%

We believe that backlog is not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our future medium- to long-term business prospects. For a majority of products within the semiconductor products business, neither backlog nor orders are indicative of future business prospects since the time between receipt of an order and revenue recognition is minimal.

In the three and six months ended April 30, 2005, orders were $1.73 billion and $3.33 billion, respectively, a decrease of 9 percent and 8 percent in comparison to the three and six months ended April 30, 2004. In the three and six months ended April 30, 2005, net revenue was $1.69 billion and $3.35 billion, respectively, a decrease of 8 percent and 4 percent in comparison to the same periods last year.

In comparison to prior year, quarterly orders and net revenue were affected by the weakness in semiconductor-related markets and in wireless handset manufacturing test. However, in comparison to the three months ended January 31, 2005, we had an increase in both quarterly orders and net revenue in wireless handset manufacturing test, which demonstrated seasonal strength. Overall, test and measurement markets also seemed to stabilize, and life sciences and chemical analysis, after a slow start, had a strong April.

For the three months ended April 30, 2005, net revenue was down 2 percent in the Americas, decreased 3 percent in Europe and was down 14 percent in Asia Pacific, compared to the same period in 2004. For the six months ended April 30, 2005, net revenue was down 2 percent in the Americas, increased 2 percent in Europe and was down 8 percent in Asia Pacific, compared to the same period in 2004. Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 8 percent and 9 percent for the three and six months ended April 30, 2005 compared to the same periods in 2004. Service revenue generally increases proportionately with product revenue. However for the first half of 2005, our automated test business had a decrease in product revenue, but stable service revenue, due to the length of service contracts within that business.

Costs and Expenses

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr Point Change
	2005	2004	2005	2004	Three Months	Six Months
Cost of products as a percentage of product net revenue	52%	54%	53%	54%	(2)	(1)
Cost of services and other as a percentage of service and other revenue	63%	69%	61%	66%	(6)	(5)
Total cost of products and services as a percentage of total net revenue	53%	56%	54%	55%	(3)	(1)
Operating margins	5%	6%	5%	5%	(1)	—

The cost of products as a percentage of product net revenue for the three and six months ended April 30, 2005 decreased 2 percent and 1 percent in comparison to the same periods last year. The test and measurement business’ cost of products decreased as a percentage of product net revenue, due to the transfer of manufacturing to low cost regions. The semiconductor products and automated test businesses’ cost of products increased as a percentage of product net revenue due to weak volumes and intense competitive pressures in the semiconductor related markets. The cost of services and other as a percentage of service and other revenue decreased by 6 percent and 5 percent for the three and six months ended April 30, 2005. Inventory charges and sales of previously reserved inventory were $27 million and $9 million, respectively for the three months ended April 30, 2005. For the same period last year, inventory charges and sales of previously reserved inventory were $4 million and $4 million, respectively. For the six months ended April 30, 2005, inventory charges were $47 million and sales of previously reserved inventory were $13 million. During the six months ended April 30, 2004, inventory charges were $6 million and sales of previously reserved inventory were $9 million.

Research and development expenses increased 5 percent and 3 percent for the three and six months ended April 30, 2005 and increased slightly as a percentage of revenue in both the three and six months ended April 30, 2005. We are maintaining control over our spending in research and development, although we had a slight increase in investments in the life sciences and chemical analysis business. Although we remain committed to bringing new products to market, we are taking a more focused, strategic approach to align our businesses with available markets.

Selling, general and administrative expenses remained flat in dollar terms and increased slightly as a percentage of total net revenues for the three months ended April 30, 2005, as compared to the same period last year. For the six months ended April 30, 2005, selling, general and administrative expenses decreased 1 percent and remained flat as a percentage of total net revenues as compared to the same period last year.

At April 30, 2005, our headcount was approximately 28,000, unchanged from April 30, 2004. We believe the majority of our previously announced restructuring efforts are complete. Lease payments, from our restructuring activities associated with vacated properties, are expected over the next 5 years. Other payments, relating to previously announced plans, are expected within a one-year period but primarily within the next two quarters. These payments primarily consist of severance.

Other income (expense), net

In the three and six months ended April 30, 2005, other income (expense), net was $38 million and $67 million, respectively. Other income (expense), net increased by $21 million as of the three months ended April 30, 2005 and $46 million as of the six months ended April 30, 2005, compared to the same period in 2004. See Note 13 for further information.

Tax Valuation Allowance and Provision for Taxes

For the three and six months ended April 30, 2005, we recorded an income tax provision of $25 million and $46 million, respectively, as compared with an income tax provision of $24 million and $36 million, respectively, for the corresponding periods in 2004. The current quarter provision was recorded for taxes on income generated in jurisdictions other than the U.S. and other than selected foreign jurisdictions in which the company has a full valuation allowance. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S. and the U.K. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2005, the current estimate of the annual effective tax rate is 19 percent. This tax rate reflects taxes other than U.S. and other than selected foreign jurisdiction income taxes, which continue to be recorded as decreases to and increases in the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses in those jurisdictions in which the Company operates which have varying statutory rates.

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges at the enterprise level are discussed in Note 12 of the Condensed Consolidated Financial Statements.

General Infrastructure and Shared Services

Infrastructure cost savings were $10 million and $11 million for the three and six months ended April 30, 2005, compared to the same periods last year. Infrastructure spending decreases were related to services moved to lower cost regions, completion of Oracle implementation and most of our previously announced restructuring programs. We allocate expenses to our businesses according to usage of related services.

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

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Six Months
Orders	$757	$739	$1,409	$1,375	2%	2%

Net revenue from products	$633	$599	$1,228	$1,141	6%	8%
Net revenue from services and other	115	101	220	196	14%	12%

Total net revenue	$748	$700	$1,448	$1,337	7%	8%

Income from operations	$72	$12	$135	$17	500%	694%
Operating margin	10%	2%	9%	1%	8 ppts	8 ppts

Overall orders for the three and six months ended April 30, 2005 were up 2 percent compared to last year. Communications test orders accounted for 70 percent of the test and measurement business and increased 2 percent year-over-year for the three months ended April 30, 2005. Wireless orders were flat year-over-year for the three months ended April 30, 2005, with cautious investments in network upgrades and expansions offset by a seasonal wireless growth driven by holiday manufacturing capacity requirements from all major handset manufacturers. Wireline test orders grew 27 percent compared to last year for the three months ended April 30, 2005, mainly driven by our new router testing solutions. General purpose test orders accounted for 30 percent of the test and measurement segment and were up 4 percent year-over-year for the three months ended April 30, 2005. We saw growth in oscilloscopes and logic analyzers, which was due to strong customer acceptance of our new products. This growth was offset by a relative softness in aerospace and defense orders.

Revenues for the three and six months ended April 30, 2005 increased 7 percent and 8 percent, respectively, compared to the same period last year. Communications test was up 10 percent and general purpose test down 1 percent compared to last year for the three months ended April 30, 2005. For the three months ended April 30, 2005, we experienced 11 percent revenue growth year-over-year in wireless tests, and 8 percent revenue growth year-over-year in wireline test.

Looking forward, we expect gradual growth for our test and measurement business to be driven by our customers’ rollout of wireless 3G services (high data rate, multi-media) and wireline opportunities in broadband access, VoIP (“Voice over Internet Protocol”) and fiber-to-the-home.

Costs and Expenses

The following table shows the percentage point change in our test and measurement business’ costs and expenses as a percentage of net revenue for the three and six months ended April 30, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Six Months
Cost of products and services	(6)	(5)
Research and development	—	(1)
Selling, general and administrative	(2)	(3)

Cost of products and services as a percentage of net revenue decreased 6 and 5 percentage points for the three and six months ended April 30, 2005 compared to a year ago. The reduction was attributable to higher volumes as well as the cumulative benefits of the restructuring program. For the three months ended April 2005, inventory charges were $9 million and sales of previously reserved inventory were $1 million. During the same period last year, both inventory charges and sales of previously reserved inventory were zero. For the six months ended April 30, 2005, inventory charges were $16 million and sales of previously reserved inventory were $2 million. During the same period last year, inventory charges were $1 million and sales of previously reserved inventory were $3 million.

Research and development expenses for the three and six months ended April 30, 2005, as a percentage of net revenue, were respectively flat and down 1 percentage point compared to the same periods last year, resulting from the cumulative benefits of the restructuring program. Year-over-year, selling, general and administrative expenses, as a percentage of revenue, fell 2 percentage points for the three months ended April 30, 2005, and 3 percentage points for the six months ended April 30, 2005.

Income from Operations

Operating profit for the three and six months ended April 30, 2005 improved $60 million and $118 million respectively compared to a year ago on incremental revenues of only $48 million and $111 million respectively. Increased profitability was driven by higher revenue, lower cost of sales, and the creation of a leaner cost structure during the past year as a three-year restructuring effort was largely completed. Our test and measurement business achieved a return on invested capital (“ROIC”) of 15 percent for the current quarter compared to 1 percent ROIC during the same period last year.

Automated Test

Our automated test business provides test solutions that are used in the manufacture of semiconductor devices, printed circuit-board assemblies and flat panel displays. These solutions are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our automated test business’ test solutions enable electronics designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes and accelerate the high-volume delivery of their products.

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr Change
	2005	2004	2005	2004	Three Months		Six Months
Orders	$171	$286	$331	$486	(40)%		(32)%

Net revenue from products	$140	$221	$254	$399	(37)%		(36)%
Net revenue from services and other	41	45	82	86	(9)%		(5)%

Total net revenue	$181	$266	$336	$485	(32)%		(31)%

Income (loss) from operations	$(20)	$35	$(54)	$56	(157)%		(196)%
Operating margin (deficit)	(11)%	13%	(16)%	12%	(24	) ppts	(28	) ppts

Our automated test segment experienced lower performance compared to prior year periods. The key drivers of performance softness were weak market demand driven by excess capacity, excess inventory in customers’ supply chain, lower wafer starts driving utilization rates down and our product rollout, which is almost complete. The segment is combining system-on-a-chip (“SOC”) test and flash memory test businesses to achieve greater efficiencies and synergies between these two businesses.

Softness in the semiconductor test markets drove down orders for the three and six months ended April 30, 2005. However, we believe that we have passed the bottom of the cycle as SOC test business posted its third consecutive quarter of sequential order growth. The parametric test business experienced softening in orders in the second quarter following a very strong first quarter. Flash memory test orders were down sequentially in what continues to be a difficult environment, despite good acceptance of our V5400 platform.

Electronic manufacturing test orders decreased 17 percent and 18 percent for the three and six months ended April 30, 2005, compared to the same periods last year. The decrease was primarily due to AXI (“Automated X-Ray Inspection”) softness compared to a strong first half last year, ICT (“In-circuit Test”) softness in Asia, AOI (“Automated Optical Inspection”) customers still having unused capacity and aggressive pricing pressure.

Net revenue for the three and six months ended April 30, 2005 decreased 32 percent and 31 percent compared to the same periods last year. Semiconductor test revenue decreased due to excess capacity and because integrated device manufacturers are insourcing to fill internal capacity. Electronic manufacturing test revenue decreased due to AOI customers still having unused capacity, and ICT softness in Asia.

Lower wafer outputs at major foundries and weakness at some of our customers in the wireless market space led to a decline in our utilization rates, which we monitor very closely at semiconductor contract manufacturers (“SCMs”). As a result, while market indictors continue to point to a second half recovery, we continue to believe the rebound will be very slow as the industry absorbs excess test capacity.

Costs and Expenses

The following table shows the percentage point change in our automated test business’ costs and expenses as a percentage of its net revenue for the three months and six months ended April 30, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a% of Net Revenue	Three Months	Six Months
Cost of products and services	8	12
Research and development	6	7
Selling, general and administrative	9	9

Cost of products and services as a percentage of net revenue increased 8 percentage points and 12 percentage points for the three and six months ended April 30, 2005 compared to the same period last year. The increase was driven primarily by reduced volume and pricing pressures.

For the three months ended April 30, 2005, inventory charges were $5 million and sales of previously reserved inventory were $2 million. During the same period last year, both inventory charges and sales of previously reserved inventory were zero. For the six months, ended April 30, 2005, inventory charges were $13 million and sales of previously reserved inventory were $4 million. During the same period last year, inventory charges were zero and sales of previously reserved inventory were $1 million.

Research and development expenses as a percentage of net revenue increased 6 percentage points and 7 percentage points for the three and six months ended April 30, 2005 compared to the same periods last year. The increase was related to the rollout of SOC products and our plan to aggressively expand the breadth of offerings in SOC, flat panel, and flash test systems. Additionally, selling, general and administrative expenses as a percentage of net revenue increased 9 percentage points for the three and six months ended April 30, 2005 compared to the same periods last year.

On a dollar basis, research and development expenses decreased 3 percent for the three months ended April 30, 2005 compared to the same period last year. Selling, general and administrative expenses, on a dollar basis, decreased 2 percent and 4 percent for the three and six months ended April 30, 2005. The decrease was driven primarily by lower infrastructure costs, reduced commissions on order volume, and continued control of discretionary spending.

Income (loss) from Operations

Our automated test segment incurred an operating loss of $20 million and $54 million for the three and six months ended April 30, 2005 compared to an operating profit of $35 million and $56 million last year. The decrease in income from operations compared to last year was primarily due to lower revenue volume. For this business, the result was a ROIC of negative 9 percent for the three months ending in April 30, 2005 compared to an ROIC of 12 percent for the same period last year.

Semiconductor Products

Our semiconductor products business is a supplier of semiconductor components, modules and assemblies for high performance communications systems. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers and integrated circuits (“ICs”) for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. Consumer electronics markets increasingly drive the consumption of our products, with about three-quarters of our demand currently coming from the consumer segment.

Overall, the semiconductor related markets remained weak during the second quarter of 2005, but began to show some signs of a recovery. After a weak first quarter, we showed improved performance during the second quarter but still fell short of performance relative to the same period in fiscal 2004. In the second quarter of 2005, we sold our camera module business, formerly a part of our semiconductor products business. All historical amounts have been restated to exclude the results of the camera module business.

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Six Months
Orders	$464	$443	$844	$930	5%	(9)%

Total net revenue	$414	$457	$795	$887	(9)%	(10)%

Income from operations	$12	$50	$27	$117	(76)%	(77)%
Operating margin	3%	11%	3%	13%	(8)ppts	(10)ppts

Total orders for the three months ended April 30, 2005, were up 5 percent compared to the same period last year. For the three months ended April 30, 2005, orders for our personal systems market (67 percent of semiconductor products) increased by 2 percent compared to the same period last year. This increase was primarily driven by our E-pHEMT and navigation products strength, offset by weakness for components related to handsets, as handset manufacturers finished using the excess inventory. For the three months ended April 30, 2005, our networking market (33 percent of semiconductor products), had in an increase in orders of 11 percent compared to the same period last year. Our fiber optics business experienced the most significant increase, approximately 12 percent, primarily driven by demand for our parallel optics and ethernet products. This demonstrates our recovery from prior quarter quality issues that negatively impacted orders in this business.

Revenue for the three months ended April 30, 2005, was down 9 percent compared to the same period last year. The decline was primarily due to decreased revenue in our electronics components and fiber optics businesses, slightly offset by incremental revenues from our image sensors business. The sale of our camera module business was completed on February 3, 2005. However, we have continued to manufacture and supply image sensors to camera module customers and others. Our navigation business within our electronic components business experienced the sharpest decline as revenues peaked during the second quarter of 2004. The semiconductor products business is experiencing severe pricing pressure from our competitors that are offering lower prices to gain market share. In addition, weak seasonal demand within the wireless handset markets, excess inventory and pricing pressure also negatively impacted revenue in this segment.

During the past two quarters, over-capacity and excess inventory have contributed to a decline in our results for this segment. However, we believe that our customers have worked through most of these issues. Hence, looking forward, we believe that our revenue will grow in the second half of 2005.

Costs and Expenses

The following table shows the percentage point change in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three and six months ended April 30, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Six Months
Cost of products and services	5	6
Research and development	1	1
Selling, general and administrative	1	2

Cost of products as a percentage of net revenue for the three months ended April 30, 2005 increased by 5 percentage points compared to the same period last year. The increase was primarily driven by our navigation businesses, which is experiencing severe pricing pressure due to competitors’ recent introduction of laser mouse solutions. Our competitors have been very aggressive in offering lower prices to gain market share. In addition, revenue has been decreasing at a faster rate than our costs across many of our businesses, which has negatively affected our margins. Our volumes have decreased due to the soft market conditions, which contributed to the increase of costs as a percentage of revenue.

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

For the three months ended April 30, 2005, inventory charges were $3 million and sales of previously reserved inventory were $3 million. During the same period last year, inventory charges were $3 million and sales of previously reserved inventory were $4 million. For the six months ended April 30, 2005, inventory charges were $8 million and sales of previously reserved inventory were $4 million. During the same period last year, inventory charges were $4 million and sales of previously reserved inventory were $5 million.

On a dollar basis, research and development decreased by 3 percent and selling, general and administrative expense decreased by 1 percent for the three months ended April 30, 2005, compared to the same period last year. As a percentage of revenue, total expenses were flat. This business continues to tightly monitor its expenses in light of the continued weakness in the industry. We are also taking actions to move to lower-cost regions in order to be closer to our customers, improve our cost structure and achieve greater efficiencies. We are moving our navigation business to Asia and will be closing a research and development site in the United Kingdom.

Income from Operations

Income from operations for the three month period ending April 30, 2005 decreased by $38 million, compared to the same period last year, with operating margins falling 8 percentage points. The segment’s ROIC was 6 percent for the second quarter, a 15 percentage point decrease from the same period last year. The decrease was attributable to a variety of previously mentioned factors such as the continued weakness in the semiconductor market, average selling price erosion due to pricing pressure and weak volumes.

Life Sciences and Chemical Analysis

Our life sciences and chemical analysis business provides application-focused solutions that include analytical instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services. The business achieved solid growth in the second quarter of 2005, with orders and revenue growing by 14 percent and 3 percent, respectively, compared to the same period last year.

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended April 30,		Six Months Ended April 30,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Six Months
Orders	$385	$338	$741	$645	14%	15%

Net revenue from products	$261	$257	$535	$500	2%	7%
Net revenue from services and other	83	76	163	146	9%	12%

Total net revenue	$344	$333	$698	$646	3%	8%

Income from operations	$39	$37	$90	$84	5%	7%
Operating margin	11%	11%	13%	13%	0 ppts	0 ppts

Orders for the three and six months ended April 30, 2005 grew 14 percent and 15 percent from the same periods last year. In our life sciences business, we saw good growth from large pharmaceutical customers in our tools and solutions business. India, Korea and China saw continued investment in their generic pharmaceutical industry as well as plant expansion and the movement of plants by global pharmaceutical companies, which continue to drive demand for our life science products in Asia. In our chemical analysis business, our large installed base in forensics, chemical firms, petrochemical firms, academic institutions and government organizations continues to drive analytical solutions business in Europe and the Americas. Regulatory initiatives with Asian governments continue to drive demand for test equipment for food, air, and water quality. In Eastern Europe and the Middle East, we saw strong demand from hydrocarbon processing customers.

Revenue for the three and six months ended April 30, 2005 grew 3 percent and 8 percent from the same period last year. Revenue is expected to return to double digit pace in the third quarter of 2005.

Looking forward to the third quarter of 2005, we anticipate revenue to achieve stable growth with strength across both our life science and chemical analysis businesses. We expect new products released such as automated lab-on-a-chip, trap XCT mass spectrometry, informatics solutions and array-based comparative genomic hybridization will bring in growth opportunities in 2005.

Costs and Expenses

The following table shows the percentage point change in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and six months ended April 30, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Six Months
Cost of products and services	(3)	(2)
Research and development	1	1
Selling, general and administrative	2	1

Cost of products and services as a percentage of net revenue was slightly down for the three months ended April 30, 2005, compared to the same period last year. For the three months ended April 30, 2005, both inventory charges and sales of previously reserved inventory were $1 million. During the same period last year, inventory charges were $1 million and sales of previously reserved inventory was zero. For the six months, ended April 30, 2005, both inventory charges and sales of previously reserved inventory were $1 million. During the same period last year, inventory charges were $1 million and sales of previously reserved inventory were zero.

Research and development expenditures as well as selling, general and administrative expenses increased slightly above last year’s level as percentage of net revenue due to increased level of life sciences investments for three and six month ended April 30, 2005.

Income from Operations

Income from operations for the three and six months ended April 30, 2005 increased $2 million and $6 million compared to the same period last year respectively, primarily driven by increases in revenue. Our life sciences and chemical analysis business achieved a ROIC of 22 percent for the three-month period ended April 30, 2005 compared to 15 percent ROIC for the same period last year.

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

Reconciliation of Segment ROIC

(in millions)

(Unaudited)

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis
Three months ended April 30, 2005:
Numerator:
Segment income (loss) from operations	$72	$(20)	$12	$39
Less:
Other (income) expense and taxes	11	(6)	(5)	11

Segment return	61	(14)	17	28

Segment return annualized	$244	$(56)	$68	$112

Denominator:
Segment assets (1)	$2,020	$738	$1,273	$721
Less:
Net current liabilities (2)	430	121	245	203

Invested capital	$1,590	$617	$1,028	$518

Average Invested capital	$1,601	$602	$1,077	$510
ROIC	15%	(9)%	6%	22%

Three months ended April 30, 2004:
Numerator:
Segment income from operations	$12	$35	$50	$37
Less:
Other (income) expense and taxes	6	14	(8)	17

Segment return	6	21	58	20

Segment return annualized	$24	$84	$232	$80

Denominator:
Segment assets (1)	$2,288	$798	$1,367	$710
Less:
Net current liabilities (2)	444	108	285	188

Invested capital	$1,844	$690	$1,082	$522

Average Invested capital	$1,870	$679	$1,094	$537
ROIC	1%	12%	21%	15%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment, allocated corporate assets, gross goodwill and other intangibles less impairments. Allocated corporate assets include estimated deferred tax assets as if the deferred tax asset valuation allowance had not been recorded.
(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

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

This information is not in accordance with, or an alternative for accounting principles generally accepted in the U.S. The non-GAAP information we provide may be different from the non-GAAP information provided by other companies.

FINANCIAL CONDITION

Liquidity And Capital Resources

Cash and cash equivalents increased to $2,685 million at April 30, 2005 from $2,315 million at October 31, 2004.

Net Cash Provided by Operating Activities

We generated cash from continuing operations of $342 million in the six months ended April 30, 2005 compared to $212 million generated in the same period in 2004. Looking forward to the remainder of the year, we expect to continue generating sufficient cash from continuing operations to fund investments in property, plant and equipment.

In the six months ended April 30, 2005, accounts receivable generated cash of $88 million versus $27 million in the same period in 2004. Days sales outstanding decreased to 51 days as of April 30, 2005 from 54 a year ago. We have continued to experience very low losses from bad debts, and good collections history. Accounts payable used cash of $44 million for the six months ended April 30, 2005 versus cash generated of $26 million in the same period in 2004. Cash used for inventory was zero for the six months ended April 30, 2005 compared to cash used of $65 million in the same period in 2004. Inventory days on-hand increased to 96 days as of April 30, 2005, in comparison to 92 days as of the same date last year. In comparison to January 31, 2005, inventory days on-hand decreased 7 days, from 103 days.

We contributed $40 million to our U.S. defined benefit plan in the first half of 2005, compared to $60 million in the same period in 2004. We contributed approximately $15 million to our international plans during the six months ended April 30, 2005, compared to approximately $37 million during the same period in 2004. Total pension plan contributions in the six months ended April 30, 2005 were approximately $55 million, or 43 percent less than in the same period in 2004. Our pension plan contributions are dependent on the performance of our pension assets, the change in the value of our projected pension liabilities, and local statutory pension plan funding requirements, among other factors. We expect to contribute approximately $29 million to our non-U.S. pension plans in the remaining half of 2005. We also paid approximately $66 million during the first half of 2005 for our variable and incentive pay programs, compared with $44 million paid out in the first half of 2004.

We disbursed $40 million on restructuring activities in the six months ended April 30, 2005, primarily in the form of severance payments, compared to $73 million in the six months ended April 30, 2004.

Tax payments of approximately $36 million, primarily for non-U.S. jurisdictions, were offset by refunds of approximately $21 million in the six months ended April 30, 2005. In the six months ended April 30, 2004, we received minimal income tax refunds and paid income taxes of approximately $69 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2005 was $37 million compared to $61 million in the same period in 2004. Investments in property, plant and equipment were $86 million, an increase of $22 million from 2004 levels. We believe that total capital expenditure for the current year will be approximately $160 million compared to last years’ $118 million. In the six months ended April 30, 2005, we invested $19 million in intangible assets and set aside $21 million in restricted cash as collateral. We sold investments for proceeds of $22 million in the first half of 2005. We received proceeds of $43 million from the sale of property, plant and equipment and $27 million from the divestitures of certain businesses in the six months ended April 30, 2005.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the six months ended April 30, 2005 was $59 million compared to $84 million in 2004.

In the first quarter of 2002, we borrowed $1,123 million, net of issuance costs, under a private offering of senior convertible debentures due 2021. The convertible debentures bear interest at a rate of 3 percent per annum, payable on the first of June and December of each year. As of December 2004, we have the option to redeem all or part of the debentures for cash at par. If we choose to redeem the debentures, the holders may elect to receive common stock at the conversion price of $32.22 per share, instead of cash. Holders of the debentures may require us to repurchase all or part of their debentures for cash on December 1 in each of 2006, 2011 and 2016. Holders may convert the debentures into stock at any time at the conversion price of $32.22 per share. If all debentures are converted, we will issue approximately 36 million common shares.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements. We provide lease guarantees on a limited number of these financing arrangements.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to make payments or otherwise conduct operations throughout our global organization.

On February 7, 2003 Standard and Poor’s Rating Services lowered its corporate credit and senior note ratings for Agilent to “speculative grade” status, from BBB minus to BB. On May 22, 2003 Moody’s Investors Service downgraded its senior unsecured rating of Agilent from Baa2 to Ba2. Moody’s also assigned the company a first time senior implied rating of Ba2. Both Moody’s and S&P attached a “negative outlook” to their ratings at the time of the downgrades. The downgrades did not have any material impact on our liquidity. On May 25, 2004, S&P revised its outlook to “positive” from “negative”. On December 20, 2004, Moody’s revised its outlook to “stable” from “negative”. On April 13, 2005, S&P raised its corporate credit and senior unsecured debt ratings of Agilent from BB to BB+ and revised its rating outlook to “stable” from “positive”. There are no financial covenants related to our senior unsecured convertible debentures. We believe that our current cash and cash equivalents and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for the next twelve months.

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the first half of 2005.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

We recently experienced reduced demand for our products and services in several of the markets that we serve worldwide, particularly in semiconductor test and semiconductor products. Revenues in the semiconductor test and semiconductor products businesses fluctuated significantly over the past three years. Agilent consists of several diverse businesses, and demand in our markets is cyclical and seasonal. Pricing pressures and competition remain especially intense in semiconductor-related industries, which could prevent achievement of our long-term gross margin goals and could require us to implement additional cost cutting measures to sustain profitability.

Visibility into our markets is limited. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecast for future quarters are often based on expected seasonalities. However, the markets we serve do not always experience the seasonality we expect. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, or if the semiconductor market does not recover as expected, our results could suffer. As the broader semiconductor market is one of the drivers for our test and measurement business, a continued decrease in the semiconductor market could harm our test and measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

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

There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges and cause us to take additional actions. Our expenses were higher than anticipated during the second quarter of 2004, due to pent up demand for items like travel, training, consultants, manufacturing and operating supplies, which adversely affected our performance. As we grow, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

For example, under SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires Agilent to adopt the new accounting provisions beginning in our first quarter of 2006, and will require Agilent to expense stock-based awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 74 percent and 75 percent of our revenues were generated in U.S. dollars during the second quarter of 2005 and 2004, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The evaluation of Agilent’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, of the implementation by the company and of the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (but not in accordance with Section 404 of the Sarbanes Oxley Act of 2002), we sought to identify any significant deficiencies or material weaknesses in our controls. We also sought to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by Agilent’s internal auditors and by other personnel in Agilent’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the company and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by the company’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. On February 15, 2005, the Court preliminarily approved the settlement contingent upon specified modifications, including modification of a proposed bar order against future claims by the underwriters. The settlement remains subject to final court approval. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Other than the matter described above, there are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on March 1, 2005 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The three proposals presented at the meeting were:

1.	To elect three (3) directors for a term of three years.

2.	To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2005 fiscal year.

3.	To approve the Amended and Restated Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees.

b)	Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
Heidi Kunz	430,871,240	5,391,457
David M. Lawrence, M.D.	430,761,873	5,500,824
A. Barry Rand	430,781,064	5,481,633

The terms of office of James G. Cullen, Robert J. Herbold, Walter B. Hewlett, Koh Boon Hwee and Robert L. Joss as directors continued after the meeting.

c)	The second and third proposals were approved as follows:

(i) The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2005 fiscal year was approved by a vote of 430,363,014 shares in favor, 2,616,596 shares against, 3,265,237 shares abstaining and 17,850 non-votes.

(ii)	The approval of the Amended and Restated Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees was approved by a vote of 424,215,539 shares in favor, 8,325,020 shares against 3,704,288 shares abstaining and 17,850 non-votes.

ITEM 6. EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 38 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2005	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President, Finance and Administration, Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.7	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.8	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed September 2, 2004.*

10.9	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.10	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

10.11	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company’s 10-Q filed September 2, 2004.*

10.12	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.13	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.14	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.15	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.16	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.17	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.18	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q filed June 3, 2004.*

10.19	Amended and Restated Change of Control Severance Agreement entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed March 21, 2005.*

10.20	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.21	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.22	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-Q filed June 3, 2004.*

10.23	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 19, 2004.*

10.24	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s Form 10-Q filed June 3, 2004.*

10.25	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference form Exhibit 10.1 of the Company’s 8-K filed November 19, 2004.*

10.26	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.27	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.28	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed November 12, 2004.*

10.29	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004.*

10.30	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company’s 10-K filed December 21, 2004.*

10.31	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company’s 10-K filed December 21, 2004.*

10.32	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company’s 10-K filed December 21, 2004.*

10.33	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company’s 10-K filed December 21, 2004.*

10.34	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company’s 10-K filed December 21, 2004.*

10.35	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company’s 10-K filed December 21, 2004.*

10.36	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company’s 10-K filed December 21, 2004.*

10.37	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company’s 10-K filed December 21, 2004.*

10.38	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company’s 10-K filed December 21, 2004.*

10.39	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company’s 10-K filed December 21, 2004.*

10.40	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company’s 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.39 of the Company’s 10-Q filed March 10, 2005. Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.

10.41	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed February 4, 2005.*

10.42	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed February 4, 2005.*

10.43	Agilent Technologies, Inc. Performance Based Compensation Plan for Covered Employees, Amended and Restated effective November 1, 2004. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 7, 2005.*

10.44	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed March 7, 2005.*

10.45	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed March 7, 2005.*

10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 21, 2005.*

10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon. Incorporated by reference from Exhibit 10.49 of the Company’s 10-Q filed March 10, 2005.*

10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen. Incorporated by reference from Exhibit 10.50 of the Company’s 10-Q filed March 10, 2005.*

10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005. Incorporated by reference from Exhibit 10.4 of the Company’s 8-K filed March 7, 2005.*

10.50	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors. Incorporated by reference from Exhibit 10.52 of the Company’s 10-Q filed March 10, 2005*

10.51	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn. Incorporated by reference from Exhibit 10.53 of the Company’s 10-Q filed March 10, 2005*

10.52	Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 21, 2005.*

10.53	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed May 3, 2005.*

11.1	See Note 6 “Net Income per Share” in Notes to Condensed Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.