Form 10-Q
period 2005-07-31
AGILENT TECHNOLOGIES INC
filed 2005-09-07
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).     YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).     YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING JULY 31, 2005
COMMON STOCK, $0.01 PAR VALUE	494,178,148 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net revenue:
Products	$1,461	$1,664	$4,342	$4,709
Services and other	227	221	692	650

Total net revenue	1,688	1,885	5,034	5,359
Costs and expenses:
Cost of products	779	943	2,300	2,589
Cost of services and other	144	146	428	427

Total cost of sales	923	1,089	2,728	3,016
Research and development	244	235	724	701
Selling, general and administrative	432	454	1,316	1,345

Total costs and expenses	1,599	1,778	4,768	5,062
Income from operations	89	107	266	297
Other income (expense), net	40	26	107	47

Income before taxes	129	133	373	344
Provision for taxes	25	33	71	69

Net income	$104	$100	$302	$275

Net income per share — Basic:	$0.21	$0.21	$0.61	$0.57
Net income per share — Diluted:	$0.21	$0.20	$0.61	$0.56

Weighted average shares used in computing net income per share:
Basic	494	485	492	482
Diluted	499	491	497	491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	July 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,782	$2,315
Accounts receivable, net	966	1,044
Inventory	936	1,026
Other current assets	242	192

Total current assets	4,926	4,577
Property, plant and equipment, net	1,148	1,258
Goodwill and other intangible assets, net	461	443
Other assets	817	778

Total assets	$7,352	$7,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$441
Employee compensation and benefits	471	545
Deferred revenue	323	284
Income and other taxes payable	374	340
Other accrued liabilities	204	261

Total current liabilities	1,771	1,871
Senior convertible debentures	1,150	1,150
Other liabilities	483	466

Total liabilities	3,404	3,487
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 494 million shares at July 31, 2005 and 487 million shares at October 31, 2004 issued and outstanding	5	5
Additional paid-in-capital	5,311	5,195
Accumulated deficit	(1,509)	(1,810)
Accumulated other comprehensive income	141	179

Total stockholders’ equity	3,948	3,569

Total liabilities and stockholders’ equity	$7,352	$7,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$302	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	226
Deferred taxes	31	14
Excess and obsolete inventory-related charges	68	15
Asset impairment charges and in-process R&D	21	24
Gain on sale of investments	(16)	—
(Gain) loss on sale of assets	(17)	5
Changes in assets and liabilities:
Accounts receivable	70	(50)
Inventory	4	(85)
Accounts payable	(55)	(29)
Employee compensation and benefits	(76)	(25)
Income taxes and other taxes payable	(28)	(51)
Other current assets and liabilities	(39)	(46)
Other long-term assets and liabilities	29	(20)

Net cash provided by operating activities	480	253

Cash flows from investing activities:
Investments in property, plant and equipment	(140)	(90)
Proceeds from the sale of property, plant and equipment	45	36
Investments in equity securities	(11)	(2)
Proceeds from sale of investments	22	—
Proceeds from divestitures	32	—
Increase in restricted cash	(20)	—
Payment of loan receivable	6	1
Acquisition of businesses and intangible assets, net of cash acquired	(56)	(5)

Net cash used in investing activities	(122)	(60)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	115	136
Net borrowings (payments) of notes payable and short-term borrowings	(3)	1

Net cash provided by financing activities	112	137

Effect of exchange rate movements	(3)	—
Net increase in cash and cash equivalents	467	330
Cash and cash equivalents at beginning of period	2,315	1,607

Cash and cash equivalents at end of period	$2,782	$1,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world’s premier measurement company, providing core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts in the condensed consolidated financial statements for the periods ended July 31, 2004 and October 31, 2004 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2004 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2005 and October 31, 2004, condensed consolidated statement of operations for the three and nine months ended July 31, 2005 and 2004, and condensed consolidated statement of cash flows for the nine months ended July 31, 2005 and 2004.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) will require Agilent to expense SBP awards with compensation cost for SBP awards measured at fair value beginning in our first quarter of 2006. The valuation methods under consideration include the lattice model and the Black-Scholes model. We currently use the Black-Scholes model for disclosure in Note 4, “Share-Based Compensation”. We will use the modified prospective application transition method. We are still studying the impact of applying the various provisions of SFAS No. 123(R).

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

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. The AJCA creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 allows us up until October 31, 2005 to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”. In August 2005, the Treasury Department and the IRS issued Notice 2005-64, the third in a series of notices, which is intended to provide additional guidance for U.S. companies evaluating the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings.

The range of possible amounts that we were considering as of July 31, 2005 for repatriation under this provision was between zero and $970 million. Agilent’s earnings for the third quarter of the 2005 fiscal year do not reflect any tax charge relating to such repatriation. In August 2005, Agilent decided to repatriate $970 million to the U.S. during the fourth quarter and to make an election under the AJCA to treat the $970 million as an extraordinary dividend in its 2005 fiscal year. Also in August 2005, Agilent’s Chief Executive Officer and Board of Directors approved a Domestic Reinvestment Plan covering the $970 million of extraordinary dividend to be repatriated. Agilent expects to satisfy the Domestic Reinvestment Plan’s U.S. spending requirements by the end of the 2005 fiscal year. Agilent estimates that a tax charge of up to $53 million will impact Agilent’s earnings for the fourth quarter of the 2005 fiscal year.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The EITF gave guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The adoption of this new guidance did not have an impact on our financial position, results of operations or cash flows as of July 31, 2005. We will be re-evaluating the impact of this EITF for our fiscal year end. See Note 14, “Subsequent Events”, for decisions made after July 31, 2005, but prior to the filing date of this Form 10-Q.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.

4. SHARE-BASED COMPENSATION

We currently follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Compensation expense for discounted options, stock appreciation rights, shares issuable under the Long-Term Performance Program (“LTPP”) and restricted stock is recognized based on the intrinsic value method defined by APB No. 25. The compensation expense under APB No. 25 for the three and nine months ended July 31, 2005 was $2 million and $4 million, respectively, compared to zero and $6 million for the same periods last year.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income – as reported	$104	$100	$302	$275
SFAS No. 123 based compensation	(51)	(62)	(160)	(187)
Tax impact (1)	4	5	11	15

Net income – pro forma	$57	$43	$153	$103

Basic net income per share – as reported	$0.21	$0.21	$0.61	$0.57
Diluted net income per share – as reported	$0.21	$0.20	$0.61	$0.56

Basic and diluted net income per share – pro forma	$0.12	$0.09	$0.31	$0.21

Weighted average shares used in computing net income and pro forma net income per share:
Basic and diluted shares	494	485	492	482

(1)	Due to the valuation allowance provided on our net deferred tax assets in the U.S. and some international jurisdictions, we have not recorded any tax benefits attributable to stock option expense for employees in those jurisdictions.

The following assumptions were used during the three and nine months ended July 31, 2005 and July 31, 2004 to estimate the fair value of options granted:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Risk-free interest rate for options	3.9%	3.8%	3.5%	3.2%
Risk-free interest rate for the 423(b) Plan	3.3%	1.2%	2.4%	1.2%
Dividend yield	0%	0%	0%	0%
Volatility for options (1)	31%	59%	39%	57%
Volatility for the 423(b) Plan (1)	26%	36%	37%	36%
Expected life for options (2)	4 years	5.5 years	4 years	5.5 years
Expected life for the 423(b) Plan (2)	0.5 – 1.5 yrs	0.5 yrs	0.5 – 2 yrs	0.5 – 1 yr

(1)	For the three and nine months ended July 31, 2004, we used our historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the three and nine months ended July 31, 2005, for our employee stock options, we used a 4-year period, of equally weighted historical volatility and market-based implied volatility for the computation of stock-based compensation. For the three and nine months ended July 31, 2005, for the 423(b) Plan, we used a market-based implied volatility of the same term as the expected life. Management believes these estimates of volatility are representative of future trends.
(2)	In the first quarter of 2005, management refined the assumption for expected option life to 4 years, from our previous estimate of 5.5 years. In determining the estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. For the three and nine months ended July 31, 2005, we believe the expected life for options of 4 years is representative of future trends.

SFAS No. 123 requires the use of highly subjective assumptions within option pricing models to determine the value of employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2005:

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Goodwill at October 31, 2004	$191	$93	$98	$40	$422
Foreign currency translation impact	(11)	(4)	(3)	—	(18)
Acquisitions and purchase price adjustments	—	(1)	5	13	17
Divestitures	—	—	(1)	—	(1)

Goodwill at July 31, 2005	$180	$88	$99	$53	$420

The component parts of other intangibles as of July 31, 2005 and October 31, 2004 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2004:
Purchased technology	$139	$125	$14
Customer relationships	29	22	7

Total	$168	$147	$21

As of July 31, 2005:
Purchased technology	$161	$131	$30
Customer relationships	37	26	11

Total	$198	$157	$41

We recorded $30 million of other intangibles and $17 million of goodwill during the nine months ended July 31, 2005, which was related to three acquisitions. Pro forma disclosures are not required for these acquisitions as they were not material. As of July 31, 2005, we expensed approximately $2 million for in-process research and development related to acquisitions completed during the nine months ended July 31, 2005.

Amortization for intangible assets was $4 and $10 million for the three and nine months ended July 31, 2005 and $3 million and $21 million for the same periods in the prior year. Future amortization expense related to existing intangible assets is estimated to be $4 million for the remainder of 2005, $15 million for 2006, $12 million for 2007 and $10 million thereafter.

6. NET INCOME PER SHARE

The following is a presentation of the numerators and the denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions, except per share data)
Numerator:
Net Income	$104	$100	$302	$275
Denominators:
Basic weighted-average shares	494	485	492	482
Potentially dilutive common stock equivalents – stock options and other employee stock plans	5	6	5	9

Diluted weighted-average shares	499	491	497	491

The computations of diluted net income per share for the three and nine months ended July 31, 2005 and 2004 do not include 36 million shares issuable upon conversion of our $1.15 billion senior convertible debentures as the effect was not dilutive for these periods, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share”. In addition, the following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Options to purchase shares of common stock (in millions)	53	42	54	27
Weighted-average exercise price	$32	$35	$32	$39
Average common stock price	$24	$26	$23	$29

7. INVENTORY

	July 31, 2005	October 31, 2004
	(in millions)
Finished goods	$315	$293
Work in progress	107	113
Raw materials and purchased parts	514	620

Total Inventory	$936	$1,026

8. GUARANTEES

Standard Warranty

Reserves are recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet to reflect the Company’s contractual liabilities relating to standard warranty commitments to our customers. Our standard warranty terms are currently one year, but our current reserve balance includes three year agreements from prior periods. We accrue for standard warranty costs in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The balance in our standard warranty accrual is decreasing due to the change last year from selling three year warranties to one year warranties.

(in millions)
Balance at October 31, 2004 and 2003	$59	$71
Accruals for warranties issued during the period	41	55
Accruals related to pre-existing warranties (including changes in estimates)	6	(2)
Settlements made during the period	(59)	(58)

Balance at July 31, 2005 and 2004	$47	$66

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts recorded for extended warranty contracts are included in deferred revenue on the condensed consolidated balance sheet. The extended warranty balance is increasing due to shorter standard warranty periods provided by our businesses as noted above. Therefore customers now have to pay for extended warranty coverage if they want to be covered for longer than one year.

(in millions)
Balance at October 31, 2004 and 2003	$57	$33
Recognition of revenue	(12)	(16)
Deferral of revenue for new contracts	36	24

Balance at July 31, 2005 and 2004	$81	$41

9. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended July 31,
	2005	2004
	(in millions)
Net income	$104	$100
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	5	(2)
Change in unrealized gain on derivative instruments, net	2	—
Reclassification adjustment relating to derivatives, net	3	—
Foreign currency translation, net	(86)	(55)

Comprehensive income	$28	$43

Comprehensive income for the three and nine months ended July 31, 2004 includes a $51 million correction related to the second quarter of 2004 to increase income taxes payable and reduce the ending foreign currency translation, net balance in accumulated comprehensive income. The adjustment was not material to stockholders’ equity or current liabilities and did not impact operating cash flows or results of operations.

	Nine Months Ended July 31,
	2005	2004
	(in millions)
Net income	$302	$275
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net	11	(1)
Change in unrealized gain on derivative instruments, net	—	6
Reclassification adjustment relating to investments included in net income, net	2	4
Reclassification adjustment relating to derivatives, net	8	6
Foreign currency translation, net	(60)	33
Change in minimum pension liability	1	—

Comprehensive income	$264	$323

10. RESTRUCTURING AND ASSET IMPAIRMENT

Summary

During 2005, we continued to act on the restructuring plans that we announced in 2001, 2002 and 2003. Substantially all workforce management actions have been completed in connection with these plans, but charges in connection with the consolidation of excess facilities continue to be recorded related to changes in market conditions. Lease payments and market adjustments will continue to be recorded for five years.

In addition to the actions taken under the previously-announced plans, several businesses incurred charges in the three and nine months ended July 31, 2005, in order to adjust their workforce, equipment and locations to the changing economic environment. We expect such actions to continue independent of our restructuring plans as our businesses adapt to their markets. In the test and measurement business, we had workforce reduction charges relating to a Voluntary Severance Program in addition to other traditional workforce reductions. See Note 14, “Subsequent Events”, for decisions made after July 31, 2005, but prior to the date of this Form 10-Q.

A summary of restructuring activity from October 31, 2004 through July 31, 2005 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Assets, Property, Plant and Equipment	Total
	(in millions)
Ending balance at October 31, 2004	$21	$66	$—	$87
Total charge	44	7	3	54
Asset impairments	—	—	(3)	(3)
Cash payments	(40)	(21)		(61)

Ending balance at July 31, 2005	$25	$52	$—	$77

The restructuring accruals for all previously-announced plans and the actions taken in 2005, which totaled $77 million as of July 31, 2005 and $87 million as of October 31, 2004, are recorded in other accrued liabilities on the condensed consolidated balance sheet and represent estimated future cash outlays. Lease payments are expected over the next 5 years, workforce reduction charges are expected to be paid out over the next 12 months.

A summary of the statement of operations impact of the charges resulting from all of the restructuring plans is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)
Cost of products and services	$16	$24	$20	$39
Research and development	12	2	14	12
Selling, general and administrative	13	16	20	56

Total restructuring and asset impairment charges	$41	$42	$54	$107

11. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2005 and 2004, our net pension and post-retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post-Retirement Benefit Plans
	Three Months Ended July 31,
	2005	2004	2005	2004	2005	2004
	(in millions)
Service cost — benefits earned during the period	$16	$16	$10	$10	$2	$4
Interest cost on benefit obligation	10	10	14	12	7	8
Expected return on plan assets	(12)	(11)	(18)	(16)	(6)	(6)
Amortization and deferrals:
Actuarial loss	—	1	8	8	2	2
Prior service cost	—	—	—	—	(3)	(1)

Total net plan costs	$14	$16	$14	$14	$2	$7

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2005	2004	2005	2004	2005	2004
	(in millions)
Service cost — benefits earned during the period	$48	$48	$30	$30	$4	$12
Interest cost on benefit obligation	30	30	44	36	21	24
Expected return on plan assets	(36)	(33)	(55)	(48)	(18)	(18)
Amortization and deferrals:
Actuarial loss	—	3	24	24	6	6
Prior service cost	—	—	—	—	(9)	(3)

Total net plan costs	$42	$48	$43	$42	$4	$21

We contributed approximately $18 million and $73 million to fund our various defined benefit plans during the three and nine months ended July 31, 2005 and $17 million and $114 million for the same periods in 2004. We expect to contribute approximately $12 million during the remainder of 2005.

12. SEGMENT INFORMATION

We are the world’s premier measurement company, providing core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries. As of July 31, 2005 we organized our business operations into four major groups, test and measurement, automated test, semiconductor products, and life sciences and chemical analysis, each of which comprises a reportable segment.

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

In the first half of fiscal 2005, we refined how we allocated infrastructure charges across the segments. In addition to this change, a small division of the test and measurement segment was transferred into the semiconductor products segment. All historical amounts have been reclassified to conform to the current period presentation.

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

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Three months ended July 31, 2005:
Total net revenue	$705	$192	$450	$341	$1,688
Income from operations	$72	$(13)	$39	$42	$140
Three months ended July 31, 2004:
Total net revenue	$763	$243	$458	$335	$1,799
Income from operations	$89	$19	$41	$45	$194

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total
	(in millions)
Nine Months ended July 31, 2005:
Total net revenue	$2,153	$528	$1,245	$1,039	$4,965
Income from operations	$207	$(67)	$66	$132	$338
Nine Months ended July 31, 2004:
Total net revenue	$2,100	$728	$1,345	$981	$5,154
Income from operations	$106	$75	$158	$129	$468

The following table reconciles net segment revenue to Agilent’s total enterprise net revenue:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Total reportable segments’ net revenue	$1,688	$1,799	$4,965	$5,154
Revenue from Camera Module Business	—	86	69	205

Net revenue, as reported	$1,688	$1,885	$5,034	$5,359

The following reconciling items are excluded from segment results based on our management reporting system. The following table reconciles segment results to Agilent’s total enterprise results before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)
Total reportable segments’ income from operations	$140	$194	$338	$468
Unallocated infrastructure charges and other (1)	(51)	(87)	(72)	(171)
Other income (expense), net	40	26	107	47

Income before taxes, as reported	$129	$133	$373	$344

(1)	Unallocated infrastructure charges and other consists primarily of amortization and impairment of intangibles and restructuring and asset impairments.

In the first quarter of 2005, we refined the methodology for allocating corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. The following table reflects the updated measure of segment assets for each segment. All historical amounts have been reclassified to conform to the current period presentation.

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis	Total Segments
	(in millions)
Assets:
As of October 31, 2004	$2,156	$703	$1,357	$732	$4,948
As of July 31, 2005	$1,850	$690	$1,299	$734	$4,573

The following table reconciles segment assets to Agilent’s total assets:

	July 31, 2005	October 31, 2004
	(in millions)
Total reportable segments’ assets	$4,573	$4,948
Cash and cash equivalents	2,782	2,315
Prepaid expenses	403	111
Long term and other receivables	212	204
Cost method investments	156	154
Other, including tax valuation allowance	(774)	(676)

Total assets	$7,352	$7,056

13. OTHER INCOME AND EXPENSE

The following table presents the components of other income (expense), net for the three and nine months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(in millions)
Interest income	$22	$6	$51	$16
Interest expense	(9)	(9)	(24)	(26)
Income from equity-method investees	11	8	24	11
Rental income	7	6	22	18
Investment impairments	—	—	(13)	(8)
Investment gains	1	—	16	—
Gain on sale of camera module business	—	—	12	—
Government grants	5	2	6	6
Income from leases	—	5	—	5
Other, net	3	8	13	25

Other income (expense), net	$40	$26	$107	$47

Interest income is derived principally from the investment of our surplus cash balances in bank time deposits and other money market instruments, which are cash equivalents. Interest expense is incurred principally on our senior convertible debentures. We incurred investment impairment charges primarily to recognize the other than temporary impairment of investments that we hold on a cost basis. Income from equity-method investees primarily consists of Lumileds equity income.

14. SUBSEQUENT EVENTS

Semiconductor Products Business Asset Purchase Agreement

On August 14, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Argos Acquisition Pte. Ltd. providing for the sale of our semiconductor products business. Under the terms of the Asset Purchase Agreement, the purchase price payable for our semiconductor product business will be $2.66 billion, subject to adjustment based on a determination of Adjusted EBITDA and working capital, each calculated in accordance with the terms of the Asset Purchase Agreement. The transaction is subject to antitrust approvals and other customary closing conditions. We anticipate the transaction to close around our fiscal year-end. This description is only a summary, for details see the Asset Purchase Agreement that was filed with the SEC as Exhibit 2.1 to our Form 8-K dated August 15, 2005.

The following table presents the estimated net assets available for sale:

July 31, 2005
(in millions)
Accounts Receivable	$223
Inventory	185
Fixed Assets	235
Other assets and liabilities, net	(87)

Net assets	$556

Semiconductor products business assets, as presented in Note 12, “Segment Information”, consist of inventory, accounts receivable, property plant and equipment, gross goodwill and other intangibles, deferred taxes and allocated corporate assets. Net assets available for sale exclude gross goodwill and other intangibles, deferred taxes and substantially all allocated corporate assets.

Lumileds Share Purchase Agreement

On August 12, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which we agreed to sell our stake in Lumileds Lighting International, B.V. (“Lumileds”) to Philips. Lumileds is a global joint venture between Agilent and Philips under a Second Amended and Restated Joint Venture Agreement (the “Joint Venture Agreement”), dated as of November 29, 2004, between Agilent and Philips. Pursuant to the Share Purchase Agreement, as of the closing of the transaction the Joint Venture Agreement and the ancillary agreements will be terminated. The purchase price payable by Philips under the Share Purchase Agreement is $948.5 million. Lumileds will also repay approximately $51 million of the outstanding principal debt and accrued interest due to us as of July 31, 2005 under the Credit Agreement, dated as of November 30, 2001, by and among Lumileds, Philips, Agilent and Agilent Technologies Coordination Center S.C./C.V. The transaction is subject to antitrust approval. The carrying value of the company’s investment in Lumileds at July 31, 2005 was approximately $40 million.

Plan to spin-off a new company

On August 15, 2005, we announced our plan to launch a new company (“Newco”) consisting of our System-on-a-Chip (“SOC”) and memory test businesses as soon as practical in fiscal year 2006. These two businesses are currently reported as part of our automated test business. For the third quarter of 2005, the automated test business reported revenue of $192 million, and the SOC and memory test revenue accounts for approximately 60 percent of that total. We are considering an initial public offering for approximately 19 percent of the shares in Newco followed by a subsequent distribution to our shareholders of the remaining 81 percent of the shares of Newco’s common stock held by us.

Restructuring

On August 15, 2005, we announced a restructuring plan to reduce our infrastructure costs by more than $450 million and infrastructure-related employment by about 1,300 jobs. The reduction of infrastructure employment costs will be accomplished through a combination of employee transfers to the new entity resulting from the sale of our semiconductor products business, the new company resulting from the planned spin-off, attrition and other workforce reduction initiatives. We also expect to incur approximately $200 million of implementation costs, which may be offset by proceeds of property and other asset sales. We plan to eliminate approximately 11 facilities, primarily associated with the sale of our semiconductor products business. In addition, we will be reducing the number of sales offices worldwide. Potential charges for the consolidation of these excess facilities are being evaluated. We expect this restructuring to be substantially complete by the end of fiscal year 2006, although payments relating to the consolidation of excess facilities will likely continue for several years thereafter.

Stock repurchase program

On August 11, 2005, our Board of Directors authorized the repurchase of $4 billion of Agilent’s common stock. The repurchase is underway, and we intend to repurchase shares worth approximately $3 billion by the end of fiscal year 2006. We anticipate that the share repurchase will be implemented using a variety of methods, which may include open market purchases, block trades, self tender, accelerated share repurchase transactions and other means, or by any combination of such methods. The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions and corporate and regulatory requirements. The stock repurchase program may be suspended or discontinued at any time. We plan to use funds received from our semiconductor products business and Lumileds divestitures, as well as existing cash and borrowing capabilities, to pay for these repurchases.

Convertible debentures

On August 11, 2005, the Board of Directors authorized Agilent management to redeem the entire $1.15 billion in convertible debentures. On August 25, 2005, Agilent elected to redeem all of its outstanding 3% senior convertible debentures due 2021, and a notice of redemption was sent by Citibank, N.A., the trustee for the convertible debentures, to all registered holders of the convertible debentures that the convertible debentures will be redeemed on September 9, 2005. As of July 31, 2005, the aggregate outstanding principal amount of convertible debentures was $1.15 billion. Upon redemption by Agilent, none of the convertible debentures will remain outstanding. Holders of the debentures have the option to convert their debentures into approximately 36 million shares in total of Agilent common stock prior to the redemption date of September 9, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our convertible debentures, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, revenue generated from international sales, our contributions to our pension plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, the sale of our semiconductor products business and the intended spin-off of our SOC and memory test businesses, our retention of contingent liabilities from the divestiture of the semiconductor products business, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we” “Agilent” or the “company”), is the world’s premier measurement company, providing core analytical and electrical instruments and components to the communications, electronics, semiconductor, life sciences and chemical analysis industries. As of July 31, 2005, Agilent’s business segments were organized according to the customers and markets they serve: test and measurement, automated test, semiconductor products, and life sciences and chemical analysis.

For the three and nine months ended July 31, 2005, total orders were up 1 percent and down 5 percent, respectively, from the same periods last year. Revenue for the three and nine months ended July 31, 2005 was $1.7 billion and $5.0 billion, respectively, a decrease of 10 percent and 6 percent from the same periods last year. We experienced continued softness in several of Agilent’s markets, and our revenues decreased in comparison to last year, mainly due to the weak wireless test and semiconductor test markets. Additionally, in the beginning of the second quarter of 2005, we sold our camera module business which had revenues of $69 million year to date compared to $205 million for the nine months ended July 31, 2004. In our test and measurement business, overall demand was mixed in communications test solutions, with wireless test still below last year and wireline test up, and some strength in general purpose instruments. Although our automated test business revenue decreased in comparison to the same three month period last year, we experienced an increase in revenue over the previous quarter.

Net income for the three and nine months ended July 31, 2005 was $104 million and $302 million, an increase of 4 percent and 10 percent from the three and nine months ended July 31, 2004. The increase in net income was driven by lower spending. For the nine months ended July 31, 2005, we generated operating cash flow of $480 million and the cash balance as of July 31, 2005 was $2.8 billion.

During the nine months ended July 31, 2005, we made some structural and operational changes to address market challenges in our automated test and semiconductor products businesses. For instance in our automated test business, we have moved management teams, research and development project teams and a significant portion of outsourced manufacturing for our manufacturing test business to Asia. In our semiconductor products business, we have moved our navigation business to Asia and sold our camera module business. On August 15, 2005, we announced a series of actions intended to enhance Agilent’s focus as the world’s premier measurement company and enhance value for our shareholders. See Note 14, “Subsequent Events”, to our Condensed Consolidated Financial Statements for further information. The announcements made on August 15, 2005, include:

•	An agreement to sell our semiconductor products business to Argos Acquisition Pte. Ltd. for $2.66 billion, subject to customary closing conditions and purchase price adjustments.

•	An agreement to sell our stake in Lumileds to Koninklijke Philips Electronics N.V. for $948.5 million plus the repayment of $51 million of the outstanding principal debt plus accrued interest due to us as of July 31, 2005 from Lumileds.

•	Plans to spin off our system-on-a-chip (“SOC”) and memory test businesses as soon as practical in 2006.

•	A $4 billion share repurchase program intended to return the proceeds of the sale of our semiconductor products business and our stake in Lumileds to our shareholders.

•	Plans to reduce our infrastructure costs by more than $450 million and infrastructure-related employment by about 1,300 jobs.

In addition, on August 25, 2005, Agilent elected to redeem all of its outstanding 3% senior convertible debentures due 2021, and a notice of redemption was sent by Citibank, N.A., the trustee for the convertible debentures, to all registered holders of the convertible debentures that the convertible debentures will be redeemed on September 9, 2005. As of July 31, 2005, the aggregate outstanding principal amount of convertible debentures was approximately $1.15 billion. Upon redemption by Agilent, none of the convertible debentures will remain outstanding. Holders of the debentures have the option to convert their debentures into approximately 36 million shares in total of Agilent common stock prior to the redemption date of September 9, 2005. Agilent does not expect to incur any early termination penalties in connection with the redemption of the convertible debentures.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended July 31, 2005 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended July 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Adoption of New Pronouncements

During the nine months ended July 31 2005, the FASB issued SFAS 123(R), “Share-Based Payment”, SAB No. 107, “Share-Based Payment”, FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA”, EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” and SFAS 154, “Accounting Changes and Error Corrections”. See Note 3, “New Accounting Pronouncements” of the Condensed Consolidated Financial Statements for a description of the pronouncements, including the expected dates of adoption and the effects on our results of operations and financial position.

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

Results of Operations

Orders and Net Revenue

(in millions except change)

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2005	2004	2005	2004	Three Months	Nine Months
Orders	$1,797	$1,775	$5,127	$5,398	1%	(5)%

Net revenue from products	$1,461	$1,664	$4,342	$4,709	(12)%	(8)%
Net revenue from services and other	227	221	692	650	3%	6%

Total net revenue	$1,688	$1,885	$5,034	$5,359	(10)%	(6)%

Overall, orders increased 1 percent and decreased 5 percent for the three and nine months ended July 31, 2005, respectively, as compared to the same periods in 2004. Orders were up for the first time in one year. In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. The volatility in the orders was driven by the wireless test and the semiconductor test markets in comparison to last year. Orders for test and measurement products were down as we continue to see softness in the wireless test business; however, there was some strength in the general purpose test business, which is approximately 29 percent of the test and measurement business. Automated test orders were up for the third consecutive quarter primarily driven by growth in the SOC and memory test businesses. Orders for semiconductor products were up primarily due to personal systems components, approximately 73 percent of semiconductor products, with strength in wireless handset and navigation components. Life sciences and chemical analysis business orders increased compared to last year, with particular strength in life sciences’ orders from generic pharmaceutical manufacturers and for the new gas chromatography and mass spectrometry (“GCMS”) platforms within chemical analysis.

Net revenue by region	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr % Change
	2005	2004	2005	2004	Three Months	Nine Months
Americas	$612	$663	$1,749	$1,824	(8)%	(4)%
Europe	340	363	1,093	1,100	(6)%	(1)%
Asia Pacific	736	859	2,192	2,435	(14)%	(10)%

Total net revenue	$1,688	$1,885	$5,034	$5,359	(10)%	(6)%

Net revenue decreased 10 percent and 6 percent for the three and nine months ended July 31, 2005 compared to the same periods in 2004. The decrease was primarily a result of the weak wireless test and semiconductor test markets. We continue to see some softness in the cell phone handset test market. We believe that the wireless test and the semiconductor test businesses may have bottomed, as we are seeing rising orders and expect to see higher revenues in the fourth quarter.

Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased by 3 percent and 6 percent for the three and nine months ended July 31, 2005 compared to the same periods in 2004. Service revenue tends to lag product revenue due to significant service revenue recognition being spread over extended time periods.

Costs and Expenses

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Point Change
	2005	2004	2005	2004	Three Months	Nine Months
Cost of products as a percentage of product net revenue	53%	57%	53%	55%	(4)	(2)
Cost of services and other as a percentage of service and other revenue	63%	66%	62%	66%	(3)	(4)
Total cost of sales as a percentage of total net revenue	55%	58%	54%	56%	(3)	(2)
Operating margins	5%	6%	5%	6%	(1)	(1)

Total cost of sales as a percentage of net revenue decreased by 3 and 2 percentage points for the three and nine month periods ended July 31, 2005, respectively, compared to the same periods in 2004. Cost of products as a percentage of product revenue decreased by 4 and 2 percentage points for the three and nine month periods, respectively, as compared to the same periods in 2004. Cost of services and other as a percentage of service and other revenue decreased 3 and 4 percentage points for the three and nine month periods, respectively, as compared to the same periods in 2004. Decreases were driven primarily by incremental savings from our restructuring efforts done over the course of the past several years.

The following table presents the gross inventory charges and sales of previously reserved for inventory by business:

Gross inventory charges

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Test and Measurement	4	6	20	7
Automated Test	6	—	19	—
Semiconductor Products	5	3	13	7
Life Sciences and Chemical Analysis	1	—	2	1
Unallocated	5	—	14	—

Total	21	9	68	15

Sale of previously reserved for inventory
	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Test and Measurement	(1)	—	(3)	(3)
Automated Test	(3)	—	(7)	(1)
Semiconductor Products	(3)	(4)	(7)	(9)
Life Sciences and Chemical Analysis	—	(1)	(1)	(1)
Unallocated	—	—	(2)	—

Total	(7)	(5)	(20)	(14)

Our gross margins improved for the three and nine months ended July 31, 2005 compared to the same periods last year despite the lower revenues, pricing pressures and difficult conditions in several of the Agilent markets. In addition, we had incremental savings from our restructuring efforts and our reduction in spending. In dollar terms costs of sales for the three and nine months ended were sharply lower from the same periods last year.

Research and development expenses increased 4 percent and 3 percent in dollar terms in the three and nine months ended July 31, 2005 respectively, as compared to the same periods in 2004. As a percent of revenue, research and development increased by 2 and 1 percentage points for the three and nine months ended July 31, 2005, respectively. Research and development expenses increased primarily due to additional spending in the life sciences and chemical analysis business and recent acquisitions. However, although we remain committed to bringing new products to market, we are taking a more focused, strategic approach to align our businesses with available markets.

Selling, general and administrative expenses declined 5 percent and 2 percent in dollar terms for the three and nine months ended July 31, 2005, respectively, as compared to the same periods in 2004. Selling, general and administrative expenses declined primarily due to incremental savings from our restructuring efforts, reductions in discretionary and general infrastructure spending, curtailed hiring, one week shutdowns in the U.S. and Germany and strengthening of the U.S. dollar. However, in the same periods, selling, general and administrative expenses increased by 2 percentage points and 1 percentage point as a percentage of total net revenue due to lower revenues in the current periods.

Overall, our operating expenses have decreased in dollar terms for both the three and nine months ended July 31, 2005, as compared to the same periods last year. Our cost structure reduction compared to the prior year was accomplished primarily through savings generated from our restructuring plans. Operating margins have declined due to declines in revenues.

At July 31, 2005, our headcount was approximately 28,000, unchanged from July 31, 2004. We expect to recognize additional net savings and a reduction in headcount from recently announced restructuring actions, the sale of our semiconductor products business and the intended spin off of our SOC and memory test business in the next fiscal year.

Other income (expense), net

In the three and nine months ended July 31, 2005, other income (expense), net was $40 million and $107 million, respectively. Other income (expense), net increased by $14 million as of the three months ended July 31, 2005 and $60 million as of the nine months ended July 31, 2005, compared to the same period in 2004. See Note 13, “Other income and expense”, for further information.

Tax Valuation Allowance and Provision for Taxes

For the three and nine months ended July 31, 2005, we recorded an income tax provision of $25 million and $71 million, respectively, as compared with an income tax provision of $33 million and $69 million, respectively, for the corresponding periods in 2004. The current quarter provision was recorded for taxes on income generated in jurisdictions other than the U.S. and other than selected foreign jurisdictions in which the company has a full valuation allowance. During the third quarter of 2003, we established a valuation allowance of $1.4 billion for deferred tax assets in the U.S. and the U.K. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

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

Segment Results

Management measures the results of each of the segments after excluding amortization of intangible assets and items such as restructuring and asset impairment charges. These charges are at the enterprise level. See Note 12, “Segment Information”, to our Condensed Consolidated Financial Statements for further information.

General Infrastructure and Shared Services

Infrastructure cost savings were $17 million and $31 million for the three and nine months ended July 31, 2005, compared to the same periods last year. Infrastructure spending decreases were related to services moved to lower cost regions, cost reductions on IT projects and savings from previously announced restructuring programs. We allocate expenses to our businesses according to usage of related services.

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

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Nine Months
Orders	$722	$772	$2,131	$2,147	(6)%	(1)%

Net revenue from products	$597	$658	$1,825	$1,799	(9)%	1%
Net revenue from services and other	108	105	328	301	3%	9%

Total net revenue	$705	$763	$2,153	$2,100	(8)%	3%

Income from operations	$72	$89	$207	$106	(19)%	95%
Operating margin	10%	12%	10%	5%	(2) ppts	5	ppts

Overall orders for the three and nine months ended July 31, 2005 declined 6 and 1 percent, respectively, compared to last year. Communications test orders accounted for 71 percent of the test and measurement business and decreased 6 percent year-over-year for the three months ended July 31, 2005. Wireless orders declined year-over-year for the three months ended July 31, 2005, due to softness from the cell phone handset test business, further consolidation of industry network equipment manufacturers and fewer purchases from smaller market players. However, this was partially offset by continued stability in wireless research and development (both handset and base station) and wireless providers investing to improve customer service and integrate networks after industry mergers. Wireline test orders increased compared to last year for the three months ended July 31, 2005, due to a continued strength in our router testing solutions and a positive shift in the telecommunications market capital expenditures toward new technologies. General purpose test orders accounted for 29 percent of the test and measurement segment and declined 8 percent year-over-year for the three months ended July 31, 2005, with softness in the semiconductor industry outweighing continued strength in our new oscilloscope products.

Revenues for the three and nine months ended July 31, 2005 decreased 8 percent and increased 3 percent, respectively, compared to the same periods last year. Communications test decreased 7 percent and general purpose test decreased 10 percent compared to last year for the three months ended July 31, 2005.

Looking forward, we expect gradual growth for our test and measurement business to be driven by our customers’ rollout of wireless 3rd Generation services (high data rate, multi-media) and wireline opportunities in broadband access, voice over internet protocol and fiber-to-the-home. We expect this growth to be offset as some major U.S. Defense programs have been delayed or cancelled and we expect continued softness in the semiconductor industry.

Costs and Expenses

The following table shows the percentage point change in our test and measurement business’ costs and expenses as a percentage of net revenue for the three and nine months ended July 31, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Nine Months
Total cost of sales	(2)	(3)
Research and development	2	—
Selling, general and administrative	2	(2)

Total cost of sales as a percentage of net revenue decreased 2 and 3 percentage points for the three and nine months ended July 31, 2005 compared to a year ago. The reduction was attributable to increased focus on spending control, further site consolidation and transfer of manufacturing to low cost regions.

Research and development expenses for the three and nine months ended July 31, 2005, as a percentage of net revenue, were up 2 percentage points and flat, respectively, compared to the same periods last year. Year-over-year, selling, general and administrative expenses, as a percentage of revenue, increased 2 percentage points for the three months ended July 31, 2005, and decreased 2 percentage points for the nine months ended July 31, 2005.

Income from Operations

Operating profit for the three months ended July 31, 2005 decreased $17 million, due to a $58 million drop in revenue. For the nine months ended July 31, 2005, operating profit increased $101 million compared to a year ago, due to a combination of increased revenues and decreased costs. Our test and measurement business achieved a return on invested capital (“ROIC”) of 17 percent for the current quarter compared to 14 percent ROIC during the same period last year.

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

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Nine Months
Orders	$228	$208	$559	$694	10%	(19)%

Net revenue from products	$151	$200	$404	$598	(25)%	(32)%
Net revenue from services and other	41	43	124	130	(5)%	(5)%

Total net revenue	$192	$243	$528	$728	(21)%	(27)%

Income (loss) from operations	$(13)	$19	$(67)	$75	(168)%	(189)%
Operating margin (deficit)	(7)%	8%	(13)%	10%	(15) ppts	(23) ppts

Orders for our automated test business in the three months ended July 31, 2005 increased 10 percent compared to last year due to strength in our SOC business. This strength helped our automated test business post three quarters of sequential order growth. However, orders were down 19 percent for the nine months ended July 31, 2005 due to softness across all businesses other than the parametric test business.

Semiconductor test orders, which represent approximately 80 percent of our automated test business, increased 18 percent and decreased 20 percent for the three and nine months ended July 31, 2005, respectively, compared to the same periods last year. We believe that the SOC test business may have passed the bottom of a cycle that began between the second and third quarters of 2004. Capacity utilization for our 93K systems was above 90 percent in the current quarter. Momentum generated by our new Pinscale products introduced during the nine months ended July 31, 2005 helped our SOC test business post its fourth quarter of sequential order growth.

Electronic manufacturing test orders, which represent approximately 20 percent of our automated test business, decreased 16 percent and 17 percent for the three and nine months ended July 31, 2005, respectively, compared to the same periods last year. The decreases were primarily due to order declines in the imaging product lines. Automated X-Ray Inspection products had fewer computation industry orders compared to the three and nine months ended July 31, 2004, while Automated Optical Inspection experienced a decline in business activity from automotive and communications customers. However, In-circuit Test had its highest level of order activity in 2 years.

Overall, the book-to-bill ratio for the automated test business improved from 0.86 to 1.19 and from 0.95 to 1.06 in the three and nine months ended July 31, 2005, respectively, when compared to the same periods last year. Net revenue for the three and nine months ended July 31, 2005 decreased 21 percent and 27 percent, respectively, compared to the same periods last year. Although our automated test business may have touched the bottom of the cycle in the first half of 2005, we believe the rebound will be gradual as market indicators continue to point to a recovery in the second half of the year.

Costs and Expenses

The following table shows the percentage point change in our automated test business’ costs and expenses as a percentage of its net revenue for the three months and nine months ended July 31, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Nine Months
Total cost of sales	6	10
Research and development	4	6
Selling, general and administrative	5	7

Total cost of sales as a percentage of net revenue increased 6 percentage points and 10 percentage points for the three and nine months ended July 31, 2005, respectively, compared to the same periods last year. The increases were driven primarily by reduced volume, new product roll-outs and aggressive pricing of legacy products.

Research and development expenses as a percentage of net revenue increased 4 percentage points and 6 percentage points for the three and nine months ended July 31, 2005, respectively, compared to the same periods last year. The increase was related to the rollout of SOC products and our plan to aggressively expand the breadth of offerings in SOC, flat panel displays, and memory test systems.

Selling, general and administrative expenses as a percentage of net revenue increased 5 percentage points and 7 percentage points for the three and nine months ended July 31, 2005, respectively, compared to the same periods last year due to decreased revenue. Selling, general and administrative expenses, on a dollar basis, decreased 4 percent for the three and nine months ended July 31, 2005. The decrease was driven primarily by lower infrastructure costs and continued control of programs and discretionary spending.

Income (loss) from Operations

Our automated test business incurred an operating loss of $13 million and $67 million for the three and nine months ended July 31, 2005, respectively, compared to operating profits of $19 million and $75 million in the same periods last year. The decrease in income from operations compared to last year was primarily due to lower revenue volume. The result was an ROIC of negative 6 percent for the three months ended July 31, 2005 compared to an ROIC of 8 percent for the same period last year.

Semiconductor Products

Our semiconductor products business is a supplier of semiconductor components, modules and assemblies for consumer and commercial electronics applications. We design, develop and manufacture products for the networking and personal systems markets. Our networking products include fiber optic transceivers and integrated circuits (“ICs”) for enterprise storage and networking. Our personal systems products are used in mobile phones, optical mice, flat panel displays, printers and plasma televisions. Consumer electronics markets increasingly drive the consumption of our products, with about three-quarters of our demand currently coming from the consumer segment.

Overall, the semiconductor related markets which we serve showed signs of improvement during the third quarter of 2005. After a weak first half, our performance progressed during the third quarter by maintaining margins and increasing orders. The sale of our camera module business was completed on February 3, 2005. All historical amounts have been restated to exclude the results of the camera module business.

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Nine Months
Orders	$499	$399	$1,343	$1,329	25%	1%

Total net revenue	$450	$458	$1,245	$1,345	(2)%	(7)%

Income from operations	$39	$41	$66	$158	(5)%	(58)%
Operating margin	9%	9%	5%	12%	—	(7) ppts

Total orders for the three months ended July 31, 2005, were up 25 percent compared to the same period last year. The increase in orders was led by personal systems, approximately 73 percent of our business, which was up 37 percent from last year, with particular strength in wireless handset components and navigation products. Orders growth in our wireless business was driven by its Power, FBAR and front-end modules. Camera sensor sales were very strong due to demand from cell phone manufacturers and growth in the mobile market. Despite intense pricing pressure, LED orders improved in the third quarter driven by orders from the mobile phone, electronic signs and signals (“ESS”) and automotive industries. Laser mouse sales drove improved navigation orders as the laser mouse market started gearing up for the year-end peak season. Networking orders were up 2 percent, with strength in our image sensor business offset by weak orders from our fiber optics business. Fiber orders declined due to quality issues with our VCSEL oxide products and soft demand in parallel and storage components.

Revenue for the three months ended July 31, 2005, was $450 million, down 2 percent compared to the same period last year. The decline was primarily due to decreased revenue in our electronics components and fiber optics businesses, offset by strong performance in our image sensor business. Our electronics components business continued to face average selling price (“ASP”) pressures and competition in the third quarter. Our fiber optics business suffered from demand softness in the parallel and base businesses. Quality issues with our VCSEL oxide products also weakened top line results, but we have mitigated these issues. Storage components experienced a surge at the end of the third quarter, indicative of general strength in customer business.

Demand for both our 2 Gigabit and new 4 Gigabit products in our networking market is expected to remain strong through the end of the year. Overall the optical mouse market demand has increased and our laser sensors are experiencing an improved level of orders. Furthermore, we anticipate increased revenue in the fourth quarter of 2005 in wireless solutions and laser mouse navigation devices, as well as products retained in our image sensor business. These products generally experience strong seasonality driven by the upcoming holiday buying season.

Costs and Expenses

The following table shows the percentage point change in our semiconductor products business’ costs and expenses as a percentage of its net revenue for the three and nine months ended July 31, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Nine Months
Total cost of sales	1	5
Research and development	(1)	1
Selling, general and administrative	—	1

Total cost of sales as a percentage of net revenue for the three months ended July 31, 2005 increased by 1 percentage point compared to the same period last year. This was primarily caused by VCSEL Oxide quality issues and higher than expected inventory reserves and scrap. In addition, ASP continues to be an issue in order to maintain market share and competitiveness, especially in our electronic components and wireless solutions businesses. We expect further ASP pressure on optocouplers driven by major competitors in plasma display panel market.

The erosion of ASP of established products is typical of the industry and improvements in margins must be based on cost reductions and new product introductions. Consistent with trends in semiconductor markets, we anticipate that ASP will continue to deteriorate on existing products.

On a dollar basis, research and development decreased by 6 percent and selling, general and administrative expense increased by 2 percent for the three months ended July 31, 2005, compared to the same period last year. As a percentage of revenue, total expenses were down 1 percent and the business continues to tightly monitor its expenses. We are also taking actions to move to lower-cost regions in order to be closer to our customers, improve our cost structure and achieve greater efficiencies.

Income from Operations

Income from operations for the three month period ending July 31, 2005 decreased by $2 million, compared to the same period last year, with operating margins remaining flat. The segment’s ROIC was 18 percent for the third quarter representing a negative 1 percentage point change from the same period last year. Beginning in the fourth quarter of 2005, this business will be reported as a discontinued operation due to the Board of Directors decision to sell our semiconductor products business. See Note 14, “Subsequent Events”, to our Condensed Consolidated Financial Statements for further information.

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

Orders and Net Revenue

(in millions, except margin and change)

	Three Months Ended July 31,		Nine Months Ended July 31,		Yr over Yr Change
	2005	2004	2005	2004	Three Months	Nine Months
Orders	$348	$321	$1,089	$966	8%	13%

Net revenue from products	$263	$262	$799	$762	—	5%
Net revenue from services and other	78	73	240	219	7%	10%

Total net revenue	$341	$335	$1,039	$981	2%	6%

Income from operations	$42	$45	$132	$129	(7)%	2%
Operating margin	12%	13%	13%	13%	(1) ppts	—

Orders for the three and nine months ended July 31, 2005 grew 8 percent and 13 percent from the same periods last year. Order growth for the three months ended July 31, 2005 was balanced across life sciences and chemical analysis. Life science demand came from generic drug manufacturers as their products lose patent protection and from growth in genomics and proteomics markets. In chemical analysis, the new GCMS platform received strong market acceptance and growth continues in Europe and the Americas from food and drug safety related demand and from our installed base in forensics, chemical firms, petrochemical firms and government agencies. In Asia, regulatory initiatives continue to drive growth for food, air and water test equipment. Overall orders grew year over year by 11 percent in Americas, 5 percent in Europe and 10 percent in Asia Pacific.

Revenue for the three and nine months ended July 31, 2005 grew 2 percent and 6 percent from the same periods last year. Both the life science and chemical analysis segments contributed to overall revenue growth.

Looking forward to the fourth quarter of 2005, we anticipate revenue to achieve stable growth with strength across both our life science and chemical analysis businesses. We expect recently released products, such as our new GCMS platform, diode array detector, time of flight spectrometer, Ultra XCT Trap mass spectrometer, and array-based comparative genomic hybridization to provide growth opportunities. Revenue is expected to return to double-digit growth in the fourth quarter of 2005.

Costs and Expenses

The following table shows the percentage point change in our life sciences and chemical analysis business’ costs and expenses as a percentage of its net revenue for the three and nine months ended July 31, 2005 and 2004.

	Yr over Yr Ppts Change
Change as a % of Net Revenue	Three Months	Nine Months
Total cost of sales	—	(1)
Research and development	1	1
Selling, general and administrative	1	1

Total costs of sales as a percentage of net revenue were flat for the three months ended July 31, 2005 and slightly down for nine months ended July 31, 2005, compared to the same period last year.

Research and development expenses and selling, general and administrative expenses, increased slightly above last year’s level as a percentage of net revenue for both the three and nine month periods ended July 31, 2005 due to acquisitions.

Income from Operations

Income from operations for the three months ended July 31, 2005 decreased $3 million compared to last year as research and development and selling, general and administrative expense growth more than offset a 2 percent increase in revenue. For the nine months ended July 31, 2005, however, income from operations increased $3 million, driven by 6 percent revenue growth. Our life sciences and chemical analysis business achieved a ROIC of 27 percent for the three months ended July 31, 2005 compared to 22 percent ROIC for the same period last year.

Non-GAAP Financial Information. ROIC is a tool by which we track how much value we are creating for our shareholders. ROIC is calculated by dividing the annualized current quarter segment return by the average of the two most recent quarter-end balances of segment invested capital, as shown below. We utilize ROIC as a performance measure for our businesses, and our senior managers’ compensation is linked to ROIC improvements as well as other performance criteria. We believe that ROIC provides our management with a means to analyze and improve their business, measuring segment profitability in relation to net asset investments. The amounts in the table below have been reclassified to conform to the current period’s presentation.

Reconciliation of Segment ROIC

(in millions)

(Unaudited)

	Test and Measurement	Automated Test	Semiconductor Products	Life Sciences and Chemical Analysis
Three months ended July 31, 2005:
Numerator:
Segment income (loss) from operations	$72	$(13)	$39	$42
Less:
Other (income) expense and taxes	9	(4)	(7)	6

Segment return	63	(9)	46	36

Segment return annualized	$252	$(36)	$184	$144

Denominator:
Segment assets (1)	$1,850	$690	$1,299	$734
Less:
Net current liabilities (2)	394	116	225	188

Invested capital	$1,456	$574	$1,074	$546

Average Invested capital	$1,523	$596	$1,051	$532
ROIC	17%	(6)%	18%	27%

Three months ended July 31, 2004:
Numerator:
Segment income from operations	$89	$19	$41	$45
Less:
Other (income) expense and taxes	23	6	(11)	16

Segment return	66	13	52	29

Segment return annualized	$264	$52	$208	$116

Denominator:
Segment assets (1)	$2,241	$746	$1,379	$716
Less:
Net current liabilities (2)	403	123	214	173

Invested capital	$1,838	$623	$1,165	$543

Average Invested capital	$1,841	$657	$1,124	$533
ROIC	14%	8%	19%	22%

(1)	Segment assets consist of inventory, accounts receivable, property, plant and equipment, allocated corporate assets, gross goodwill and other intangibles less impairments. Allocated corporate assets include estimated deferred tax assets as if the deferred tax asset valuation allowance had not been recorded.
(2)	Includes accounts payable, employee compensation and benefits and other accrued liabilities.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents increased to $2,782 million at July 31, 2005 from $2,315 million at October 31, 2004.

Net Cash Provided by Operating Activities

We generated cash from continuing operations of $480 million in the nine months ended July 31, 2005 compared to $253 million generated in the same period in 2004. Looking forward to the remainder of the year, we expect to continue generating sufficient cash from continuing operations to fund investments in property, plant and equipment.

In the nine months ended July 31, 2005, accounts receivable generated cash of $70 million versus usage of $50 million in the same period in 2004. Days sales outstanding decreased to 51 and one half days as of July 31, 2005 from 55 a year ago. We have continued to experience very low losses from bad debts, and good collections history. Accounts payable used cash of $55 million for the nine months ended July 31, 2005 versus cash used of $29 million in the same period in 2004. Cash generated from inventory was $4 million for the nine months ended July 31, 2005 compared to cash used of $78 million in the same period in 2004. Inventory days on-hand increased to 91 days as of July 31, 2005, in comparison to 88 days as of the same date last year. In comparison to April 30, 2005, inventory days on-hand decreased 5 days, from 96 days.

We contributed $42 million to our U.S. defined benefit plan as of July 31, 2005, compared to $60 million in the same period in 2004. We contributed approximately $31 million to our international plans during the nine months ended July 31, 2005, compared to approximately $54 million during the same period in 2004. Total pension plan contributions in the nine months ended July 31, 2005 were approximately $73 million, or 36 percent less than in the same period in 2004. Our pension plan contributions are dependent on the performance of our pension assets, the change in the value of our projected pension liabilities, and local statutory pension plan funding requirements, among other factors. We expect to contribute approximately $12 million to our non-U.S. pension plans in the fourth quarter of 2005. We also paid approximately $108 million as of July 31, 2005 for our variable and incentive pay programs, compared with $67 million paid out as of July 31, 2004.

We disbursed $61 million on restructuring activities in the nine months ended July 31, 2005, primarily in the form of severance payments, compared to $105 million in the nine months ended July 31, 2004.

Tax payments of approximately $56 million, primarily for non-U.S. jurisdictions, were offset by refunds of approximately $28 million in the nine months ended July 31, 2005. In the nine months ended July 31, 2004, we received minimal income tax refunds and paid income taxes of approximately $82 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2005 was $122 million compared to $60 million in the same period in 2004. Investments in property, plant and equipment were $140 million, an increase of $50 million from 2004 levels. We believe that total capital expenditure for the current fiscal year will be approximately $180 million compared to last years’ $118 million. In the nine months ended July 31, 2005, we invested $56 million for acquisition of businesses and intangible assets and set aside $20 million in restricted cash to collateralize certain contingent liabilities. We sold investments for proceeds of $22 million as of July 31, 2005. We received proceeds of $45 million from the sale of property, plant and equipment and $32 million from the divestitures of certain businesses in the nine months ended July 31, 2005.

Net Cash Provided by Financing Activities

Net cash generated by financing activities for the nine months ended July 31, 2005 was $112 million compared to $137 million in 2004.

In the first quarter of 2002, we borrowed $1.123 million, net of issuance costs, under a private offering of senior convertible debentures due 2021. The convertible debentures bear interest at a rate of 3 percent per annum, payable on the first of June and December of each year. If all debentures are converted, we will issue approximately 36 million common shares. On August 11, 2005, the Board of Directors authorized Agilent management to redeem the entire $1.15 billion in convertible debentures. In addition, on August 25, 2005, Agilent elected to redeem all of its outstanding 3% senior convertible debentures. The convertible debentures will be redeemed on September 9, 2005. As of July 31, 2005, the aggregate outstanding principal amount of convertible debentures was $1.15 billion. Holders of the debentures have the option to convert their debentures into approximately 36 million shares in total of Agilent common stock prior to the redemption date of September 9, 2005 at the conversion price of $32.22 per share.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements. We provide lease guarantees on a limited number of these financing arrangements.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economies and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to make payments or otherwise conduct operations throughout our global organization. Agilent’s current practice is to invest earnings generated in foreign low tax jurisdictions in such a manner as to minimize potential additional taxes. As a result, approximately $2.2 billion of Agilent’s cash balances at July 31, 2005 were invested outside of the U.S.

On April 13, 2005, Standard & Poor’s Rating Services (“S&P”) raised its corporate credit and senior unsecured debt ratings of Agilent to “BB+” from “BB”. At the same time, they revised their ratings outlook to “stable” from “positive”. On August 15, 2005, S&P revised their ratings outlook for Agilent to “positive” from “stable”. S&P’s corporate credit and senior unsecured debt ratings of Agilent were left unchanged. There are no financial covenants related to our senior unsecured convertible debentures.

We believe that our current cash and cash equivalents, the expected cash inflows from the asset sales described in Note 14,”Subsequent Events” to our Condensed Consolidated Financial Statements, and other financing capabilities will be sufficient to provide the liquidity needed for working capital, capital expenditures, the redemption of our senior unsecured convertible debentures, repurchases of our common shares, restructuring costs, and other expenditures of cash. We believe that our current cash and cash equivalents are sufficient to satisfy our current operating needs for the next twelve months.

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments as of July 31, 2005.

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecast for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. In addition, we have not yet completed the divestiture of our semiconductor products business, the sale of our stake in Lumileds and our proposed spin-off of our SOC and memory test businesses, which are directly influenced by changes in the semiconductor market. Since the broader semiconductor market is one of the drivers for our test and measurement business, a continued decrease in the semiconductor market could still harm our test and measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

The actions we are taking to focus our organization on our core businesses may cause disruption and increase expenses, which may affect our results of operations or financial condition.

The divestiture of our semiconductor products business and the proposed spin-off of our SOC and memory test businesses, announced August 15, 2005, could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	disruptions and other effects caused by the divestiture of a line of business on our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	customer satisfaction problems caused by the loss of a divested line of business;

•	restructuring, inventory and other charges which may affect our results of operations; and

•	the decreased diversification of our product lines caused by the divestiture of a line of business which may make our operating results subject to increased market fluctuations.

If we fail to complete the divestiture of our semiconductor products business in a timely manner, the effects of these risks could be increased.

There can be no assurance that our intended sale of the semiconductor products business or our proposed spin-off of the SOC and memory test businesses would cause us to achieve our goal of successfully focusing on our core businesses. Also, there can there be no assurance that this strategic realignment of the business will be beneficial to our business or financial condition. Even assuming the strategic realignment would be beneficial, we may fail to properly implement the intended sale or the proposed spin-off, which might adversely affect our financial condition and results of operations. Additionally, our decision to divest the semiconductor products business and our proposal to spin-off the SOC and memory test businesses may result in the recording of special charges, such as inventory and intangible-asset impairments, workforce reduction costs, pension and stock option costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

Our semiconductor products business and SOC and memory test businesses, both individually and in the aggregate, represent a significant portion of our consolidated business. Therefore, if we engage in any transaction that results in our semiconductor products business or SOC and memory test businesses no longer being part of our organization, the financial results of the semiconductor products business or the SOC and memory test businesses, including net revenues and net income, will no longer be included in our consolidated financial statements and our net revenues and income could decline. Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows. In addition, as a result of a spin-off or divestiture, our stock price may fluctuate.

We will retain contingent liabilities from the divestiture of our semiconductor products business. We agreed to retain responsibility for specified contingent liabilities related to these businesses, including designated tax and environmental liabilities and potential claims by the buyers that the representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies may have a material adverse effect on our continuing results of operations or financial condition.

We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to reduce costs could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In conjunction with the divestiture of our semiconductor products business and proposed spin-off of our SOC and memory test businesses, we recently announced the restructuring of our global infrastructure organization to reduce costs by $450 million.

There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risks that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability and that we may have to undertake further restructuring initiatives that would entail additional charges and cause us to take additional actions. For example, our expenses were higher than anticipated during the second quarter of 2004, due to pent up demand for items like travel, training, consultants, manufacturing and operating supplies, which adversely affected our performance. If our current plan to reduce costs leads to similar pent-up demand we could face the same situation in the future. As we transform our infrastructure, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

As part of our efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our IT function. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results or the way we conduct our business.

For example, under SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006, and will require us to expense stock-based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income.

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

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Since 2001, we have experienced temporary pay reductions, workforce reductions, site closures and limited pay increases, which may harm our long-term ability to hire and retain key personnel. There is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	the retention of key employees;

•	the management of facilities and employees in different geographic areas;

•	the retention of key customers;

•	the compatibility of our sales programs and facilities within those of the acquired company; and

•	the compatibility of our existing infrastructure with that of an acquired company;

A successful divestiture depends on various factors, including our ability to:

•	effectively transfer liabilities, contracts, facilities and employees to the purchaser;

•	identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and

•	reduce fixed costs previously associated with the divested assets or business.

Future impairment of the value of purchased assets and goodwill could have a significant negative impact on our future operating results.

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

We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses has changed as a result of our agreement to divest our semiconductor products business. In the past, we benefited from a substantial intellectual property portfolio, including the intellectual property that is being sold to the buyer of our semiconductor products business, when asserting counterclaims and negotiating cross-licenses with third parties. Our divestiture agreement gives us only a limited ability to sublicense the semiconductor products intellectual property portfolio. Accordingly, we may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have licensed the intellectual property portfolio we owned prior to the divestiture agreement.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 75 percent and 76 percent of our revenues were generated in U.S. dollars during the third quarter of 2005 and 2004, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the company and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by the company’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. On February 15, 2005, the Court preliminarily approved the settlement contingent upon specified modifications, including modification of a proposed bar order against future claims by the underwriters. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The settlement remains subject to final Court approval. A hearing is scheduled for April 24, 2006, to determine whether the settlement is fair and adequate and should be approved. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 41 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2005	By:	/s/ ADRIAN T. DILLON
Adrian T. Dillon
Executive Vice President, Finance and Administration, Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
1.	Not applicable.

2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-85249 (“S-1”).

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company’s S-1.

2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company’s S-1.

2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company’s S-1.

2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company’s S-1.

2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company’s S-1.

2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company’s S-1.

2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company’s S-1.

2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company’s S-1.

2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company’s S-1.

2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company’s S-1.

2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company’s S-1.

2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company’s S-1.

2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company’s S-1.

2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.

2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company’s 10-Q filed on March 19, 2001.

2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K filed August 15, 2001.

2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s Form 8-K filed August 15, 2001.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s Form 8-A, filed on May 17, 2000.

4.2	Indenture between the Company and Citibank, N.A., dated November 27, 2001. Incorporated by reference from Exhibit 99.2 of the Company’s Form 8-K filed on November 27, 2001.

4.3	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s Form 8-K filed on November 27, 2001.

5-9	Not applicable.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s Form S-8 filed May 23, 2002.*

10.4	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.7	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.8	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed September 2, 2004.*

10.9	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.10	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

10.11	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company’s 10-Q filed September 2, 2004.*

10.12	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.13	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*

10.14	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

10.15	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed on June 14, 2001.

10.16	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed on March 6, 2002.

10.17	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s Form 10-Q filed March 12, 2003.*

10.18	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q filed June 3, 2004.*

10.19	Amended and Restated Change of Control Severance Agreement entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed March 21, 2005.*

10.20	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed December 22, 2003.

10.21	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed March 4, 2004.*

10.22	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-Q filed June 3, 2004.*

10.23	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 19, 2004.*

10.24	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s Form 10-Q filed June 3, 2004.*

10.25	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference form Exhibit 10.1 of the Company’s 8-K filed November 19, 2004.*

10.26	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.27	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.28	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed November 12, 2004.*

10.29	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004.*

10.30	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company’s 10-K filed December 21, 2004.*

10.31	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company’s 10-K filed December 21, 2004.*

10.32	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company’s 10-K filed December 21, 2004.*

10.33	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company’s 10-K filed December 21, 2004.*

10.34	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company’s 10-K filed December 21, 2004.*

10.35	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company’s 10-K filed December 21, 2004.*

10.36	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company’s 10-K filed December 21, 2004.*

10.37	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company’s 10-K filed December 21, 2004.*

10.38	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company’s 10-K filed December 21, 2004.*

10.39	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company’s 10-K filed December 21, 2004.*

10.40	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company’s 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.39 of the Company’s 10-Q filed March 10, 2005. Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.

10.41	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed February 4, 2005.*

10.42	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed February 4, 2005.*

10.43	Agilent Technologies, Inc. Performance Based Compensation Plan for Covered Employees, Amended and Restated effective November 1, 2004. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 7, 2005.*

10.44	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed March 7, 2005.*

10.45	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.3 of the Company’s 8-K filed March 7, 2005.*

10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 21, 2005.*

10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon. Incorporated by reference from Exhibit 10.49 of the Company’s 10-Q filed March 10, 2005.*

10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen. Incorporated by reference from Exhibit 10.50 of the Company’s 10-Q filed March 10, 2005.*

10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005. Incorporated by reference from Exhibit 10.4 of the Company’s 8-K filed March 7, 2005.*

10.50	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors. Incorporated by reference from Exhibit 10.52 of the Company’s 10-Q filed March 10, 2005*

10.51	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn. Incorporated by reference from Exhibit 10.53 of the Company’s 10-Q filed March 10, 2005*

10.52	Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 21, 2005.*

10.53	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed May 3, 2005.*

10.54	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, effective July 19, 2005).*

10.55	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005).*

11.1	See Note 6 “Net Income per Share” in Notes to Condensed Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*	Indicates management contract or compensatory plan, contract or arrangement.