Form 10-K
period 2005-10-31
AGILENT TECHNOLOGIES INC
filed 2006-01-17
CIK 1090872

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-15405

Agilent Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization	77-0518772 I.R.S. Employer Identification No.

Address of principal executive offices: 395 Page Mill Road, Palo Alto, California 94306
Registrant's telephone number, including area code: (650) 752-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2005, was approximately $9.439 billion. The aggregate market value of the registrant's common stock held by non-affiliates as of October 31, 2005 was approximately $15.244 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 3, 2006, there were 428,760,226 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 1, 2006, and to be filed pursuant to Regulation 14A within 120 days after registrant' s fiscal year ended October 31, 2005 are incorporated by reference into Part III of this Report	III

Affymetrix is a U.S. registered trademark of Affymetrix, Inc.

Restatement — Explanatory Note

        We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004 (the "Restatement"). The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share.

        The following tables present the effects of our Restatement on our previously consolidated financial statements for fiscal 2004 and the affected quarter after giving effect to the reporting of our discontinued operations as discussed in Note 4, "Discontinued Operations" and also after reclassifying equity in net income of unconsolidated affiliate, Lumileds, in our consolidated financial statements:

	As Previously Reported	Adjustment	As Restated	Reclassification for 2005 Discontinued Operations/Other	As Restated with Discontinued Operations
	(in millions, except per share amounts)
Consolidated Statement of Operations Data for the Year Ended October 31, 2004:
Income from continuing operations before taxes and equity income	$440	$—	$440	$(271)	$169
Provision for income taxes	$91	$(20)	$71	$—	$71
Equity in net income of unconsolidated affiliate — Lumileds	$—	$—	$—	$29	$29
Income from continuing operations	$349	$20	$369	$(242)	$127
Income from discontinued operations, net	$—	$—	$—	$242	$242
Net income	$349	$20	$369	$—	$369
Net income per share — Basic
Income from continuing operations	$0.72	$0.04	$0.76		$0.26
Income from discontinued operations, net	$—	$—	$—		$0.50
Net income per share — Basic	$0.72	$0.04	$0.76		$0.76
Net income per share — Diluted
Income from continuing operations	$0.71	$0.04	$0.75		$0.26
Income from discontinued operations, net	$—	$—	$—		$0.49
Net income per share — Diluted	$0.71	$0.04	$0.75		$0.75
Consolidated Balance Sheet Data as of October 31, 2004:
Accumulated comprehensive income	$179	$(20)	$159		$159
Accumulated deficit	$(1,810)	$20	$(1,790)		$(1,790)

Three months ended October 31, 2004 (Unaudited)

	As Previously Reported	Adjustment	As Restated	Reclassification for 2005 Discontinued Operations/Other	As Restated with Discontinued Operations
Condensed Consolidated Statement of Operations Data:
Income from operations	$89	$—	$89	$(12)	$77
Income from continuing operations	$74	$20	$94	$(36)	$58
Income from discontinued operations, net	$—	$—	$—	$36	$36
Net income	$74	$20	$94	$—	$94
Net income per share — Basic
Income from continuing operations	$0.15	$0.04	$0.19	$(0.07)	$0.12
Income from discontinued operations, net	$—	$—	$—	$0.07	$0.07
Net income per share — Basic	$0.15	$0.04	$0.19	$—	$0.19
Net income per share — Diluted
Income from continuing operations	$0.15	$0.04	$0.19	$(0.07)	$0.12
Income from discontinued operations, net	$—	$—	$—	$0.07	$0.07
Net income per share — Diluted	$0.15	$0.04	$0.19	$—	$0.19

Forward-Looking Statements

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, remediation activities, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and the divestiture of our semiconductor products business, the intended spin-off of our SOC and memory test businesses, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        We currently have three primary businesses:

  •
  electronic measurement;

  •
  bio-analytical measurement; and

  •
  semiconductor test solutions.

        In August 2005, the Board of Directors of Agilent approved the divestiture of our semiconductor products business. We subsequently signed an Asset Purchase Agreement with Avago Technologies Ltd. (f/k/a Argos Acquisition Pte. Ltd.) ("Avago") providing for the sale of our semiconductor products business for approximately $2.66 billion. We have reflected the semiconductor products business as a discontinued operation for all periods presented in this Annual Report on Form 10-K. In December 2005, we completed the sale of our semiconductor products business to Avago. For further information, see Note 24, "Subsequent Events", to our consolidated financial statements.

        Our electronic measurement and semiconductor test solutions businesses focus on growth opportunities in the communications and electronics industries, while our bio-analytical measurement business focuses on core business and growth opportunities in the life sciences industry and in the environmental, chemical, food and petrochemical industries.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $5.1 billion for the fiscal year ended October 31, 2005, we generated 35 percent in the United States ("U.S.") and 65 percent outside the U.S. As of October 31, 2005, we employed approximately 21,000 people worldwide, excluding our former semiconductor products business employees. Our primary research, development and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom ("U.K.").

        Net revenue for each of our businesses for the years ended October 31, 2005, 2004 and 2003 was:

	2005	2004	2003
	(in millions)
Electronic Measurement	$3,265	$3,225	$2,746
Bio-analytical Measurement	1,421	1,333	1,186
Semiconductor Test Solutions	453	602	538

Total Net Revenue	$5,139	$5,160	$4,470

        More financial information about our businesses is contained in Note 23, "Segment Information", to our consolidated financial statements.

Electronic Measurement Business

        Our electronic measurement business provides standard and customized electronic measurement instruments and systems, monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

        Our electronic measurement business employed approximately 11,500 people as of October 31, 2005. We sell our electronic measurement products through direct sales, distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Our electronic measurement business generated $3.3 billion in revenue in fiscal 2005, $3.2 billion in revenue in fiscal 2004 and $2.7 billion in revenue in fiscal 2003.

  Electronic Measurement Markets

        Our electronic measurement products compete in the communications test market and the general purpose test market.

  The Communications Test Market

        We market our communications test products and services to handset manufacturers, Network Equipment Manufacturers ("NEMs") and communications service providers. NEMs manufacture and sell products to facilitate the transmission of voice and data traffic. The NEMs' customers are the distributors of end-user subscriber devices, including cell phones and personal digital assistants ("PDAs"), as well as communications service providers that deploy and operate the networks and services. To meet their customers' demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

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

        Agilent's communications service provider customers require advanced software and systems, known as operations support systems ("OSS"), to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels.

  The General Purpose Test Market

        We market our general purpose test products and services to the electronics industry. The electronics industry designs, develops and manufactures a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices, including PDAs. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment.

        We also sell to the electronics manufacturing test markets, the parametric test markets and the flat panel display ("FPD") markets. Customers in these markets use our test equipment for structural and electrical board assembly testing, wafer-level parametric testing, and inspection for printed circuit board assemblies and thin-film transistor ("TFT") array test for FPDs.

  Electronic Measurement Products

        We divide our electronic measurement products into communications test products and general purpose test products.

  Communications Test Products

        We sell communications test products and services for the following types of communications networks and systems: fiber optics networks, transport networks, broadband and data networks, wireless communications and microwave networks. In addition, we provide assistance with installation and maintenance of our products and OSS.

        Our fiber optic network test products include optical signal instruments, spectrum analysis instruments and lightwave optical systems, such as optical amplifier test, passive component test and jitter test instruments, tunable laser sources, multi-wavelength meters, photonic all-parameter testers and high-speed bit-error rate testers that measure key transmission properties of high-speed optical and electrical signals.

        Our broadband and data network test products include our Network Analyzer and Router Testers. Our Network Analyzer product line helps to troubleshoot high-speed local area networks, wide area networks and asynchronous transfer mode networks.

        Our wireless communications and microwave network products include RF and microwave test instruments and Electronic Design Automation ("EDA") software tools, which assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems.

        Our installation and maintenance assistance facilitates the installation, commission and activation of networks and services. We have a breadth of products for troubleshooting and maintaining optical, wireless, wireline and large-company networks.

        Our OSS products manage performance and quality of service for broadband, data, wireless and converged networks and services.

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital design products, parametric test products, high frequency electronic design tools, electronics manufacturing test equipment and TFT array test equipment.

        General purpose instruments are used principally by engineers in research and development laboratories, manufacturing, calibration and service for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements and include spectrum analyzers, network analyzers, signal generators, digitizing oscilloscopes, voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.

        Modular instruments and test software are used to dynamically configure and reconfigure test systems for designers and manufacturers of electronic devices and include products such as Agilent's IO Library, Agilent's VEE Pro 7.5 and the Test & Measurement Programmers Toolkit.

        Our digital design products are used by research and development engineers in the computer, communications and semiconductor industries for validating and verifying the performance of digital product designs and include simple digital control circuits, complex high-speed servers incorporating the latest microprocessor technology, high-performance oscilloscopes, logic analyzers, logic-signal sources and data generators.

        Our high-frequency electronic design automation software tools are used by RF integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. The main products in this area are the Advanced Design System, the RF Design Environment and the IC-CAP Device Modeling Software. Each is a well-established software platform within the wireless and the aerospace and defense design industries. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications.

        Our parametric test instruments and systems combine hardware technology and customizable system software and are used to examine semiconductor wafers during the semiconductor manufacturing process.

        Our electronic manufacturing test product categories are Automated Optical Inspection Products that enable automated visual inspection of printed circuit assemblies, Automated X-ray Inspection Products that provide a three-dimensional scan of printed circuit board assemblies to identify and isolate quality defects caused by the manufacturing process, Automated In-Circuit Testing Products that identify quality defects such as bad and incorrect parts that affect electrical performance and allow early repair of these defects, and Manufacturing Test System Software that provides common tools to enable customers to use information across the manufacturing line for effective process control, repair and test design.

        Our TFT array tester products provide FPD manufacturers with test solutions in the rapidly growing FPD market. An array tester can provide significant cost savings by detecting defects early in the process of manufacturing FPDs.

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufactures, handset manufacturers, NEMs who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communication networks and services. We also engage in collaborative relationships with contract manufacturers. Many of our customers purchase solutions across several of our major product lines for their different business units. As of the end of fiscal 2005, no single customer represented greater than 10 percent of the net revenue of the business.

        The orders and revenues in many of the electronic measurement businesses are seasonal, with our fourth quarter traditionally bringing larger volumes of business and our first quarter generally showing reduced volumes. This is especially true of products that we sell in the aerospace and defense industry as well as those that are linked to consumer spending, including some of our communications test equipment. However, the seasonal impact is tempered by the diversity of the electronic measurement business's products and customers, which span multiple industries.

  Electronic Measurement Sales, Marketing and Support

        We have a focused sales strategy, using a direct sales force, resellers, manufacturer's representatives and distributors to strengthen customer satisfaction. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our OSS communications monitoring and management systems, where customers require intensive strategic consultation. Our sales force also specifically targets the contract manufacturer market by collaborating with original equipment manufacturers to specify that contract manufacturers use our test equipment, as well as marketing to contract manufacturers directly.

        Our direct sales force consists of field engineers and systems engineers who have in-depth knowledge of the customers' business and technology needs. Our systems engineers provide a combination of consulting, systems integration and application and software engineering services and are instrumental in all stages of the sale, implementation and support of our complex systems and solutions.

        To complement our direct sales force we have agreements with many channel partners around the world. These partners, including resellers, manufacturer's representatives, and distributors, serve Agilent's customers across a number of product lines and provide the same level of service and support expected from our direct channel. Our products come with clearly outlined warranties and extended warranties available for an additional cost.

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies, in our own fabrication facilities for competitive advantage.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the general purpose test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation and Tektronix, Inc. In the electronics manufacturing test market, we compete primarily against Teradyne, Inc. In the FPD test market, we compete against Photon Dynamics, Inc., Applied Komatsu Technologies and Shimadzu Corporation for large-panel test customers, and primarily with Wintest Corp. in emerging FPD technologies. In the communications test market our primary competitors are Acterna Corporation, Aeroflex Incorporated, Anritsu Corporation, EXFO Electro-Optical Engineering, Inc., Ixia, Marconi Corporation plc, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. In addition, we compete with Telcordia Technologies, Inc. and Hewlett-Packard Company ("HP") in the communications test market. In the communications management and monitoring market our primary competitors are Spirent plc, Tektronix, Inc. and Micromuse, Inc. Our EDA business also has several software competitors, including Ansoft Corporation, APLAC Solutions Corporation, Applied Wave Research, Inc. and Xpedion Design Systems, Inc.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Bio-Analytical Measurement Business

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services.

        We employed approximately 4,000 people as of October 31, 2005 in our bio-analytical measurement business. This business generated revenue of $1.4 billion in fiscal 2005, $1.3 billion in fiscal 2004 and $1.2 billion in fiscal 2003.

  Bio-Analytical Measurement Markets

        Primarily, our bio-analytical measurement business serves the following markets:

  Life Sciences Markets

        Our life science markets account for approximately 42 percent of revenue from our bio-analytical measurement business. Within the life sciences, we focus on the following areas: pharmaceutical analysis (drug development, manufacturing and quality assurance/quality control), gene expression and proteomics.

                The Pharmaceutical Analysis Market.    Pharmaceutical and biopharmaceutical companies develop and manufacture drugs under strict regulatory guidelines. We provide liquid chromatography,

gas chromatography and mass spectrometry solutions for the analysis of chemicals, and provide compliance services and data systems designed to further enable compliance with relevant regulations of the Food and Drug Administration and other regulatory agencies.

                The Gene Expression Market.    Gene expression researchers use microarrays to measure the activity levels of many genes in a cell simultaneously for the purpose of understanding and characterizing disease, identifying drug targets and identifying patterns of gene activity that correlate to the potential toxicity or effectiveness of a drug. Currently, this is a double-digit growth market in which our microarray, microfluidics and informatics solutions are sold.

                The Proteomics Market.    Proteomics is a growing field with the goal of identifying, characterizing and analyzing proteins on a high-volume scale. Proteomics is also important to the large-scale manufacture of protein-based therapies in development by biotechnology companies. This is a double-digit growth market in which we provide liquid chromatography, mass spectrometry and informatics.

  Chemical Analysis Markets

        Our chemical analysis markets account for approximately 58 percent of revenue from the bio-analytical measurement business. Within chemical analysis, we focus primarily on the following areas: petrochemical, environmental, homeland security and forensics, and bioagriculture and food safety.

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

                The Environmental Market.    Our gas chromatography, liquid chromatography and mass spectrometry solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. We are seeing strong international demand for environmental instrumentation in the Asia-Pacific region.

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

  Bio-Analytical Measurement Products

        A key factor in all of our bio-analytical measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers.

  Microarray Products

        Since announcing the launch of our DNA microarray program for the life sciences in December 1999, we have become the second leading supplier of microarray solutions which we sell primarily to pharmaceutical companies, biotechnology companies and academia. Using our refined inkjet manufacturing process, we make highly sensitive 60-mer oligonucleotide ("oligo") microarrays. This unique inkjet process is highly flexible and accurate, enabling the faster manufacture of new and custom high-density microarrays. In 2005, we expanded our line of microarrays to offer genomics solutions for chromosome analysis and gene regulation.

  Microfluidics Products

        The Agilent 2100 bioanalyzer is the first commercial microfluidics product for the analysis of a wide range of biological molecules, including DNA, RNA, proteins and cells. The bioanalyzer chips allow sample quality assessment to be done in a fraction of the usual time using fewer samples and reagents than traditional gel electrophoresis. We also provide related software, which enables the bioanalyzer to be used for the development and manufacture of protein-based therapeutics and, also enables standardization of RNA quality measurement. In November 2004, Agilent introduced the first fully automated, high-throughput lab-on-a-chip system, which will enable unattended analysis of thousands of DNA or protein samples per day.

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both portable and stationary. A gas chromatograph ("GC") is used to separate any gas, liquid or solid molecules that can be vaporized in order to determine the quantity and identity of the molecules present. As a market leader in gas chromatography, we continue to expand its applications with new columns and supplies, as well as product enhancements. Over the last three years, Agilent has introduced improved models of all of its major gas chromatographs.

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when gas chromatography is not an option, these instruments are modular in construction and can be configured to form instruments that perform specific analyses. Agilent's HPLC system, the Agilent 1100 Series, has sold over 60,000 systems since its introduction. As a leader in liquid chromatography, we continue to expand its applications with new LC and HPLC columns and provide ongoing product enhancements. Our latest innovation, HPLC-Chip, facilitates more than a 3000-fold improvement in sensitivity.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs. In the past three years, Agilent significantly expanded its mass spectrometry portfolio with a focus on ease of use, sensitivity and reliability. New products include several ion trap and time-of-flight mass spectrometers, a multimode ion source and a range of instrument control and data analysis software packages.

  Software and Informatics Products

        We provide software for instrument control, data acquisition and analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory-compliant use of instruments in pharmaceutical quality assurance/quality control environments. In 2005, we completed acquisition of Scientific Software, Inc. and Silicon Genetics, Inc., expanding our portfolio of chromatography data systems and informatics.

  Consumables, Reagents and Services

        We also offer a broad range of consumable products, which support our LC, GC and MS technology platforms. These consumable products include chemical and biological reagents, instrument replacement parts, brand-specific chromatography columns and consumable supplies to meet our customers' analysis needs. All of our products, which include generic and proprietary supplies, are designed to work together.

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

  Bio-Analytical Measurement Customers

        Our top 25 customers account for approximately 24 percent of revenue within our bio-analytical measurement businesses. We have roughly 21,000 customers, and as of the end of fiscal 2005, no single customer represented greater than 10 percent of the net revenue of the business.

        The bio-analytical measurement business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

  Bio-Analytical Measurement Sales, Marketing and Support

        Our sales and support delivery channels are aligned by key markets. We market products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. Additionally, we are optimizing our worldwide distribution capabilities to address high-growth opportunities such as the environmental, food safety and pharmaceutical markets in the Asia-Pacific region.

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

  Bio-Analytical Measurement Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide manufacturing capabilities outside our core competencies, such as the manufacture of printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California and Delaware in the U.S., China, Germany and Japan. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory. Our products typically come with standard warranties, and extended warranties are available for additional cost.

  Bio-Analytical Measurement Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix, Inc., Applied Biosystems Inc., GE Healthcare, Invitrogen Corp., Thermo Electron Corp. and Waters Corp. Our principal competitors in the chemical analysis arena include: Applied Biosystems Inc., Perkin Elmer Corp., Shimadzu Corporation, Thermo Electron Corp. and Varian, Inc. Agilent competes on the basis of price, product performance, reliability, support quality, applications expertise and global channel coverage.

  Bio-Analytical Measurement Government Regulation

        The analysis products and related consumables marketed by our chemical analysis business are subject to regulation in the U.S. by the Environmental Protection Agency ("EPA") under the Toxic Substances Control Act and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the EPA can obtain an order from a court that would prohibit the further distribution or marketing of a product that does not comply or we could face fines, civil penalties or criminal prosecution.

Semiconductor Test Solutions Business

        Agilent's semiconductor test solutions business delivers technologies and solutions for companies who design, manufacture and test systems-on-a-chip ("SOCs"), systems-in-a-package ("SIPs") and memory semiconductor devices. Our systems are used to test a wide range of devices, from the extremely price-sensitive to the most complex and high-performance.

        On August 15, 2005, Agilent announced a strategic move that includes a plan to spin off the semiconductor test solutions business, which operates in the SOC, SIP and Memory Test markets. This business will become a new automated test company focused on technology and innovation in semiconductor test. The spin-off will take place as soon as practical in 2006 and entails separating the semiconductor test solutions business from Agilent, then launching an IPO process. The expected IPO date of our semiconductor test solutions spin-off is near mid-year 2006, with an expected completion date for the spin-off by the end of fiscal year 2006.

        During the fourth quarter of 2005, we realigned our operating segments, creating the semiconductor test solutions business, formerly included within our automated test business. The remainder of the automated test business is currently reported in our electronic measurement business. Our semiconductor test solutions business employed approximately 1,600 people as of October 31, 2005. We sell our semiconductor test solutions through direct sales. Our semiconductor test solutions business generated $0.5 billion in revenue in fiscal 2005, $0.6 billion in revenue in fiscal 2004, and $0.5 billion in revenue in fiscal 2003.

  Semiconductor Test Solutions Markets

        Agilent's semiconductor test solutions business sells to the semiconductor manufacturing markets. Customers in these markets use our equipment for wafer-sort and final sort for memory test, and package-level functional and structural test. In general, market demand for semiconductor test solutions' equipment is driven both by changes in the volume of semiconductor devices produced and by developments in semiconductor performance and function, packaging and assembly technology.

        In the semiconductor manufacturing market, the development of increasingly faster and more complex semiconductor devices stimulates demand for testers capable of evaluating these high-speed devices. The continuing integration of functions, such as microprocessor, logic, analog, RF and logic, application specific integrated circuits ("ASICs") and memory on a single integrated circuit or single package has created the SOC and SIP product categories. Similarly, vertical stacking of both similar and different types of memory chips has created a category of memory package, the complex multi-chip package ("MCP").

  Semiconductor Test Solutions Products

        Our semiconductor test solutions business designs, develops and manufactures semiconductor test equipment. We develop our products on scalable-system architecture and then deliver, over time, enhancements to that architecture that extend its testing capabilities to address changing device and production requirements.

  Semiconductor Test Equipment

        We produce semiconductor test equipment to perform electrical functional testing and structural testing of logic, memory, mixed analog and digital signal, RF, microwave, SOC and SIP integrated circuits. In addition, we provide applications, service and support for our test equipment.

        Our semiconductor test equipment tests a variety of different circuit types. We test both at the wafer level and at final assembly. We are an industry leader in wafer-sort test solutions for flash memory devices, which retain data even when the power is turned off and that are used in digital cameras, cellular phones, PDAs and storage of portable digital audio files. Our flash memory test products can test multiple devices in parallel, and with a single test insertion can test complex memory packages including different memory types. Our SOC/SIP test system can test not only multiple devices at a time but also multiple functional elements on a given device at the same time. As a result of its scalable architecture, this system can be field-upgraded to the latest technology without the customer needing to buy a new system or shut down the production line for an extended time.

  Semiconductor Test Solutions Customers

        Agilent's semiconductor test solutions customers include many of the world's leading high-technology firms. Our semiconductor test solutions enable our customers to speed their time to market and achieve volume production and high-quality precision manufacturing. More than half of the business' net revenue is generated from outside the U.S.

        Many of our customers purchase solutions across our major product lines for their different business units. Generally, our customers are involved in producing digital consumer and wireless products, computation, personal computers and related peripherals, wireline communications, or enterprise networking and storage. As of the end of fiscal 2005, no single customer represented greater than 10 percent of the net revenue of the business.

        We also engage in collaborative, co-development relationships with electronics industry leaders and sub-contract manufacturers.

        The back-to-school and holiday seasons affect our semiconductor test business to the extent that we are subject to the cycles of consumer electronics manufacturing. Our customers include manufacturers who produce a wide range of consumer electronics equipment requiring the test of semiconductors.

  Semiconductor Test Solutions Sales, Marketing and Support

        Our semiconductor test solutions business' products are distributed using direct sales. Some portions of the direct sales force provide general services around the world, while others provide specialized consultation services for particular segments of the semiconductor test business.

  Semiconductor Test Solutions Manufacturing

        Our semiconductor test solutions business has manufacturing facilities in Germany, the U.S. and Japan and contract manufacturing relationships in Europe, Asia, Japan and the U.S. We do not maintain a high level of finished goods inventory, due to a combination of product platform strategy and outsourcing.

  Semiconductor Test Solutions Competition

        The market for semiconductor test solutions is highly competitive. In the semiconductor test solutions market, we compete mostly against Advantest Corp., Teradyne, Inc., Credence Systems Corp. and LTX Corp.

        Most of our equipment competes primarily on performance or differentiated capabilities. Other contributing factors include cost of test, sensitivity, speed, reliability and yield.

Agilent Technologies Laboratories ("Agilent Labs")

        Agilent Labs is our central research organization based in Palo Alto, California, with satellite offices in Beijing, China; Everett, Washington; Leuven, Belgium; and South Queensferry, Scotland. Agilent Labs engages primarily in two types of research: 1) applied research that leads to technology that can be transferred to our existing businesses in communications, electronics, life sciences and chemical analysis, and 2) research that creates new businesses that are outside of our current markets but within our fields of interest. Agilent Labs also provides technology integration across our company.

        Agilent Labs employs approximately 220 people. Agilent Labs' technical staff have advanced degrees that cover a wide range of scientific fields, such as biology, bioinformatics, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, measurement software, optics, physics, physiology, semiconductor device design and signal processing.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to all three of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $738 million in 2005, $689 million in 2004 and $771 million in 2003, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        We believe that backlog orders are not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our future medium- to long-term business prospects. We believe that our incoming orders in any given period are more indicative of short-term revenue trends for our businesses. See "Results of Continuing Operations" in Item 7 of this report.

Intellectual Property

        Our general policy has been to seek patent and other intellectual property protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe that our licenses, patents and applications have value, in general no single patent or license is in itself material. In addition, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, or that our rights will provide significant competitive advantages.

Materials

        Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Each of our segments purchases materials from thousands of suppliers on a global basis. No single supplier is material, although some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with our suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components and purchase of incremental inventory for supply buffer.

Environmental

        Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and worker health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to Agilent will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. These laws are gradually becoming more stringent and may in the future cause us to incur significant expenditures.

        Some of our operations are located on properties that are known to have subsurface contamination undergoing remediation by HP. As part of our spin-off from HP in 1999, HP has agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we expect that HP will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with HP, HP will have access to these properties to perform the remediation. HP has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unreimbursed costs associated with the remediation. Remediation could also harm on-site operations and the future use and value of the properties.

        In addition, some of these properties are undergoing remediation by HP under an order of an agency of the state in which the property is located. Although HP has agreed to indemnify us with respect to that subsurface contamination, it is possible that one or more of the governmental agencies will require us to be named on any of these orders. The naming of Agilent will not affect HP's obligation to indemnify us with regard to these matters.

        We are liable and are indemnifying HP for any contamination found at all facilities transferred to us by HP excluding the properties undergoing remediation. In addition, we are indemnifying HP for any liability associated with past non-compliance with environmental laws regulating ongoing operations at all properties transferred to us by HP, as well as at sold or discontinued businesses that are related to our businesses. While we are not aware of any material liabilities associated with such indemnified matters, there is no guarantee that such contamination or regulatory non-compliance does not exist, and will not expose us to material liability in the future.

        We are being indemnified by HP with respect to all environmental liabilities for which HP accrued a reserve, and we are not aware of any material and probable environmental liabilities being assumed by us which are not subject to the indemnity.

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 65 percent in fiscal 2005, 66 percent in fiscal 2004 and 62 percent in fiscal 2003, the majority of which was from customers other than foreign governments. Approximately 13 percent of our annual revenues in each of the last three years was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 50 percent in fiscal year 2005, 54 percent in fiscal year 2004 and 46 percent in fiscal year 2003. Approximately 17 percent of our long-lived assets were located in Japan in fiscal year 2005 and 2004 and approximately 15 percent were located in Japan in fiscal year 2003.

        Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

        Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment and finance receivable portfolios we hold. The U.S. and international response to recent terrorist activities could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 23, "Segment Information", to our consolidated financial statements.

Acquisition and Disposal of Material Assets

        On January 5, 2001, we acquired Objective Systems Integrators, Inc. ("OSI") for approximately $716 million. OSI was a provider of next-generation operations-support-system software for communications service providers and has become part of our test and measurement business. In January 2000, April 2000 and January 2001, we acquired Yokogawa Electric Corporation's 25 percent equity interest in Agilent Technologies Japan, Ltd. for approximately $521 million. In addition to the OSI and Yokogawa acquisitions, we acquired several other companies since our incorporation that were not material.

        In the fourth quarter of 2000, we entered into an asset purchase agreement with CIT Group Inc. ("CIT," formerly Tyco Capital Corporation) to sell them substantially all of our leasing portfolio over the course of 2000 and 2001. We also entered into a vendor financing arrangement with CIT whereby CIT will provide equipment financing and leasing services to our customers on a global basis.

        In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. On August 1, 2001, Agilent completed the sale of its healthcare solutions business to Koninklijke Philips Electronics, N.V. ("Philips") pursuant to an Asset Purchase Agreement for a total purchase price of $1.7 billion.

        On November 28, 2005, we completed the sale of our stake in Lumileds Lighting International, B.V. ("Lumileds") to Philips pursuant to a Share Purchase Agreement (the "Share Purchase Agreement") dated as of August 12, 2005 among Agilent, Agilent LED International, Philips Lumileds Holding B.V. and Philips. Under the terms of the Share Purchase Agreement, Agilent received $948.5 million in cash proceeds, as well as approximately $51 million in repayment of outstanding advances to Lumileds and interest due to Agilent.

        In December 2005, we completed the sale of substantially all the assets of our semiconductor products business to Avago pursuant to an Asset Purchase Agreement dated as of August 14, 2005 and amended November 30, 2005 (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, Agilent received approximately $2.6 billion in cash proceeds, subject to further adjustment based on transfer taxes, a determination of working capital at closing and other items as further detailed in the Asset Purchase Agreement.

Executive Officers of the Registrant

        The names of our executive officers and their ages, titles and biographies as of January 17, 2006 appear below:

        Edward W. Barnholt, 62, served as Agilent's Chairman Emeritus from March 1, 2005 until October 31, 2005. Prior to assuming this position, Mr. Barnholt served as Agilent's President and Chief Executive Officer and as a director from May 1999 to March 1, 2005, and as Chairman of the Board from November 2002 to March 1, 2005. Before being named Agilent's Chief Executive Officer, Mr. Barnholt served as Executive Vice President and General Manager of Hewlett-Packard Company's Measurement Organization from 1998 to 1999, which included the business organizations that have become Agilent. From 1990 to 1998, he served as General Manager of Hewlett-Packard Company's Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard Company in 1993 and an Executive Vice President in 1996. He is a director of KLA-Tencor Corporation, Adobe and eBay Corporation and is a member of the Board of Trustees of the Packard Foundation.

        Patrick J. Byrne, 45, has served as our Senior Vice President and President of the Electronic Measurement Group since February 2005. Prior to assuming this position, Mr. Byrne served as Vice President and General Manager for Electronic Products and Solutions Group's Wireless Business Unit from September 2001 to February 2005. Mr. Byrne served as Vice President for Electronic Products and Solutions Group's Product Generation Units from 1999 to 2001. Mr. Byrne held a number of management positions at Hewlett-Packard Company and Agilent Technologies, Inc.

        Dick M. Chang, 66, served as our Senior Vice President, New Business Development from October 2003 until December 2005, and as President of the Semiconductor Products Group from March 2005 until December 2005. Prior to assuming this position, Mr. Chang served as Vice President and General Manager of Networking Solutions Division form 1999 to March 2002. During 1998, Mr. Chang served as the General Manager of Communications Semiconductor Solutions Division of Hewlett-Packard and later that year assumed the same position for the Integrated Circuit Business Division of Hewlett-Packard. Mr. Chang joined Hewlett-Packard in 1967 as a member of Hewlett-Packard Labs technical staff and, over the years, held a variety of managerial positions within Hewlett-Packard.

        David B. Cooper, Jr., 49, has served as our Senior Vice President, Finance and Treasurer since April 2005. Prior to joining Agilent, Mr. Cooper served as Senior Vice President and Chief Financial Officer of QRS Corporation from November 2003 to November 2004. He served as Chief Financial Officer and Chief Operating Officer of Avantgo, Inc. from August 2000 to February 2003. Mr. Cooper served as Chief Financial Officer of Powerbar, Inc. from August 1998 to May 2000. Mr. Cooper held a number of finance and management positions at various companies since 1978.

        Adrian T. Dillon, 51, has served as our Executive Vice President, Finance and Administration, Chief Financial Officer since December 2001. Prior to assuming this position, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997. Mr. Dillon is a member of the board of directors of Williams-Sonoma, Inc.

        Jean M. Halloran, 53, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 54, has served as our Vice President and Corporate Controller since April 2003. Prior to assuming that position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. In 1996, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Europe, Middle East, and Africa. In 1993, Mr. Hirsch became Director of Finance and Administration of Hewlett-Packard Asia Pacific. Mr. Hirsch joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France.

        D. Craig Nordlund, 56, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

        William P. Sullivan, 56, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California.

        Jack P. Trautman, 55, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Automated Test Group (now the Semiconductor Test Solutions business) since May 2002. Prior to assuming that position, Mr. Trautman served as Vice President and General Manager of the Communications Management Solutions Business Unit from 2001 to 2002. He served as General Manager of the Data Protection Unit of Hewlett-Packard Company from 2000 to 2001. Mr. Trautman was the General Manager of Hewlett-Packard's Computer Peripherals Bristol Division in Bristol, England from 1997 to 2000. Mr. Trautman joined Hewlett-Packard in 1974 and held a number of managerial positions over the years.

        Chris van Ingen, 59, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Life Sciences and Chemical Analysis Group since May 2001. Prior to assuming this position, Mr. Van Ingen held a number of positions at Hewlett-Packard Company including, Chemical Analysis Group Sales and Marketing Manager from 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls Division from 1986 to 1989, and Sales Support Manager at Little Falls Division from 1984 to 1986.

        Thomas E. White, 48, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Operations Support Systems Group since August 1999. From 1997 to August 1999, Mr. White served as Vice President and General Manager of the Communications Solutions Group of Hewlett-Packard. From 1996 to 1997, he served as General Manager of Hewlett-Packard Company's Computer Peripherals Bristol Division and, beginning in 1994, he served as General Manager for Hewlett-Packard's Telecommunications Systems Division, South Queensferry, Scotland.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an

Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

        Our Amended and Restated Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.investor.agilent.com under "Corporate Governance Policies". These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the Company at the address on the cover of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Risks, Uncertainties and Other Factors That May Affect Future Results

  Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecast for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. In addition, we have not yet completed our proposed spin-off of our SOC and memory test businesses, which are directly influenced by changes in the semiconductor market. Since the broader semiconductor market is one of the drivers for our electronic measurement business, a continued decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

  The actions we are taking to focus our organization on our core businesses may cause disruption and increase expenses, which may affect our results of operations or financial condition.

        The spin-off of our SOC and memory test businesses and the divestiture of our semiconductor products business, even after its completion, could involve a number of risks, including:

  •
  the diversion of the attention of management and other key personnel; and

  •
  restructuring, inventory and other charges which may affect our results of operations.

        There can be no assurance that our completed sale of the semiconductor products business or our spin-off of the SOC and memory test businesses would cause us to achieve our goal of successfully focusing on our core businesses. Also, there can there be no assurance that this strategic realignment of the business will be beneficial to our business or financial condition. Even assuming the strategic realignment would be beneficial, we may fail to properly implement the spin-off, which might adversely affect our financial condition and results of operations. Additionally, our decision to divest the semiconductor products business and to spin-off the SOC and memory test businesses may result in the recording of special charges, such as inventory, goodwill and intangible-asset impairments, workforce reduction costs, pension and stock option costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

        Prior to its divestiture, our semiconductor products business was a significant portion of our consolidated business, but its financial results are no longer included in our consolidated financial results on a continuing operations basis. Our semiconductor test business represents a significant portion of our consolidated business, but we will not report the financial results of this business, including net revenues and net income, after it is spun off. The result of omitting the semiconductor products business from our continuing operations has caused our net revenues to decline and the result of omitting our semiconductor test business from our consolidated financial statements could cause our net revenues to decline. Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows. In addition, as a result of a spin-off or divestiture, our stock price may fluctuate.

        We will retain contingent liabilities from the divestiture of our semiconductor products business. We agreed to retain responsibility for specified contingent liabilities related to these businesses, including designated tax and environmental liabilities and potential claims by Avago Technologies Ltd. (formerly known as Argos Acquisition Pte. Ltd.) ("Avago") that the representations and warranties we made about the businesses were inaccurate. The resolution of these contingencies may have a material adverse effect on our continuing results of operations or financial condition.

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

        There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risks that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, our expenses were higher than anticipated during the second quarter of 2004, due to increases in demand for items like travel, training, consultants, manufacturing and operating supplies, which adversely affected our performance. If our current plan to reduce costs leads to similar increases in demand we could face the same situation in the future. As we transform our infrastructure, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

  •
  differentiate our offerings from our competitors' offerings;

  •
  price our products competitively;

  •
  anticipate our competitors' development of new products, services or technological innovations; and

  •
  control product quality in our manufacturing process.

  Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology functions may impair our ability to operate effectively.

        As part of our efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology ("IT") function. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries, and as a result may be subject to geopolitical uncertainty.

  Future changes in financial accounting standards may adversely affect our reported results of operations.

        A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

        For example, under Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS No. 123R"), we will be required to account for our stock-based awards as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006, and will require us to expense stock- based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

  Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.

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

  •
  changes in a specific country's or region's political, economic or other conditions;

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

        We centralized most of our accounting processes to two locations: Malaysia and India. These processes include general accounting, cost accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

  Our business will suffer if we are not able to retain and hire key personnel.

        Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are very competitive within the regions that we operate. However, there is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

  Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. As a result of such transactions, our financial results may differ from the investment community's expectations in a given quarter, or over the long term. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

  •
  the retention of key employees;

  •
  the management of facilities and employees in different geographic areas;

  •
  the retention of key customers;

  •
  the compatibility of our sales programs and facilities within those of the acquired company; and

  •
  the compatibility of our existing infrastructure with that of an acquired company.

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

        Some of our properties are undergoing remediation by Hewlett-Packard ("HP") for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations.

        We have agreed to indemnify HP for any liability associated with contamination from past operations at all other properties transferred from HP to us other than those properties currently undergoing remediation by HP. While we are not aware of any material liabilities associated with any potential subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

        Our semiconductor and other manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. We may still be subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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

Item 1B.    Unresolved Staff Comments

        None.

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

        As of October 31, 2005, we owned or leased a total of approximately 14.5 million square feet of space worldwide. Of that, we owned approximately 10.5 million square feet and leased the remaining 4 million square feet. Our sales and support facilities occupied a total of approximately 1.9 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 12.6 million square feet. Information about each of our businesses appears below:

                Electronic Measurement.    Our electronic measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

                Bio-Analytical Measurement.    Our bio-analytical measurement business has manufacturing facilities in China, Germany, Japan and the U.S. Additionally, we have marketing centers in Germany, Japan, Singapore and the U.S., and sales offices throughout the world.

                Semiconductor Test Solutions.    Our semiconductor test solutions business has manufacturing and R&D facilities in Germany, Japan and the U.S.

                Semiconductor Products.    Our semiconductor products business operated manufacturing and R&D facilities in Italy, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, this business had marketing centers in Germany, Malaysia, Singapore and the U.S., and sales offices throughout the world. As a result of the sale of our semiconductor products business, the Fort Collins site was transferred to Avago.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Southern District Court of New York") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent's motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs' claims against the Company and its directors and officers would be released, in exchange for a contingent payment and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties' modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. The settlement remains subject to Court approval which has scheduled a hearing for April 24, 2006 to determine whether the settlement is fair and adequate and should be approved. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

        The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the settlement does not occur, and the litigation against the company continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. In light of the proposed settlement, we do not expect this case to be material.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2004 and 2005 fiscal years, the New York Stock Exchange reported the high and low prices per quarter as follows:

Fiscal 2004	High	Low
First Quarter (ended January 31, 2004)	$38.80	$24.97
Second Quarter (ended April 30, 2004)	$37.62	$26.91
Third Quarter (ended July 31, 2004)	$29.68	$22.63
Fourth Quarter (ended October 31, 2004)	$25.31	$19.51
Fiscal 2005	High	Low
First Quarter (ended January 31, 2005)	$25.90	$21.43
Second Quarter (ended April 30, 2005)	$24.99	$20.11
Third Quarter (ended July 31, 2005)	$26.63	$20.72
Fourth Quarter (ended October 31, 2005)	$34.45	$25.18

        As of October 31, 2005, there were 58,070 stockholders of record of common stock. The closing share price for our common stock on October 31, 2005, as reported by the New York Stock Exchange, was $32.01.

        We have not paid any dividends to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the Company's purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2005.

Period	Total Number of Shares of Common Stock Purchased (1)		Weighted Average Price Paid per Share of Common Stock (2)		Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)		(b)		(c)		(d)
Aug. 1, 2005 through Aug. 31, 2005	2,080,000	(1)	$30.62	(2)	2,080,000	(1)	$3,936
Sep. 1, 2005 through Sep. 30, 2005	6,797,300	(1)	$33.27	(2)	6,797,300	(1)	$4,176
Oct. 1, 2005 through Oct. 31, 2005	—		—		—		$4,176

Total	8,877,300	(1)	$32.65	(2)	8,877,300	(1)	$4,176

(1)
On August 15, 2005, the Company announced its intention to repurchase $4.0 billion of its common stock through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. Subsequently, on September 22, 2005, the Company announced its intention to increase the size of its previously announced repurchase program to $4.466 billion of its common stock. During the quarterly period ended October 31, 2005, the Company purchased a total of 8,877,300 of shares of its common stock in open-market transactions.

(2)
The weighted average price paid per shares of common stock does not include cost of commissions.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2005. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	72,645,072	$28	69,215,936	(1)(2)(3)
Equity compensation plans not approved by security holders	—	—	—

Total	72,645,072	$28	69,215,936

(1)
Includes 48,559,336 of securities authorized and available for issuance in connection with the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan").

(2)
Shares authorized for issuance in connection with the 423(b) Plan are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the 423(b) Plan exceed 75 million shares.

(3)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. Under the Agilent Technologies, Inc. 1999 Stock Plan, (the "Stock Plan"), we may issue Stock Awards, including but not limited to restricted stock and restricted stock units, as that term is defined in the Stock Plan. No more than 10 percent of the total shares available for issuance under the Stock Plan will constitute restricted stock awards. Under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (the "1999 Non-Employee Director Stock Plan"), we may issue Special Compensation, as that term is defined in Section 7 of the 1999 Non-Employee Director Stock Plan.

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

        None.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2005	2004	2003	2002	2001
		(Restated)
	(in millions, except per share data)
Consolidated Statement of Operations Data (1, 2, 3, 4):
Net revenue	$5,139	$5,160	$4,468	$4,450	$6,545
Income (loss) from continuing operations before taxes	$254	$169	$(696)	$(1,516)	$(351)
Income (loss) from continuing operations	$141	$127	$(1,777)	$(995)	$(264)
Income (loss) from discontinued operations, net of taxes	186	242	(13)	(27)	(136)
Gain (loss) from the sale of discontinued operations, net of taxes	—	—	—	(10)	646

Income (loss) before cumulative effect of accounting changes	327	369	(1,790)	(1,032)	246
Cumulative effect of adopting SFAS No. 133, net of taxes	—	—	—	—	(25)
Cumulative effect of adopting SAB 101, net of taxes	—	—	—	—	(47)
Cumulative effect of adopting SFAS No. 142	—	—	(268)	—	—

Net income (loss)	$327	$369	$(2,058)	$(1,032)	$174

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.29	$0.26	$(3.76)	$(2.14)	$(0.58)
Income (loss) from discontinued operations, net	0.37	0.50	(0.03)	(0.06)	(0.30)
Gain (loss) from the sale of discontinued operations, net	—	—	—	(0.02)	1.41
Cumulative effect of adopting SFAS No. 133, net	—	—	—	—	(0.05)
Cumulative effect of adopting SAB 101, net	—	—	—	—	(0.10)
Cumulative effect of adopting SFAS No. 142	—	—	(0.56)	—	—

Net income (loss) per share	$0.66	$0.76	$(4.35)	$(2.22)	$0.38

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.28	$0.26	$(3.76)	$(2.14)	$(0.58)
Income (loss) from discontinued operations, net	0.37	0.49	(0.03)	(0.06)	(0.30)
Gain (loss) from the sale of discontinued operations, net	—	—	—	(0.02)	1.41
Cumulative effect of adopting SFAS No. 133, net	—	—	—	—	(0.05)
Cumulative effect of adopting SAB 101, net	—	—	—	—	(0.10)
Cumulative effect of adopting SFAS No. 142	—	—	(0.56)	—	—

Net income (loss) per share	$0.65	$0.75	$(4.35)	$(2.22)	$0.38

Weighted average shares used in computing basic net income (loss) per share	494	483	473	465	458
Weighted average shares used in computing diluted net income (loss) per share	500	490	473	465	458

	October 31,
	2005	2004	2003	2002	2001
		(Restated)
	(in millions)
Consolidated Balance Sheet Data (1, 4, 5):
Cash and cash equivalents and short-term investments	$2,251	$2,315	$1,595	$1,844	$1,170
Working capital	$2,511	$2,891	$2,140	$2,975	$2,847
Total assets	$6,751	$7,144	$6,355	$8,203	$7,986
Senior convertible debentures	$—	$1,150	$1,150	$1,150	$—
Stockholders' equity	$4,081	$3,569	$2,824	$4,627	$5,659

(1)
Consolidated financial data and notes for all periods present our semiconductor products and healthcare solutions businesses as discontinued operations.

(2)
Income from continuing operations for the year ended October 31, 2005 includes a pre-tax restructuring charge of $113 million, including a pre-tax asset impairment charge of $5 million. Income from continuing operations for the year ended October 31, 2004 includes a pre-tax restructuring charge of $135 million, including a pre-tax asset impairment charge of $18 million. Loss from continuing operations for the year ended October 31, 2003 includes a pre-tax restructuring charge of $294 million, including a pre-tax asset impairment charge of $8 million and a non-cash charge recorded during the third quarter of 2003 to establish a tax valuation allowance of $1.4 billion. The $1.4 billion included $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for the year ended October 31, 2003; the valuation allowance essentially eliminated our net deferred tax assets. Loss from continuing operations for the year ended October 31, 2002 includes a pre-tax restructuring charge of $357 million including a pre-tax asset impairment charge of $123 million. Income from continuing operations for the year ended October 31, 2001 includes a pre-tax gain of $269 million relating to the sale of surplus land in California, inventory charges of $376 million, a pre-tax restructuring charge of $116 million primarily relating to severance expenses and a pre-tax asset impairment charge of $56 million for our customer support software.

(3)
Consolidated statement of operations data for the year ended October 31, 2001 includes the impact of the sale of our portfolio of lease assets to CIT Group Inc. (formerly known as Tyco Capital Corporation). In 2001, net proceeds from this sales transaction were $287 million, and we recognized $254 million in net revenue from continuing operations and $131 million in cost of products from continuing operations.

(4)
We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004 ("the Restatement"). The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share.

(5)
We have reclassified certain consolidated balance sheet data items in prior years to conform to the current years' presentation. See Note 5, "Tax Valuation Allowance and Provision (Benefit) for Taxes", to our consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and the divestiture of our semiconductor products business, the intended spin-off of our SOC and memory test businesses, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in "Factors That May Affect Future Results" and elsewhere in this Form 10-K.

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company ("HP"). HP distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

        Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Restatement of 2004 Financial Statements

        We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004 (the "Restatement"). The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share. All amounts relating to 2004 income taxes, discontinued operations and net income results on a consolidated basis discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations have been presented on a restated basis. See Note 1A, "Restatement of 2004 Consolidated Financial Statements", to our consolidated financial statements for more information on the effect of the restatement on 2004 amounts. The restatement had no effect on our segments' results of operations discussed herein.

Reclassifications

        Amounts in the consolidated financial statements as of and for the years ended October 31, 2004 and October 31, 2003 have been reclassified to conform to the presentation used in 2005. See Note 4, "Discontinued Operations", to our consolidated financial statements for further information regarding the reclassification of financial information for discontinued operations. See also Note 5, "Tax Valuation Allowance and Provision (Benefit) for Taxes", to our consolidated financial statements for revised classification for income taxes and Note 22, "Equity in Net Income of Unconsolidated Affiliate (including Gain) — Lumileds" to our consolidated financial statements for reclassification of equity in net income.

Executive Summary

        Agilent is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent currently has three primary businesses: bio-analytical measurement, electronic measurement and semiconductor test solutions. In August 2005, the Board of Directors of Agilent approved the divestiture of our semiconductor products business. We subsequently signed an Asset Purchase Agreement with Avago Technologies Ltd. (f/k/a Argos Acquisition Pte. Ltd.) ("Avago") providing for the sale of our semiconductor products business for approximately $2.66 billion. We have reflected the semiconductor products business as a discontinued operation for all periods presented in this Annual Report on Form 10-K. In December 2005, we completed the sale of our semiconductor products business to Avago. In addition, we plan to spin off our semiconductor test solutions business in 2006.

        Agilent's total net revenue for the fiscal year ended 2005 was $5.1 billion, flat in comparison to last year. In our bio-analytical business, fiscal year 2005 net revenue increased 7 percent compared to fiscal year 2004. We have experienced some growth from mid-size pharmaceutical companies and some growth from generic pharmaceutical companies on a worldwide basis. In our electronic measurement business, overall demand increased in communications test solutions, with both wireless test and wireline communication test slightly above last year. In 2005, net revenue for our semiconductor test solutions business declined 25 percent year-over-year. Agilent's total net revenue in the fiscal year ended 2004 increased 15 percent in comparison to 2003.

        Income from operations for the fiscal year ended 2005 was $181 million, an increase of 25 percent from $145 million in the fiscal year ended 2004 and an increase of $901 million in comparison to the fiscal year ended 2003. Net income for the fiscal year ended 2005 was $327 million, a decrease of 11 percent compared to $369 million for the fiscal year ended 2004. The decrease in net income was driven by a $48 million tax charge for the fiscal year ended 2005, associated with repatriating $970 million of offshore earnings under the American Jobs Creation Act ("AJCA"). In the fiscal year ended 2003, we reported a net loss of $2.1 billion, mainly attributable to a valuation allowance charge for taxes of $1.1 billion.

        For the fiscal year ended October 31, 2005, we generated operating cash flow of $643 million, and had a cash, cash equivalent and short-term investment balance as of October 31, 2005 of $2.3 billion. In September 2005, we completed a full redemption of $1.15 billion of our outstanding convertible debentures with a redemption price of $1,000 per $1,000 principal amount of the debentures, plus accrued interest.

        In August 2005 and November 2005, we announced a series of actions intended to enhance our focus as the world's premier measurement company and enhance value for our shareholders. See Note 24, "Subsequent Events", to our consolidated financial statements for further information.

        The following significant events were initiated or occurred prior to the filing of this Annual Report on Form 10-K:

  •
  In November 2005, we finalized the sale of our investment in Lumileds to Philips for $949 million plus the repayment of $51 million of the outstanding principal debt plus accrued interest due to us from Lumileds.

  •
  In December 2005, we sold our semiconductor products business to Avago. We received $2.6 billion in proceeds, subject to further purchase price adjustments.

  •
  During the fourth quarter 2005, our Board of Directors authorized a stock repurchase program of up to $4.466 billion of our common stock. To date, we have repurchased approximately 92 million shares for $3.3 billion leaving approximately $1.2 billion remaining authorized under the stock repurchase program, which involved the repurchase of 83 million shares of our common stock pursuant to an issuer self-tender announced in November 2005.

  •
  During the fourth quarter of 2005, we initiated plans to reduce our infrastructure costs by more than $450 million and infrastructure-related employment by about 1,300 jobs.

        Looking forward, we expect our growth to increase at the same pace as the electronic measurement and bio-analytical measurement markets. We intend to further reduce our costs and expenses to meet our operating cost structure goals. In addition, we plan to spin off our semiconductor test solutions business as soon as practical in 2006.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, stock-based compensation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

                Revenue recognition.    We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

                Restructuring and asset impairment charges.    The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment. These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

                Inventory valuation.    We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

                Investment impairments.    We recognize an impairment charge when the decline in the fair value of our publicly traded equity securities and our cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

                Stock-based compensation.    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004) "Share-Based

Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) supersedes our current accounting for SBP awards under APB No. 25 and requires us to recognize compensation expense for all SBP awards based on fair value. In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107") relating to the adoption of SFAS No. 123(R). Beginning in the first quarter of 2006, we will adopt the provisions of SFAS No. 123(R) under the modified prospective transition method using the Black-Scholes option pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We will recognize SBP compensation expense for awards issued after November 1, 2005 on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we will recognize SBP compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. We are continuing to evaluate the impact of SFAS No. 123(R) on our results of operations and financial condition.

                Retirement and post-retirement benefit plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Agilent based on the terms of the plans and the investment and funding decisions made by us. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover and retiree mortality rates. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for U.S. plans and September 30 for non-U.S plans. The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. In recent years, decreasing interest rates, particularly outside the U.S., have increased our benefit obligations and our net plan costs. These increases have been in large part offset by a declining number of plan participants as a result of our various restructuring programs. The entire impact of declining discount rates is not recognized immediately under current accounting standards. As of October 31, 2005, delayed recognition of the impact of declining discount rates was the primary factor in approximately $390 million in unrecognized actuarial losses for non-U.S. plans. These losses are being recognized over the expected average future service lives of plan participants — ranging from 12 to 18 years depending on the plan.

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Our estimate of expected long-term rates of return has declined in recent years. Declining rate of return assumptions generally result in increased pension expense. This trend has been offset by the impact of company contributions to the plans and growth in plan assets resulting in increased expected returns on plan assets in 2003 through 2005. As of October 31, 2005, delayed recognition of better than expected investment experience was a significant factor in $30 million of unrecognized actuarial gains for U.S. plans. These gains will be recognized over approximately 12 years or the expected average future service life for U.S. plan participants. A one percent change in the estimated long-term return on plan assets for 2006 would result in a $6 million impact on U.S. pension expense and a $13 million impact on non-U.S. pension expense.

        We expect reduced pension and post-retirement expense in 2006 due to the sale of our semiconductor products business and further restructuring. These events individually or in the aggregate may trigger plan curtailments or settlements under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We can not currently estimate this impact.

                Valuation of long-lived assets.    We performed our annual goodwill impairment analysis in the fourth quarter of 2005. Based on our estimates of forecasted discounted cash flows and our market capitalization at that time, we concluded that our goodwill was not impaired. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. We incurred $26 million of investment and restructuring asset impairment charges in 2005.

        The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses, which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We performed the required transitional impairment test upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2003 and recorded a $268 million charge related to goodwill.

        The process of evaluating the potential impairment of long-lived assets such as our property, plant and equipment is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

                Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003. This left an approximately $1.0 billion net tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and selected entities in other foreign jurisdictions in recent years represented sufficient negative evidence, which made it difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded in certain entities of those selected jurisdictions. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and selected entities in other jurisdictions affect the ongoing amount of the valuation allowance. We expect that pre-tax income in fiscal 2006 will be recognized at a lower rate because future income taxes in the U.S. and entities in other jurisdictions will be offset against adjustments to the valuation allowance to effectively eliminate any tax expense or benefit in those jurisdictions. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowances in those jurisdictions.

        We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries, the cumulative amount of which is approximately $355 million as of October 31, 2005, because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Restructuring and Asset Impairment

        Restructuring plans initiated in 2001, 2002 and 2003 ("Prior Plans") are substantially complete. In 2005, we initiated a new restructuring plan ("FY05 Plan"). With the FY05 Plan, we intend to reduce infrastructure-related employment by about 1,300 jobs and reduce our annual infrastructure costs by more than $450 million, with approximately $250 million savings from job elimination and transfer to lower cost regions, approximately $100 million savings from consolidations of facilities and $100 million reduced information technology ("IT") spending. Of the 1,300 infrastructure-related jobs, approximately 600 employees have been notified as of October 31, 2005 and we expect another 700 employees will be notified in the fiscal year 2006. The FY05 Plan also extends to job reductions within our business segments of approximately 900 people all of whom were notified as of October 31, 2005. These reductions will be concentrated in the semiconductor test solutions and electronic measurement businesses, with semiconductor test solutions reductions focused in the U.S., Germany and Japan, and electronic measurement reductions focused in the U.S. and the U.K. As of October 31, 2005, we have reduced our workforce by approximately 16,900 people (approximately 16,300 people from Prior Plans and approximately 600 people from the FY05 Plan) to approximately 21,000 employees, excluding our former semiconductor products business employees.

        We recorded restructuring and asset impairment charges of $123 million, $161 million and $372 million for the fiscal years ended 2005, 2004 and 2003, respectively. Our accrual for future restructuring expenses totaled $93 million as of October 31, 2005, and it encompasses the FY05 Plan and our remaining liability for consolidation of excess facilities from Prior Plans. Our plans to consolidate excess facilities resulted in charges of $10 million in 2005 for lease termination fees and losses anticipated from sub-lease agreements related to Prior Plans. Similar charges in 2004 and 2003 were $35 million and $37 million, respectively. We will continue to make lease payments on some of this excess facility space over the next five years.

        The restructuring accrual is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. For further details on our restructuring plans, see Note 14, "Restructuring and Asset Impairment", to our consolidated financial statements.

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

Indemnifications

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard ("HP") in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications is not material.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2005.

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties for certain liabilities that were excluded from the sale such as pre-closing taxes and other specified items.

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

Results from Continuing Operations

        For the fiscal year ended 2005, income from continuing operations was $141 million, an increase of $14 million from $127 million in 2004 and almost a $2 billon improvement from the $1,777 million loss incurred in 2003. The increase of $14 million in 2005 was primarily due to tighter cost controls. The increase in income from 2003 to 2004 of approximately $1,904 million was primarily due to approximately a $1 billion tax charge in 2003 relating to the establishment of a valuation allowance in the U.S. and the U.K. Also contributing to 2004's improved performance over 2003 was growth in revenue of $692 million, improvement in gross margin of 6 percentage points, and a decline in operating expenses of $263 million year-over-year. Agilent saw a 1 percentage point improvement in its operating margin in 2005 compared to 2004, despite a revenue decrease of $21 million. This was due to controls over our operating expenses, the continued move of manufacturing capacity to lower cost regions, and restructuring savings.

Orders and Net Revenue

	Years Ended October 31,
				2005 over 2004 % Change	2004 over 2003 % Change
	2005	2004	2003
	(in millions)
Orders	$5,295	$5,019	$4,432	5%	13%

Net revenue:
Products	$4,207	$4,281	$3,652	(2)%	17%
Services and other	932	879	816	6%	8%

Total net revenue	$5,139	$5,160	$4,468	—	15%

	Years Ended October 31,
				2005 over 2004 Ppts Change	2004 over 2003 Ppts Change
	2005	2004	2003
% of total net revenue:
Products	82%	83%	82%	(1)	1
Services and other	18%	17%	18%	1	(1)

Total	100%	100%	100%	—	—

        Orders in 2005 were up by 5 percent year-over-year, with nearly all our businesses achieving order growth. We experienced good growth in wireline communications test and solid demand in our bio-analytical business. Orders in 2004 were up by 13 percent compared to 2003, with all businesses growing except semiconductor test solutions, which saw a 19 percent decrease over the prior year, primarily caused by our customers' excess capacity and excess inventory that had built up over the second half.

        Net revenue in 2005 was flat compared to 2004. Growth in the bio-analytical and electronic measurement businesses was offset by a cyclical softness that affected our semiconductor test solutions business in the first half of 2005. Net revenue in 2004 increased by 15 percent over 2003. All of our businesses experienced an increase in revenue in 2004.

        Services and other includes revenue generated from servicing our installed base of products, warranty extensions and consulting. In 2005 and 2004, services and other revenue increased over the prior year as our installed base of products increased and a change in standard warranty from three years to one year drove a higher volume of extended warranty business.

Costs and Expenses

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
Gross margin on products	52%	50%	43%	2 ppts	7 ppts
Gross margin on services and other	37%	35%	33%	2 ppts	2 ppts
Total gross margin	49%	47%	41%	2 ppts	6 ppts
Operating margin	4%	3%	(16)%	1 ppt	19 ppts
Research and development	$738	$689	$771	7%	(11)%
Selling, general and administrative	$1,603	$1,603	$1,784	—	(10)%

        The following tables present the gross inventory charges and sales of previously reserved inventory, respectively:

Gross Inventory Charges

	Years Ended October 31,
	2005	2004	2003
Bio-analytical measurement	$4	$3	$3
Electronic measurement	40	13	12
Semiconductor test solutions	25	3	2
Unallocated charges and other (1)	15	—	—

Total	$84	$19	$17

Sales of Previously Reserved Inventory

	Years Ended October 31,
	2005	2004	2003
Bio-analytical measurement	$1	$3	$—
Electronic measurement	7	9	5
Semiconductor test solutions	7	1	7

Total	$15	$13	$12

(1)
Unallocated charges primarily relate to inventory write-downs for exited product lines, which management has not reflected in segment results.

        Total gross margin increased 2 percentage points from 2004 to 2005. This improvement was the result of restructuring activities, material cost reductions and overall operational improvements, including mix improvements. Total gross margin increased 6 percentage points from 2003 to 2004.

        Gross margin on both product and service increased 2 percentage points in 2005 compared to 2004. This is a reflection of our continued work on lowering our cost structure. We expect to continue to experience the benefits of a more variable cost structure through use of contract manufacturers. In addition, we will continue to reduce our own manufacturing costs by shifting production to lower-cost regions. In 2004, gross margin on services and other increased 2 percentage points, and gross margin on products increased 7 percentage points over 2003, as a reflection of lower cost structure, principally through our restructuring programs.

        Operating margin increased 1 percentage point in 2005 compared to 2004, slightly lagging the improvement achieved in gross margin, due to increased research and development expense. In 2004 operating margin increased 19 percentage points compared to 2003. This was primarily due to savings from our restructuring efforts and a $128 million decrease in restructuring costs for research and development and selling, general and administrative expenses in 2004 compared to 2003.

        Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies in communications, electronics and bio-analytical measurement, none of which is individually significant to our operations. This research and development is aimed at improving the more than 20,000 products already in production and on new product releases. Because of the large number of new and existing products and research and development projects across all of our businesses and at Agilent Laboratories, it is difficult to quantify the impact of any specific products or projects. We are committed to bringing new products to the market and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

        Income from operations in 2005 was $181 million, an increase of approximately $36 million compared to 2004. The increase was primarily driven by a $60 million decrease in costs and expenses due to the incremental benefits of our restructuring programs and discretionary spending controls. Income from operations in 2004 was $145 million, an increase of approximately $865 million from 2003. The increase was primarily due to a revenue increase of $692 million, combined with a $159 million reduction in restructuring charges in 2004 compared to 2003.

        At October 31, 2005, our headcount, on a continuing operations basis, was approximately 20,750 compared to 21,200 in 2004 and 22,000 in 2003.

Other Income (Expense), Net

	Years Ended October 31,
				2005 over 2004 % Change	2004 over 2003 % Change
	2005	2004	2003
	(in millions)
Interest income	$72	$27	$26	167%	4%
Interest expense	(27)	(36)	(36)	25%	—
Other income (expense), net	28	33	34	15%	(3)%

Total other income (expense), net	$73	$24	$24	204%	—

        As discussed in Note 2, "Summary of Significant Accounting Policies", to our consolidated financial statements, in 2005, we reclassified our equity earnings (and gain in 2005) from our Lumileds joint venture from other income/(expense), net to a new caption below the provision for income taxes. See Note 22, "Equity in Net Income of Unconsolidated Affiliate (including Gain) — Lumileds", to our consolidated financial statements. Prior periods' amounts have also been reclassified.

        Other income (expense), net generally includes interest income, interest expense, rental income, currency gain (loss) on balance sheet remeasurement and other miscellaneous items. Other income (expense), net increased by $49 million in 2005 compared to 2004 due primarily to an increase in interest income of $45 million derived principally from the investment of our increased surplus cash balances in bank time deposits and other money market instruments and higher interest rates. Other income (expense), net remained flat from 2003 to 2004.

Provision for Income Taxes from Continuing Operations

	Years Ended October 31,
	2005	2004	2003
	(Restated) (in millions)
Provision for income taxes	$155	$71	$1,090

        We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004 (the "Restatement"). The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to SFAS No. 109. This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we distributed cash from our foreign subsidiaries and will report an extraordinary dividend (as defined in the AJCA) of $970 million and a related tax liability of approximately $48 million in our fiscal 2005 federal income tax return. For fiscal 2005, $23 million of the $48 million is provided for in the discontinued operations' provision for income taxes, while the remaining is provided for in the continuing operations' provision for income taxes.

        For the year ended October 31, 2005, we recorded an income tax provision of $155 million on continuing operations as compared with an income tax provision of $71 million and $1,090 million on continuing operations for the years ended October 31, 2004 and 2003, respectively. The current year-to-date provision was recorded for taxes on income generated in jurisdictions other than the U.S. and other jurisdictions for which we have a valuation allowance. During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003, resulting in an approximate $1.0 billion net deferred tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S and entities in other jurisdictions in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance in these jurisdictions. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

        For 2005, the annual effective tax rate was 52.3 percent on continuing operations. The 52.3 percent continuing operations tax rate reflects taxes in jurisdictions other than the U.S. and entities in other jurisdictions in which income tax or benefit continues to be offset by adjustments to the valuation allowance. The tax rate for continuing operations does not include the impact of income from low-tax jurisdictions generated by our semiconductor products business which is now reported within discontinued operations. Additionally, the AJCA repatriation tax caused an 8.1 percent increase in the 2005 effective tax rate as during 2005 we decided to repatriate earnings on which we had not previously provided for U.S taxes. From time to time the company undertakes certain employment, capital and other investment actions that subject the company's income to reduced tax rates. The annual effective tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses outside the U.S. and entities in other jurisdictions having varying statutory rates.

        For 2004, the annual effective tax rate was 35.9 percent on continuing operations, and was benefited by a valuation allowance release of $37 million. For 2003, the annual effective tax rate was 158.6 percent on continuing operations due primarily to the charge for the valuation allowance.

Equity in Net Income of Unconsolidated Affiliate (Including Gain) — Lumileds

        Lumileds is a global joint venture between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent's ownership interest in Lumileds was approximately 47 percent as of October 31, 2005. Our equity in the net income of our unconsolidated affiliate for the three years ended October 31, 2005 was $34 million, $29 million and $9 million. In the second quarter of fiscal year 2005, we sold 1 percent of our interest in Lumileds to Philips for a gain of $8 million. Agilent sold its interest in Lumileds on November 28, 2005, see Note 24, "Subsequent Events", to our consolidated financial statements.

General Infrastructure and Shared Services

        For Agilent overall, we have decreased our infrastructure costs primarily through restructuring programs and cost controls. We have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved some of our global shared services operations sites to lower cost regions. Compared to 2004, incremental savings for infrastructure costs for 2005 associated with restructuring plans, IT data center and networking costs,

IT project investments and cost controls were approximately $20 million. We passed through these savings to all our businesses according to usage of related services. The general infrastructure and shared services functions ended 2005 with approximately 3,910 employees, a decrease of approximately 140 employees from one year ago and a decrease of approximately 370 employees from two years ago. Over the past two years, general infrastructure and shared services headcount has dropped approximately 570 in the U.S. and Europe but has grown approximately 210 in Asia, primarily in India. We expect to continue to reduce infrastructure costs, currently reported in continuing operations, as we divest our semiconductor products business and spin-off our semiconductor test solutions business. Approximately 200 general infrastructure and shared services employees will be moving to our divested semiconductor products business in 2006.

Segment Overview

        Agilent is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. We have three primary businesses: electronic measurement, bio-analytical measurement, and semiconductor test solutions. In addition to the discussion below, also see Note 23, "Segment Information", to our consolidated financial statements.

Electronic Measurement

        Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

  Orders and Net Revenue

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
	(in millions)
Orders	$3,282	$3,180	$2,631	3%	21%

Net revenue from products	$2,758	$2,752	$2,291	—	20%
Net revenue from services and other	507	473	455	7%	4%

Total net revenue	$3,265	$3,225	$2,746	1%	17%

        Compared to 2004, electronic measurement experienced a 3 percent increase in orders. While our wireless communications test orders grew only slightly from last year, we experienced significant growth in our wireline communications test. General purpose test orders remained flat year-over-year. The 21 percent increase in orders in 2004 compared to 2003 was related to strong aerospace defense business, growth in the communications test market for consumer electronics (DVD players, LCD TVs, cell phones) and expansion of the Asian handset manufacturing capacity.

        Electronic measurement revenues were up 1 percent year-over-year in 2005. Communications test makes up approximately 60 percent of the electronic measurement revenues, and wireless test makes up approximately 85 percent of communications test. The communication test revenues were up 2 percent year-over-year, with a 1 percent year-over-year increase in wireline test and a 2 percent year-over-year increase in wireless test. This was mainly due to the strength of our signal analyzers and signal generator-related products, telecom service provider network integration and next-generation IP services. General purpose test revenues were flat year-over-year. In 2004 segment revenues increased 17 percent compared to 2003, largely due to the expansion of cell phone handset production in Asia.

        Looking forward to 2006, we anticipate moderate revenue growth to be driven by opportunities tied to the universal adoption of 3G, broadband access proliferation and our recent oscilloscope market share gains.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2005 versus 2004 and 2004 versus 2003.

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
Total gross margin	53%	51%	43%	2 ppts	8 ppts
Operating margin	11%	9%	(12)%	2 ppts	21 ppts
Research and development	$450	$426	$493	6%	(14)%
Selling, general and administrative	$926	$940	$1,032	(1)%	(9)%
Income (loss) from operations	$360	$279	$(336)	29%	183%

        Over the past three years, we have implemented cost reduction and restructuring plans to help lower our cost structure. Our electronic measurement business ended 2005 with approximately 11,460 employees, a decrease of approximately 430 employees from one year ago and 1,200 employees from two years ago.

        Gross margin for products and services increased 2 percentage points year-over-year in 2005. This improvement was driven by restructuring activities, material cost reductions and overall operational improvements, and was achieved despite a $27 million increase in inventory charges in 2005. Gross margin for products and services increased 8 percentage points in 2004 compared to 2003.

        Operating margin increased 2 percentage points in 2005 compared to 2004, with research and development expenses increasing slightly and selling, general and administrative expenses decreasing slightly due to savings from restructuring activities and discretionary spending controls. In 2004, operating margin increased 21 percentage points compared to 2003, with operational expenses decreasing by $159 million as a result of restructuring savings and expense reduction.

  Income from Operations

        Income from operations increased in 2005 by $81 million compared to 2004 on a revenue increase of $40 million. Restructuring through workforce reductions, reduction in our cost structure and discretionary spending controls helped comparative operating results. The $615 million improvement in income from operations in 2004 compared to 2003 was achieved through strong revenue growth in combination with an 8 percentage point improvement in gross margins and a $159 million reduction in research and development and selling, general and administrative expenses.

Bio-analytical Measurement

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services. The business achieved solid growth in 2005, with orders and revenue growing by 12 percent and 7 percent, respectively, compared to 2004, and operating income up 6 percent. All seven key product categories contributed to the overall growth of the bio-analytical measurement segment.

  Orders and Net Revenue

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
	(in millions)
Orders	$1,491	$1,332	$1,174	12%	13%

Net revenue from products	$1,096	$1,034	$915	6%	13%
Net revenue from services and other	325	299	271	9%	10%

Total net revenue	$1,421	$1,333	$1,186	7%	12%

        Bio-analytical measurement business orders and revenue continued to grow, achieving record levels in 2005. Growth was achieved in all geographies, with the highest rates achieved in Asia and Europe. In both 2004 and 2005, growth over the prior year was driven by demand for replacement instrument systems and consumables in our large installed base in the U.S. and Europe, increased U.S. government spending for homeland security, spending related to environmental testing in Asia, and increased demand from generic drug manufacturers.

        Looking forward to 2006, we anticipate order and revenue to grow from 2005 levels, with strength across both our life science and chemical analysis businesses. We anticipate growth to be driven by new products such as rapid resolution liquid chromatography, single quadrupole MS for LC detection, LCMS triple quadrupole ("QQQ"), and LCMS quadrupole time-of-flight ("QTOF").

  Gross Margin and Operating Margin

        The following table shows the bio-analytical measurement business's margins, expenses and income from operations for 2005 versus 2004, and 2004 versus 2003.

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
Total gross margin	50%	48%	48%	2 ppts	—
Operating margin	14%	14%	12%	—	2 ppts
Research and development	$136	$117	$112	16%	4%
Selling, general and administrative	$377	$342	$318	10%	8%
Income from operations	$197	$186	$141	6%	32%

        Gross margin from products and services increased 2 percentage points compared to same period last year as a result of revenue growth, improved microarray production processes and increased efficiencies in support delivery. Looking forward, we expect to continue this trend in 2006.

        Operating margin remained flat compared to the same period last year as we invested heavily in research and development and had small headcount increases within selling, general and administrative to accommodate growth.

  Income from Operations

        Income from operations increased 6 percent in 2005 compared to 2004 due to increased revenue. Operating margin remained flat in 2005 compared to 2004, at 14 percent. Excluding the impact of acquisitions in 2005, operating margin increased 1 percentage point compared to 2004.

Semiconductor Test Solutions

        Our semiconductor test solutions business provides test solutions that are used in the manufacture of semiconductor devices. These solutions are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our semiconductor test solutions enable designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm the functional quality of their devices and of their manufacturing processes, and accelerate the high-volume delivery of their products. As previously announced, we plan to spin off our semiconductor test solutions business during 2006.

  Orders and Net Revenue

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
	(in millions)
Orders	$522	$507	$627	3%	(19)%

Net revenue from products	$353	$495	$448	(29)%	10%
Net revenue from services and other	100	107	90	(7)%	19%

Total net revenue	$453	$602	$538	(25)%	12%

        We believe that the semiconductor test market has passed the bottom of a downturn that began in the third quarter of 2004 and continued into the first half of 2005. Throughout the second half of 2005, the semiconductor test market exhibited a recovery driven by increased demand for flash memory used in cellular phones, cameras, portable music players and other electronic devices, in addition to strong demand for non-memory chips in end-markets such as wireless handsets, other consumer electronics and personal computers. This helped orders increase by 3 percent in 2005 compared to 2004. In 2004, orders decreased 19 percent compared to 2003 primarily due to a weak second half caused by excess customer inventory and delayed customer purchases in anticipation of our next generation flash memory and SOC test systems.

        In second half of 2005, we have seen increased sales of our new Pin Scale systems, introduced in late 2004 as our next generation SOC test system. This system allows customers to reduce their infrastructure costs and offers new test capabilities at higher testing speeds. The acceptance attests to the benefits of our single platform strategy and to the ease of migration for customers. This includes an expanding presence in very cost sensitive digital consumer applications, including many systems for MP3, Digital TV and DVD parts. Because of the flexibility and scalability of the Pin Scale platform, we are now addressing entirely new markets, from cost-sensitive digital consumer applications to High Speed Memory test. Pin Scale products comprised approximately 40 percent of the business in 2005, and are expected to rise in 2006 if demand in end markets continues to be strong in the upcoming year.

        Memory test systems, which represents approximately 27 percent of our semiconductor test business, were driven throughout 2005 by strength in consumer products such as cell phones, cameras and MP3 players. Large Independent Device Manufacturers ("IDMs") drove the majority of the business for memory testing equipment as a result of the overall increase in Not And (NAND) flash memory demand, with the remainder coming from smaller independent test houses.

        Total net revenue in 2005 decreased 25 percent compared to 2004 primarily due to severe weakness across our product portfolio in the first half of 2005. Total net revenue in 2004 increased 12 percent compared to 2003 due to SOC test market strength, but this was partially offset by weakness in flash memory test. Services and other revenue decreased 7 percent in 2005 compared to 2004 and increased 19 percent in 2004 compared to 2003. It includes the sale of support for hardware and software, servicing our installed base and the sale of services such as training, application development and test consulting for new installations. Services and other revenue tends to show lower volatility than hardware revenue since services are provided over one year or more. Looking forward to fiscal year 2006, we are optimistic about revenue growth.

  Gross Margin and Operating Margin

        The following table shows the semiconductor test business's margins, expenses and income from operations for 2005 versus 2004 and 2004 versus 2003.

	Years Ended October 31,
				2005 over 2004 Change	2004 over 2003 Change
	2005	2004	2003
Total gross margin	31%	42%	44%	(11) ppts	(2) ppt
Operating (deficit) margin	(20)%	2%	(1)%	(22) ppts	3 ppts
Research and development	$101	$104	$98	(3)%	6%
Selling, general and administrative	$131	$136	$145	(4)%	(6)%
(Loss) income from operations	$(91)	$12	$(6)	(858)%	300%

        Gross margin for products and services decreased 11 percentage points in 2005 from 2004 due to competitive pricing pressure and a $22 million inventory charge on the V4400 system and other legacy product lines, partially offset by sales of previously reserved inventory. Gross margin for products and services decreased 2 percentage points in 2004 compared to 2003 because of a competitive pricing environment. On an absolute dollar basis, the cost of products and services decreased 11 percent in 2005 compared to 2004 due to reduced volume and increased 17 percent in 2004 compared to 2003 due to a higher volume of sales. Our semiconductor test business continues to implement cost control programs as well as outsource production to contract manufacturers, transferring manufacturing to low-cost regions and closely monitoring indirect and direct material costs.

        The operating margin decreased 22 percentage points in 2005 compared to 2004. This was mainly due to the decrease in gross margins referenced above and an increase in research and development as a percentage of revenue in preparation for the complete roll-over of the STE product line in addition to higher field selling costs to help customers migrate to new products. In 2004, the operating margin increased 3 percentage points compared to 2003, with a reduction in selling, general and administrative expenses partially offset by higher research and development spending.

        On an absolute dollar basis, selling, general and administrative expenses decreased 4 percentage points in 2005 compared to 2004 and decreased 6 percentage points in 2004 compared to 2003. The decreases reflect the implementation of initiatives to control discretionary spending.

  (Loss) Income from Operations

        Throughout 2004 we saw improvements in revenue and income from operations followed by a market downturn into the first half of 2005, with a recovery in the second half of 2005. Our semiconductor test business exits the current year with strong orders and a competitive line of products. In addition, utilization rates for our 93K systems finished the year at above average industry rates.

Discontinued Operations

        In August 2005, the Board of Directors of Agilent approved the divestiture of our semiconductor products business. We subsequently signed an Asset Purchase Agreement with Avago providing for the sale of our semiconductor products business for approximately $2.66 billion. We have reflected the semiconductor products business as a discontinued operation for all periods presented in this Annual Report on Form 10-K. On December 1, 2005, we completed the sale of our semiconductor products business to Avago. For further information, see Note 24, "Subsequent Events", to our consolidated financial statements. In 2005, our costs directly associated with this transaction were approximately $32 million and are included in the discontinued operation results below.

        Discontinued operations results for the past three years are summarized in the table below and include the results of the camera module business, which was sold in February 2005. As discussed in the Restatement — Explanatory Note, we have restated our 2004 results of operations to correct for an error in the provision for income taxes. This restatement also affected our net results of discontinued operations and is discussed in Note 1A, "Restatement of 2004 Consolidated Financial Statements", to our consolidated financial statements.

	Years Ended October 31,
	2005	2004	2003
	(Restated) (in millions)
Net revenue	$1,796	$2,021	$1,588
Costs and expenses	1,570	1,779	1,594

Income (loss) from discontinued operations	226	242	(6)
Other income, net	6	—	3

Income (loss) from discontinued operations before taxes	232	242	(3)
Provision for taxes	46	—	10

Income (loss) from discontinued operations	$186	$242	$(13)

Financial Condition

  Liquidity and Capital Resources

        Our financial position remained strong at October 31, 2005, with cash and cash equivalents of $2,226 million as compared to $2,315 million at October 31, 2004.

  Net Cash Provided by Operating Activities

        We generated cash from continuing operations of $643 million in 2005 compared to $432 million in 2004. We spent $110 million on restructuring activities in 2005, primarily in the form of severance payments, compared to $138 million in 2004.

        In 2005, accounts receivable generated cash of $29 million versus cash generated of $117 million in 2004. Days sales outstanding as of October 31, 2005 was 53 days as compared to 56 days as of October 31, 2004. While revenue remained flat, the decline in days sales outstanding reflects the continuing improvement in receivables management. In 2005, accounts payable generated cash of $21 million versus cash generated of $47 million in 2004. Inventory generated cash of $2 million in 2005 compared to $10 million used in 2004. Inventory days on hand also improved as of the end of 2005 at 101 days compared to 109 days as of the end of 2004.

        In 2005, we contributed $41 million to fund our U.S. defined benefit plan, compared to $63 million in 2004. In 2005, we contributed $36 million to fund our international defined benefits plans, compared to $83 million in 2004. In 2005, total pension plan contributions were $77 million, or

47 percent less than in 2004. In 2006, we expect funding requirements for our various benefit plans to decrease slightly to a total of approximately $75 million. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. As the value of our assets increases relative to our future projected obligations we will make smaller contributions to maintain our funded status. In 2005, we recorded an additional minimum pension liability for $170 million as several of our non-U.S. defined benefit retirement plans had accumulated benefit obligations in excess of the fair value of plan assets. The establishment of the additional minimum liability also resulted in a net long term deferred tax asset for $55 million of which $34 million was offset by a valuation allowance.

        In 2005, as in 2004, we recorded no goodwill amortization in accordance with SFAS No. 142. Depreciation and amortization decreased from $218 million in 2004 to $186 million in 2005 reflecting the reduced acquisitions of property plant and equipment over the past few years and the full amortization of other intangibles relating to business combinations completed in earlier years such as the Objective Systems Integration acquisition in 2001. We paid income taxes amounting to $75 million in 2005, as compared to $149 million in 2004.

        Net cash provided by operating activities from discontinued operations, which is not included above, was $256 million in 2005 as compared to $238 million in 2004.

  Net Cash Used in Investing Activities

        Net cash used in investing activities of continuing operations for 2005 was $173 million compared to $82 million in 2004. Investments in property, plant and equipment increased by $55 million to $139 million in 2005 compared to 2004. We also used $64 million for acquisitions of related businesses as compared to $18 million in 2004. Cash provided by divestitures was $8 million in 2005.

        Net cash used in investing activities of discontinued operations was $27 million in 2005 as compared to cash used of $32 million in 2004.

  Net Cash Used in Financing Activities

        Net cash used in financing activities of continuing operations in 2005 was $780 million compared to cash generation of $138 million in 2004. We completed the optional redemption of all the 3 percent senior convertible debentures due 2021 in the fourth quarter of 2005. The aggregate outstanding principal amount was approximately $1.15 billion. In lieu of cash redemption, holders of approximately $466 million aggregate principal amount of the debentures elected to convert their holdings into approximately 14.5 million shares of Agilent common stock. The remaining $684 million of outstanding debentures were retired for cash, and as a result Agilent no longer has any of the debentures outstanding. Loss on redemption of convertible debt amounted to $7 million.

        During the fourth quarter of 2005, our Board of Directors authorized a stock repurchase program of up to $4.466 billion of our common stock. Under the program, during the fourth quarter of 2005, we repurchased 8.9 million shares for $290 million. Repurchased shares and related costs have been accounted for as treasury shares using the cost method. Also, subsequent to our fiscal year end, we initiated a self-tender offer for an additional 73 million of our shares under the repurchase program with the right to repurchase up to an additional 2 percent of our outstanding shares as of October 31, 2005. Subsequent to year end, in December 2005, the tender offer expired and we agreed to accept for payment 83 million shares at a purchase price of $36 per share for an aggregate amount of approximately $3 billion. To date we have repurchased approximately 92 million shares for $3.3 billion which leaves approximately $1.2 billion remaining authorized under our stock repurchase program. The remaining repurchases may be affected in a number of ways, including open market purchases, block trades, additional self-tender offers, accelerated share repurchase transactions and other means. The program is expected to be completed by the end of fiscal year 2007.

        We funded the $3.3 billion in total repurchases under our authorized stock repurchase program with cash on hand and from the proceeds of the sale of our semiconductor products business and our Lumileds joint venture. We also drew down $700 million on a $1 billion senior secured term borrowing facility. We entered into the facility in December 2005 and it matures no later than April 2006. The term facility allows us to borrow at an interest rate equal to one-month LIBOR plus 30 basis points per annum, or for shorter LIBOR periods if we and the lenders so agree. Prior to its final maturity, we expect to replace the term facility with permanent financing. As a condition of the term facility, we will segregate investments equal to 105.25 percent of the principal borrowed as restricted assets on our balance sheet. We plan to use the remainder of the term facility proceeds, as well as any additional proceeds from the permanent financing expected in the second quarter of 2006, to fund the remaining $1.2 billion of repurchases under our authorized stock repurchase program.

        We believe that the cash that we expect to be generated by our operating activities, together with our existing cash and short-term investments, will be sufficient to support our operations, including our working capital, capital expenditure and investment needs, for the coming year. Additionally, we believe this cash together with our current and future borrowing capabilities are sufficient to fund the anticipated repurchase of the remaining shares under the stock repurchase program.

        In December 2005, we completed the divestiture of our semiconductor products business to Avago for approximately $2.6 billion in proceeds. The divestiture includes approximately 6,500 regular employees and operations in Asia, the U.S. and Europe. In November 2005, we also completed the sale of our stake in Lumileds Lighting International B.V. ("Lumileds") to Royal Philips Electronics for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds.

  Other

        We have contractual commitments for non-cancelable operating leases. See Note 19, "Commitments", to our consolidated financial statements for further information on our non-cancelable operating leases.

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

        On April 13, 2005, Standard & Poor's Rating Services ("S&P") raised its corporate credit and senior unsecured debt ratings of Agilent to "BB+" from "BB", revising their rating outlook to "stable" from "positive". On August 15, 2005, S&P raised its rating outlook on Agilent to "positive", but left the company's corporate credit and senior unsecured debt ratings unchanged. On November 23, 2005, Moody's Investors Service ("Moody's") affirmed their credit ratings of Agilent, leaving unchanged the senior implied debt rating of "Ba2" and the speculative grade liquidity rating of "SGL-1". Moody's "stable" rating outlook for the company was also left unchanged.

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

        The following table summarizes our total contractual obligations at October 31, 2005, including those related to discontinued operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$90	$124	$55	$30
Commitments to contract manufacturers and suppliers	585	—	—	—
Other purchase commitments	82	105	18	2
Retirement plans	75	—	—	—

Total	$832	$229	$73	$32

        Operating leases.    Commitments under operating leases relate primarily to leasehold property. Commitments under leases relating to discontinued operations totaled $23 million, split as follows: $6 million due within one year; $11 million due in one to three years; $5 million due in three to five years and $1 million due in five years or more.

        Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 20 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill all purchase commitments for inventory within one year. Commitments to contract manufacturers and suppliers relating to our discontinued operations were $166 million, and of these approximately 34 percent were firm, non-cancelable, and unconditional commitments.

        In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2005, the liability for our firm, non-cancelable, and unconditional purchase commitments was $27 million, compared with $16 million as of October 31, 2004. These amounts are included in other accrued liabilities in our consolidated balance sheet.

        Other purchase commitments.    These relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

        Retirement plans.    Retirement plan funding includes the expected tax-deductible contribution planned for 2006. Funding projections beyond the current year are not practical to estimate due to the rules affecting tax deductible contributions and the impact from asset performance and interest rates.

        We had no material off-balance sheet arrangements as of October 31, 2005 or October 31, 2004.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for trading purposes.

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 70 percent of our revenues in 2005, 70 percent of our revenues in 2004 and 69 percent of our revenues in 2003 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2005 and October 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        We have completed an integrated audit of Agilent Technologies, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

  Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2004 financial statements.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of November 1, 2002.

  Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                      PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 16, 2006

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2005	2004	2003
	(Restated) (in millions, except per share data)
Net revenue:
Products	$4,207	$4,281	$3,652
Services and other	932	879	816

Total net revenue	5,139	5,160	4,468
Costs and expenses:
Cost of products	2,034	2,184	2,123
Cost of services and other	583	539	510

Total costs	2,617	2,723	2,633
Research and development	738	689	771
Selling, general and administrative	1,603	1,603	1,784

Total costs and expenses	4,958	5,015	5,188

Income (loss) from operations	181	145	(720)
Other income (expense), net	73	24	24

Income (loss) from continuing operations before taxes and equity income	254	169	(696)
Provision for income taxes	155	71	1,090
Equity in net income of unconsolidated affiliate (including gain) — Lumileds	42	29	9

Income (loss) from continuing operations	141	127	(1,777)
Income (loss) from discontinued operations (net of tax expense of $46 million in 2005, zero million in 2004, and $10 million in 2003)	186	242	(13)

Income (loss) before cumulative effect of accounting changes	327	369	(1,790)
Cumulative effect of adopting SFAS No. 142	—	—	(268)

Net income (loss)	$327	$369	$(2,058)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.29	$0.26	$(3.76)
Income (loss) from discontinued operations, net	0.37	0.50	(0.03)
Cumulative effect of adopting SFAS No. 142	—	—	(0.56)

Net income (loss) per share — Basic	$0.66	$0.76	$(4.35)

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.28	$0.26	$(3.76)
Income (loss) from discontinued operations, net	0.37	0.49	(0.03)
Cumulative effect of adopting SFAS No. 142	—	—	(0.56)

Net income (loss) per share — Diluted	$0.65	$0.75	$(4.35)

Weighted average shares used in computing net income (loss) per share:
Basic	494	483	473
Diluted	500	490	473

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2005	2004
		(Restated)
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,226	$2,315
Short term investments	25	—

Cash and cash equivalents and short term investments	2,251	2,315
Accounts receivable, net	753	788
Inventory	722	809
Other current assets	298	266
Current assets of discontinued operations	423	485

Total current assets	4,447	4,663
Property, plant and equipment, net	873	984
Goodwill and other intangible assets, net	362	345
Other assets	650	735
Non-current assets of discontinued operations	419	417

Total assets	$6,751	$7,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$344	$306
Employee compensation and benefits	542	522
Deferred revenue	247	227
Income and other taxes payable	474	338
Other accrued liabilities	179	208
Current liabilities of discontinued operations	150	171

Total current liabilities	1,936	1,772
Senior convertible debentures	—	1,150
Retirement and post-retirement benefits	383	303
Other long-term liabilities	351	350

Total liabilities	2,670	3,575
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 512 million shares at October 31, 2005 and 487 million shares at October 31, 2004 issued and outstanding	5	5
Treasury stock at cost; 9 million shares at October 31, 2005	(290)	—
Additional paid-in-capital	5,878	5,195
Accumulated deficit	(1,463)	(1,790)
Accumulated other comprehensive income (loss)	(49)	159

Total stockholders' equity	4,081	3,569

Total liabilities and stockholders' equity	$6,751	$7,144

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2005	2004	2003
		(Restated)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$327	$369	$(2,058)
Less: income (loss) from discontinued operations	186	242	(13)

Income (loss) from continuing operations	141	127	(2,045)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	186	218	279
Deferred taxes	(12)	(53)	1,071
Excess and obsolete inventory-related charges	84	19	17
Non-cash restructuring and asset impairment charges	26	34	46
Retirement plans curtailment loss	—	—	5
Net gain on sale of investments	(8)	—	—
Undistributed equity in net income of Lumileds (including gain)	(42)	(29)	(9)
Net gain on sale of assets and divestitures	(18)	—	(5)
Stock-based compensation	9	7	6
Other	8	—	—
Adoption of SFAS No. 142	—	—	268
Changes in assets and liabilities:
Accounts receivable	29	117	(4)
Inventory	2	(10)	112
Accounts payable	21	47	25
Employee compensation and benefits	17	28	(18)
Income and other taxes payable	122	(50)	(63)
Other current assets and liabilities	(5)	(40)	(5)
Other long-term assets and liabilities	83	17	(89)

Net cash provided by (used in) operating activities of continuing operations	643	432	(409)
Net cash provided by operating activities of discontinued operations	256	238	251

Net cash provided by (used in) operating activities	899	670	(158)
Cash flows from investing activities:
Investments in property, plant and equipment	(139)	(84)	(171)
Proceeds from the sale of property, plant and equipment	54	34	2
Investments in equity securities	(13)	(14)	(4)
Proceeds from the sale of investments	22	—	—
Proceeds from divestitures	8	—	—
Increase in restricted cash	(22)	—	—
Payment of loan receivable	6	—	—
Proceeds (purchases) of short-term investments, net	(25)	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	(64)	(18)	—

Net cash used in investing activities of continuing operations	(173)	(82)	(173)
Net cash used in investing activities of discontinued operations	(27)	(32)	(30)

Net cash used in investing activities	(200)	(114)	(203)
Cash flows from financing activities:
Treasury stock repurchases	(290)	—	—
Redemption of convertible debentures, net	(684)	—	—
Issuance of common stock under employee stock plans	198	137	106
Net payments (borrowings) related to notes payable and short-term borrowings	(4)	1	(2)

Net cash provided by (used in) financing activities of continuing operations	(780)	138	104
Effect of exchange rate movements	(8)	14	20

Net increase (decrease) in cash and cash equivalents	(89)	708	(237)
Cash and cash equivalents at beginning of year	2,315	1,607	1,844

Cash and cash equivalents at end of year	$2,226	$2,315	$1,607

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Additional Paid-in Capital	Accumulated Deficit		Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2002	467,024	$5	$4,872	—	$—	$(101)	$(149)	$4,627
Components of comprehensive loss:
Net loss	—	—	—	—	—	(2,058)	—	(2,058)
Change in unrealized gain on investment	—	—	—	—	—	—	3	3
Change in foreign currency translation	—	—	—	—	—	—	50	50
Change in minimum pension liability	—	—	—	—	—	—	92	92
Deferred taxes related to items of other comprehensive income	—	—	—	—	—	—	(2)	(2)

Total comprehensive loss								(1,915)

Shares issued for employee benefit plans and other	9,125	—	112	—	—	—	—	112

Balance as of October 31, 2003	476,149	5	4,984	—	—	(2,159)	(6)	2,824
Components of comprehensive income:
Net income (Restated)	—	—	—	—	—	369	—	369
Change in unrealized gain on investment	—	—	—	—	—	—	5	5
Change in foreign currency translation	—	—	—	—	—	—	103	103
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	2	2
Change in minimum pension liability	—	—	—	—	—	—	132	132
Deferred taxes, primarily related to minimum pension liability (Restated)	—	—	—	—	—	—	(77)	(77)

Total comprehensive income								534

Shares issued for employee benefit plans and other	9,920	—	193	—	—	—	—	193
Issuance of common stock for an acquisition	772	—	18	—	—	—	—	18

Balance as of October 31, 2004 (Restated)	486,841	5	5,195	—	—	(1,790)	159	3,569
Components of comprehensive income:
Net income	—	—	—	—	—	327	—	327
Change in unrealized gain on investments	—	—	—	—	—	—	16	16
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	19	19
Change in foreign currency translation	—	—	—	—	—	—	(83)	(83)
Change in minimum pension liability	—	—	—	—	—	—	(169)	(169)
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	9	9

Total comprehensive income								119

Shares issued for employee benefit plans and other	11,165	—	198	—	—	—	—	198
Repurchase of common stock	—	—	—	(8,877)	(290)	—	—	(290)
Other stock based compensation arrangements	—	—	18	—	—	—	—	18
Shares issued for convertible debt	14,471	—	467	—	—	—	—	467

Balance as of October 31, 2005	512,477	$5	$5,878	(8,877)	$(290)	$(1,463)	$(49)	$4,081

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company ("HP"). HP distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

        In August 2005, the Board of Directors approved the divestiture of our semiconductor products business. The results of our semiconductor products business is presented as a discontinued operation for all periods in the consolidated financial statements included herein. See Note 4, "Discontinued Operations".

        Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

1A.  Restatement of 2004 Consolidated Financial Statements

        We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004 (the "Restatement"). The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share.

        The following tables present the effects of our Restatement on our previously consolidated financial statements for fiscal 2004 and the affected quarter after giving effect to the reporting of our discontinued operations as discussed in Note 4, "Discontinued Operations" and also after reclassifying equity in net income of unconsolidated affiliate, Lumileds, in our consolidated financial statements:

	As Previously Reported	Adjustment	As Restated	Reclassification for 2005 Discontinued Operations/Other	As Restated with Discontinued Operations
	(in millions, except per share amounts)
Consolidated Statement of Operations Data for the Year Ended October 31, 2004:
Income from continuing operations before taxes and equity income	$440	$—	$440	$(271)	$169
Provision for income taxes	$91	$(20)	$71	$—	$71
Equity in net income of unconsolidated affiliate — Lumileds	$—	$—	$—	$29	$29
Income from continuing operations	$349	$20	$369	$(242)	$127
Income from discontinued operations, net	$—	$—	$—	$242	$242
Net income	$349	$20	$369	$—	$369
Net income per share — Basic
Income from continuing operations	$0.72	$0.04	$0.76		$0.26
Income from discontinued operations, net	$—	$—	$—		$0.50
Net income per share — Basic	$0.72	$0.04	$0.76		$0.76
Net income per share — Diluted
Income from continuing operations	$0.71	$0.04	$0.75		$0.26
Income from discontinued operations, net	$—	$—	$—		$0.49
Net income per share — Diluted	$0.71	$0.04	$0.75		$0.75
Consolidated Balance Sheet Data as of October 31, 2004:
Accumulated comprehensive income	$179	$(20)	$159		$159
Accumulated deficit	$(1,810)	$20	$(1,790)		$(1,790)

Three months ended October 31, 2004 (Unaudited)

	As Previously Reported	Adjustment	As Restated	Reclassification for 2005 Discontinued Operations/Other	As Restated with Discontinued Operations
Condensed Consolidated Statement of Operations Data:
Income from operations	$89	$—	$89	$(12)	$77
Income from continuing operations	$74	$20	$94	$(36)	$58
Income from discontinued operations, net	$—	$—	$—	$36	$36
Net income	$74	$20	$94	$—	$94
Net income per share — Basic
Income from continuing operations	$0.15	$0.04	$0.19	$(0.07)	$0.12
Income from discontinued operations, net	$—	$—	$—	$0.07	$0.07
Net income per share — Basic	$0.15	$0.04	$0.19	$—	$0.19
Net income per share — Diluted
Income from continuing operations	$0.15	$0.04	$0.19	$(0.07)	$0.12
Income from discontinued operations, net	$—	$—	$—	$0.07	$0.07
Net income per share — Diluted	$0.15	$0.04	$0.19	$—	$0.19

2.     Summary of Significant Accounting Policies

        Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

        Reclassifications.    Amounts in the consolidated financial statements as of and for the years ended October 31, 2004 and October 31, 2003 were reclassified to conform to the presentation used in 2005. See Notes 4 and 22, for discussion relating to these reclassifications, and Note 5 related to revised classification.

        Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method.

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, stock-based compensation, inventory valuation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

        Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

        We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly we defer revenue until amounts become due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

        Product revenue.    Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, but the software component is generally considered to be incidental. Product revenue, including sales to resellers and distributors, is reduced for estimated returns, when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

        Where software is licensed separately, revenue is recognized when the software is delivered and title and risk of loss have been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist on which a portion of the total fee would be allocated based on vendor-specific objective evidence. Revenue from software licensing was not material for all periods presented.

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

        Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

        Warranty.    Our standard warranty terms typically extend for one year from the date of delivery, but our current reserve balance includes three year agreements from prior periods. We accrue for standard warranty costs in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 13, "Guarantees".

        Stock-based compensation.    Through year end 2005, we have accounted for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, we have recorded compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant. Additionally, we have recorded compensation expense under the variable accounting method for the Agilent Technologies, Inc. Long-Term Performance Program (the "LTPP") and have recorded compensation expense pursuant to APB 25 in connection with option modifications in 2005. In August 2005 our Board of Directors approved a modification to the terms of the options held by employees of our semiconductor products business to effect the acceleration of vesting for all unvested options held by employees of that business, effective as of the date of the sale of the business to Avago Technologies Ltd. (f/k/a Argos Acquisition Pte. Ltd.) ("Avago"). In connection with this modification, we recorded $8 million of compensation expense in discontinued operations for 2005. In addition, we have recorded APB 25 compensation expense in continuing operations of $8 million in 2005, $7 million in 2004 and $6 million in 2003. The APB 25 compensation expense in 2005 and 2004 primarily related to our LTPP and, in 2003, to options issued in connection with our acquisition of Objective Systems Integrators, Inc. See Note 3, "New Accounting Pronouncements", for new accounting for stock-based awards beginning November 1, 2005.

        Pro forma information.    Pro forma net income (loss) and net income (loss) per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), have been determined as if we had accounted for all employee stock options granted, including shares issuable to employees under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"), the LTPP and the Option Exchange Program described below, under SFAS

No. 123's fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	2005	2004	2003
		(Restated)
	(in millions, except per share data)
Net income (loss) — as reported	$327	$369	$(2,058)
APB 25 based compensation (2)	16	7	6
SFAS No. 123 based compensation (1) (2)	(228)	(256)	(334)
Tax impact (2)	12	17	(613)

Net income (loss) — pro forma	$127	$137	$(2,999)

Basic net income (loss) per share — as reported	$0.66	$0.76	$(4.35)
Basic net income (loss) per share — pro forma	$0.26	$0.28	$(6.34)
Diluted net income (loss) per share — as reported	$0.66	$0.76	$(4.35)
Diluted net income (loss) per share — pro forma	$0.26	$0.28	$(6.34)
Weighted average shares used in computing net income (loss) and pro forma net income (loss) per share:
Basic shares	494	483	473
Diluted shares (3)	494	483	473

(1)
The pro forma results for 2005, 2004 and 2003 include approximately $32 million, $70 million and $23 million of compensation expense relating to our Option Exchange Program, respectively. The remainder of the expense for those periods related to options granted over the previous four years.

(2)
Due to the valuation allowance provided on our net deferred tax assets as described in Note 5, "Tax Valuation Allowance and Provision (Benefit) for Taxes", we have not recorded any tax benefits attributable to pro forma stock option expenses for employees in the U.S. and certain other foreign jurisdictions in 2004 and 2005. In addition to not recording such benefits in 2003, we also eliminated $613 million of accumulated tax benefits recognized between 1996 and 2002 for pro forma reporting purposes. The tax impact presented above was computed for both the APB 25 and SFAS No. 123 stock-based compensation expense.

(3)
Approximately 72 million, 71 million and 51 million outstanding options were considered antidilutive for the purposes of this pro-forma calculation for fiscal years 2005, 2004 and 2003, respectively.

        The fair value of options granted was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate for options	3.55%	3.25%	2.23%
Risk-free interest rate for the 423(b) Plan	2.42%	1.17%	1.44%
Dividend yield	0%	0%	0%
Volatility for options (1)	39%	57%	70%
Volatility for the 423(b) Plan (1)	37%	36%	72%
Expected option life (2)	4 years	5.5 years	3.5-5.5 years
Expected life for the 423(b) Plan (2)	6 months-2 years	6 months-1 year	6 months-2 years

(1)
For the fiscal years ended 2004 and 2003, we used our historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the fiscal year ended 2005, for our employee stock options, we used a 4-year period, of equally weighted historical volatility and market-based implied volatility for the computation of stock-based compensation. For the fiscal year ended 2005, for the 423(b) Plan, we used a market-based implied volatility of the same term as the expected life. Management believes that based on current data these estimates of volatility are reasonably representative of future trends.

(2)
In the first quarter of 2005, we refined our estimate of the expected life of our options. In refining this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. Based on current data our best estimate of the expected life of our options granted in during the fiscal year ended 2005 is 4 years.

        SFAS No. 123 requires the use of highly subjective and complex assumptions within option pricing models to determine the value of employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense using an accelerated method over the vesting period of the options and amortized over six months to two years for the 423(b) Plan.

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue, and the associated expense is recorded in cost of products for all periods presented.

        Goodwill and purchased intangible assets.    Our accounting complies with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which we adopted on November 1, 2002 (the beginning of fiscal 2003). Goodwill is not amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

        In 2003, as part of our initial assessment of goodwill impairment under SFAS No. 142, we used the fair value measurement requirement, rather than the previously required undiscounted cash flows approach. As a result of that assessment, we recorded a transitional impairment loss from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The fair value of the reporting units was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of reporting units on a fair value basis, as required by SFAS No. 142, indicated that impairment existed in the communications solutions reporting unit within our electronic measurement business. The revenue forecasts of the communications solutions reporting unit had been impacted by the prolonged economic downturn in the communications test markets. As such, we were required to perform the second step analysis to determine the amount of the impairment loss for the reporting unit that failed the first step test. The second step analysis consisted of comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill, with an impairment charge resulting from any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill. Based upon this evaluation, we recorded an impairment charge of $268 million, representing 100 percent of the reporting unit's goodwill and approximately 44 percent of total consolidated goodwill recorded as of November 1, 2002. Subsequent to our initial assessment of goodwill impairment, we have recognized no goodwill impairment charges.

        Advertising.    Advertising costs are expensed as incurred and amounted to $33 million in 2005, $46 million in 2004 and $42 million in 2003 for Agilent continuing operations.

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

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. Diluted net income per share for 2005, 2004 and 2003 excluded the potentially dilutive effect of 49 million, 41 million and 51 million options to purchase common stock, respectively, as their effect was antidilutive. It also excluded shares issuable upon conversion of our then outstanding $1.15 billion senior convertible debenture as the effect was not dilutive for those periods, using the if-converted method pursuant to SFAS No. 128, "Earnings per Share".

        Cash, cash equivalents and short-term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        Approximately 55 percent of our cash and cash equivalents is held in the U.S., and 25 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 10 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short-duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from cash investments.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. Our short-term investments consist of bank time deposits, which by their nature are typically held to maturity, and are classified as such because we have the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost.

        Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents and short-term investments, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of equity investments is determined using quoted market prices for those securities where available.

        Concentration of credit risk.    We sell the majority of our products through our direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2005 or 2004. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

        Derivative instruments.    Agilent is exposed to global market exchange rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options, to manage financial exposures resulting from changes in foreign currency exchange rates. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary, which has the exposure. For option contracts, we exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within twelve months. We do not use derivative financial instruments for speculative or trading purposes.

        The derivatives entered into by Agilent are designated either as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in income in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of stockholders' equity. These amounts are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Fair value hedges are recorded in net income and are offset by the changes in fair value of the underlying assets or liabilities being hedged. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2005, 2004 and 2003 was not significant.

        We may also, from time to time, acquire warrants or other equity types of securities to purchase securities of other companies as part of strategic relationships.

        Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our marketing department plays a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory.

        Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment over three to ten years. We are currently using the straight-line method to depreciate assets. However, prior to 2002 assets were being depreciated principally using accelerated methods and will continue to be depreciated under those historical methods until they are fully depreciated or retired.

        Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized software is included in property, plant and equipment and is depreciated over three to five years when development is complete.

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

        Foreign currency translation.    We follow SFAS No. 52, "Foreign Currency Translation", for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity.

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss).

3.     New Accounting Pronouncements

  Adoption of New Pronouncements.

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs — an amendment of ARB No. 43" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) supersedes our current accounting for SBP awards under APB No. 25 and requires us to recognize compensation expense for all SBP awards based on fair value. In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107") relating to the adoption of SFAS No. 123(R). Beginning in the first quarter of 2006, we will adopt the provisions of SFAS No. 123(R) under modified prospective transition method using the Black-Scholes option pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We will recognize SBP compensation expense for awards issued after November 1, 2005 on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we will recognize SBP compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. We are continuing to evaluate the impact of SFAS No. 123(R) on our results of operations and financial condition.

        In February 2005, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. EITF 03-13 is effective for fiscal years beginning after December 15, 2004. Agilent has applied the provisions of EITF 03-13 in determining its discontinued operations presentation as of October 31, 2005.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007 and do not currently believe that it will have a material impact on our financial statements.

        In June 2005, the FASB issued Financial Staff Position ("FSP") FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. In the fourth quarter of 2005, we adopted FSP 143-1 in those EU member countries that transposed the Directive into country-specific laws. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our consolidated financial statements. Such effects will depend on the respective laws adopted by all the EU member countries.

        In September 2005, the FASB issued EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The issue also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. We are evaluating the impact that this issue will have on our consolidated financial statements.

        In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)" ("FSP 123(R)-2"). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

        In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

        In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At October 31, 2005, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

4.     Discontinued Operations

        In August 2005, the Board of Directors approved the divestiture of our semiconductor products business. We subsequently signed an Asset Purchase Agreement with Avago Technologies Ltd. (f/k/a Argos Acquisition Pte. Ltd.) ("Avago") providing for the sale of our semiconductor products business for approximately $2.66 billion. The purchase price is subject to adjustment based on a determination of our semiconductor products business' Adjusted EBITDA (as defined in the Asset Purchase Agreement) and working capital at closing. The sale closed in December 2005. See Note 24, "Subsequent Events".

        Our consolidated financial statements reflect our semiconductor products business, including the camera module business, as a discontinued operation in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"). As required under SFAS No.144, we have ceased depreciation and amortization on our assets held for sale as of August 2005. The financial position, results of operations and cash flows of our semiconductor products business have been classified as discontinued operations and prior periods have been restated.

	Years Ended October 31,
	2005	2004	2003
		(Restated)
	(in millions)
Net revenue	$1,796	$2,021	$1,588
Costs and expenses	1,570	1,779	1,594

Income (loss) from discontinued operations	226	242	(6)
Other income (expense), net	6	—	3

Income (loss) from discontinued operations before taxes	232	242	(3)
Provision (benefit) for taxes	46	—	10

Net income (loss) from discontinued operations	$186	$242	$(13)

        The following table presents Agilent's semiconductor products business assets and liabilities:

	October 31
	2005	2004
	(in millions)
Assets:
Accounts receivable	$219	$256
Inventory	178	217
Other current assets	26	12

Current assets of discontinued operations	423	485

Property, plant and equipment, net	277	274
Goodwill and other intangible assets, net	99	98
Other assets	43	45

Non-current assets of discontinued operations	419	417

Total assets of discontinued operations	$842	$902

Liabilities:
Accounts payable	$121	$135
Employee compensation and benefits	22	23
Other current liabilities	7	13

Current liabilities of discontinued operations	$150	$171

5.     Tax Valuation Allowance and Provision (Benefit) for Taxes

        We have restated our historical consolidated financial statements for fiscal 2004, quarterly financial data for the fourth quarter ended October 31, 2004, and selected financial data for fiscal 2004. The determination to restate these consolidated financial statements and selected financial data was made by our management in consultation with the Audit & Finance Committee on January 13, 2006, as a result of our identification of an error related to the accounting for income taxes. During the October 31, 2004 year-end close process, the Company miscalculated and understated its estimate of U.S. jurisdictional loss. By correcting the error and revising the estimate of U.S. loss, this resulted in the recognition of additional tax benefit associated with the loss and a corresponding additional income tax expense associated with Accumulated Other Comprehensive Income pursuant to SFAS No. 109. This error was identified through the operation of our internal control over financial reporting in 2005. The Restatement decreases our provision for income taxes for fiscal 2004 by $20 million and increases net income by $20 million, or $0.04 per diluted share.

        The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2005	2004	2003
		(Restated)
	(in millions)
U.S. federal taxes from continuing operations:
Current	$40	$—	$—
Deferred	—	—	876
Non-U.S. taxes from continuing operations:
Current	124	85	75
Deferred	(12)	(17)	63
State taxes from continuing operations, net of federal benefit
Current	3	3	2
Deferred	—	—	74

Total from continuing operations:	$155	$71	$1,090

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$152	$—	$200	$—
Property, plant and equipment	19	146	22	135
Warranty reserves	18	—	25	—
Retiree medical benefits	54	1	55	—
Other retirement benefits	52	92	—	62
Employee benefits, other than retirement	237	—	230	1
Net operating losses and credit carryforwards	1,314	—	1,350	—
Unremitted earnings of foreign subsidiaries	—	301	—	301
Convertible interest	—	—	—	83
Other	95	15	103	95

Subtotal	1,941	555	1,985	677
Tax valuation allowance	(1,371)	—	(1,317)	—

	$570	$555	$668	$677

        As of October 31, 2005, the consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance was required. The amounts as of October 31, 2004 were reclassified to conform to the current period presentation. This resulted in a $86 million increase to current deferred tax assets (included in Other current assets), $2 million increase in non-current deferred tax assets (included in Other assets), a $2 million decrease in current deferred tax liabilities (included in Income taxes payable) and a $90 million increase to non-current deferred tax liabilities (included in Other long-term liabilities) on the consolidated balance sheet compared to previously reported amounts.

        During the third quarter of 2003, we recorded a non-cash charge to establish a valuation allowance of $1.4 billion, which included approximately $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in an approximately $1.0 billion net tax provision recorded within provision for taxes for 2003. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and selected entities in other jurisdictions in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance in these entities. Accordingly, a full valuation allowance was recorded. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

        At October 31, 2005, we had federal net operating loss carryforwards of approximately $1,454 million and tax credit carryforwards of approximately $516 million. An immaterial amount of net operating losses expired in 2005 with the remainder expiring in tax years through 2024, if not utilized. The tax credit carryforwards will expire beginning in 2006 through 2025, if not utilized. In addition, the company has California net operating loss carryforwards of approximately $167 million and state tax credit carryforwards of $143 million. An immaterial amount of California net operating losses expired in 2005 with the remainder expiring in tax years through 2014, if not utilized. State tax credits of $18 million expire beginning in 2006 through 2018, if not utilized. Included in the total net operating loss carryforwards are net operating losses of $88 million related to employee stock option exercises, the benefits of which will increase additional paid in capital when realized.

        The differences between the U.S. federal statutory income tax rate and our effective tax rate from continuing operations are:

	Years Ended October 31,
	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	.7	.8	(3.1)
Non-U.S. income taxed at different rates	35.4	23.8	(1.4)
Nondeductible goodwill	—	3.2	2.3
R&D credits	(3.7)	(2.6)	(1.6)
Extraterritorial income exclusion	(3.9)	(6.6)	(3.2)
AJCA dividend repatriation	8.1	—	—
Other, net	.6	(2.0)	(.2)
Valuation allowance	(19.9)	(15.7)	200.8

	52.3%	35.9%	158.6%

        The domestic and foreign components of income (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,
	2005	2004	2003
	(in millions)
U.S. continuing operations	$176	$(92)	$(509)
Non-U.S. continuing operations	120	290	(178)

	$296	$198	$(687)

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we distributed cash from our foreign subsidiaries and will report an extraordinary dividend (as defined in the AJCA) of $970 million and a related tax liability of approximately $48 million in our fiscal 2005 federal and state income tax returns. For fiscal 2005, $23 million of the $48 million is provided for in the discontinuing operations' provision for income taxes while the remaining is provided for in the continuing operations' provision for income taxes.

        Agilent has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $355 million as of October 31, 2005. Our policy is to continue to invest the undistributed earnings of our foreign subsidiaries indefinitely outside of the United States, with the exception of the amounts repatriated in the year ended October 31, 2005 under the AJCA. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. During 2003, 2004 and 2005, Agilent enjoyed tax holidays that applied to manufacturing income generated in Malaysia and Singapore. The tax holidays in both Malaysia and Singapore expire in 2013. Beginning in 2004, Agilent secured a reduced tax rate in Switzerland for income generated from activity that Agilent began in Switzerland during that year. The tax holiday expires in 2013. In addition, Agilent secured an additional Singapore tax holiday in 2004 for earnings from investments and related activity that began in that country in 2004. That tax holiday applies to applicable earnings of Agilent until the end of 2013, with the opportunity for a reduced rate thereafter.

        As a result of the incentives, the impact of the tax holidays decreased income taxes by $54 million, $96 million and zero in 2005, 2004 and 2003, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.11, $0.20 and zero in 2005, 2004 and 2003, respectively.

6.     Stock-Based Compensation

        Employee stock purchase plans.    Effective November 1, 2000, we adopted the 423(b) Plan. Under the provisions of the 423(b) Plan, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the 423(b) Plan. As of October 31, 2005, 48,559,336 shares of our common stock were authorized for issuance under the 423(b) Plan, and 28,675,035 of these shares have been issued.

        Incentive compensation plans.    On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the "Stock Plan") and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In addition, on May 31, 2000, 19,000,000 shares of our common stock were registered pursuant to converted stock options previously granted by HP. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. At October 31, 2005, shares registered and available for option and restricted stock grants were 41,536,474.

        Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Stock Plan. Options granted under the Stock Plan may be either "incentive stock options", as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

        On March 4, 2003, our stockholders approved an amendment to the Stock Plan. The amendment permitted the company to offer a one-time exchange of options issued under the Stock Plan having an exercise price greater than $25 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the "Option Exchange Program"). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the SEC, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the company's common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average exercise price of $51. As a result, the company issued options to purchase approximately 13.8 million shares at a weighted-average exercise price of $28 per share during the first quarter of 2004. Under the provisions of APB 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP for the company's executive officers. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. On November 18, 2003 the Compensation Committee approved approximately 322,000 shares to be issued to the company's executive officers that will be awarded in fiscal 2007. On November 16, 2004, the Compensation Committee approved approximately 419,000 shares to be issued for the company's executive officers that will be awarded in fiscal year 2008. On November 15, 2005, the Compensation Committee approved approximately 216,600 shares to be issued for the company's executives that will be awarded in fiscal year 2009. In all cases, the final award may vary as it is based on certain performance metrics. We include the dilutive impact of this program in our diluted net income per share calculation.

        The following table summarizes option activity for the years ended October 31, 2005, 2004 and 2003:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2002	73,839	$40
Granted	13,152	$16
Exercised	(1,768)	$12
Cancelled under Option Exchange Program	(25,882)	$51
Other cancellations	(7,975)	$41

Outstanding as of October 31, 2003	51,366	$29
Granted	12,136	$32
Exercised	(2,859)	$19
Granted under Option Exchange Program	13,797	$28
Other cancellations	(3,464)	$38

Outstanding as of October 31, 2004	70,976	$29
Granted	11,231	$22
Exercised	(5,182)	$21
Cancelled	(4,498)	$34

Outstanding as of October 31, 2005	72,527	$28

        The following table summarizes options exercisable and the fair value of options granted:

	Shares	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in thousands)
Options exercisable as of October 31, 2003	26,141	$35
Black-Scholes value of options granted during 2003			$9
Options exercisable as of October 31, 2004	31,023	$32
Black-Scholes value of options granted during 2004			$16
Options exercisable as of October 31, 2005	40,329	$31
Black-Scholes value of options granted during 2005			$8

        The following table summarizes information about all options outstanding at October 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0 - 15	1,278	6.5 years	$13	1,120	$13
$15.01 - 25	21,876	8.0 years	$19	6,106	$18
$25.01 - 30	28,599	6.7 years	$27	19,248	$27
$30.01 - 40	15,109	6.4 years	$34	8,190	$35
$40.01 - 50	3,273	3.5 years	$44	3,273	$44
$50 and over	2,392	4.7 years	$67	2,392	$67

	72,527		$28	40,329	$31

7.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Years Ended October 31,
	2005	2004	2003
		(Restated)
	(in millions)
Numerator:
Income (loss) from continuing operations	$141	$127	$(1,777)
Income (loss) from discontinued operations, net of tax	186	242	(13)

Income (loss) before cumulative effect of accounting changes	327	369	(1,790)
Cumulative effect of adopting SFAS No. 142	—	—	(268)

Net income (loss)	$327	$369	$(2,058)

Denominators:
Basic weighted average shares	494	483	473
Potentially dilutive common stock equivalents — stock options and other employee stock plans	6	7	—

Diluted weighted average shares	500	490	473

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive. Diluted net loss per share for 2003 excluded the potentially dilutive effect of all common stock equivalents as the effect was antidilutive.

	Years Ended October 31,
	2005	2004	2003
Options to purchase shares of common stock (in millions)	49	41	51
Weighted-average exercise price	$33	$35	$29
Average common stock price	$25	$27	$19

        The computation of diluted net income per share for the fiscal years ended 2004 and 2003 does not include 36 million shares issuable upon conversion of our then outstanding $1.15 billion senior convertible debenture as the effect was not dilutive for those periods, using the if-converted method pursuant to SFAS No. 128, "Earnings per Share". For the fiscal year ended 2005, our convertible debt was redeemed as of September 9, 2005 and therefore no longer outstanding nor part of the computation.

8.     Supplemental Cash Flow Information

        Cash paid for income taxes was $75 million in 2005, $149 million in 2004 and $122 million in 2003. Cash paid for interest was $44 million in 2005, $36 million in 2004 and $36 million in 2003.

        Non cash transactions in 2005 primarily related to the conversion of approximately $466 million of the principal amount of convertible debt into common stock. In addition, accrued interest of approximately $4 million relating to the convertible debt was recorded in equity as part of the cost of the new shares issued. Non-cash transactions in 2004 related primarily to an acquisition in October 2004, and we issued approximately 772,000 shares with an approximate value of $18 million.

9.     Inventory

	October 31,
	2005	2004
	(in millions)
Finished goods	$306	$299
Work in progress	63	69
Raw materials	353	441

	$722	$809

        Inventory-related charges of $84 million, $19 million and $17 million were recorded in total cost of products in 2005, 2004 and 2003, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

10.   Property, Plant and Equipment, Net

	October 31,
	2005	2004
	(in millions)
Land	$84	$96
Buildings and leasehold improvements	1,328	1,460
Machinery and equipment	862	886
Software	396	405

Total property, plant and equipment	2,670	2,847
Accumulated depreciation and amortization	(1,797)	(1,863)

	$873	$984

        We sold assets related to portions of our businesses to third parties during 2005, 2004 and 2003. Gross proceeds from the sale of property, plant and equipment were $54 million in 2005, $34 million in 2004, and $2 million in 2003. Gains from the dispositions of businesses, included in other income (expense), net in the consolidated statement of operations were $6 million in 2005, zero in 2004 and $5 million in 2003. Asset impairments other than restructuring were $4 million in 2005, zero in 2004, and $13 million in 2003.

11.   Investments

        Investments in cost basis and equity method investments and securities classified as trading securities or available-for-sale and included in other assets on our balance sheet were as follows at October 31, 2005 and 2004 (net book value):

	October 31,
	2005	2004
	(in millions)
Investments in and advances to equity method investees	$119	$99
Cost method investments	34	32
Trading securities	53	45
Available-for-sale investments (original cost of $61 million in 2005 and $74 million in 2004)	74	66

Total	$280	$242

        Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. For investments where we have significant influence over the investee, the equity method of accounting is used. Agilent's proportionate share of income or loss for equity method investments is recorded currently in earnings. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.

        All of our investments (excluding trading securities) are subject to periodic impairment review. However, the impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future use of the investment.

        Charges related to other than temporary impairments were $18 million for 2005 and $15 million in 2004 and 2003. These impairment charges were recorded in other income (expense), net in the consolidated statement of operations.

        Realized gains and losses on our trading securities portfolio were $5 million gain in 2005, 2004 and 2003. Realized gains and losses from the sale of available-for-sale securities was $8 million in 2005 and not material in 2004 and 2003.

        In the second quarter of fiscal year 2005, we sold 1 percent of our interest in Lumileds to Philips for a gain of $8 million, which is included in equity in net income of unconsolidated affiliate (including gain) — Lumileds in our consolidated statement of operations. In November 2005, subsequent to year end we sold our entire remaining investment in Lumileds to Philips. See Note 22, "Equity in Net Income of Unconsolidated Affiliate (including Gain) — Lumileds", and Note 24, "Subsequent Events".

12.   Goodwill and Other Intangible Assets

        The goodwill balances as of October 31, 2005 and 2004 and the movements in each of the years ended October 31, 2005 and 2004 for each of our reportable segments are shown in the table below:

	Electronic Measurement	Semiconductor Test Solutions	Bio- analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2003	$241	$31	$23	$295
Foreign currency translation impact	8	—	—	8
Goodwill arising from acquisitions	5	—	16	21

Goodwill at October 31, 2004	254	31	39	324
Foreign currency translation impact	(16)	(4)	—	(20)
Goodwill arising from acquisitions	7	—	13	20

Goodwill at October 31, 2005	$245	$27	$52	$324

        The component parts of other intangibles assets as of October 31, 2005 and October 31, 2004 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2005:
Purchased technology	$153	$126	$27
Customer relationships	38	27	11

Total	$191	$153	$38

As of October 31, 2004:
Purchased technology	$132	$118	$14
Customer relationships	29	22	7

Total	$161	$140	$21

        We purchased $30 million of other intangibles and recorded $20 million of goodwill during 2005, which were related to three acquisitions. Pro-forma disclosures are not presented for these acquisitions as they were not material.

        Amortization of intangible assets was $13 million in 2005, $17 million in 2004 and $42 million in 2003. Future amortization expense related to existing intangible assets is estimated to be $15 million for 2006, $12 million for 2007, $8 million for 2008 and $3 million thereafter.

        During 2003, we recognized an impairment charge pursuant to SFAS No. 144 of approximately $10 million for intangible assets (representing developed technology and customer relationships) in our electronic measurement business as a result of a decline in the projected future cash flows. The impairment charge was recorded in cost of sales ($8 million) and selling, general, and administrative ($2 million) in the consolidated statement of operations.

13.   Guarantees

  Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below, see Note 16, "Other Accrued Liabilities and Other Long-Term liabilities":

	Years Ended October 31,
	2005	2004
	(in millions)
Balance as of October 31, 2004 and 2003	$59	$71
Accruals for warranties issued during the period	57	68
Accruals related to pre-existing warranties (including changes in estimates)	8	(2)
Settlements made during the period	(78)	(78)

Balance as of October 31, 2005 and 2004	$46	$59

  Extended Warranty

        Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Short-term amounts are included in deferred revenue on the consolidated balance sheet and were $33 million and $18 million at October 31, 2005 and October 31, 2004, respectively. The long term amounts are recorded in other liabilities on the consolidated balance sheet and were $56 million and $39 million at October 31, 2005 and October 31, 2004, respectively.

	Years Ended October 31,
	2005	2004
Balance as of October 31, 2004 and 2003	$57	$33
Recognition of Revenue	(19)	(15)
Deferral of revenue for new contracts	51	39

Balance as of October 31, 2005 and 2004	$89	$57

  Lease Guarantees

        During the quarter ended April 30, 2005 we entered into an amended Vendor Finance agreement with CIT Group Inc. (formerly Tyco Capital Corporation) that released Agilent from substantially all credit guarantees. As part of this agreement Agilent was also released of liability relating to the guarantees that could require us to repurchase individual leases if the documentation we provided to support the lease was not materially accurate. The impact of this was not material.

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard ("HP") in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications is not material.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations is zero on the consolidated balance sheet as of October 31, 2005.

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

14.   Restructuring and Asset Impairment

        We initiated several restructuring plans in prior periods; the 2001 Plan, the 2002 Plan and the 2003 Plan ("Prior Plans"). Prior Plans were designed to reduce costs and expenses in order to return the company to profitability. The workforce reduction portion of Prior Plans was completed in the middle of 2005. The portion of Prior Plans related to the consolidation of excess facilities is expected to be completed within the next five years.

        The sale of our semiconductor products business was completed in December 2005, and we announced our intention to spin-off in an initial public offering our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the "FY05 Plan") to align our workforce with our smaller organizational size. This new restructuring plan is comprised of voluntary and involuntary terminations. As of October 31, 2005, the FY05 Plan resulted in the reduction of or severance notification of approximately 1,500 employees. We estimate the completion of the FY05 Plan at the end of fiscal year 2006.

        The implementation of our Prior Plans has reduced our workforce by approximately 16,900 people, including those in the semiconductor products business. As of October 31, 2005, the FY05 Plan resulted in reductions of an additional 600 people. Our plans to consolidate excess facilities resulted in charges for lease termination fees and losses anticipated from sub-lease agreements. We have exited approximately 116 production, support and sales facilities in the U.S., Korea, Japan, U.K. and other countries, representing more than 4.6 million square feet, or about 24 percent of our worldwide property. We will continue to make lease payments on some of this space over the next five years. We lease most of these buildings from third parties, and the closures impacted all segments. In most cases, we are exiting administrative office buildings, which house sales and administrative employees. However, a small number of production facilities were closed as a result of our plans to consolidate manufacturing into fewer sites.

        Actions for Prior Plans were focused on our businesses that were impacted severely by the dot.com market implosion, and all segments except bioanalytical measurement required significant restructuring activity. Actions have also been taken to reduce the costs associated with infrastructure support services such as finance, information technology, and workplace services. Cost reductions were initiated by moving manufacturing and some of our global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing our workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our strategy is to move towards a more variable operating cost structure.

        We have executed all key actions for Prior Plans, although there may be changes in estimates for the consolidation of excess facilities due to changes in market conditions from those originally expected at the time the charges were recorded. Remaining restructuring actions include the facilities portion of Prior Plans and workforce reductions and further facility consolidations as a result of the new FY05 Plan. The following summaries of restructuring activity include the semiconductor products business, which has been reflected as a discontinued operation.

        A summary of Prior Plans restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments of Assets, Property, Plant and Equipment	Total
	(in millions)
Balance as of October 31, 2002	$85	$63	$—	$148
Total charge	282	37	53	372
Asset impairment	—	—	(53)	(53)
Cash payments	(349)	(29)	—	(378)

Balance as of October 31, 2003	18	71	—	89
Total charge	101	35	25	161
Asset impairment	—	—	(25)	(25)
Cash payments	(98)	(40)	—	(138)

Balance as of October 31, 2004	21	66	—	87
Total charge	10	10	7	27
Asset impairment	—	—	(7)	(7)
Cash payments	(31)	(27)	—	(58)

Balance as of October 31, 2005	$—	$49	$—	$49

        The total cost of Prior Plans through October 31, 2005 was approximately $1.19 billion.

        A summary of the FY05 Plan restructuring activity is shown in the table below:

Workforce Reduction
(in millions)
Balance as of October 31, 2004	$—
Total charge	96
Cash payments	(52)

Balance as of October 31, 2005	$44

  Summary information for combined plans

        The restructuring accrual for all plans, which totaled $93 million as of October 31, 2005 and $87 million as of October 31, 2004, is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next five years. Workforce reduction payments, primarily severance, are expected within a one-year period.

        A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below.

	Years Ended October 31,
	2005	2004	2003
	(in millions)
Cost of products and services	$36	$47	$78
Research and development	21	10	36
Selling, general and administrative	56	78	180

Restructuring and asset impairment charges included in continuing operations	113	135	294
Restructuring and asset impairment charges included in discontinued operations	10	26	78

Total restructuring and asset impairment charges	$123	$161	$372

15.   Retirement Plans and Post-retirement Benefits

        General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution plans. Additionally, we sponsor post-retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

        Retirement, deferred profit-sharing, and post-retirement plans.    Costs included in income (loss) from continuing operations were $112 million in 2005, $113 million in 2004 and $151 million in 2003.

        Agilent provides U.S. employees, who meet eligibility criteria under the retirement and deferred profit-sharing plans, defined benefits which are generally based on an employee's highest five consecutive years' average pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.

        As of October 31, 2005 and 2004, the fair value of plan assets and the total projected benefit obligation of the DPSP for U.S. Agilent Employees were $826 million and $847 million, respectively.

        Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements. Our U.S. retirees who retired prior to January 1, 2005, are also covered by a lump sum death benefit that is part of the Retiree Survivor's Benefit Plan. In July 2004, the Retiree Survivor's Benefit Plan was revised to eliminate the $5,000 Retiree Survivor Benefit for all U.S. retirees who retire on or after January 1, 2005.

        401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense included in income (loss) from continuing operations was $27 million in 2005, $27 million in 2004 and $31 million in 2003.

        Post-retirement medical benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in our Non-Medicare Medical or Medicare Medical Plans (the "Post-retirement Medical Plans") under the Agilent Health Plan. Our current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in a medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on the options chosen and length of service.

        Plan amendments.    In July 2004, the Compensation Committee of the Board of Directors approved design changes to Agilent's Post-retirement Medical Plans. One option available to existing post-65 retirees is a new Medicare Supplement Plan in 2005. The Medicare Supplement Plan supplements Medicare coverage by reimbursing Medicare Parts A and B deductibles at 100 percent after Medicare pays its portion of the retiree's expenses. The Post-retirement Medical Plan for a majority of future retirees was revised to establish retiree medical accounts for the benefit of such retirees and will be funded with amounts as determined by Agilent.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which provides guidance on how companies should account for the impact of the Act on its postretirement healthcare plans. Beginning in 2006, the federal government will provide a non-taxable subsidy to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to Medicare Part D benefits. We have determined that the prescription drug benefits offered under our plans qualify for this subsidy. Effective fourth quarter 2004, assuming that we will continue to offer these benefits, we have reflected the expected subsidy according to the guidance in FSP 106-2 prospectively in our financial statements. The adoption of FSP 106-2 had no material impact on our accumulated postretirement benefit obligation or net plan costs.

        Components of net periodic cost.    For the years ended October 31, 2005, 2004 and 2003, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in millions)
Service cost — benefits earned during the period	$63	$63	$70	$44	$41	$44	$6	$12	$13
Interest cost on benefit obligation	40	39	44	58	52	46	29	32	30
Expected return on plan assets	(50)	(45)	(39)	(73)	(65)	(53)	(25)	(25)	(22)
Amortization and deferrals:
Actuarial loss	2	3	14	31	33	33	9	6	1
Prior service cost	1	1	1	—	—	—	(13)	(5)	—

Net plan costs	56	61	90	60	61	70	6	20	22
Settlement loss and termination benefits	—	—	—	—	—	5	—	—	—

Total net plan costs	$56	$61	$90	$60	$61	$75	$6	$20	$22

Distribution of net plan costs:
Continuing operations	$48	$38	$60	$59	$60	$74	$5	$15	$17
Discontinued operations	8	23	30	1	1	1	1	5	5

Total net plan costs	$56	$61	$90	$60	$61	$75	$6	$20	$22

        Funded status.    As of October 31, 2005 and 2004, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$564	$488	$1,109	$928	$300	$290
Actual return on plan assets	67	49	208	72	35	26
Employer contributions	41	63	34	83	—	—
Participants' contributions	—	—	5	6	—	—
Benefits paid	(47)	(40)	(29)	(36)	(22)	(16)
Transfer from DPSP	3	4	—	—	—	—
Currency impact	—	—	(44)	56	—	—

Fair value — end of year	$628	$564	$1,283	$1,109	$313	$300

Change in benefit obligation:
Benefit obligation — beginning of year	$718	$660	$1,189	$1,095	$503	$539
Service cost	62	63	44	41	6	12
Interest cost	40	39	57	52	28	32
Participants' contributions	—	—	5	6	—	—
Plan amendment	—	—	(13)	—	—	(123)
Actuarial (gain) loss	(30)	(9)	217	(37)	28	59
Benefits paid	(47)	(39)	(29)	(36)	(22)	(16)
Transfer from DPSP	3	4	—	—	—	—
Impact of Medicare Act	—	—	—	—	(34)	—
Currency impact	—	—	(49)	68	—	—

Benefit obligation — end of year	$746	$718	$1,421	$1,189	$509	$503

Benefit obligation in excess of plan assets	$(118)	$(154)	$(138)	$(80)	$(196)	$(203)
Unrecognized net actuarial (gain) loss	(30)	19	391	374	146	172
Unrecognized prior service cost (benefit) related to plan changes	1	2	(18)	(5)	(128)	(141)

Net (accrued) prepaid costs	$(147)	$(133)	$235	$289	$(178)	$(172)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid defined benefit plan costs	$—	$—	$127	$290	$—	$—
Accrued defined benefit plan costs	(147)	(133)	(66)	(1)	—	—
Intangible assets	—	—	4	—	—	—
Additional minimum pension liability	—	—	170	—	—	—
Accrued post-retirement benefits costs	—	—	—	—	(178)	(172)

Net (accrued) prepaid costs	$(147)	$(133)	$235	$289	$(178)	$(172)

        Investment policies and strategies.    Plan assets consist primarily of publicly-traded stocks and bonds. In the U.S., our Agilent Retirement Plan and post-retirement benefit assets are allocated approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP assets are allocated approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments, largely private equity partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our assets are allocated from 45 to 70 percent to equities, from 25 to 55 percent to fixed income investments, and from 0 to 5 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified. The actual allocations of plan assets are consistent with the target allocations.

        The table below presents the projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets in the aggregate for all plans, separately showing those that were considered under-funded as of October 31, 2005 or 2004.

	2005		2004
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
	(in millions)
	PBO		PBO
U.S defined benefit plans where PBO exceeds the fair value of plan assets	$746	$628	$718	$564

Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$1,118	$904	$929	$818
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	303	379	260	291

Total	$1,421	$1,283	$1,189	$1,109

	ABO		ABO
U.S defined benefit plans where ABO exceeds the fair value of plan assets	$23	$—	$20	$—
U.S defined benefit plans where the fair value of plan assets exceeds ABO	517	628	461	564

Total	$540	628	$481	$564

Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$852	787	$—	$—
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	400	496	1,009	1,105

Total	$1,252	$1,283	$1,009	$1,105

        Additional Minimum Liability.    An additional minimum pension liability adjustment was required in 2005 for three pension plans in Europe as the accumulated benefit obligation exceeded the fair value of pension plan assets for those plans as of the measurement date. The impact of the additional minimum liability on accumulated comprehensive loss was $170 million, which was partially offset by $20 million applied to deferred tax assets, net of tax valuation allowance. The large impact on accumulated comprehensive income was primarily a result of prepaid costs that were reduced to zero in accordance with SFAS No. 87, "Employers' Accounting for Pensions", for the impacted countries. No additional minimum pension liability was required for 2004.

        Contributions and estimated future benefit payments.    During fiscal year 2006, we expect to contribute $41 million to the U.S. defined benefit plans, $38 million to plans outside the U.S., and zero to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Benefit Plans
	(in millions)
2006	$96	$26	$23
2007	$62	$27	$25
2008	$58	$29	$27
2009	$61	$32	$28
2010	$65	$36	$29
2011-2015	$349	$230	$162

        Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based, on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31 for the U.S. plans and September 30 for the non-U.S. plans. Both U.S. and non-U.S. rates are generally based on published rates for high-quality corporate bonds. The range of assumptions that are used for non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2005	2004	2003
U.S. defined benefit plans:
Discount rate	5.75%	6.25%	6.75%
Average increase in compensation levels	4.0%	4.25%	5.25%
Expected long-term return on assets	8.50%	8.75%	8.75%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.75%	2.0-5.5%	2.25-6.0%
Average increase in compensation levels	2.5-4.25%	2.5-4.0%	3.5-4.25%
Expected long-term return on assets	4.5-7.5%	5.0-7.5%	5.5-7.75%
U.S. post-retirement benefits plans:
Discount rate	5.75%	6.25%	6.75%
Expected long-term return on assets	8.50%	8.75%	8.75%
Current medical cost trend rate	10.0%	10.0%	9.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.5%
Medical cost trend rate decreases to ultimate rate in year	2010	2009	2007

        Assumptions used to calculate the benefit obligation and the resulting additional minimum pension liability were as follows:

	As of the years ending October 31,
	2005	2004
U.S. defined benefit plans:
Discount rate	5.75%	5.75%
Average increase in compensation levels	4.0%	4.0%
Expected long-term return on assets	8.50%	8.50%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.0%	2.25-5.75%
Average increase in compensation levels	0-4.0%	2.5-4.25%
Expected long-term return on assets	4.5-7.0%	4.5-7.5%
U.S. post-retirement benefits plans:
Discount rate	5.75%	5.75%
Expected long-term return on assets	8.50%	8.50%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2011	2010

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2005 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$5	$(4)
Effect on post-retirement benefit obligations	$59	$(49)

16.   Other Accrued Liabilities and Other Long-Term Liabilities

        Other accrued liabilities and other long-term liabilities at October 31, 2005 and 2004 were as follows:

	October 31,
	2005	2004
	(in millions)
Other accrued liabilities
Accrued expenses	$57	$64
Restructuring	71	47
Standard warranty accruals	41	49
Lease guarantees	—	13
Other	10	35

Total other accrued liabilities	$179	$208

Other long-term liabilities
Deferred tax liabilities	$131	$131
Long-term deferred revenue and extended warranty	76	57
Deferred compensation	54	46
Minority interest	34	28
Long-term restructuring accrual	22	40
Standard warranty accruals	5	10
Other	29	38

Total other long-term liabilities	$351	$350

        Our accrued vacation balance totaled $164 million and $178 million at October 31, 2005 and 2004, respectively, and is recorded in employee compensation and benefits in the consolidated balance sheet.

17.   Senior Convertible Debentures

        In August 2005, we announced a full redemption of $1.15 billion of our outstanding convertible debentures. The redemption date was September 9, 2005 with a redemption price of $1,000 per $1,000 principal amount of the debentures, plus accrued interest.

        Prior to the redemption date, debt holders of approximately $466 million of the principal amount of the debentures converted their shares into approximately 14.5 million shares of Agilent common stock at a conversion price of $32.22. Also, prior to the redemption date, Agilent repurchased $332 million of its convertible debentures in a series of open-market purchases. The remaining $352 million of outstanding debentures were redeemed for cash on the redemption date. Total cash paid was $692 million, of which $684 million was from the purchase and redemption of convertible debentures and $8 million was from accrued interest and premiums related to the open market purchases. A loss of $7 million was recorded on these transactions, resulting from the premium paid to debt holders as well as the expensing of unamortized issuance costs. Agilent recorded the loss on repurchases as a component of other income and expense. As of October 31, 2005, no convertible debentures remain outstanding.

18.   Stock Repurchase Program

        During the fourth quarter of 2005, our Board of Directors authorized a stock repurchase program of up to $4.466 billion of our common stock. Under the program, during the fourth quarter of 2005, we repurchased 8.9 million shares for $290 million. Repurchased shares and related costs have been accounted for as treasury shares using the cost method. See Note 24, "Subsequent Events", for further discussion of the stock repurchase program.

19.   Commitments

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under leases at October 31, 2005 were $90 million for 2006, $71 million for 2007, $53 million for 2008, $33 million for 2009, $22 million for 2010 and $30 million thereafter. Future minimum sublease income under leases at October 31, 2005 was $12 million for 2006, $10 million for 2007, $8 million for 2008, $7 million for 2009 and $5 million for 2010. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $90 million in 2005, $116 million in 2004 and $126 million in 2003.

        As of October 31, 2005, the portion of the aforementioned future minimum lease payments which relate to our discontinued operation was $6 million for 2006, $6 million for 2007, $5 million for 2008, $3 million for 2009, $2 million for 2010, and $1 million thereafter. Also the portion of the aforementioned rent expense recorded in discontinued operations was $21 million in 2005, $23 million in 2004 and $26 million in 2003.

        In the fourth quarter of 2005, we entered into a line of credit for $200 million. The line of credit was not utilized and expired in December 2005.

20.   Contingencies

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

21.   Other Income and Expense

        The following table presents the components of other income (expense), net for the years ended October 31, 2003, 2004, and 2005:

	Years Ended October 31,
	2005	2004	2003
	(in millions)
Interest income	$72	$27	$26
Interest expense	(27)	(36)	(36)
Minority interest loss	(10)	(11)	(8)
Rental income	29	25	18
Investment impairments	(18)	(15)	(15)
Investment gains	7	—	—
Government grants	7	10	7
Income from leases	—	6	7
Gain on sale of assets	6	—	5
Currency gains (losses), net	5	2	5
Loss on redemption of debt and amortization of issuance costs	(7)	—	—
Other, net	9	16	15

Other income (expense), net	$73	$24	$24

        Interest income is derived principally from the investment of our surplus cash balances in bank time deposits and other money market instruments. Interest expense was incurred principally on our senior convertible debentures that were redeemed in September 2005. We incurred investment impairment charges primarily to recognize the other than temporary impairment of investments that we hold on a cost basis.

22.   Equity in Net Income of Unconsolidated Affiliate (including Gain) — Lumileds

        Lumileds Lighting International, B.V. ("Lumileds") is a global joint venture between Agilent and Koninklijke Philips Electronics N.V. ("Philips"). Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent's ownership interest in Lumileds was approximately 47 percent as of October 31, 2005. Our equity in the net income of our unconsolidated affiliate for the three years ended October 31, 2005 was $34 million, $29 million and $9 million. In the second quarter of fiscal year 2005, we sold 1 percent of our interest in Lumileds to Philips for a gain of $8 million, which is included in equity in net income of unconsolidated affiliate (including gain) — Lumileds in our consolidated statement of operations. In November 2005, we sold our ownership interest in Lumileds, and received payment for outstanding debt, see Note 24, "Subsequent Events". Beginning in 2005, a new subtotal is being presented in the consolidated statement of operations: Income (loss) from continuing operations before taxes and equity income. Equity in net income of unconsolidated affiliate (including gain) — Lumileds is now being presented below the provision for income taxes in a separate caption. In accordance with generally accepted accounting principles the equity in net income item has consistently been presented net of income taxes. This presentation has also been adopted for prior periods.

        The following tables present the condensed financial data of Lumileds (in millions):

	Year Ended October 31,
	2005	2004	2003
Summary of Operations:
Net revenue	$319	$280	$195
Costs and expenses	$256	$219	$169
Net income	$61	$62	$22
	As of October 31,
	2005	2004
Summary Balance Sheet:
Current assets	$104	$122
Total assets	$236	$224
Current liabilities	$54	$84
Non-current liabilities	$90	$104
Total liabilities and equity	$236	$224

23.   Segment Information

        Description of segments.    We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During the second half of 2005, we reorganized our business operations into three major businesses — bio-analytical measurement, electronic measurement, and semiconductor test solutions — each of which comprises a reportable segment. As part of the reorganization, we transferred two divisions from our semiconductor test solutions segment formerly known as automated test to electronic measurement segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

        Our three reportable segments are as follows:

  •
  bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services;

  •
  electronic measurement business provides standard and customized electronic measurement instruments and systems, monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle;

  •
  semiconductor test solutions business delivers technologies and solutions for companies who design, manufacture and test systems-on-a-chip ("SOCs"), systems-in-a-package ("SIPs") and memory semiconductor devices. Our systems are used to test a wide range of devices, from the extremely price-sensitive to the most complex and high-performance.

        Segment revenue and profit.    The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, "Summary of Significant Accounting Policies".

        A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our semiconductor products business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments' income (loss) from operations and Agilent's income (loss) from continuing operations and are classified as unallocated semiconductor products business corporate charges.

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

        The profitability of each of the segments is measured after excluding amortization of goodwill, amortization and impairment of other intangibles, restructuring and asset impairment charges,

investment gains and losses, interest income, interest expense and other items as noted in the reconciliation below.

	Bio-analytical Measurement	Electronic Measurement	Semiconductor Test Solutions	Total Segments
	(in millions)
Year ended October 31, 2005:
Total net revenue	$1,421	$3,265	$453	$5,139
Income (loss) from operations	$197	$360	$(91)	$466
Depreciation expense	$37	$98	$14	$149
Year ended October 31, 2004:
Total net revenue	$1,333	$3,225	$602	$5,160
Income from operations	$186	$279	$12	$477
Depreciation expense	$38	$107	$27	$172
Year ended October 31, 2003:
Total net revenue	$1,186	$2,746	$538	$4,470
Income (loss) from operations	$141	$(336)	$(6)	$(201)
Depreciation expense	$35	$132	$26	$193

        In 2003, revenue classified as discontinued operations includes an adjustment of $2 million that was previously allocated to our semiconductor products business segment. As a result, total reportable segment revenues are $2 million higher than total Agilent net revenue in that period.

        The following table reconciles segment results to Agilent's total enterprise results from continuing operations before taxes:

	Years Ended October 31,
	2005	2004	2003
	(in millions)
Total reportable segments' income (loss) from operations	$466	$477	$(201)
Amortization and impairment of intangibles	(13)	(17)	(52)
Restructuring and asset impairment	(110)	(135)	(294)
Retirement plans net curtailment and settlement (loss) gain	—	—	(5)
Other income (expense), net	73	24	24
Unallocated semiconductor products business corporate charges	(132)	(123)	(175)
Unallocated corporate charges and other	(30)	(57)	7

Income (loss) from continuing operations before taxes, as reported	$254	$169	$(696)

        Restructuring and asset impairment for the year ended October 31, 2005 does not include $3 million of charges that were included in the total reportable segments' income from operations.

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2005, 2004 or 2003.

        Unallocated assets primarily consist of cash, cash equivalents, short-term investments, accumulated amortization of goodwill and other intangibles, the valuation allowance relating to deferred tax assets and other assets. In 2005, we refined the methodology for allocating corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. The following table reflects the updated measure of segment assets, capital expenditures and investments in equity-method investees directly managed by each segment. All historical amounts have been reclassified to conform to the current period presentation.

	Bio-analytical Measurement	Electronic Measurement	Semiconductor Test System	Total Segments
	(in millions)
As of October 31, 2005:
Assets	$689	$2,007	$312	$3,008
Capital expenditures	$41	$68	$16	$125
Investments in and advances to equity- method investees	$—	$20	$—	$20
As of October 31, 2004:
Assets	$732	$2,513	$349	$3,594
Capital expenditures	$14	$48	$9	$71
Investments in and advances to equity- method investees	$—	$19	$—	$19

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2005	2004
	(in millions)
Total reportable segments' assets	$3,008	$3,594
Cash, cash equivalents and short-term investments	2,251	2,315
Total assets of discontinued operations	842	902
Prepaid expenses	242	158
Cost method investments	129	122
Long-term and other receivables	201	200
Other, including valuation allowance	78	(147)

Total assets	$6,751	$7,144

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2005	$1,790	$669	$2,680	$5,139
Year ended October 31, 2004	$1,754	$688	$2,718	$5,160
Year ended October 31, 2003	$1,705	$558	$2,205	$4,468
Long-lived assets:
October 31, 2005	$730	$249	$481	$1,460
October 31, 2004	$775	$281	$634	$1,690

24.   Subsequent Events

  Semiconductor Products Business Asset Purchase Agreement

        In August 2005, we entered into an Asset Purchase Agreement with Avago, as amended by Amendment No. 1 (the "APA") providing for the sale of our semiconductor products business. Under the terms of the APA, the purchase price payable for our semiconductor products business was $2.66 billion, subject to adjustment based on a determination of Adjusted EBITDA and working capital, each calculated in accordance with the terms of the APA.

        In December 2005, we completed the sale of substantially all the assets of our semiconductor products business to Avago. Under the terms of the APA, Agilent received $2.579 billion in cash proceeds, subject to further adjustment based on transfer taxes, a final determination of closing working capital and other items as defined in the APA.

        The following table shows the components of the estimated gain from sale of discontinued operations, net of taxes:

(in millions)
Proceeds, net of working capital adjustments	$2,579
Book value of assets and liabilities disposed of	(724)
Costs of disposition	(50)

Gain on sale before taxes	1,805
Income taxes	(8)

Gain from sale of discontinued operations, net of taxes	$1,797

  Lumileds Share Purchase Agreement

        On November 28, 2005, we completed the sale of our stake in Lumileds Lighting International, B.V. ("Lumileds") to Koninklijke Philips Electronics N.V. ("Philips"). Lumileds was a global joint venture between Agilent and Philips under a Second Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement"), dated as of November 29, 2004, between Agilent and Philips. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements have been terminated. The purchase price paid by Philips under the Share Purchase Agreement was $948.5 million. In addition, Lumileds has repaid $51 million of outstanding principal debt and accrued interest due to us as of the date of sale under the Credit Agreement, dated as of November 30, 2001, by and among Lumileds, Philips, Agilent and Agilent Technologies Coordination Center S.C./C.V.

        The following table shows the components of the estimated gain from sale of Lumileds, net of taxes:

(in millions)
Proceeds	$949
Net book value of investment	(48)

Gain on sale before taxes	901
Income taxes	—

Gain from sale of Lumileds, net of taxes	$901

  Stock repurchase program

        Subsequent to year end in November 2005, we initiated a self-tender offer for an additional 73 million shares under the authorized stock repurchase program with the right to repurchase up to an additional 2 percent of our outstanding shares as of October 31, 2005. In December 2005, the tender offer expired and we agreed to accept for payment 83 million shares at a purchase price of $36 per share for an aggregate amount of approximately $3 billion. To date we have repurchased approximately 92 million shares for $3.3 billion leaving approximately $1.2 billion remaining authorized under the stock repurchase program.

  Term Facility

        In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program, including the repurchase for cash of approximately 83 million shares of our common stock pursuant to the modified "Dutch Auction" self-tender offer. We entered into the facility in December 2005 and it matures no later than April 2006. The term facility allows us to borrow at an interest rate equal to one-month LIBOR plus 30 basis points per annum, or for shorter LIBOR periods if we and the lenders so agree. Prior to its final maturity, we expect to replace the term facility with permanent financing. As a condition of the term facility, we will segregate investments equal to 105.25 percent of the principal borrowed as restricted assets on our balance sheet.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31	April 30	July 31	October 31
	(in millions, except per share data)
2005	(1)(9)	(2)(9)	(3)(9)	(4)
Net revenue	$1,212	$1,278	$1,242	$1,407
Gross profit	591	640	596	695
Income from operations	38	42	35	66
Income (loss) from continuing operations	51	53	54	(17)
Income from discontinued operations, net of tax	52	42	50	42
Net income	$103	$95	$104	$25

Net income per share — Basic:
Income (loss) from continuing operations	$0.10	$0.11	$0.11	$(0.03)
Income from discontinued operations	0.11	0.08	0.10	0.08

Net income	$0.21	$0.19	$0.21	$0.05

Net income per share — Diluted:
Income (loss) from continuing operations	$0.10	$0.11	$0.10	$(0.03)
Income from discontinued operations	0.11	0.08	0.10	0.08

Net income (loss)	$0.21	$0.19	$0.20	$0.05

Weighted average shares used in computing net Income per share:
Basic	491	491	494	500
Diluted	496	496	499	512
Range of stock prices on NYSE	$21.44-25.77	$20.40-24.75	$20.97-26.42	$25.30-34.03
				Restated
2004	(5)(9)	(6)(9)	(7)(9)	(8)(9)
Net revenue	$1,174	$1,304	$1,346	$1,336
Gross profit	551	602	628	656
Income from operations	4	15	49	77
Income from continuing operations	3	17	49	58
Income from discontinued operations, net of tax	68	87	51	36
Net income	$71	$104	$100	$94

Net income per share — Basic:
Income from continuing operations	$0.01	$0.04	$0.10	$0.12
Income from discontinued operations	0.14	0.17	0.11	0.07

Net income	$0.15	$0.21	$0.21	$0.19

Net income per share — Diluted:
Income from continuing operations	$0.01	$0.03	$0.10	$0.12
Income from discontinuing operations	0.14	0.18	0.10	0.07

Net income	$0.15	$0.21	$0.20	$0.19

Weighted average shares used in computing net Income per share:
Basic	480	481	485	486
Diluted	490	495	491	490
Range of stock prices on NYSE	$24.97-38.80	$26.91-37.62	$22.63-29.68	$19.51-25.31

NOTES:

(1)
Includes pre-tax restructuring and asset impairment charges of $9 million primarily relating to severance expenses
(2)
Includes pre-tax restructuring and asset impairment charges of $5 million primarily relating to severance expenses
(3)
Includes pre-tax restructuring and asset impairment charges of $35 million primarily relating to severance expenses
(4)
Includes pre-tax restructuring and asset impairment charges of $64 million primarily relating to severance expenses
(5)
Includes pre-tax restructuring and asset impairment charges of $32 million primarily relating to severance expenses
(6)
Includes pre-tax restructuring and asset impairment charges of $19 million primarily relating to severance expenses
(7)
Includes pre-tax restructuring and asset impairment charges of $41 million primarily relating to severance expenses
(8)
Includes pre-tax restructuring and asset impairment charges of $43 million primarily relating to severance expenses. The fourth quarter of 2004 includes a restatement for tax provision, see Note 1A, "Restatement of 2004 Consolidated Financial Statements", to our consolidated financial statements for more information.
(9)
All historical amounts have been restated for discontinued operations

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agilent's "disclosure controls and procedures" and "internal control over financial reporting" as of the end of the period covered by this Annual Report on Form 10-K.

        The evaluation of Agilent's disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the company and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures will be done quarterly and management will report the effectiveness of our controls and procedures can be reported in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by Agilent's internal auditors and by other personnel in Agilent's finance organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We intend to regularly evaluate our processes and procedures and make improvements as circumstances warrant.

        Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

  Disclosure Controls and Procedures

        Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Agilent's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 and the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

  Management's Consideration of the 2004 Restatement

        As disclosed in Note 1A, "Restatement of 2004 Consolidated Financial Statements", to our consolidated financial statements included in this Annual Report on Form 10-K, we restated our previously issued 2004 financial statements to correct for a misstatement in our provision for income taxes. This restatement resulted from a material weakness in the accounting for income taxes related to the classification of certain income tax effects between the provision for income taxes and other comprehensive income. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2005, management remediated the control deficiency that resulted in the 2004 restatement. Consequently, this matter did not constitute a control deficiency as of October 31, 2005.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On September 19, 2005, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved amendments to the 1999 Non-Employee Director Stock Plan (the "Plan") effective as of March 1, 2006 and all subsequent plan years unless further amended by the Committee. The amendments provide that, in addition to the $65,000 annual cash retainer, each non-employee director will receive a stock option valued at $65,000, based on a Black-Scholes valuation, and $65,000 in deferred shares of Agilent common stock. The stock option and deferred shares will vest quarterly. The payout of the deferred shares will occur three years following the date of grant, unless further deferred by the director under the terms of the 2005 Deferred Compensation Plan for Non-Employee Directors. The amendments also provide that the payment schedule for the cash portion of the director retainer was changed from an annual payment to quarterly payments. The Plan is attached as an exhibit to this Annual Report on Form 10-K.

        On November 15, 2005, the Committee approved compensation for Agilent's executive officers for the 2006 fiscal year, including the group of seven executive officers named on Exhibit 10.60, each of whom currently may reasonably be expected to be one of the five named executive officers in the 2007 proxy compensation table. Base salaries remained unchanged from their 2005 levels; target bonuses under the Performance-Based Compensation Plan were set for the six-month period ending April 30, 2006, and target awards under the Long-Term Performance Program were set for the three-year performance period ending October 31, 2008. The compensation for fiscal 2006 for these seven executive officers is summarized in the attached exhibit to this Annual Report on Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held March 1, 2006. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under "Investor Information." We will post amendments to or waivers from a provision of the Standards of Business Conduct on our website at www.investor.agilent.com.

Compliance with Section 16(a) of the Exchange Act

        Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.    Executive Compensation

        Information about compensation of our named executive officers appears under "Executive Compensation" and under "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement. Information about compensation of our directors appears under "Director Compensation Arrangements and Stock Ownership Guidelines" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

Item 13.    Certain Relationships and Related Transactions

        Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services

        Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 59 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

AGILENT TECHNOLOGIES, INC.
Valuation and Qualifying Accounts

		Column C
	Column B			Column E
Column A		Additions Charged to Costs, Expenses or Other Accounts**	Column D
	Balance at Beginning of Period			Balance at End of Period
Description			Deductions*
	(In thousands)
2005
Tax Valuation allowance	$1,317	$54	$—	$1,371
2004
Tax Valuation allowance	$1,434	$27	$(144)	$1,317
2003
Tax Valuation allowance	$76	$1,358	$—	$1,434

*
Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

**
Additions include current year valuation allowance build due to current year increase in net deferred tax assets, return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

3.
Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
1.	Not applicable.
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and the Company effective as of August 12, 1999. Incorporated by reference from Exhibit 2.1 of the Company's Registration Statement on Form S-1, Registration No. 333-85249 ("S-1").

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company's S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company's S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company's S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company's S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company's S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company's S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company's S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company's S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company's S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company's S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company's S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company's S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company's 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company's Form 8-K filed August 15, 2001.
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company's Form 8-K filed August 15, 2001.

2.20	Asset Purchase Agreement, dated as of August 14, 2005, by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd. Incorporated by reference from Exhibit 2.1 of the Company's 8-K filed August 15, 2005.
2.21	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company's 8-K filed August 15, 2005.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company's S-1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company's S-3/A filed April 10, 2002.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company's Form 8-A, filed on May 17, 2000.
4.2	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company's Form 8-K filed on November 27, 2001.
5-8.	Not applicable.
9.	None.
10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company's Form 10-K/A filed on February 1, 2002.*
10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company's Form S-8 filed May 23, 2002.*
10.4	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company's Schedule TO filed on May 20, 2003.*
10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company's Form 10-Q filed June 4, 2003.*
10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company's Form 10-Q filed March 4, 2004.*
10.7	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, effective July 19, 2005). Incorporated by reference from Exhibit 10.54 of Company's 10-Q filed September 7, 2005.*
10.8	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed November 12, 2004.*
10.9	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed November 12, 2004.*

10.10	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company's 10-K filed December 21, 2004.*
10.11	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company's 10-K filed December 21, 2004.*
10.12	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company's 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company's 10-K filed December 21, 2004.*
10.13	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company's 10-K filed December 21, 2004.*
10.14	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company's 10-K filed December 21, 2004.*
10.15	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company's 10-K filed December 21, 2004.*
10.16	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company's 10-K filed December 21, 2004.*
10.17	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company's 10-K filed December 21, 2004.*
10.18	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company's 10-K filed December 21, 2004.*
10.19	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company's 10-K filed December 21, 2004.*
10.20	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company's 10-K filed December 21, 2004.*
10.21	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company's Form S-8 filed September 29, 2000.*
10.22	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company's Form 10-Q filed September 2, 2004.*
10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005). Incorporated by reference from Exhibit 10.55 of Company's 10-Q filed September 7, 2005.*
10.24	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's S-1.*

10.25	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company's Form 10-Q filed June 3, 2004.*
10.26	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company's 10-Q filed September 2, 2004.*
10.27	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's 8-K filed November 12, 2004.*
10.28	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company's Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*
10.29	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company's Form 10-Q filed March 4, 2004.*
10.30	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company's Form 10-Q filed June 3, 2004.*
10.31	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed November 19, 2004.*
10.32	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company's Form 10-Q filed June 3, 2004.*
10.33	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed November 19, 2004.*
10.34	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company's S-1.*
10.35	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company's Form 10-Q filed on March 6, 2002.
10.36	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company's Form 10-Q filed March 12, 2003.*
10.37	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.20 of the Company's Form 10-Q filed June 3, 2004.*
10.38	Amended and Restated Change of Control Severance Agreement entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.2 of the Company's Form 8-K filed March 21, 2005.*

10.39	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed February 4, 2005.*
10.40	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed February 4, 2005.*
10.41	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees, Amended and Restated effective November 1, 2004. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed March 7, 2005.*
10.42	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed March 7, 2005.*
10.43	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed September 14, 2005.*
10.44	Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Agilent's Named Executive Officers, other than the Chief Executive Officer. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed September 14, 2005.*
10.45	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.48 of the Company's 10-Q filed March 10, 2005.*
10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed March 21, 2005.*
10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon. Incorporated by reference from Exhibit 10.49 of the Company's 10-Q filed March 10, 2005.*
10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen. Incorporated by reference from Exhibit 10.50 of the Company's 10-Q filed March 10, 2005.*
10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005. Incorporated by reference from Exhibit 10.4 of the Company's 8-K filed March 7, 2005.*
10.50	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors. Incorporated by reference from Exhibit 10.52 of the Company's 10-Q filed March 10, 2005*
10.51	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn. Incorporated by reference from Exhibit 10.53 of the Company's 10-Q filed March 10, 2005*
10.52	Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed May 3, 2005.*

10.53	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed May 3, 2005.*
10.54	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company's 10-Q filed on March 19, 2001.
10.55	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company's Form 10-Q filed on June 14, 2001.
10.56	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company's Form 10-K filed December 22, 2003.
10.57	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company's 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.39 of the Company's 10-Q filed March 10, 2005. Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company's 10-Q filed June 6, 2005.
10.58	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 1, 2005).
10.59	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of November 1, 2005).*
10.60	Summary Sheet for Named Executive Officers for Fiscal 2006.*
11.1	See Note 7, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 86.
12.1	None.
13.	None.
14.1	See Investor Information in Item 1: Business on page 21 of this Annual Report on Form 10-K.
15.	Not applicable.
16.	None
17.	Not applicable.
18.	None.
19-20.	Not applicable.
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2005.
22.	None.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
25-30.	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33-98.	Not applicable.
99.	None.

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

Date: January 17, 2006

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

Signature	Title	Date
/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	January 17, 2006
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial Officer)	January 17, 2006
/s/ DAVID B. COOPER, JR. David B. Cooper, Jr.	Senior Vice President, Finance and Treasurer (Principal Accounting Officer)	January 17, 2006
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	January 17, 2006
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	January 17, 2006
Walter B. Hewlett	Director	January 17, 2006
/s/ ROBERT L. JOSS Robert L. Joss	Director	January 17, 2006
/s/ KOH BOON HWEE Koh Boon Hwee	Director	January 17, 2006
/s/ HEIDI KUNZ Heidi Kunz	Director	January 17, 2006
/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	January 17, 2006
/s/ A. BARRY RAND A. Barry Rand	Director	January 17, 2006

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
ISSUER PURCHASES OF EQUITY SECURITIES
EQUITY COMPENSATION PLAN INFORMATION
CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
SELECTED FINANCIAL DATA (Unaudited)
Gross Inventory Charges
Sales of Previously Reserved Inventory
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AGILENT TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS
AGILENT TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET
AGILENT TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
AGILENT TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AGILENT TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY SUMMARY (Unaudited)
PART III
PART IV
AGILENT TECHNOLOGIES, INC. Valuation and Qualifying Accounts
SIGNATURES
POWER OF ATTORNEY