Form 10-Q
period 2006-01-31
AGILENT TECHNOLOGIES INC
filed 2006-03-09
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING FEBRUARY 28, 2006
COMMON STOCK, $0.01 PAR VALUE	527,391,980 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.                              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Net revenue:
Products	$1,109	$986
Services and other	227	226
Total net revenue	1,336	1,212
Costs and expenses:
Cost of products	509	488
Cost of services and other	148	133
Total costs	657	621
Research and development	189	175
Selling, general and administrative	445	378
Total costs and expenses	1,291	1,174
Income from operations	45	38
Other income, net	48	20
Income from continuing operations before taxes and equity income	93	58
Provision for income taxes	15	15
Equity in net income of unconsolidated affiliate and gain on sale- Lumileds	901	8
Income from continuing operations	979	51
Income from and gain on sale of discontinued operations, net of taxes	1,837	52
Net income	$2,816	$103
Net income per share – basic:
Income from continuing operations	$2.07	$0.10
Income from discontinued operations, net	3.88	0.11
Net income per share – basic	$5.95	$0.21
Net income per share – diluted:
Income from continuing operations	$2.03	$0.10
Income from discontinued operations, net	3.80	0.11
Net income per share – diluted	$5.83	$0.21
Weighted average shares used in computing net income per share:
Basic	473	491
Diluted	483	496

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except par value and share amounts)

(Unaudited)

	January 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,737	$2,226
Short-term investments	—	25
Accounts receivable, net	772	753
Inventory	740	722
Other current assets	377	298
Current assets of discontinued operations	—	423
Total current assets	4,626	4,447
Property, plant and equipment, net	875	873
Goodwill and other intangible assets, net	375	362
Other assets	549	628
Restricted investments	1,601	22
Non-current assets of discontinued operations	—	419
Total assets	$8,026	$6,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386	$344
Employee compensation and benefits	434	542
Deferred revenue	262	247
Income and other taxes payable	365	474
Other accrued liabilities	190	179
Current liabilities of discontinued operations	—	150
Total current liabilities	1,637	1,936
Long-term debt	1,500	—
Retirement and post-retirement benefits	303	383
Other long-term liabilities	404	351
Total liabilities	3,844	2,670
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 522 million shares at January 31, 2006 and 512 million shares at October 31, 2005 issued and outstanding	5	5
Treasury stock at cost; 92 million shares at January 31, 2006 and 9 million shares at October 31, 2005	(3,281)	(290)
Additional paid-in-capital	6,156	5,878
Retained earnings (accumulated deficit)	1,353	(1,463)
Accumulated other comprehensive loss	(51)	(49)
Total stockholders’ equity	4,182	4,081
Total liabilities and stockholders’ equity	$8,026	$6,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,816	$103
Less: income from discontinued operations including gain on sale	1,837	52
Income from continuing operations	979	51
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	41	48
Deferred taxes	11	8
Excess and obsolete inventory-related charges	22	15
Asset impairment charges	1	7
Net gain on sale of investments	(9)	(7)
Gain on sale and undistributed equity in net income of Lumileds	(901)	(8)
Net loss (gain) on sale of assets	1	(2)
Share-based compensation	36	1
Changes in assets and liabilities:
Accounts receivable	(13)	44
Inventory	(36)	(13)
Accounts payable	45	5
Employee compensation and benefits	(107)	(86)
Income taxes and other taxes payable	(100)	8
Other current assets and liabilities	(28)	3
Other long-term assets and liabilities	(77)	(8)
Net cash provided by (used in) operating activities of continuing operations	(135)	66
Net cash provided by operating activities of discontinued operations	7	71
Net cash provided by (used in) operating activities	(128)	137
Cash flows from investing activities:
Investments in property, plant and equipment	(50)	(35)
Proceeds from sale of property, plant and equipment	2	7
Investments in equity securities	(2)	—
Proceeds from the sale of Lumileds and other investments	960	10
Net proceeds from sale of discontinued operations	2,531	—
Increase in restricted investments	(1,579)	(20)
Payment of loan receivable	50	—
Proceeds from sale of short-term investments	25	—
Acquisitions of businesses and intangible assets, net of cash acquired	(15)	(10)
Net cash provided by (used in) investing activities of continuing operations	1,922	(48)
Net cash used in investing activities of discontinued operations	(6)	(9)
Net cash provided by (used in) investing activities	1,916	(57)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	235	58
Treasury stock repurchases	(2,991)	—
Proceeds from term-facility	700	—
Repayment of term facility	(700)	—
Net borrowings of notes payable and short-term borrowings	—	23
Debt issuance costs	(24)	—
Long-term debt	1,500	—
Net cash provided by (used in) financing activities	(1,280)	81
Effect of exchange rate movements	3	7
Net increase in cash and cash equivalents	511	168
Cash and cash equivalents at beginning of period	2,226	2,315
Cash and cash equivalents at end of period	$2,737	$2,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

In the first quarter of 2006, we completed the divestiture of our semiconductor products business. The results of our semiconductor products business are presented as a discontinued operation for all periods in the condensed consolidated financial statements included herein. See Note 4, “Discontinued Operations”.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Restricted investments in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2005 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of January 31, 2006 and October 31, 2005, condensed consolidated results of operations for the three months ended January 31, 2006 and 2005, and cash flow activities for the three months ended January 31, 2006 and 2005.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, stock-based compensation, retirement and post retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123 (R).

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards, except for the non-vested performance shares under the Long Term Performance Program (“LTPP”). For the LTPP, which made up approximately 6 percent of the total number of shares awarded during the quarter, we are using a Monte Carlo simulation to estimate grant date fair value as required by SFAS No. 123 (R). Compensation expense for all share-based equity awards issued after November 1, 2005 is being recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we are recognizing compensation expense based on the accelerated method described in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The adoption of SFAS No. 123 (R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123 (R) had a material impact on our condensed consolidated financial statements for the three months ended January 31, 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note 6, “Share-based Compensation” for more information on the impact of the new standard.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP FAS 123 (R)-3”) FSP FAS 123 (R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123 (R). SFAS No. 123 (R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123 (R)-3 to calculate our APIC Pool. FSP FAS 123 (R)-3 is effective immediately. The adoption of the FSP did not have an impact on our overall results of operations or financial position.

4. DISCONTINUED OPERATIONS

On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. (“Avago”). Under the terms of the Asset Purchase Agreement (“APA”), Agilent received approximately $2,579 million in cash proceeds, subject to further adjustment based on transfer taxes, a final determination of closing working capital and other items as defined in the APA.

The following table shows the components of the estimated gain from sale of discontinued operations, net of taxes:

(in millions)
Proceeds, net of working capital adjustments	$2,579
Book value of net assets disposed of	(705)
Costs of disposition	(35)
Gain on sale of discontinued operations	1,839
Income taxes	(8)
Gain on sale of discontinued operations, net	$1,831

The $35 million costs of disposition include a gain of $51 million for pension curtailments and settlements.

Our condensed consolidated financial statements reflect our semiconductor products business as a discontinued operation in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”).

The following table summarizes results from discontinued operations for the periods ended November 30, 2005 and January 31, 2005 included in the condensed consolidated statement of operations:

	One Month Ended November 30,	Three Months Ended January 31,
	FY 2006	FY 2005
	(in millions)
Net revenue	$141	$446
Costs, expenses and other income, net	(133)	(388)
Income from discontinued operations	8	58
Gain on sale of discontinued operations	1,839	—
Income from and gain on sale of discontinued operations before taxes	1,847	58
Provision for income taxes	10	6
Income from and gain on sale of discontinued operations, net	$1,837	$52

The following table presents Agilent’s semiconductor products business’s estimated book value of net assets disposed of:

As of November 30, 2005
(in millions)
Assets:
Cash	$4
Accounts receivable	219
Inventory	185
Other current assets	21
Current assets of discontinued operations	429

Property, plant and equipment, net	275
Goodwill and other intangible assets, net	98
Other assets	53
Non-current assets of discontinued operations	426
Total assets of discontinued operations	$855

Liabilities:
Accounts payable	$115
Employee compensation and benefits	17
Other current liabilities	11
Current liabilities of discontinued operations	143
Other long term liabilities	7
Long term liabilities of discontinued operations	7

Total liabilities of discontinued operations	$150

Book value of net assets disposed of	$705

In accordance with SFAS No. 142, approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations.

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties for certain liabilities that were excluded from the sale such as pre-closing taxes and other specified items.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2006	2005
	(in millions)
Numerator:
Income from continuing operations	$979	$51
Income from and gain on sale of discontinued operations, net of tax	1,837	52
Net income	$2,816	$103

Denominators:
Basic weighted average shares	473	491
Potentially dilutive common stock equivalents – stock options and other employee stock plans	10	5
Diluted weighted average shares	483	496

The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended January 31,
	2006	2005

Options to purchase shares of common stock (in millions)	9	55
Weighted-average exercise price	$46	$32
Average common stock price	$34	$23

The computation of diluted net income per share for the three months ended January 31, 2005 does not include 36 million shares issuable upon conversion of our then-outstanding $1.15 billion senior convertible debentures as the effect was not dilutive for that period, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share”. The senior convertible debentures were redeemed in September 2005.

6. SHARE-BASED COMPENSATION

Effective November 1, 2005, Agilent adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and non-vested performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values. Agilent previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), Agilent provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation expense was reflected in our results of operations for the three-month period ended January 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Compensation expense for the non-vested performance shares granted under the LTPP was recognized based on the market price of our stock each period. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended January 31, 2005 was as follows:

Three Months Ended January 31, 2005
(in millions, except per share data)
Net income as reported	$103
APB No. 25 compensation recognized in net income, as reported	1
SFAS No. 123 based compensation	(61)
Tax benefit	4
Net income – pro forma	$47

Net income per share:
As reported:
Basic	$0.21
Diluted	$0.21

Pro forma:
Basic	$0.10
Diluted	$0.09

Impact of the Adoption of SFAS No. 123 (R)

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, during the three-month period ended January 31, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three-month period ended January 31, 2006 has been reduced for estimated forfeitures. The impact on our results of continuing operations of recording share-based compensation for the three-month period ended January 31, 2006 was as follows:

Three Months Ended January 31, 2006
(in millions)
Cost of products and services	$7
Research and development	7
Selling, general and administrative	22
Total share-based compensation expense	$36

Impact on net income per share:
Basic	$0.08

Diluted	$0.07

Not included in the above results is approximately $3 million of additional share-based compensation expense in connection with the modification to the terms of the options held by employees of our divested semiconductor products business. This amount was recorded in discontinued operations for the three months ended January, 31, 2006. Approximately $4.5 million of share-based compensation was capitalized within inventory as of January 31, 2006. The weighted average grant date fair value of awards, as determined under SFAS No. 123 (R), granted during the three-month period ended January 31, 2006 was $10.45 per share. The total fair value of shares vested during the three-month period ended January 31, 2006 was $43 million. For the three months ended January 31, 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of January 31, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $143 million which is expected to be amortized over a weighted-average period of 2.2 years.

Valuation Assumptions

As of January 31, 2006 and 2005, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) was estimated using the Black-Scholes option pricing model. As of January 31, 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. As of January 31, 2005 shares granted under the LTPP were valued using the variable accounting method under APB 25. The following weighted average assumptions were used:

	Three Months Ended January 31,
	2006	2005
Stock Option Plans:
Risk-free interest rate	4.3%	3.5%
Dividend yield	0%	0%
Volatility	29%	39%
Expected life	4.25 yrs	4 yrs

ESPP:
Risk-free interest rate	4.3%	2.4%
Dividend yield	0%	0%
Volatility	30%	37%
Expected life	0.5-1 yrs	0.5-2 yrs

LTPP:
Volatility of Agilent shares	28%	—
Volatility of comparator-company shares	23-82%	—
Price-wise correlation with comparators	50%	—

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for our stock. Prior to the adoption of SFAS No. 123 (R), we used a combination of historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the three-month periods ended January 31, 2006 and 2005:

	Available for Grant	Awards Outstanding	Weighted Average Exercise Price
	(in thousands)
Balance at October 31, 2004	48,522	71,041	$29
Granted	(9,853)	9,853	$22
Exercised	—	(669)	$15
Cancelled/expired/forfeited	1,058	(1,058)	$36
Balance at January 31, 2005	39,727	79,167	$28

Balance at October 31, 2005	41,536	72,540	$28
Granted	(7,830)	7,830	$34
Exercised	—	(7,710)	$25
Cancelled/expired/forfeited	1,559	(1,559)	$36
Balance at January 31, 2006	35,265	71,101	$29

The options outstanding and exercisable for equity share-based payment awards as of January 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 15	1,111	6.4	$12	$24,158	937	6.1	$13	$19,997
$ 15.01 - 25	18,957	7.9	$20	$272,647	10,267	7.3	$19	$158,035
$ 25.01 - 30	24,464	6.5	$27	$157,806	23,468	6.4	$27	$150,982
$ 30.01 - 40	21,455	7.6	$34	$11,222	9,810	5.5	$35	$6,255
$ 40.01 - 50	2,863	3.2	$44	—	2,864	3.2	$44	—
$ 50 and over	2,251	4.4	$67	—	2,251	4.4	$67	—
	71,101	7.0	$29	$465,833	49,597	6.1	$30	$335,269

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $33.91 at January 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of January 31, 2006 was approximately 41 million. The aggregate intrinsic value of awards exercised during the three-month period ended January 31, 2006 was $69 million.

As of January 31, 2006, securities authorized and available for issuance in connection with our ESPP were 25,032,662. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the ESPP exceed 75 million shares.

7. INVENTORY

	January 31, 2006	October 31, 2005
	(in millions)
Finished goods	$331	$306
Work in progress	71	63
Raw materials	338	353
Total inventory	$740	$722

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2006:

	Electronic Measurement	Semiconductor Test Solutions	Bio-analytical Measurement	Total
	(In millions)
Goodwill at October 31, 2005	$245	$27	$52	$324
Goodwill arising from new acquisitions	4	—	—	4
Foreign currency translation impact	(2)	—	—	(2)
Goodwill at January 31, 2006	$247	$27	$52	$326

The component parts of other intangibles as of January 31, 2006 and October 31, 2005 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2005:
Purchased technology	$153	$(126)	$27
Customer relationships	38	(27)	11
Total	$191	$(153)	$38

As of January 31, 2006:
Purchased technology	$167	$(129)	$38
Customer relationships	39	(28)	11
Total	$206	$(157)	$49

We recorded $15 million of other intangibles during the three months ended January 31, 2006, in connection with one acquisition and one earn out payment on an acquisition completed in 2005. Pro forma disclosures are not presented for these acquisitions as they were not material.

Amortization for intangible assets was $4 million and $3 million for the three months ended January 31, 2006 and 2005, respectively. Future amortization expense related to existing intangible assets is estimated to be $15 million for the remainder of 2006, $18 million for 2007, $10 million for 2008 and $6 million thereafter.

9. RESTRICTED INVESTMENTS

As of January 31, 2006, $1,601 million was reported as restricted investments on our condensed consolidated balance sheet.  Of this amount, $1,579 million was short-term restricted commercial paper maintained in connection with our obligations to a counterparty pursuant to the Master Repurchase Agreement and related Confirmation entered into on January 27, 2006 and reported as long-term debt on our condensed consolidated balance sheet.  See Note 13, “Long-Term Debt and Credit Facilities.”

10. WARRANTIES

Standard Warranty

Our standard warranty terms typically extend for one year from the date of delivery, but our current accrual balance includes obligations for three year agreements from prior periods. We accrue for standard warranty costs in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. The accruals are reviewed regularly and adjusted periodically to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products in the period products are sold.

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$46	$59
Accruals for warranties issued during the period	17	12
Accruals related to pre-existing warranties (including changes in estimates)	(3)	2
Settlements made during the period	(17)	(18)
Balance at January 31,	$43	$55

Extended Warranty

Revenue for our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Short-term amounts are included in deferred revenue on the condensed consolidated balance sheet and were $39 million and $33 million at January 31, 2006 and October 31, 2005, respectively. The long-term amounts are recorded in other liabilities on the condensed consolidated balance sheet and were $59 million and $56 million at January 31, 2006 and October 31, 2005, respectively.

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$89	$57
Recognition of revenue	(7)	(3)
Deferral of revenue for new contracts	16	11
Balance at January 31,	$98	$65

11. RESTRUCTURING AND ASSET IMPAIRMENT

Restructuring

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). The workforce reduction portion of the Prior Plans was completed during fiscal year 2005. The consolidation of excess facilities portion of prior plans is expected to be completed within the next five years. In addition, there may be future changes in estimates for the consolidation of excess facilities related to changes in market conditions from those originally expected at the time the charges were recorded.

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which was completed on December 1, 2005. We also announced our intention to spin-off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller organizational size. The FY05 Plan consists of voluntary and involuntary terminations.

A summary of restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance at October 31, 2005	$44	$49	$93
Total charge	39	—	39
Cash payments	(46)	(6)	(52)
Ending balance at January 31, 2006	$37	$43	$80

The restructuring accrual for all plans, which totaled $80 million as of January 31, 2006 and $93 million as of October 31, 2005, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next five years. Workforce reduction payments, primarily severance, are expected to be completed by the end of fiscal 2006.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended January 31,
	2006	2005
	(in millions)
Cost of products and services	$10	$3
Research and development	6	1
Selling, general and administrative	23	2
Restructuring and asset impairment charges included in continuing operations	39	6
Restructuring charges included in discontinued operations	—	1
Total restructuring and asset impairment charges	$39	$7

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2006 and 2005, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost — benefits earned during the period	$12	$16	$11	$10	$1	$1
Interest cost on benefit obligation	10	10	14	15	7	7
Expected return on plan assets	(13)	(12)	(19)	(19)	(6)	(6)
Amortization and deferrals:
Actuarial loss	—	—	8	8	2	2
Prior service cost	—	—	—	—	(3)	(3)
Net plan costs	$9	$14	$14	$14	$1	$1
Curtailments	(22)	—	—	—	(21)	—
Settlements	—	—	(8)	—	—	—
Net plan (income) cost	$(13)	$14	$6	$14	$(20)	$1
Distribution of net plan costs
Continuing operations	$8	$12	$14	$14	$1	$1
Discontinued operations	(21)	2	(8)	—	(21)	—
Net plan (income) cost	$(13)	$14	$6	$14	$(20)	$1

As of December 1, 2005, due to the divestiture of the semiconductor products business, we recorded gain on curtailments and settlements as required by SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was a curtailment gain of $22 million and $21 million, respectively. The impact on the Non-U.S. Plans was a settlement gain of $8 million. We contributed approximately $49 million to fund our various defined benefit plans during the three months ended January 31, 2006 and $46 million for the same period in 2005. We expect to contribute approximately $30 million during the remainder of 2006.

13. LONG-TERM DEBT AND CREDIT FACILITIES

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty, having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty those preferred shares for 100 percent of their aggregate liquidation preference in January 2011.  The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been treated as long-term debt on our condensed consolidated balance sheet. The related debt issuance costs of $24 million have been deferred and recognized in other assets on our condensed consolidated balance sheet and will be amortized over the life of the Repurchase Agreement.

Under the Repurchase Agreement, World Trade is obligated to make quarterly payments to the counterparty at a rate per annum, reset quarterly, equal to three-month LIBOR plus 28 basis points.  Agilent has unconditionally and irrevocably guaranteed to the counterparty the timely payment of all obligations of World Trade. The Repurchase Agreement contains customary events of default but no financial covenants.  Under the Repurchase Agreement, our subsidiary has the right to accelerate the repurchase of all or any portion of the preferred shares prior to January 2011.

In connection with the Repurchase Agreement, World Trade’s wholly owned subsidiary is required to hold short-term investments of approximately $1,579 million.  These have been separately disclosed as restricted investments on our condensed consolidated balance sheet. See Note 9, “Restricted Investments.”

In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program. The term facility allowed us a one-time borrowing at an interest rate equal to one-month LIBOR plus 30 basis points per annum, or for shorter LIBOR periods if we and the lenders so agreed. In January 2006, we applied $700 million of the proceeds from the Repurchase Agreement to repay the full amount borrowed under the Credit Agreement. Total interest expense on the senior secured term borrowing facility was $3.6 million. As of January 31, 2006, the senior secured term borrowing facility has expired.

14. STOCK REPURCHASE PROGRAM

During the fourth quarter of 2005, our Board of Directors authorized a stock repurchase program of up to $4,466 million of our common stock. Under the program, during the fourth quarter of 2005, we repurchased 8.9 million shares for $290 million. In November 2005, we announced our plan to commence a modified “Dutch Auction” tender offer for an additional 73 million shares under the program with the right to repurchase up to an additional 2 percent of our outstanding shares as of October 31, 2005. In December 2005, the tender offer expired, and we agreed to accept for payment 83 million shares at a purchase price of $36 per share for an aggregate amount of approximately $3 billion.

As of January 31, 2006, we have repurchased approximately 92 million shares of our stock for approximately $3.3 billion, leaving approximately $1.2 billion remaining authorized under the stock repurchase program. Such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining repurchases may be implemented using a variety of methods, which may include open market purchases, block trades, self tender, accelerated share repurchase transactions and other means, or by any combination of such methods. The remaining number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions and corporate and regulatory requirements.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2006	2005
	(in millions)
Net income	$2,816	$103
Other comprehensive income:
Change in unrealized gain (loss) on investments	(13)	6
Change in unrealized gain (loss) on derivative instruments	(1)	(4)
Reclassification adjustment relating to investments included in net income	9	4
Foreign currency translation	4	30
Change in minimum pension liability	—	2
Deferred taxes	(1)	(2)
Comprehensive income	$2,814	$139

16. OTHER INCOME, NET

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2006	2005
Interest income	$36	$13
Interest expense	(5)	(6)
Rental income	6	7
Investment gains	9	7
Other, net	2	(1)
Other income, net	$48	$20

Interest income is derived principally from the investment of our surplus cash balances in bank time deposits and other money market instruments.

17. EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATE AND GAIN - LUMILEDS

Lumileds Lighting International, B.V. (“Lumileds”), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. (“Philips”) under a Second Amended and Restated Joint Venture Agreement (the “Joint Venture Agreement”), dated as of November 29, 2004, between Agilent and Philips, Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Phillips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including gain on sale of our interest in Lumileds for the three months ended January 31, 2006 and 2005 was $901 million and $8 million, respectively.

On November 28, 2005, we completed the sale of our stake in Lumileds. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements were terminated. The purchase price paid by Philips under the Share Purchase Agreement was $948.5 million. In addition, Lumileds repaid the $51 million of outstanding principal debt and accrued interest due to us as of the date of sale under the Credit Agreement, dated as of November 30, 2001.

The following table shows the components of the gain from sale of Lumileds, net of income tax (in millions):

Proceeds	$949
Net book value of investments	(48)
Gain on sale before taxes	901
Income taxes	—
Gain from sale of Lumileds, net of taxes	$901

18. SEGMENT INFORMATION

Agilent is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During the second half of 2005, we reorganized our business operations into three major businesses — bio-analytical measurement, electronic measurement, and semiconductor test solutions — each of which comprises a reportable segment. As part of the reorganization, we transferred two divisions from our semiconductor test solutions segment formerly known as automated test to the electronic measurement segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our semiconductor products business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments’ income from operations and Agilent’s income from continuing operations and are classified as unallocated semiconductor products business corporate charges.

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily in conformity with generally accepted accounting principles in the U.S. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding amortization and impairment of other intangibles, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense and other items as noted in the reconciliation below.

	Bio-analytical Measurement	Electronic Measurement	Semiconductor Test Solutions	Total
Three months ended January 31, 2006:
Total net revenue	$373	$794	$169	$1,336
Segment income from operations	$52	$89	$16	$157
Three months ended January 31, 2005:
Total net revenue	$354	$780	$78	$1,212
Segment income (loss) from operations	$51	$68	$(40)	$79

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before income taxes:

	Three Months Ended January 31,
	2006	2005
	(in millions)
Total reportable segments’ income from operations	$157	$79
Amortization and impairment of intangibles	(5)	(3)
Restructuring and asset impairment	(39)	(6)
Other income, net	48	20
Unallocated semiconductor products business corporate charges	(13)	(33)
Share-based compensation	(36)	(1)
Unallocated other expenses	(19)	2
Income from continuing operations before taxes and equity income, as reported	$93	$58

Segment assets include certain allocations of corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment.

	Bio-analytical Measurement	Electronic Measurement	Semiconductor Test Solutions	Total
Assets:
As of January 31, 2006	$802	$2,248	$399	$3,449
As of October 31, 2005	$690	$2,009	$312	$3,011

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

Restricted investments in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation.

Executive Summary

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three businesses: bio-analytical measurement, electronic measurement and semiconductor test solutions. During the first quarter of 2006, we completed the divestiture of our semiconductor products business and we plan to spin off our semiconductor test solutions business by the end of fiscal year 2006.

For the three months ended January 31, 2006, total orders were $1.35 billion, up 15 percent in comparison to the same period last year. Net revenue of $1.34 billion for the three months ended January 31, 2006 was up 10 percent from last year. Our bio-analytical measurement business experienced modest growth from traditional pharmaceutical customers, sustained strength from generic pharmaceutical companies, and accelerating demand for proteomics and genomics products from biotech firms. In our electronic measurement business, we experienced strength in wireless, aerospace/defense and across the oscilloscopes product line. Wireline test orders were flat.

Net income for the three months ended January 31, 2006 and January 31, 2005 was $2,816 million and $103 million, respectively. The January 31, 2006 net income includes the sale of our investment in Lumileds to Philips for a gain of $901 million and the divestiture of our semiconductor products business for a gain, net of tax, of $1,831 million.

In the fourth quarter of 2005, Agilent announced its intention to repurchase $4,466 million of its common stock. As of January 31, 2006, we repurchased approximately 92 million shares for $3.3 billion leaving approximately $1.2 billion remaining authorized under the stock repurchase program. The remaining number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions and corporate and regulatory requirements. We plan to complete the repurchases by the end of this fiscal year.

In January 2006, Agilent Technologies World Trade, Inc., a wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries, Cayco, to a counterparty having an aggregate liquidation preference of $1.5 billion, and received $1.5 billion in cash.

Looking forward, our goal is to build on our position as a pure play measurement company and focus on top-line growth while taking advantage of our operating model. We have confidence in the new products we are introducing and we are committed to making sure that we maintain our operating discipline.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended January 31, 2006 that required us to test goodwill for impairment. Management believes there have been no significant changes, except for our adoption of SFAS No. 123 (R), during the three months ended January 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Adoption of New Pronouncements

During the first fiscal quarter, we adopted SFAS No. 123 (R), “Share-Based Payment”. Refer to Note 6 of the condensed consolidated financial statements for a description of the pronouncement and the effects on our results of operations and financial position.

Restructuring and Asset Impairment

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). We have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded related to changes in market conditions. Lease payments and market adjustments will continue to be recorded for five years. In addition, there may be future changes in estimates for the consolidation of excess facilities related to changes in market conditions from those originally expected at the time the charges were recorded.

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which we subsequently completed on December 1, 2005, and our intention to spin off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller organizational size. The FY05 Plan consists of voluntary and involuntary terminations and is expected to be completed by the end of fiscal 2006.

See Note 11, “Restructuring and Asset Impairment,” of the condensed consolidated financial statements for a description of the restructuring and asset impairment activity.

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

Results from Continuing Operations

Orders and Net Revenue

	Three Months Ended January 31,		2006 over 2005
	2006	2005
	(in millions)
Orders	$1,353	$1,176	15%
Net revenue:
Products	1,109	986	12%
Services and other	227	226	0%
Total net revenue	$1,336	$1,212	10%

	Three Months Ended January 31,		2006 over 2005
	2006	2005
% of total net revenue:
Products	83%	81%	2
Services and other	17%	19%	(2)
Total	100%	100%

Orders increased 15 percent for the three months ended January 31, 2006 compared to the same period in 2005, with all our businesses achieving growth. Our electronic measurement and bio-analytical measurement businesses achieved growth of 8 percent and 6 percent, respectively, while our semiconductor test solutions business orders more than doubled over the prior year.

Net revenue increased 10 percent for the three months ended January 31, 2006 compared to the same period last year, with growth trends across the businesses similar to that seen for orders. Our electronic measurement and bio-analytical measurement businesses achieved growth of 2 percent and 5 percent, respectively, while our semiconductor test solutions business grew 117 percent.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three months ended January 31, 2006 remained flat as compared to the same period last year. Service revenue trends tend to lag product revenue due to significant service revenue recognition being spread over extended time periods. Our product revenue growth in the semiconductor test solutions business was in the triple digits, but there was no corresponding triple-digit service revenue growth.

Operating Results

	Three Months Ended January 31,		2006 over 2005
	2006	2005

Gross margin on products	54%	51%	3	ppts
Gross margin on services and other	35%	41%	(6	) ppts
Total gross margin	51%	49%	2	ppts
Operating margin	3%	3%	0	ppts
Research and development	$189	$175	8%
Selling, general and administrative	$445	$378	18%

The following tables present the gross inventory charges and sales of previously reserved inventory, respectively.

	2006	2005
	(in millions)
Electronic Measurement	$10	$13
Bio-Analytical Measurement	1	—
Semiconductor Test Solutions	10	2
Unallocated Charges (1)	1	—
Total	$22	$15

(1) Unallocated charges primarily relate to inventory write-downs for exited product lines, which management has not reflected in segment results.

Sales of Previously Reserved Inventory

	Three months ended, January 31,
	2006	2005
	(in millions)
Electronic Measurement	$(2)	$(1)
Bio-Analytical Measurement	—	—
Semiconductor Test Solutions	(2)	(2)
Total	$(4)	$(3)

Gross margin on products increased 3 percentage points for the three months ended January 31, 2006 compared to the same period last year. This is a reflection of our continued work in lowering our cost structure. Gross margin on services and other revenue decreased 6 percentage points for the three months ended January 31, 2006 compared to the same period last year.

Research and development expenses increased 8 percent in dollar terms and remained flat as a percentage of total net revenues for the three months ended January 31, 2006, compared to the same period last year. We remain committed to bringing new products to market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 18 percent in dollar terms and 2 percentage points as a percentage of total net revenues for the three months ended January 31, 2006, compared to the same period last year. This is mainly a reflection of unallocated semiconductor product business corporate charges, previously announced restructuring charges, SFAS No. 123 (R) share-based compensation expense and semiconductor test business spin-off related charges.

At January 31, 2006, our headcount was approximately 20,400 as compared to approximately 21,300 at January 31, 2005.

The FY05 Plan consists of voluntary and involuntary terminations and is expected to be completed by the end of fiscal 2006. Excess facility lease liabilities are expected over the next 5 years.

Other Income, Net

Other income, net was $48 million and $20 million for the three months ended January 31, 2006 and January 31, 2005 respectively. See Note 16, “Other income, net”, to our condensed consolidated financial statements for further information.

Equity in Net Income of Unconsolidated Affiliate — Lumileds

Lumileds was a global joint venture between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent sold its interest in Lumileds on November 28, 2005. Our equity in the net income of unconsolidated affiliate for the three months ended January 31, 2006 and 2005 was zero and $8 million, respectively. Our gain on sale of our unconsolidated affiliate for the three months ended January 31, 2006 and 2005 was $901 million and zero, respectively.

General Infrastructure and Shared Services

Infrastructure costs were $51 million lower for the three months ended January 31, 2006 compared to the same period last year. Infrastructure expense decreases were related to services moved to lower cost regions, IT and facilities savings related to the Avago divestiture, infrastructure headcount transfers to Avago and previously announced restructuring programs. We allocate expenses to our businesses according to usage of related services.

Tax Valuation Allowance and Provision for Taxes

For each of the three months ended January 31, 2006 and 2005 we recorded an income tax provision of $15 million on continuing operations. For the three months ended January 31, 2006 and 2005, we recorded an income tax provision of $10 million and $6 million, respectively, on discontinued operations. The provision was recorded for taxes on income generated in jurisdictions other than the U.S. and entities in other foreign jurisdictions in which the company has a full valuation allowance. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2006, the current estimate of the annual effective tax rate is 7.7 percent on continuing operations. The income tax rate for continuing operations was 1.5 percent for the quarter ended January 31, 2006. The tax impact of both the sale of our semiconductor products business (which is reported in discontinued operations) and our Lumileds joint venture (which is reported in continuing operations) reflected the utilization of valuation allowance within the U.S. and a low effective tax rate in other jurisdictions. Both transactions were treated as discrete events during the quarter ended January 31, 2006. Excluding the impact of the sale of the Lumileds joint venture, we anticipate the full-year 2006 effective tax rate on continuing operations to be approximately 16.3%. The overall tax rate reflects taxes in jurisdictions other than the U.S. and entities in other jurisdictions in which income tax or benefit continues to be offset by adjustments to the valuation allowance. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses in those jurisdictions in which the Company operates which have varying statutory rates.

Segment Overview

Agilent is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. We have three primary businesses: electronic measurement, bio-analytical measurement, and semiconductor test solutions. In addition to the discussion below, also see Note 18, “Segment Information”, to our condensed consolidated financial statements.

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005
	(in millions)
Orders	$799	$738	8%
Net revenue:
Products	675	658	3%
Services and other	119	122	-2%
Total net revenue	$794	$780	2%

Overall orders for the three months ended January 31, 2006 increased 8 percent compared with the same period of the prior year. Communications test orders accounted for 60 percent of electronic measurement business and increased 6 percent year-over-year for the three months ended January 31, 2006, helped by large handset manufacturers’ investment in new 2.5G and 3G technologies, as well as in the growing market of low-cost handsets. General purpose test orders accounted for 40 percent of the electronic measurement business and increased 12 percent year-over-year for the three months ended January 31, 2006, with strength in aerospace/defense and across the oscilloscope products lineup.

Revenues for the three months ended January 31, 2006 increased 2 percent, compared to the same period last year. Communications test increased 9 percent and general purpose test decreased 10 percent compared to last year for the three months ended January 31, 2006. For the three months ended January 31, 2006, within communications test we experienced a 6 percent revenue increase year-over-year in wireless test, and a 29 percent revenue growth year-over-year in wireline test.

Looking forward, we expect gradual growth for our electronic measurement business to be driven by our customers’ rollout of wireless 3G services (high data rate, multi-media) and wireline opportunities in broadband access, VoIP (“Voice over Internet Protocol”) and fiber-to-the-home. This growth is mitigated by potential major U.S. Defense program delays or cancellation due to budgetary concerns.

Operating Results

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005

Gross margin on products	58%	54%	4	ppts
Gross margin on services and other	38%	38%	0	ppts
Total gross margin	55%	51%	4	ppts
Operating margin	11%	9%	2	ppts
Research and development	$113	$110	3%
Selling, general and administrative	$233	$222	5%

Gross margin on products increased 4 percentage points for the three months ended January 31, 2006 compared to the same period last year. The increase was mainly driven by lower manufacturing overhead, product design improvements, lower inventory adjustments, lower warranty costs and lower discounts. Gross margin on services and other remained flat for the three months ended January 31, 2006 compared to the same period last year.

Research and development expenses increased 3 percent as compared to the same period last year. Selling, general and administrative expenses increased 5 percent over the same period in the prior year, primarily as a result of expenses related to the introduction of new products and our variable pay. Income from operations for the three months ended January 31, 2006, increased $21 million compared to the same period last year.

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

Orders and Net Revenue

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005
	(in millions)
Orders	$378	$356	6%
Net revenue:
Products	292	274	7%
Services and other	81	80	1%
Total net revenue	$373	$354	5%

Orders for the three months ending January 31, 2006 grew 6 percent from the same time last year with mixed demand across product categories and geographies.   In chemical analysis, growth continues from environmental and food safety in Asia and our installed base in forensics, chemical firms, petrochemical firms and government agencies in Europe and Americas.  In life sciences, we experienced modest growth from traditional U.S. pharmaceutical companies and increased demand from small and mid-size pharmaceutical customers, including generic drug manufacturers in Eastern Europe and Asia.

Revenue for three months ending January 31, 2006 grew 5 percent from the same time last year.  Chemical analysis showed solid growth in gas chromatography and gas chromatography /mass spectrometry (GC/MS) platforms. Microarrays, informatics, liquid chromatography/mass spectrometry (LC/MS) products contributed to life sciences growth.

Looking forward, we anticipate order and revenue growth, with strength across both our life science and chemical analysis businesses. We anticipate growth to be driven by recently released products such as rapid resolution liquid chromatography and enhanced single quadrupole liquid chromatography/mass spectrometry, as well as by recent acquisitions.

Operating Results

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005

Gross margin on products	53%	51%	2	ppts
Gross margin on services and other	40%	44%	(4	) ppts
Total gross margin	50%	50%	0	ppts
Operating margin	14%	14%	0	ppts
Research and development	$36	$33	9%
Selling, general and administrative	$101	$92	10%

Gross margin on products increased 2 percentage points for the three months ended January 31, 2006 compared to the same period last year. Gross margin on services and other decreased 4 percentage points for the three months ended January 31, 2006 compared to the same period last year.

Research and development expenses increased 9 percent as compared to the same period in the prior year, as a result of continued investment in life sciences, headcount gains from recent acquisitions and organic investment in molecular diagnostics.

Selling, general and administrative expenses increased 10 percent as compared to the same period in the prior year.  The increase was primarily the result of higher employee-related costs and incremental headcount from recent acquisitions.  Income from Operations increased 2 percent for the three months ending January 31, 2006 compared to the same period a year ago.  Operating margin remained flat for the first quarter of 2006 compared to a year ago.

Semiconductor Test Solutions

Our semiconductor test solutions business provides test solutions that are used in the manufacture of semiconductor devices. These solutions are complemented by consulting, service and support offerings such as start-up assistance, application services and system calibration and repair. Our semiconductor test solutions enable designers and manufacturers to shorten the design-to-production cycle, lower manufacturing cost of test, confirm functional quality of their devices and of their manufacturing processes, and accelerate high-volume delivery of their products. As previously announced, we plan to spin off our semiconductor test solutions business by the end of fiscal 2006.

Orders and Net Revenue

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005
	(in millions)
Orders	$176	$82	115%
Net revenue:
Products	142	54	163%
Services and other	27	24	13%
Total net revenue	$169	$78	117%

Orders for our semiconductor test business in the three months ended January 31, 2006 increased 115 percent compared to the same period last year. System-On-a-Chip (“SOC”) orders, which represent approximately 82 percent of our semiconductor test business, increased 120 percent for the three months ended January 31, 2006, compared to the same period last year. Revenue for SOC test systems increased 114 percent for the three months ended January 31, 2006 compared to the same period last year.  These results reflect the continued strong adoption of our Pin Scale systems, introduced in late 2004 as our next generation SOC test system.

Memory test orders, which represent approximately 18 percent of our semiconductor test business, increased 108 percent for the three months ended January 31, 2006 compared to the same period last year. The large majority of those orders were for our new V5000 series of memory test. Revenue for memory test systems increased 122 percent for the three months ended January 31, 2006 compared to the same period last year.

Net revenue for the three months ended January 31, 2006 increased 117 percent compared to the same period last year, with product revenue increasing 163 percent and service revenue 13 percent. The increase was mainly driven by improved market conditions and acceptance of new products.  The book-to-bill ratio for the semiconductor test business was 1.04 in the current quarter.

Operating Results

	Three Months Ended
	January 31,		2006 over
	2006	2005	2005

Gross margin on products	51%	26%	25	ppts
Gross margin on services and other	7%	13%	(6	) ppts
Total gross margin	44%	22%	22	ppts
Operating margin	9%	-51%	60	ppts
Research and development	$24	$26	-8%
Selling, general and administrative	$34	$31	10%

Gross margins doubled to 44 percent, despite an $8 million net excess and obsolete inventory charge, due to higher revenues and continued progress in transforming the operational structure of the semiconductor test business. The improved margin was primarily driven by higher sales volume and lower standard costs.

Research and development expenses decreased 8 percent for the three months ended January 31, 2006 compared to the same period last year. Selling, general and administrative expenses increased 10 percent for the three months ended January 31, 2006 compared to the same period last year as a result of higher general infrastructure charges.  Our semiconductor test business incurred an operating profit of $16 million for the three months ended January 31, 2006 compared to an operating loss of $40 million in the same period last year.

Discontinued Operations

On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago. We recorded a gain on the sale of $1,831 million, net of taxes of $8 million. We received approximately $2,579 million in proceeds. The book value of net assets disposed of was $705 million. In accordance with SFAS No. 142, approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations. We incurred net disposition costs of $35 million consisting of investment banking fees, legal fees, separation costs and employee related costs, net of a pension curtailment gain of $51 million.

The following table summarizes results from discontinued operations for the periods ended November 30, 2005 and January 31, 2005 included in the condensed consolidated statement of operations:

	One Month Ended November 30,	Three Months Ended January 31,
	FY 2006	FY 2005
	(in millions)

Net revenue	$141	$446
Costs, expenses and other income, net	(133)	(388)
Income from discontinued operations	8	58
Gain on sale of discontinued operations	1,839	—
Income from and gain on sale of discontinued operations before taxes	1,847	58
Provision for income taxes	10	6
Income from and gain on sale of discontinued operations, net	$1,837	$52

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remained strong at January 31, 2006, with cash and cash equivalents of $2,737 million as compared to $2,226 million at October 31, 2005.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities of continuing operations was $135 million in the three months ended January 31, 2006 compared to $66 million generated in the same period in 2005. Our first quarter is seasonally our weakest for generating cash from operations due to a number of activities that occur infrequently throughout the year. For example, we usually fund a full years’ worth of pension contributions in the U.S., pay out semi-annual incentive compensation, as well as record our employees’ purchase of stock as part of the employee share purchase program in the first quarter of each fiscal year. Looking forward to the remainder of the year, we expect to generate sufficient cash from continuing operations to fund our operations and to fund our investments in property, plant and equipment.

We paid approximately $96 million in tax payments in first quarter of 2006 as compared to $2 million in the same period in 2005. One of the primary reasons for the higher tax payments was for the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004 and for the 2005 federal alternate minimum tax.

We made higher disbursements for restructuring activities of $52 million in the first quarter of 2006, primarily in the form of severance payments, compared to $23 million during the same period of 2005.  We have also paid approximately $91 million during the first quarter of 2006 under our variable pay programs for the six months ended October 31, 2005, as compared to $50 million paid out during the first quarter of 2005.

  In the three months ended January 31, 2006, accounts receivable used $13 million cash as compared to cash generation of $44 million in the same period in 2005. Agilent revenues increased by approximately 10 percent in the first quarter of 2006 as compared to the same period in 2005 resulting in comparatively higher accounts receivables. However, days sales outstanding decreased to 52 days as of January 31, 2006 from 56 days a year ago reflecting the continued improvement in receivables management. Accounts payable generated cash of $45 million for the three months ended January 31, 2006 versus cash generated of $5 million in the same period in 2005. Cash used for inventory was $36 million for the three months ended January 31, 2006 compared to cash used of $13 million in the same period in 2005. Inventory days on-hand improved to 101 days as of January 31, 2006 compared to 117 days as of the end of the same period last year.

We contributed $41 million to our U.S. defined benefit plan in the first quarter of 2006, representing the full year’s contribution, compared to $40 million in 2005. Our international defined benefits plans are generally funded ratably throughout the year. We contributed approximately $8 million to our international plans for the three months ended January 31, 2006 compared to approximately $6 million during the same period in 2005. Total contributions in the three months ended January 31, 2006 were approximately $49 million, or 7 percent more than in the same period in 2005. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. If the value of our assets increases relative to our future projected obligations, we will make smaller contributions to maintain our funded status. We expect to contribute approximately $30 million for the remainder of 2006.

Net cash provided by operating activities from discontinued operations was $7 million for the month ended November 30, 2005 as compared to $71 million for the three months ended January 31, 2005. We completed the sale of our discontinued operations on December 1, 2005.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of continuing operations for the three months ended January 31, 2006 was $1,922 million compared to $48 million used in the same period in 2005.

In December 2005, we completed the divestiture of our semiconductor products business to Avago for $2.53 billion net of transaction costs and taxes. In November 2005, we also completed the sale of our stake in Lumileds Lighting International B.V. (“Lumileds”) to Royal Philips Electronics for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds.

Restricted investments increased by $1,579 million in the first quarter of 2006 as compared to a $20 million increase in the same period of 2005. In connection with the financing described under “Net Cash Provided by Financing Activities” below, Agilent Technologies (Cayco) Limited (“Cayco”), a wholly owned subsidiary of Agilent Technologies World Trade, Inc. (“World Trade”), which is in turn a wholly owned subsidiary of Agilent, is required to hold short-term investments of approximately $1,579 million. These short-term investments have been disclosed as restricted investments on our condensed consolidated balance sheet.

Investments in property, plant and equipment were $50 million, an increase of $15 million from 2005 levels. We believe that total capital expenditures for the current year will be approximately $200 million compared to last year’s $139 million. The projected increase in the capital expenditure is due to our site restructuring following the semiconductor products business divestiture and our planned spin-off of the semiconductor test solutions business. In the three months ended January 31, 2006 we invested $15 million in the acquisitions of businesses and intangible assets, net of cash acquired, compared to $10 million for the period ended January 31, 2005. Proceeds from the sale of short-term investments were $25 million.

Net cash used in investing activities of discontinued operations was $6 million for the month ended November 30, 2005 as compared to cash used of $9 million for the three months ended January 31, 2005.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended January 31, 2006 was $1,280 million compared to $81 million generated for the three months ended January 31, 2005.

We initiated a self-tender offer in the first quarter of 2006 for 73 million of our shares under the repurchase program with the right to repurchase up to an additional 2 percent of our outstanding shares as of October 31, 2005. At the expiration of the tender offer, we purchased 83 million shares at a price of $36 per share for an aggregate amount of approximately $3 billion.

In January 2006, World Trade entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold to the counterparty 15,000 Class A preferred shares having an aggregate liquidation preference of $1.5 billion of its wholly owned subsidiary, Cayco, which has its own assets and liabilities, and received $1.5 billion in cash.  Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty the preferred shares for 100 percent of their aggregate liquidation preference in January 2011.  The $1.5 billion obligation of World Trade to repurchase the preferred shares has been treated as long-term debt on our condensed consolidated balance sheet.

Other

We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

On April 13, 2005, Standard & Poor’s Rating Services (“S&P”) raised its corporate credit and senior unsecured debt ratings of Agilent to “BB+” from “BB”, revising their rating outlook to “stable” from “positive”. On August 15, 2005, S&P raised its rating outlook on Agilent to “positive”, but left the company’s corporate credit and senior unsecured debt ratings unchanged.  On November 23, 2005, Moody’s Investors Service (“Moody’s”) affirmed their credit ratings of Agilent, leaving unchanged the senior implied debt rating of “Ba2” and the speculative grade liquidity rating of “SGL-1”. Moody’s “stable” rating outlook for the company was also left unchanged.

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the first quarter of 2006.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 66 percent and 62 percent of our revenues were generated in U.S. dollars during the first quarter of 2006 and 2005, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the Company and its directors and officers would be released, in exchange for a contingent payment and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties’ modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. The settlement remains subject to Court approval which has scheduled a hearing for April 24, 2006 to determine whether the settlement is fair and adequate and should be approved. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

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

ITEM IA. RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. In addition, we have not yet completed our proposed spin-off of our SOC and memory test businesses, which are directly influenced by changes in the semiconductor market. Since the broader semiconductor market is one of the drivers for our electronic measurement business, a continued decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

The actions we are taking to focus our organization on our core businesses may cause disruption and increase expenses, which may affect our results of operations or financial condition.

The spin-off of our SOC and memory test businesses, the recently completed divestiture of our semiconductor products business and our infrastructure costs reduction program, even after these efforts are completed, could involve a number of risks, including:

• the diversion of the attention of management and other key personnel

• the loss of talent; and

• restructuring, inventory and other charges which may affect our results of operations.

There can be no assurance that the sale of the semiconductor products business, which we completed on December 1, 2005, or the spin-off of our SOC and memory test businesses will cause us to achieve our goal of successfully focusing on our core businesses. Also, there can there be no assurance that this strategic realignment will be beneficial to our Company or its financial condition.

In addition, we may fail to properly implement the spin-off or complete it on our intended timeline, which might adversely affect our financial condition and results of operations. Our decision to divest the semiconductor products business and to spin-off the SOC and memory test businesses may result in the recording of special charges, such as inventory, goodwill and intangible-asset impairments, workforce reduction costs, pension and stock option costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

Our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows. In addition, as a result of a spin-off or divestiture, our stock price may fluctuate. Prior to its divestiture, our semiconductor products business was a significant portion of our consolidated business. But its financial results are no longer included in our consolidated financial results on a continuing operations basis. Our semiconductor test business represents a significant portion of our consolidated business. But we will not report the financial results of this business, including net revenues and net income, after it is spun off. The result of omitting the semiconductor products business from our continuing operations has caused our net revenues to decline, and the result of omitting our semiconductor test business from our consolidated financial statements could cause our revenues and net operating income to decline.

We will retain contingent liabilities from the divestiture of our semiconductor products business. We agreed to retain responsibility for specified contingent liabilities related to these businesses, including designated tax and environmental liabilities.

The resolution of these contingencies may have a material adverse effect on our continuing results of operations or financial condition.

We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to reduce costs could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. For example, we recently announced the restructuring of our global infrastructure organization to reduce costs by $450 million.

There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risks that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, our expenses were higher than anticipated during the second quarter of 2004, due to increases in demand for items like travel, training, consultants, manufacturing and operating supplies, which adversely affected our performance. If our current plan to reduce costs leads to similar increases in demand we could face the same situation in the future. As we transform our infrastructure, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology (“IT”) function and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, we recently completed the divestiture of our semiconductor products business and intend to spin off our semiconductor test solutions business by the end of 2006.  As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Future impairment of the value of purchased assets and goodwill could have a significant negative impact on our future operating results. And, our inability to timely and effectively apply our systems of internal controls to an acquired business could harm our operating results or cause us to fail to meet our financial reporting obligations.

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

Some of our properties are undergoing remediation by Hewlett-Packard (“HP”) for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. In addition, HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations.

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

For example, under Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), we are now required to account for our stock-based awards as a compensation expense and our net income and net income per share have been reduced. Previously, we recorded compensation expense only in connection with option grants that had an exercise price below fair market value. For option grants that had an exercise price at fair market value, we calculated compensation expense and disclosed their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R now requires us to adopt the new accounting provisions beginning in our first quarter of 2006, and requires us to expense stock- based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brands and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud.  We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows.   Likewise, the complexity of our systems and controls may become more difficult to manage as we transform our operating structure and continue to reduce infrastructure costs.  To effectively manage these changes, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future, especially in light of likely future acquisitions of companies that are not in compliance with Section 404 of Sarbanes-Oxley Act of 2002.  Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2006.

Period	Total Number of Shares of Common Stock Purchased (1)		Weighted Average Price Paid per Share of Common Stock (2)		Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)		(b)		(c)		(d)
Nov. 1, 2005 through Nov. 30, 2005	—		—		—		$4,176
Dec. 1, 2005 through Dec. 31, 2005	83,077,043	(1)	$36.00	(2)	83,077,043	(1)	$1,185
Jan. 1, 2006 through Jan. 31, 2006	—		—		—		$1,185
Total	83,077,043	(1)	$36.00	(2)	83,077,043	(1)	$1,185

(1)          On August 15, 2005, the Company announced its intention to repurchase $4.0 billion of its common stock through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. Subsequently, on September 22, 2005, the Company announced its intention to increase the size of its previously announced repurchase program to $4.466 billion of its common stock. During the quarterly period ended January 31, 2006, the Company purchased a total of 83,077,043 shares of its common stock in an issuer self-tender.

(2)          The weighted average price paid per shares of common stock does not include cost of commissions.

ITEM 6.    EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 40 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2006	By:	/s/ Adrian T. Dillon
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

2.20

Asset Purchase Agreement, dated as of August 14, 2005, by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd. Incorporated by reference from Exhibit 2.1 of the Company’s 8-K filed August 15, 2005.

2.21

Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s 8-K filed August 15, 2005.

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

10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s Form 10-Q filed June 4, 2003.*

10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed March 4, 2004.*

10.7	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, effective July 19, 2005). Incorporated by reference from Exhibit 10.54 of Company’s 10-Q filed September 7, 2005.*

10.8	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.9	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.10	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004.*

10.11	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company’s 10-K filed December 21, 2004.*

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

10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005). Incorporated by reference from Exhibit 10.55 of Company’s 10-Q filed September 7, 2005.*

10.24	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.25	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q filed June 3, 2004.*

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

10.43	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed September 14, 2005.*

10.44

Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Agilent’s Named Executive Officers, other than the Chief Executive Officer. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed September 14, 2005.*

10.45	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.48 of the Company’s 10-Q filed March 10, 2005.*

10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed March 21, 2005.*

10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon. Incorporated by reference from Exhibit 10.49 of the Company’s 10-Q filed March 10, 2005.*

10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen. Incorporated by reference from Exhibit 10.50 of the Company’s 10-Q filed March 10, 2005.*

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

10.52

Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed May 3, 2005.*

10.53

Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed May 3, 2005.*

10.54

Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company’s 10-Q filed on March 19, 2001.

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

10.57

Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company’s 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.39 of the Company’s 10-Q filed March 10, 2005. Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company’s 10-Q filed June 6, 2005.

10.58

Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 1, 2005).  Incorporated by reference from Exhibit 10.58 of the Company’s 10-K filed January 17, 2006.

10.59

Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of November 1, 2005). Incorporated by reference from Exhibit 10.59 of the Company’s 10-K filed January 17, 2006.*

10.60	Summary Sheet for Named Executive Officers for Fiscal 2006. Incorporated by reference from Exhibit 10.60 of the Company’s 10-K filed January 17, 2006.*

10.61

Master Repurchase Agreement (including Annexes and related Confirmation), dated as of January 27, 2006, between Agilent Technologies World Trade, Inc. and Fenway Capital, LLC. Incorporated by reference from Exhibit 99.1 of the Company’s 8-K filed February 1, 2006.

10.62	Guaranty of Agilent Technologies, Inc. dated, as of January 27, 2006. Incorporated by reference from Exhibit 99.2 of the Company’s 8-K filed February 1, 2006.

10.63	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*

11.1	See Note 5 “Net Income per Share” in Notes to Condensed Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*                 Indicates management contract or compensatory plan, contract or arrangement.