Form 10-Q/A
period 2006-01-31
AGILENT TECHNOLOGIES INC
filed 2006-03-15
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING FEBRUARY 28, 2006
COMMON STOCK, $0.01 PAR VALUE	433,220,694 SHARES

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended January 31, 2006

EXPLANATORY NOTE

Agilent Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006, which was originally filed on March 9, 2006 (the “Original Filing”), to amend and restate in its entirety the cover page of the Original Filing. This Amendment corrects the number of shares outstanding of the Company’s common stock as of February 28, 2006. The Original Filing inadvertently disclosed the number of issued and outstanding shares (including treasury shares) of the Company’s common stock as of February 28, 2006.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the cover page of the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

ITEM 6.                        EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page following the Signature Page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2006	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Chief Financial Officer, Executive Vice President, Finance and Administration

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002