Form 10-Q
period 2006-04-30
AGILENT TECHNOLOGIES INC
filed 2006-06-06
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

 LARGE ACCELERATED FILER  ☒             ACCELERATED FILER ☐             NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING APRIL 30, 2006
COMMON STOCK, $0.01 PAR VALUE	425,817,452 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.                              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net revenue:
Products	$1,185	$1,039	$2,294	$2,026
Services and other	246	239	473	464
Total net revenue	1,431	1,278	2,767	2,490
Costs and expenses:
Cost of products	544	488	1,053	975
Cost of services and other	155	150	303	284
Total costs	699	638	1,356	1,259
Research and development	197	189	386	364
Selling, general and administrative	479	409	924	787
Gain on sale of San Jose site	(56)	—	(56)	—
Total costs and expenses	1,319	1,236	2,610	2,410
Income from operations	112	42	157	80
Other income (expense), net	47	15	95	35
Income from continuing operations before taxes and equity income	159	57	252	115
Provision for income taxes	28	19	43	34
Equity in net income of unconsolidated affiliate and gain on sale - Lumileds	—	15	901	23
Income from continuing operations	131	53	1,110	104
Income from and gain (loss) on sale of discontinued operations, net of taxes	(16)	42	1,821	94
Net income	$115	$95	$2,931	$198

Net income per share – basic:
Income from continuing operations	$0.31	$0.11	$2.46	$0.21
Income from and gain (loss) on sale of discontinued operations, net of taxes	(0.04)	0.08	4.02	0.19
Net income per share – basic	$0.27	$0.19	$6.48	$0.40
Net income per share – diluted:
Income from continuing operations	$0.30	$0.11	$2.40	$0.21
Income from and gain (loss) on sale of discontinued operations, net of taxes	(0.04)	0.08	3.93	0.19
Net income per share – diluted	$0.26	$0.19	$6.33	$0.40

Weighted average shares used in computing net income per share:
Basic	430	491	452	491
Diluted	442	496	463	496

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,657	$2,226
Short-term investments	—	25
Accounts receivable, net	845	753
Inventory	713	722
Other current assets	361	298
Current assets of discontinued operations	—	423
Total current assets	4,576	4,447
Property, plant and equipment, net	853	873
Goodwill and other intangible assets, net	481	362
Other assets	545	628
Restricted investments	1,602	22
Non-current assets of discontinued operations	—	419
Total assets	$8,057	$6,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$344
Employee compensation and benefits	510	542
Deferred revenue	293	247
Income and other taxes payable	389	474
Other accrued liabilities	170	179
Current liabilities of discontinued operations	—	150

Total current liabilities	1,784	1,936
Long-term debt	1,500	—
Retirement and post-retirement benefits	308	383
Other long-term liabilities	391	351
Total liabilities	3,983	2,670
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 531 million shares at April 30, 2006 and 512 million shares at October 31, 2005 issued	5	5
Treasury stock at cost; 105 million shares at April 30, 2006 and 9 million shares at October 31, 2005	(3,768)	(290)
Additional paid-in-capital	6,391	5,878
Retained earnings (accumulated deficit)	1,468	(1,463)
Accumulated other comprehensive loss	(22)	(49)
Total stockholders’ equity	4,074	4,081
Total liabilities and stockholders’ equity	$8,057	$6,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)  (Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,931	$198
Less: income from and gain on sale of discontinued operations, net	1,821	94
Income from continuing operations	1,110	104
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	89	92
Deferred taxes	(19)	12
Excess and obsolete inventory-related charges	35	35
Asset impairment charges	22	13
Net gain on sale of investments	(9)	(16)
Gain on sale and undistributed equity in net income of Lumileds	(901)	(23)
Net gain on sale of assets	(51)	(9)
Share-based compensation	61	2
In-process research and development	2	—
Changes in assets and liabilities:
Accounts receivable	(82)	10
Inventory	(25)	2
Accounts payable	84	(4)
Employee compensation and benefits	(32)	(22)
Income taxes and other taxes payable	(72)	10
Other current assets and liabilities	7	(48)
Other long-term assets and liabilities	(58)	31
Net cash provided by operating activities of continuing operations	161	189
Net cash provided by operating activities of discontinued operations	7	153
Net cash provided by operating activities	168	342
Cash flows from investing activities:
Investments in property, plant and equipment	(105)	(67)
Proceeds from sale of property, plant and equipment	89	43
Investments in equity securities	(4)	(3)
Proceeds from the sale of Lumileds and other investments	960	22
Net proceeds from sale of discontinued operations	2,515	—
Increase in restricted investments	(1,580)	(21)
Payment of loan receivable	50	—
Proceeds from sale of short-term investments	25	—
Purchase of minority interest in Yokogawa Analytical Systems	(98)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(24)	(10)
Net cash provided by (used in) investing activities of continuing operations	1,828	(36)
Net cash used in investing activities of discontinued operations	(6)	(1)
Net cash provided by (used in) investing activities	1,822	(37)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	448	62
Treasury stock repurchases	(3,478)	—
Proceeds from term-facility	700	—
Repayment of term facility	(700)	—
Cash distribution to minority interest in consolidated joint venture	(16)	—
Net borrowings of notes payable and short-term borrowings	—	(3)
Debt issuance costs	(25)	—
Long-term debt	1,500	—
Net cash provided by (used in) financing activities	(1,571)	59
Effect of exchange rate movements	12	6
Net increase in cash and cash equivalents	431	370
Cash and cash equivalents at beginning of period	2,226	2,315
Cash and cash equivalents at end of period	$2,657	$2,685

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Restricted investments in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation. Equity in net income of unconsolidated affiliate and gain on sale – Lumileds in the condensed consolidated statement of operations and condensed consolidated statement of cash flows as of April 30, 2005 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2005 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2006 and October 31, 2005, condensed consolidated statement of operations for the three and six months ended April 30, 2006 and 2005, and condensed consolidated statement of cash flows for the six months ended April 30, 2006 and 2005.

The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment and asset impairments, share-based compensation, retirement and post retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, No.123 (revised 2004), “Share-Based Payment”  (“SFAS No. 123 (R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123 (R).

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards, except for the non-vested performance shares under the Long Term Performance Program (“LTPP”). For the LTPP, we are using a Monte Carlo simulation to estimate grant date fair value as required by SFAS No. 123 (R). Compensation expense for all share-based equity awards issued after November 1, 2005 is being recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we are recognizing compensation expense based on the accelerated method described in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The adoption of SFAS No. 123 (R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123 (R) had a material impact on our condensed consolidated financial statements for the three and six months ended April 30, 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note 6, “Share-based Compensation” for more information on the impact of the new standard.

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

4. DISCONTINUED OPERATIONS

On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. (“Avago”). Under the terms of the Asset Purchase Agreement (“APA”), Agilent received approximately $2,565 million in cash proceeds, subject to further adjustment based on transfer taxes, a final determination of closing working capital and other items as defined in the APA.

The following table shows the components of the estimated gain from sale of discontinued operations, net of taxes as of April 30, 2006:

(in millions)
Proceeds, net of working capital adjustments	$2,565
Book value of net assets disposed of	(707)
Costs of disposition	(35)
Gain on sale of discontinued operations	1,823
Income taxes	8
Gain on sale of discontinued operations, net	$1,815

During the three months ended April 30, 2006, we adjusted the gain on sale of discontinued operations by $16 million which includes $14 million for working capital adjustments and $2 million for the disposal of fixed assets. The $35 million costs of disposition include a gain of $51 million for pension curtailments and settlements. The tax impact of the sale of our semiconductor products business reflects the utilization of the valuation allowance within the U.S. and a low effective tax rate in other jurisdictions.

Our condensed consolidated financial statements reflect our semiconductor products business as a discontinued operation in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”).

The following table summarizes results from discontinued operations for the periods ended April 30, 2006 and April 30, 2005 included in the condensed consolidated statement of operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net revenue	$—	$410	$141	$856
Costs, expenses and other income (expense), net	—	(362)	(133)	(750)
Income from discontinued operations	$—	$48	$8	$106
Gain (loss) on sale of discontinued operations	(16)	—	1,823	—
Income from and gain (loss) on sale of discontinued operations before taxes	(16)	48	1,831	$106
Provision for income taxes	—	6	10	12
Income from and gain (loss) on sale of discontinued operations, net	$(16)	$42	$1,821	$94

The following table presents Agilent’s semiconductor products business’s estimated book value of net assets disposed of:

As of November 30, 2005
(in millions)
Assets:
Cash	$4
Accounts receivable	219
Inventory	185
Other current assets	21
Current assets of discontinued operations	429

Property, plant and equipment, net	277
Goodwill and other intangible assets, net	98
Other assets	53
Non-current assets of discontinued operations	428
Total assets of discontinued operations	$857

Liabilities:
Accounts payable	$115
Employee compensation and benefits	17
Other current liabilities	11
Current liabilities of discontinued operations	143

Other long term liabilities	7
Long term liabilities of discontinued operations	7

Total liabilities of discontinued operations	$150

Book value of net assets disposed of	$707

In accordance with SFAS No. 142 “Goodwill and other Intangibles” (“SFAS No. 142”), approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Numerator:
Income from continuing operations	$131	$53	$1,110	$104
Income from and gain (loss) on sale of discontinued operations, net	(16)	42	1,821	94
Net Income	$115	$95	$2,931	$198
Denominators:
Basic weighted-average shares	430	491	452	491
Potentially dilutive common stock equivalents – stock options and other employee stock plans	12	5	11	5
Diluted weighted-average shares	442	496	463	496

The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Options to purchase shares of common stock (in millions)	7	56	8	55
Weighted-average exercise price	$49	$32	$47	$32
Average common stock price	$37	$23	$36	$23

The computation of diluted net income per share for the three and six months ended April 30, 2005 does not include 36 million shares issuable upon conversion of our then-outstanding $1.15 billion senior convertible debentures as the effect was not dilutive for that period, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share”. The senior convertible debentures were redeemed in September 2005.

6. SHARE-BASED COMPENSATION

Effective November 1, 2005, Agilent adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and non-vested performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values. Agilent previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), Agilent provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”  No employee share-based compensation expense was reflected in our results of operations for the three and six month period ended April 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Compensation expense for the non-vested performance shares granted under the LTPP was recognized based on the market price of our stock each period. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended April 30, 2005 was as follows:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
	(in millions, except per share data)

Net income as reported	$95	$198
APB No. 25 compensation recognized in net income, as reported	1	2
SFAS No. 123 based compensation	(53)	(114)
Tax benefit	3	7
Net income – pro forma	$46	$93

Net income per share:
As reported:
Basic	$0.19	$0.40
Diluted	$0.19	$0.40

Pro forma:
Basic	$0.09	$0.19
Diluted	$0.09	$0.19

Impact of the Adoption of SFAS No. 123 (R)

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, during the six month period ended April 30, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and six month periods ended April 30, 2006 has been reduced for estimated forfeitures. The impact on our results for share-based compensation for the three and six month period ended April 30, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2006	2006
	(in millions, except per share data)

Cost of products and services	$9	$16
Research and development	4	11
Selling, general and administrative	12	34
Share-based compensation expense in continuing operations	$25	$61
Share-based compensation expense in discontinued operations	—	3
Total share-based compensation expense	$25	$64

Impact on continuing operations per share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13
Impact on discontinued operations per share:
Basic	$—	$0.01
Diluted	$—	$0.01
Impact on net income per share:
Basic	$0.06	$0.14
Diluted	$0.06	$0.14

Approximately $1.7 million and $4.5 million of share-based compensation was capitalized within inventory at April 30, 2006 and January 31, 2006, respectively.

The weighted average grant date fair value of awards, as determined under SFAS No. 123 (R), granted during the three and six month period ended April 30, 2006 was $11.24 and $10.47 per share, respectively. For the three and six months ended April 30, 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of April 30, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $128 million which is expected to be amortized over a weighted-average period of 2.5 years.

Valuation Assumptions

For the three and six months ended April 30, 2006 and 2005, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. As of April 30, 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. For the three and six months ended April 30, 2005, shares granted under the LTPP were valued using the variable accounting method under APB No. 25. During the three months ended April 30, 2006 and 2005 there were no LTPP shares granted or ESPP purchases. The weighted average assumptions used for options granted and ESPP purchases during the three and six months ended April 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Stock Option Plans:
Risk-free interest rate	4.7%	4.1%	4.3%	3.5%
Dividend yield	0%	0%	0%	0%
Volatility	28%	36%	29%	39%
Expected life	4.25 yrs	4 yrs	4.25 yrs	4 yrs

ESPP:
Risk-free interest rate	—	—	4.3%	2.4%
Dividend yield	—	—	0%	0%
Volatility	—	—	30%	37%
Expected life	—	—	0.5-1 yrs	0.5-2 yrs

LTPP:
Volatility of Agilent shares	—	—	28%	N/A
Volatility of comparator-company shares	—	—	23%-82%	N/A
Price-wise correlation with comparators	—	—	50%	N/A

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

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the six month period ended April 30, 2006:

	Available for Grant	Awards Outstanding	Weighted Average Exercise Price
	(in thousands)

Balance at October 31, 2005	41,322	72,540	$28
Granted	(8,140)	8,140	$34
Exercised	—	(16,250)	$25
Cancelled/forfeited	1,844	(1,844)	$45
Plan shares expired	—	(861)	$32
Balance at April 30, 2006	35,026	61,725	$29

The options outstanding and exercisable for equity share-based payment awards as of April 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 15	947	6.1	$12	$24,996	781	5.9	$12	$20,263
$ 15.01 - 25	15,725	7.7	$20	$293,703	7,456	7.1	$19	$147,347
$ 25.01 - 30	20,733	6.2	$27	$227,184	19,753	6.1	$27	$216,055
$ 30.01 - 40	19,638	7.5	$34	$87,013	8,026	5.2	$35	$31,546
$ 40.01 - 50	2,690	2.9	$44	—	2,690	2.9	$44	—
$ 50.01 and over	1,992	4.2	$66	—	1,992	4.2	$66	—
	61,725	6.8	$29	$632,896	40,698	5.8	$30	$415,211

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $38.42 at April 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of April 30, 2006 was approximately 35 million. The aggregate intrinsic value of awards exercised during the three and six month periods ended April 30, 2006 was $114 million and $219 million, respectively.

As of April 30, 2006, securities authorized and available for issuance in connection with our ESPP were 25,032,661. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the ESPP exceed 75 million shares.

7. INVENTORY

	April 30, 2006	October 31, 2005
	(in millions)
Finished goods	$307	$306
Work in progress	66	63
Raw materials	340	353

Total inventory	$713	$722

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2006:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Goodwill at October 31, 2005	$245	$52	$27	$324
Goodwill arising from new acquisitions	4	60	—	64
Foreign currency translation impact	4	2	1	7

Goodwill at April 30, 2006	$253	$114	$28	$395

The component parts of other intangibles as of April 30, 2006 and October 31, 2005 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2005:
Purchased technology	$153	$(126)	$27
Customer relationships	38	(27)	11
Total	$191	$(153)	$38

As of April 30, 2006:
Purchased technology	$202	$(135)	$67
Customer relationships	48	(29)	19
Total	$250	$(164)	$86

We recorded approximately $59 million of other intangibles during the six months ended April 30, 2006.

In February 2006, we acquired the remaining 49 percent minority interest in Yokogawa Analytical Systems, a joint venture between Agilent and Yokogawa Electrical Corporation. This acquisition resulted in the recording of $43 million in intangible assets and $60 million of goodwill. In addition, during the six months ended April 30, 2006 we recorded one acquisition and one earn out payment on an acquisition completed in 2005. Pro forma disclosures are not presented for these acquisitions as they were not material.

Amortization of intangible assets was $7 million and $11 million for the three and six months ended April 30, 2006, respectively and $3 million and $6 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $13 million for the remainder of 2006, $24 million for 2007, $17 million for 2008 and $32 million thereafter.

9. RESTRICTED INVESTMENTS

As of April 30, 2006, $1,602 million was reported as restricted investments on our condensed consolidated balance sheet.  Of this amount, $1,580 million was short-term restricted commercial paper maintained in connection with our obligations to a counterparty pursuant to the Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) entered into on January 27, 2006 and reported as long-term debt on our condensed consolidated balance sheet.  See Note 13, “Long-Term Debt and Credit Facilities.”

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

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$46	$59
Accruals for warranties issued during the period	30	28
Accruals related to pre-existing warranties (including changes in estimates)	(2)	2
Settlements made during the period	(34)	(38)
Ending balance at April 30,	$40	$51

Extended Warranty

Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Short-term amounts are included in deferred revenue on the condensed consolidated balance sheet and were $43 million and $33 million at April 30, 2006 and October 31, 2005, respectively. The long-term amounts are recorded in other liabilities on the condensed consolidated balance sheet and were $62 million and $56 million at April 30, 2006 and October 31, 2005, respectively.

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$89	$57
Recognition of revenue	(16)	(7)
Deferral of revenue for new contracts	32	24
Ending balance at April 30,	$105	$74

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

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which was completed on December 1, 2005. We also announced our intention to spin-off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller revenue base. The FY05 Plan consists of voluntary and involuntary terminations.

A summary of restructuring activity for the six months ended April 30, 2006 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments	Total
	(in millions)
Ending balance at October 31, 2005	$44	$49	—	$93
Total charge	70	13	22	105
Asset impairments	—	—	(22)	(22)
Cash payments	(81)	(12)	—	(93)

Ending balance at April 30, 2006	$33	$50	—	$83

The restructuring accrual for all plans, which totaled $83 million as of April 30, 2006 and $93 million as of October 31, 2005, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected over the next five years. Workforce reduction expenses, primarily severance, are expected to be largely completed by the end of fiscal 2006. In the second quarter of fiscal year 2006, we consolidated facilities due to changes in our organizational structure and recorded impairment charges of $22 million for two sites, one located in California and one in Germany.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Cost of products and services	$9	$1	$19	$4
Research and development	13	1	19	2
Selling, general and administrative	44	3	67	5
Restructuring and asset impairment charges in continuing operations	$66	$5	$105	$11
Restructuring charges in discontinued operations	—	1	—	2
Total restructuring and asset impairment charges	$66	$6	$105	$13

In the process of consolidating facilities, we sold our San Jose site during the second quarter of fiscal year 2006 for a total consideration of $88 million, and we recorded a gain of $56 million.

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2006 and 2005, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost — benefits earned during the period	$12	$16	$11	$10	$1	$1
Interest cost on benefit obligation	10	10	14	15	7	7
Expected return on plan assets	(13)	(12)	(19)	(18)	(6)	(6)
Amortization and deferrals:
Actuarial (gain) loss	(1)	—	8	8	2	2
Prior service cost	—	—	—	—	(3)	(3)

Net plan costs	$8	$14	$14	$15	$1	$1

Distribution of net plan costs
Continuing operations	$8	$12	$14	$15	$1	$1
Discontinued operations	—	2	—	—	—	—
Net plan costs	$8	$14	$14	$15	$1	$1

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost — benefits earned during the period	$24	$32	$22	$20	$2	$2
Interest cost on benefit obligation	20	20	28	30	14	14
Expected return on plan assets	(26)	(24)	(38)	(37)	(12)	(12)
Amortization and deferrals:
Actuarial (gain) loss	(1)	—	16	16	4	4
Prior service cost	—	—	—	—	(6)	(6)

Net plan costs	$17	$28	$28	$29	$2	$2

Curtailments	(22)	—	—	—	(21)	—
Settlements	—	—	(8)	—	—	—

Total net plan (income) costs	$(5)	$28	$20	$29	$(19)	$2

Distribution of net plan costs
Continuing operations	$16	$24	$28	$29	$2	$2
Discontinued operations	(21)	4	(8)	—	(21)	—

Net plan (income) costs	$(5)	$28	$20	$29	$(19)	$2

As of December 1, 2005, due to the divestiture of the semiconductor products group, we recorded gain on curtailments and settlements as required by SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans

and for Termination Benefits.” The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was a curtailment gain of $22 million and $21 million, respectively. The impact on the Non-U.S. Plans was a settlement gain of $8 million.

We contributed approximately $21 million and $70 million to fund our various defined benefit plans during the three and six months ended April 30, 2006, respectively and $9 million and $55 million for the same periods in 2005. We expect to contribute approximately $21 million during the remainder of 2006.

13. LONG-TERM DEBT AND CREDIT FACILITIES

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Repurchase Agreement with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty, having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty those preferred shares for 100 percent of their aggregate liquidation preference in January 2011.  The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been treated as long-term debt on our condensed consolidated balance sheet. The related year-to-date debt issuance costs of $25 million have been deferred and recognized in other assets on our condensed consolidated balance sheet and will be amortized over the life of the Repurchase Agreement.

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

In connection with the Repurchase Agreement, World Trade’s wholly owned subsidiary is required to hold short-term investments. As of April 30, 2006, the investments restricted under the Agreement were approximately $1,580 million.  These have been separately disclosed on the condensed consolidated balance sheet within restricted investments. See Note 9, “Restricted Investments.”

In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program. The term facility allowed us a one-time borrowing at an interest rate equal to one-month LIBOR plus 30 basis points per annum, or for shorter LIBOR periods if we and the lenders so agreed. In January 2006, we applied $700 million of the proceeds from the Repurchase Agreement to repay the full amount borrowed under the Credit Agreement. Total interest expense on the senior secured term borrowing facility was $3.6 million. The senior secured term borrowing facility expired in the first quarter of fiscal year 2006.

14. STOCK REPURCHASE PROGRAM

During the fourth quarter of 2005, our Board of Directors authorized a stock repurchase program of up to $4,466 million of our common stock. Under the program, during the fourth quarter of 2005, we repurchased 8.9 million shares for $290 million. In November 2005, we announced our plan to commence a modified “Dutch Auction” tender offer for an additional 73 million shares under the program with the right to repurchase up to an additional 2 percent of our outstanding shares as of October 31, 2005. In December 2005, the tender offer expired, and we agreed to accept for payment 83 million shares at a purchase price of $36 per share for an aggregate amount of approximately $3 billion. As of January 31, 2006, we had repurchased 92 million shares for approximately $3.3 billion.

As of April 30, 2006, we have repurchased approximately 105 million shares of our common stock for approximately $3.8 billion, leaving approximately $0.7 billion remaining authorized under the stock repurchase program. Such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining repurchases may be implemented using a variety of methods, which may include open market purchases, block trades, self tender, accelerated share repurchase transactions and other means, or by any combination of such methods. The remaining number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions and corporate and regulatory requirements.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended April 30,
	2006	2005
	(in millions)
Net income	$115	$95
Other comprehensive income:
Change in unrealized loss on investments	(1)	(1)
Change in unrealized gain (loss) on derivative instruments	(5)	9
Foreign currency translation	33	(4)
Change in minimum pension liability	—	(1)
Deferred taxes	2	(1)
Comprehensive income	$144	$97

	Six Months Ended April 30,
	2006	2005
	(in millions)
Net income	$2,931	$198
Other comprehensive income:
Change in unrealized gain (loss) on investments	(5)	9
Change in unrealized gain (loss) on derivative instruments	(6)	5
Foreign currency translation	37	26
Change in minimum pension liability	—	1
Deferred taxes	1	(3)
Comprehensive income	$2,958	$236

16. OTHER INCOME (EXPENSE), NET

The following table presents the components of other income (expense), net for the three and six months ended April 30, 2006 and 2005, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Interest income	$47	$16	$83	$29
Interest expense	(18)	(9)	(23)	(15)
Rental income	4	8	10	15
Investment gains	2	1	11	8
Other, net	12	(1)	14	(2)
Other income (expense), net	$47	$15	$95	$35

Interest income is derived principally from short-term commercial paper for our restricted investments and the investment of our surplus cash balances in bank time deposits and other money market instruments.

17. EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATE AND GAIN - LUMILEDS

Lumileds Lighting International, B.V. (“Lumileds”), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. (“Philips”) under a Second Amended and Restated Joint Venture Agreement (the “Joint Venture Agreement”), dated as of November 29, 2004, between Agilent and Philips, Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Philips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including gain on sale of our interest in Lumileds for the three and six months ended April 30, 2006 was zero and $901 million, respectively, and $15 million and $23 million respectively in the prior year.

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

The tax impact of the sale of our Lumileds joint venture primarily reflects the utilization of valuation allowance within the U.S.

18.         PLANNED SPIN-OFF OF OUR SEMICONDUCTOR TEST SOLUTIONS BUSINESS

On August 15, 2005, Agilent announced its intention to separate its semiconductor test solutions business, Verigy, into a stand-alone publicly traded company. During the second quarter of fiscal 2006, Verigy filed an S-1 registration statement with the Securities and Exchange Commission for the initial public offering of its ordinary shares. After the separation and through the expected distribution of Agilent’s shares in Verigy, Verigy will be a majority-owned subsidiary of Agilent, and its results of operations and financial position will be consolidated in our consolidated financial statements.

Verigy and Agilent, and, in some cases, their respective subsidiaries, have entered into agreements providing for the June 1, 2006 separation of the semiconductor test solutions business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to Verigy’s businesses, the use of shared facilities, employee and tax-related matters and the transitional services Agilent will provide to Verigy. In addition, an ancillary agreement provides for the revolving credit facility from Agilent to Verigy  on the separation date. The agreements relating to the separation from Agilent have been negotiated in the context of a parent-subsidiary relationship.

The master separation and distribution agreement also sets forth Agilent’s agreement with Verigy with respect to its initial public offering, including an agreement that the parties will use commercially reasonable efforts to consummate the initial public offering. However, Verigy’s initial public offering is subject to several customary conditions that must be satisfied or waived by Agilent in its sole discretion.

The distribution of Agilent’s shares in Verigy is expected to be complete by the end of fiscal 2006. However, there are various conditions to the completion of the distribution and Agilent will determine the timing, structure and all terms of the distribution taking into account factors such as market conditions. Agilent will not be obligated to complete the distribution, and the distribution may not occur by the fiscal year end or at all.

Indemnifications to Verigy

 In connection with the planned spin-off of our semiconductor test solutions business, we agreed to indemnify Verigy and its affiliates for certain liabilities that were excluded from the separation and were not transferred to Verigy, for specified IPO-related liabilities and other specified items.

19. SEGMENT INFORMATION

Agilent is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During the second half of 2005, we reorganized our business operations into three major businesses — electronic measurement, bio-analytical measurement, and semiconductor test solutions — each of which comprises a reportable segment. As part of the reorganization, we transferred two divisions from our semiconductor test solutions segment formerly known as automated test to the electronic measurement segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments on a management basis.

In March 2006, our semiconductor test solutions subsidiary, Verigy, filed a Form S-1 registration statement for an initial public offering of its ordinary shares. As a result, Verigy began reporting our semiconductor test solutions business on a stand-alone GAAP basis in the Form S-1 registration statement. The Agilent segment data below is reported based on our management reporting described in the following paragraphs in accordance with SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information.” Because these Agilent management basis results differ from the results for the same periods reported by Verigy in the Form S-1 registration statement, we have provided a reconciliation between numbers in order to clarify the differences.

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

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Three months ended April 30, 2006:
Total net revenue	$867	$372	$192	$1,431
Segment income from operations	$120	$45	$29	$194
Three months ended April 30, 2005:
Total net revenue	$836	$344	$99	$1,279
Segment income (loss) from operations	$84	$39	$(31)	$92

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Six months ended April 30, 2006:
Total net revenue	$1,661	$745	$361	$2,767
Segment income from operations	$209	$97	$45	$351
Six months ended April 30, 2005:
Total net revenue	$1,616	$698	$177	$2,491
Segment income (loss) from operations	$152	$90	$(71)	$171

Our total segment revenues were $1 million higher as compared to total Agilent net revenue in the three months and six months ended April 30, 2005 due to rounding.

The following tables reconcile the semiconductor test solutions segment revenue and segment income from operations under the management reporting system described above, to those presented in the Verigy Form S-1 registration statement, as amended:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Total semiconductor test solutions revenue	$192	$99	$361	$177
Revenue with other Agilent businesses	—	1	1	2
Revenue per the Verigy Form S-1 registration statement, as amended	$192	$100	$362	$179

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Total semiconductor test solutions income (loss) from operations	$29	$(31)	$45	$(71)
Restructuring	(10)	(1)	(17)	(2)
Separation costs	(24)	—	(39)	—
Share-based compensation	(3)	—	(7)	—
Other adjustments	1	(1)	—	—
Income (loss) from operations per the Verigy Form S-1 registration statement, as amended	$(7)	$(33)	$(18)	$(73)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before income taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Total reportable segments’ income from operations	$194	$92	$351	$171
Restructuring and asset impairment (1)	(66)	(2)	(105)	(8)
Business separation and infrastructure reduction costs	(40)	—	(65)	—
Other income (expense), net	47	15	95	35
Gain on sale of San Jose site	56	—	56	—
Unallocated semiconductor products business corporate charges	—	(35)	(13)	(68)
Share-based compensation	(25)	—	(61)	—
Amortization of intangibles and other	(7)	(13)	(6)	(15)

Income from continuing operations before income taxes and equity income, as reported	$159	$57	$252	$115

(1)           For both the three and six months ended April 30, 2005, restructuring and asset impairment does not include $3 million of charges that were included in the segments’ income from operations.

Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. The semiconductor test solutions segment assets as reported herein differ from the assets as reported in the Verigy S-1 registration statement, as amended, because the semiconductor test solutions segment assets are presented herein on a management reporting basis while the Verigy Form S-1 registration statement is prepared following generally accepted accounting principles in the U.S.

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Assets:
As of April 30, 2006	$2,213	$925	$360	$3,498
As of October 31, 2005	$2,009	$690	$312	$3,011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, and the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our contributions to our pension plans, our cost-control activities, the status of our restructuring programs including our lease and severance payment obligations, the planned spinoff of the company’s semiconductor test solutions business, including the timing of the initial public offering of that business and completion of the spinoff; our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Restricted investments in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation. Equity in net income of unconsolidated affiliate and gain on sale – Lumileds in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the period ended April 30, 2005 have been reclassified to conform to the current period’s presentation.

Executive Summary

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three businesses: electronic measurement, bio-analytical measurement, and semiconductor test solutions (“STS”). In the first quarter of 2006, we completed the divestiture of our semiconductor products business and we have announced our intention to spin-off our semiconductor test solutions subsidiary by the end of our fiscal year 2006.

For the three and six months ended April 30, 2006, total orders were $1.6 billion and $2.9 billion, respectively, up 21 percent and 18 percent in comparison to the same periods last year. Net revenue of $1.4 billion and $2.8 billion for the three and six months ended April 30, 2006 was up 12 percent and 11 percent, respectively, from the same periods last year. There were some areas of softness in both electronic measurement and bio-analytical measurement, but overall in the second quarter we made progress toward our long-term goals. The electronic measurement business had good growth in general purpose test and electronic manufacturing test, partially offset by weakness in communications test. The general purpose test growth was due to aerospace/defense, as the federal government’s budget was released, as well as strength across the oscilloscope product line. In bio-analytical measurement, we experienced modest growth due to cautious spending by big U.S. pharmaceutical customers, sustained strength from generic pharmaceutical companies, and demand for proteomics and genomics products from biotech firms.  In our semiconductor test solutions business, we experienced growth in both system-on-a-chip (“SOC”) as well as our memory test business.

Net income for the three and six months ended April 30, 2006 was $115 million and $2,931 million, respectively, and $95 million and $198 million for the corresponding periods last year. Net income for the six months ended April 30, 2006 includes the sale of our investment in Lumileds Lighting International B.V. (“Lumileds”) to Koninklijke Philips Electronics N.V. (“Philips”) for a gain of $901 million and the divestiture of our semiconductor products business for a gain, net of tax, of $1,815 million. As of the end of the second quarter, we have reduced our global infrastructure costs commensurate with our size and profile as a pure-play measurement company.

In the fourth quarter of 2005, Agilent announced its intention to repurchase $4,466 million of its common stock. As of April 30, 2006, we repurchased approximately 105 million shares for $3.8 billion leaving approximately $0.7 billion remaining authorized under the stock repurchase program. The remaining number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions and corporate and regulatory requirements. We plan to complete the repurchases by the end of this fiscal year.

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries, Cayco, to a counterparty having an aggregate liquidation preference of $1.5 billion, and received $1.5 billion in cash, net of debt issuance costs.

Looking forward, our goal is to build on our position as a pure-play measurement company and focus on top-line growth while taking advantage of our operating model. We have confidence in the new products we are introducing and we are committed to making sure that we maintain our operating discipline.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2006 that required us to test goodwill for impairment. Management believes the accounting for share-based compensation, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), is a critical accounting policy which we adopted at the beginning of fiscal year 2006. There have been no other significant changes during the six months ended April 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Adoption of New Pronouncements

During the first fiscal quarter of 2006, we adopted SFAS No. 123 (R). Refer to Note 6 of the condensed consolidated financial statements for a description of the pronouncement and the effects on our results of operations and financial position.

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

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which we subsequently completed on December 1, 2005, and our intention to spin off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller revenue base. The FY05 Plan consists of voluntary and involuntary terminations and is expected to be completed by the end of fiscal 2006.

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

Results from Continuing Operations

Orders and Net Revenue

	Three months ended		Six months ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$1,588	$1,315	$2,941	$2,491	21%	18%
Net revenue:
Products	$1,185	$1,039	$2,294	$2,026	14%	13%
Services and other	246	239	473	464	3%	2%
Total net revenue	$1,431	$1,278	$2,767	$2,490	12%	11%

	Three months ended		Six months ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2006	2005	2006	2005	Months		Months
% of total net revenue:
Products	83%	81%	83%	81%	2	ppts	2	ppts
Services and other	17%	19%	17%	19%	(2	)ppts	(2	)ppts
Total	100%	100%	100%	100%	—		—

Orders increased 21 percent and 18 percent for the three and six months ended April 30, 2006, respectively, compared to the same periods in 2005, with all our businesses achieving growth. Our electronic measurement business achieved growth of 5 percent and 6 percent for the three and six months ended April 30, 2006, respectively, while our bio-analytical measurement business achieved growth of 4 percent and 5 percent for the three and six months ended April 30, 2006, respectively.

Net revenue increased 12 percent and 11 percent for the three and six months ended April 30, 2006 compared to the same periods last year, with growth trends across the businesses similar to those seen for orders.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and six months ended April 30, 2006 increased by 3 percent and 2 percent, respectively, as compared to the same period last year. Service revenue trends tend to lag product revenue due to significant service revenue recognition being spread over extended time periods.

Operating Results

	Three months ended		Six months ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin on products	54%	53%	54%	52%	1	ppt	2	ppts
Gross margin on services and other	37%	37%	36%	39%	—		(3	)ppts
Total gross margin	51%	50%	51%	49%	1	ppt	2	ppts
Operating margin	8%	3%	6%	3%	5	ppts	3	ppts
Research and development	$197	$189	$386	$364	4%		6%
Selling, general and administrative including Gain on sale of San Jose site	$423	$409	$868	$787	3%		10%

The following tables present the gross inventory changes and sales of previously reserved inventory, respectively.

Gross inventory charges

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Bio-Analytical Measurement	1	1	2	1
Electronic Measurement	8	11	18	24
Semiconductor Test Solutions	4	3	14	5
Unallocated charges (1)	—	5	1	5
Total	13	20	35	35

(1) Unallocated charges primarily relate to inventory write-downs for exited product lines, which management has not reflected in segment results.

Sale of previously reserved for inventory

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Bio-Analytical Measurement	—	(1)	—	(1)
Electronic Measurement	(3)	(2)	(5)	(3)
Semiconductor Test Solutions	(5)	(1)	(7)	(3)
Total	(8)	(4)	(12)	(7)

Backlog. We believe that backlog orders are not a meaningful indicator of future business prospects. Backlog, as we define it, generally only represents cumulative outstanding orders that are scheduled for delivery within a six-month period. Therefore backlog is not a material indicator of our medium or long-term business prospects. We believe that our incoming orders in any given period are more indicative of short-term revenue trends for our businesses.

Total gross margin increased 1 and 2 percentage points for the three and six months ended April 30, 2006, respectively, compared to the same periods last year.

Research and development expenses decreased 1 percent as a percentage of total net revenues for both the three and six months ended April 30, 2006, compared to the same periods last year. We remain committed to bringing new products to market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 3 percent and 10 percent for the three and six months ended April 30, 2006, respectively, compared to the same periods last year.

At April 30, 2006, our headcount was approximately 20,300 as compared to approximately 21,300 at April 30, 2005.

Other Income (Expense), Net

Other income (expense), net was $47 million and $95 million for the three and six months ended April 30, 2006, respectively. For the same periods last year, other income (expense), net was $15 million and $35 million, respectively. See Note 16, “Other income (expense), net”, of our condensed consolidated financial statements for further information.

Equity in Net Income of Unconsolidated Affiliate — Lumileds

Lumileds was a global joint venture between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent sold its interest in Lumileds on November 28, 2005. Our equity in net income of our unconsolidated affiliate for the three months ended April 30, 2006 and 2005 was zero and $15 million, respectively. Our equity in net income from and gain on sale of our unconsolidated affiliate for the six months ended April 30, 2006 and 2005 was $901 million and $23 million, respectively.

General Infrastructure and Shared Services

Infrastructure costs were $63 million and $114 million lower for the three and six months ended April 30, 2006, compared to the same periods last year. Infrastructure expense reductions were related to services moved to lower cost regions, IT and facilities savings related to the semiconductor products group divestiture, and previously announced restructuring programs. We allocate expenses to our businesses according to usage of related services.

Tax Valuation Allowance and Provision for Taxes

For the three and six months ended April 30, 2006, we recorded an income tax provision of $28 million and $43 million on continuing operations compared to $19 million and $34 million in the same periods last year. For the three and six months ended April 30, 2006, we recorded an income tax provision of zero and $10 million, compared to $6 million and $12 million, respectively, on discontinued operations last year.  The provision was recorded for taxes on income generated in jurisdictions other than the U.S. and entities in other foreign jurisdictions in which the company has a full valuation allowance. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2006, the current estimate of the annual effective tax rate is 8.1 percent on continuing operations.  The income tax rate for continuing operations was 3.7 percent for the six months ended April 30, 2006.  The tax impact of both the sale of our semiconductor products business (which is reported in discontinued operations) and our Lumileds joint venture (which is reported in continuing operations) reflected the utilization of valuation allowance within the U.S. and a low effective tax rate in other jurisdictions.  Both transactions were treated as discrete events during the quarter ended January 31, 2006. Excluding the impact of the sale of the Lumileds joint venture, we anticipate the full-year 2006 effective tax rate on continuing operations to be approximately 17.7 percent. The overall tax rate reflects taxes in jurisdictions other than the U.S. and entities in other jurisdictions in which income tax or benefit continues to be offset by adjustments to the valuation allowance.  This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses in those jurisdictions in which the Company operates which have varying statutory rates.

Segment Overview

Agilent is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. We have three primary businesses: electronic measurement, bio-analytical measurement, and semiconductor test solutions. In addition to the discussion below, also see Note 19, “Segment Information”, of our condensed consolidated financial statements. Because of the planned spinoff of STS, Agilent is not reporting separate segment results for this business in this portion of our quarterly report on Form 10-Q.

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$875	$834	$1,674	$1,572	5%	6%
Net revenue:
Products	$740	$704	$1,415	$1,362	5%	4%
Services and other	127	132	246	254	(4)%	(3)%
Total net revenue	$867	$836	$1,661	$1,616	4%	3%

Overall orders for the three and six months ended April 30, 2006 increased 5 percent and 6 percent respectively compared with the same periods of the prior year. Communications test orders accounted for approximately 60 percent of electronic measurement business and increased 2 percent and 4 percent respectively year-over-year for the three and six months ended April 30, 2006, primarily due to continued spending on 3G technologies and growth of low-cost handset manufacturing in Asia. General purpose test orders accounted for approximately 40 percent of the electronic measurement business and increased 11 percent year-over-year for both the three and six month periods ended April 30, 2006, with continued strength in aerospace/defense and above-market growth across the oscilloscope products lineup.

Revenues for the three and six months ended April 30, 2006 increased 4 percent and 3 percent respectively, compared to the same periods last year. Communications test increased 5 percent and 7 percent for the three and six months ended April 30, 2006 compared to the same periods last year. General purpose test increased 1 percent and decreased 4 percent respectively, compared to prior year for the three and six months ended April 30, 2006.

Looking forward, we expect growth for our electronic measurement business to be driven by our customers’ rollout of wireless 3G services (high data rate, multi-media) and wireline opportunities in broadband access, VoIP (“Voice over Internet Protocol”) and fiber-to-the-home. This growth is mitigated by potential budgetary pressures and delays on major U.S. Defense programs as well as increasing competition in the oscilloscope market.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin on products	58%	56%	58%	55%	2	ppts	3	ppts
Gross margin on services and other	39%	42%	38%	40%	(3	)ppts	(2	)ppts
Total gross margin	55%	53%	55%	52%	2	ppts	3	ppts
Operating margin	14%	10%	13%	9%	4	ppts	4	ppts
Research and development	$116	$119	$229	$229	(3)%		—
Selling, general and administrative	$245	$244	$478	$466	0%		3%

Total Gross margin on products increased 2 and 3 percentage points respectively for the three and six months ended April 30, 2006, compared to the same periods last year. The increase was mainly driven by lower manufacturing overhead, product design improvements, lower inventory write-offs, lower warranty costs and lower discounts.

Research and development expenses for the three and six months ended April 30, 2006 decreased 3 percent and remained flat respectively, as compared to the same periods last year. Selling, general and administrative expenses remained flat and increased 3 percent respectively for the three and six months ended April 30, 2006, over the same periods in the prior year, as expenses related to the introduction of new products have receded. Income from operations for the three and six months ended April 30, 2006, increased $36 million and $57 million respectively, compared to the same periods last year.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$401	$385	$779	$741	4%	5%
Net revenue:
Products	$288	$261	$580	$535	10%	8%
Services and other	84	83	165	163	1%	1%
Total net revenue	$372	$344	$745	$698	8%	7%

Orders for the three and six months ending April 30, 2006 grew 4 percent and 5 percent from the same periods last year. In chemical analysis, growth continues from environmental and food safety in Asia and Europe and our installed base in forensics, chemical firms, petrochemical firms and government agencies in Europe and Americas. In life sciences, we experienced a decline in orders from traditional U.S. pharmaceutical companies, flat orders in Europe, and double digit increase in demand from small and mid-size pharmaceutical customers, including generic drug manufacturers in Asia.

Revenue for three and six months ending April 30, 2006 grew 8 percent and 7 percent from the same periods last year. Chemical analysis showed solid growth in gas chromatography and gas chromatography/mass spectrometry platforms. Microarrays, liquid chromatography/mass spectrometry products contributed to life sciences growth.

Looking forward, we anticipate order and revenue growth, with strength across both our life science and chemical analysis businesses. We anticipate growth to be driven by recently released products such as rapid resolution liquid chromatography and enhanced single quadrupole liquid chromatography/mass spectrometry, triple quadropole mass spectrometry, and quadropole time-of-flight mass spectrometry systems.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin on products	54%	52%	54%	52%	2	ppts	2	ppts
Gross margin on services and other	38%	40%	39%	42%	(2	)ppts	(3	)ppts
Total gross margin	50%	49%	50%	50%	1	ppt	—
Operating margin	12%	11%	13%	13%	1	ppt	—
Research and development	$36	$35	$72	$68	3%		6%
Selling, general and administrative	$105	$96	$206	$188	9%		10%

For the three and six months ended April 30, 2006, total gross margin improved 1 percentage point and remained flat, respectively, compared to the same periods last year.

Research and development expenses increased 3 percent and 6 percent for the three and six months ended April 30, 2005, compared to the same periods last year, due to headcount gains from acquisitions and organic investment in molecular diagnostics. Selling, general and administrative expenses increased 9 percent and 10 percent compared to last year. This increase was primarily the result of higher employee-related costs and incremental headcount from acquisitions.

For the three and six months ending April 30, 2006, operating margin increased 1 percent and remained flat, respectively, compared to the same periods a year ago.

Discontinued Operations

On December 1, 2005, we completed the divestiture of our semiconductor products business. As of April 30, 2006, we have recorded a gain on the sale of $1,815 million, net of taxes of $8 million. During the three months ended April 30, 2006, we adjusted the gain on sale of discontinued operations by $16 million which includes $14 million for working capital adjustments and $2 million for the disposal of fixed assets. The book value of net assets disposed of was $707 million. In accordance with SFAS No. 142, approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations. We incurred net disposition costs of $35 million consisting of investment banking fees, legal fees, separation costs and employee related costs, net of a pension curtailment gain of $51 million. The proceeds, net of transaction costs and taxes, from the divestiture are approximately $2.52 billion.

The following table summarizes results from discontinued operations for the three and six months ended April 30, 2006 and April 30, 2005 included in the condensed consolidated statement of operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net revenue	$—	$410	$141	$856
Costs, expenses and other income (expense), net	—	(362)	(133)	(750)
Income from discontinued operations	$—	$48	$8	$106
Gain (loss) on sale of discontinued operations	(16)	—	1,823	—
Income from and gain (loss) on sale of discontinued operations before taxes	(16)	48	1,831	$106
Provision for income taxes	—	6	10	12
Income from and gain (loss) on sale of discontinued operations, net	$(16)	$42	$1,821	$94

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2006 consisted of cash and cash equivalents of $2,657 million as compared to $2,226 million as of October 31, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of continuing operations was $161 million in the six months ended April 30, 2006 compared to $189 million provided in the same period in 2005. Looking forward to the remainder of the year, we expect to generate sufficient cash from continuing operations to fund our operations and investments in property, plant and equipment.

We paid approximately $125 million in taxes in the first half of 2006 as compared to $15 million in the same period in 2005. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

We made higher disbursements for restructuring activities of $93 million in the first six months of 2006, primarily in the form of severance payments, compared to $35 million during the same period of 2005. We have also paid approximately $96 million during the first half of 2006 under our variable pay programs for the six months ended October 31, 2005, as compared to $61 million paid out during the first half of 2005.

In the six months ended April 30, 2006, accounts receivable used cash of $82 million as compared to cash generated of $10 million in the same period in 2005. Agilent revenues increased by approximately 11 percent in the first half of 2006 as compared to the same period in 2005, resulting in comparatively higher accounts receivables. However, days sales outstanding decreased to 53 days as of April 30, 2006 from 55 days a year ago reflecting the continued improvement in receivables management. Accounts payable generated cash of $84 million for the six months ended April 30, 2006 versus cash used of $4 million in the same period in 2005. Cash used for inventory was $25 million for the six months ended April 30, 2006 compared to cash generation of $2 million in the same period in 2005. Inventory days on-hand improved to 92 days as of April 30, 2006 compared to 108 days as of the end of the same period last year.

We contributed $41 million to our U.S. defined benefit plan in the first half of 2006, representing the full year’s contribution, compared to $35 million in 2005. Our international defined benefits plans are generally funded ratably throughout the year. We contributed approximately $29 million to our international plans for the six months ended April 30, 2006 compared to approximately $15 million during the same period in 2005. Total contributions in the six months ended April 30, 2006 were approximately $70 million, or 27 percent more than in the same period in 2005. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $21 million for the remaining part of 2006.

Net cash provided by operating activities from discontinued operations was $7 million for the six months ended April 30, 2006 as compared to $153 million provided by operating activities from discontinued operations for the six months ended April 30, 2005. We completed the sale of our discontinued operations on December 1, 2005.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of continuing operations for the six months ended April 30, 2006 was $1,828 million compared to $36 million used in the same period in 2005.

In December 2005, we completed the divestiture of our semiconductor products division for $2.52 billion net of transaction costs and taxes. In November 2005, we also completed the sale of our stake in Lumileds to Philips for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds.

Restricted investments increased by $1,580 million in the first half of 2006 as compared to a $21 million increase in the same period of 2005. In connection with the financing described under “Net Cash Provided by (Used in) Financing Activities” below, Agilent Technologies (Cayco) Limited (“Cayco”), a wholly owned subsidiary of Agilent Technologies World Trade, Inc. (“World Trade”), which is in turn a wholly owned subsidiary of Agilent, is required to hold short-term investments. These short-term investments have been disclosed as restricted investments on our condensed consolidated balance sheet.

Investments in property, plant and equipment were $105 million, an increase of $38 million from 2005 levels. We believe that total capital expenditures for the current year will be approximately $200 million compared to last year’s $139 million. The projected increase in the capital expenditure is due to our site restructuring following the semiconductor products division divestiture and the planned spin-off of our semiconductor test solutions business. Proceeds from sale of property, plant and equipment were $89 million in the six months ended April 30, 2006 as compared to $43 million in 2005.  In the second quarter of 2006, we sold our San Jose site facility for proceeds, net of closing costs, of $87 million. We also purchased the remaining minority interest of 49 percent in Yokogawa Analytical Systems for $98 million to make it a wholly-owned subsidiary of Agilent. In addition, in the six months ended April 30, 2006, we invested $24 million in the acquisitions of businesses and intangible assets, net of cash acquired, compared to $10 million for the period ended April 30, 2005. Proceeds from the sale of short-term investments were $25 million for the period ended April 30, 2006.

Net cash used in investing activities of discontinued operations was $6 million for the six months ended April 30, 2006 as compared to cash used of $1 million for the six months ended April 30, 2005.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended April 30, 2006 was $1,571 million compared to $59 million generated for the six months ended April 30, 2005.

The Board of Directors has authorized a stock repurchase program of up to $4,466 million of our common stock. During the six months ended April 30, 2006, we have repurchased approximately 96 million shares of our stock for approximately $3.5 billion including the shares repurchased in the tender offer during the first quarter. As of April 30, 2006 our cumulative repurchases were 105 million shares for approximately $3.8 billion.

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

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the second quarter of fiscal year 2006.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 65 percent and 62 percent of our revenues were generated in U.S. dollars during the second quarter of 2006 and 2005, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Southern District Court of New York”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. On February 19, 2003, the Southern District Court of New York granted Agilent’s motion to dismiss the claims against the Company based on Section 10 of the Securities Exchange Act of 1934, as amended, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act of 1933, as amended. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against the Company and its directors and officers would be released, in exchange for a contingent payment and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Southern District Court of New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties’ modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway.

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

The planned spin-off of our semiconductor test solutions businesses, the recently completed divestiture of our semiconductor products business and our infrastructure costs reduction program, even after these efforts are completed, could involve a number of risks, including:

• the diversion of the attention of management and other key personnel

• the loss of talent; and

• restructuring, inventory and other charges which may affect our results of operations.

There can be no assurance that the sale of the semiconductor products business, which we completed on December 1, 2005, or the spin-off of our semiconductor test solutions businesses will cause us to achieve our goal of successfully focusing on our core businesses. Also, there can there be no assurance that this strategic realignment will be beneficial to our Company or its financial condition.

In addition, we may fail to properly implement the spin-off or complete it on our intended timeline, which might adversely affect our financial condition and results of operations. Our decision to divest the semiconductor products business and to spin-off the semiconductor test solutions businesses may result in the recording of special charges, such as inventory, goodwill and intangible-asset impairments, workforce reduction costs, pension and stock option costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

Our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows. In addition, as a result of a spin-off or divestiture, our stock price may fluctuate. Prior to its divestiture, our semiconductor products business was a significant portion of our consolidated business. But its financial results are no longer included in our consolidated financial results on a continuing operations basis. We will not report the financial results of our semiconductor test solutions business, including net revenues and net income, after the expected distribution of all of Agilent’s shares in Verigy. The result of omitting the semiconductor products business from our continuing operations has caused our net revenues to decline, and the result of omitting our semiconductor test solutions business from our consolidated financial statements could cause our revenues and net operating income to decline.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, we recently completed the divestiture of our semiconductor products business and intend to spin off our semiconductor test solutions business by the end of 2006. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict, or accurately accrue for. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

For example, under Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), we are now required to account for our stock-based awards as a compensation expense and our net income and net income per share have been reduced. Previously, we recorded compensation expense only in connection with option grants that had an exercise price below fair market value. For option grants that had an exercise price at fair market value, we calculated compensation expense and disclosed their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123 (R) now requires us to adopt the new accounting provisions beginning in our first quarter of 2006, and requires us to expense stock- based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the six month period ended April 30, 2006.

Period	Total Number of Shares of Common Stock Purchased (1)		Weighted Average Price Paid per Share of Common Stock (2)		Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
							(in millions)
	(a)		(b)		(c)		(d)
Nov. 1, 2005 through Nov. 30, 2005	—		—		—		$4,176
Dec. 1, 2005 through Dec. 31, 2005	83,077,043	(1)	$36.00	(2)	83,077,043	(1)	$1,185
Jan. 1, 2006 through Jan. 31, 2006	—		—		—		$1,185
Feb. 1, 2006 through Feb. 28, 2006	1,576,000		$35.32		1,576,000		$1,129
Mar. 1, 2006 through Mar. 31, 2006	5,671,100		$36.89		5,671,100		$920
Apr. 1, 2006 through Apr. 30, 2006	5,797,858		$37.82		5,797,858		$701
Total	96,122,001		$36.15		96,122,001		$701

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on March 1, 2006 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The three proposals presented at the meeting were:

1.	To elect three (3) directors for a term of three years.

2.	To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2006 fiscal year.

3.	To approve the Agilent Technologies Long-Term Performance Program.

b)	Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
William P. Sullivan	370,652,593	6,147,635
Robert J. Herbold	359,782,939	17,017,289
Koh Boon Hwee	370,010,746	6,789,482

The terms of office of James G. Cullen, Robert L. Joss, Heidi Kunz, David M. Lawrence, M.D., and A. Barry Rand as directors continued after the meeting. As described in our Proxy Statement for the Annual Meeting of Stockholders, Walter B. Hewlett resigned as a director effective immediately after the meeting.

c)	The second and third proposals were approved as follows:

(i)  The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2006 fiscal year was approved by a vote of 370,245,601 shares in favor, 3,768,761 shares against, and 2,785,866 shares abstaining.

(ii)	The approval of the Agilent Technologies Long-Term Performance Program was approved by a vote of 355,972,343 shares in favor, 17,222,818 shares against, and 3,605,067 shares abstaining.

ITEM 6. EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 40 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2006	By:	/s/ Adrian T. Dillon
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

10.62	Guaranty of Agilent Technologies, Inc. to Fenway Capital, LLC dated, as of January 27, 2006. Incorporated by reference from Exhibit 99.2 of the Company’s 8-K filed February 1, 2006.

10.63	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005). Incorporated by reference from Exhibit 10.63 of the Company’s 10-Q filed on March 9, 2006.*

10.64	Offer Letter to Keith Barnes, Chief Executive Officer of Verigy Pte. Ltd. dated April 4, 2006. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed on April 12, 2006.*

10.65	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed on May 12, 2006. *

10.66	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.

10.67	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.

10.68	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.

10.69	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.

10.70	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.

10.71	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.

10.72	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006.

11.1	See Note 5 “Net Income per Share” in Notes to Condensed Consolidated Financial Statements on page 9.

12-14	Not applicable.

15.	None.

16-17	Not applicable.

18.	None.

19.	None

20-21	Not applicable.

22.	None.

23.	None.

24.	None.

25-30	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33-98	Not applicable.

99.	None.

*      Indicates management contract or compensatory plan, contract or arrangement.