Form 10-Q
period 2006-07-31
AGILENT TECHNOLOGIES INC
filed 2006-09-06
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

LARGE ACCELERATED FILER  ☒             ACCELERATED FILER ☐             NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING JULY 31, 2006
COMMON STOCK, $0.01 PAR VALUE	408,679,323 SHARES

AGILENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.                              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net revenue:
Products	$1,208	$1,015	$3,502	$3,040
Services and other	245	227	718	692
Total net revenue	1,453	1,242	4,220	3,732
Costs and expenses:
Cost of products	511	502	1,564	1,477
Cost of services and other	151	144	454	428
Total costs	662	646	2,018	1,905
Research and development	186	183	572	547
Selling, general and administrative	463	378	1,387	1,165
Gain on sale of Palo Alto headquarters and San Jose site	(65)	—	(121)	—
Total costs and expenses	1,246	1,207	3,856	3,617
Income from operations	207	35	364	115
Other income (expense), net	44	25	139	60
Income from continuing operations before taxes and equity income	251	60	503	175
Provision for income taxes	18	19	61	53
Equity in net income of unconsolidated affiliate and gain on sale - Lumileds	—	13	901	36
Income from continuing operations	233	54	1,343	158
Income from and gain (loss) on sale of discontinued operations, net	(6)	50	1,815	144
Net income	$227	$104	$3,158	$302

Net income per share – basic:
Income from continuing operations	$0.57	$0.11	$3.07	$0.32
Income from and gain (loss) on sale of discontinued operations, net	(0.02)	0.10	4.14	0.29
Net income per share – basic	$0.55	$0.21	$7.21	$0.61
Net income per share – diluted:
Income from continuing operations	$0.55	$0.10	$2.99	$0.32
Income from and gain (loss) on sale of discontinued operations, net	(0.01)	0.10	4.04	0.29
Net income per share – diluted	$0.54	$0.20	$7.03	$0.61

Weighted average shares used in computing net income per share:
Basic	412	494	438	492
Diluted	422	499	449	497

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$2,226
Short-term investments	—	25
Accounts receivable, net	853	753
Inventory	705	722
Other current assets	412	298
Current assets of discontinued operations	—	423
Total current assets	4,219	4,447
Property, plant and equipment, net	822	873
Goodwill and other intangible assets, net	481	362
Other assets	602	628
Restricted cash and cash equivalents	1,605	22
Non-current assets of discontinued operations	—	419
Total assets	$7,729	$6,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425	$344
Employee compensation and benefits	422	542
Deferred revenue	292	247
Income and other taxes payable	381	474
Other accrued liabilities	159	179
Current liabilities of discontinued operations	—	150
Total current liabilities	1,679	1,936
Long-term debt	1,500	—
Retirement and post-retirement benefits	266	383
Other long-term liabilities	492	351
Total liabilities	3,937	2,670
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 534 million shares at July 31, 2006 and 512 million shares at October 31, 2005 issued	5	5
Treasury stock at cost; 125 million shares at July 31, 2006 and 9 million shares at October 31, 2005	(4,469)	(290)
Additional paid-in-capital	6,543	5,878
Retained earnings (accumulated deficit)	1,695	(1,463)
Accumulated other comprehensive income (loss)	18	(49)
Total stockholders’ equity	3,792	4,081
Total liabilities and stockholders’ equity	$7,729	$6,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)  (Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,158	$302
Less: income from and gain on sale of discontinued operations, net	1,815	144
Income from continuing operations	1,343	158
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	134	141
Deferred taxes	(9)	31
Excess and obsolete inventory-related charges	44	48
Asset impairment charges	26	13
Net gain on sale of investments	(9)	(16)
Gain on sale and undistributed equity in net income of Lumileds	(901)	(36)
Net gain on sale of assets	(111)	(4)
Share-based compensation	82	4
Net pension curtailment and settlement gains	(28)	—
In-process research and development	2	1
Changes in assets and liabilities:
Accounts receivable	(90)	24
Inventory	(27)	11
Accounts payable	89	(26)
Employee compensation and benefits	(119)	(78)
Income taxes and other taxes payable	(80)	(28)
Other current assets and liabilities	(23)	(14)
Other long-term assets and liabilities	(97)	62
Net cash provided by operating activities of continuing operations	226	291
Net cash provided by operating activities of discontinued operations	7	189
Net cash provided by operating activities	233	480
Cash flows from investing activities:
Investments in property, plant and equipment	(165)	(112)
Proceeds from sale of property, plant and equipment	205	45
Investments in equity securities	(5)	(11)
Proceeds from the sale of Lumileds and other investments	966	22
Net proceeds from sale of discontinued operations	2,509	—
Increase in restricted cash, cash equivalents and investments, net	(1,583)	(20)
Payment of loan receivable	50	6
Proceeds from sale of short-term investments	25	—
Purchase of minority interest, primarily Yokogawa Analytical Systems	(104)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(30)	(47)
Net cash provided by (used in) investing activities of continuing operations	1,868	(117)
Net cash used in investing activities of discontinued operations	(6)	(5)
Net cash provided by (used in) investing activities	1,862	(122)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	513	115
Treasury stock repurchases	(4,179)	—
Net proceeds from sale of subsidiary stock (“Verigy”)	121	—
Proceeds from term-facility	700	—
Repayment of term facility	(700)	—
Cash distribution to minority interest in consolidated joint venture	(16)	—
Net borrowings of notes payable and short-term borrowings	—	(3)
Debt issuance costs	(25)	—
Long-term debt	1,500	—
Net cash provided by (used in) financing activities	(2,086)	112
Effect of exchange rate movements	14	(3)
Net increase in cash and cash equivalents	23	467
Cash and cash equivalents at beginning of period	2,226	2,315
Cash and cash equivalents at end of period	$2,249	$2,782

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

In the first quarter of 2006, we completed the divestiture of our semiconductor products business. The results of our semiconductor products business are presented as a discontinued operation for all periods in the condensed consolidated financial statements included herein. See Note 4, “Discontinued Operations.”  In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., (“Verigy”). Verigy is a majority-owned subsidiary of Agilent and its results of operations and financial position will be consolidated in our financial statements until the expected distribution of our remaining shares in Verigy. For further information, see Note 19, “Separation of Our Semiconductor Test Solutions Business, Verigy Ltd.”

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Restricted cash and cash equivalents in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation. Equity in net income of unconsolidated affiliate and gain on sale – Lumileds in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the periods ended July 31, 2005 have been reclassified to conform to the current period’s presentation.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2005 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2006 and October 31, 2005, condensed consolidated statement of operations for the three and nine months ended July 31, 2006 and 2005, and condensed consolidated statement of cash flows for the nine months ended July 31, 2006 and 2005.

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

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards, except for the non-vested performance shares under the Long Term Performance Program (“LTPP”). For the LTPP, we are using a Monte Carlo simulation to estimate grant date fair value as required by SFAS No. 123 (R). Compensation expense for all share-based equity awards issued after November 1, 2005 is being recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we are recognizing compensation expense based on the accelerated method described in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The adoption of SFAS No. 123 (R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123 (R) had a material impact on our condensed consolidated financial statements for the three and nine months ended July 31, 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note 6, “Share-Based Compensation” for more information on the impact of the new standard.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” (“FSP SFAS No. 123 (R)-3”). FSP SFAS No. 123 (R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123 (R). SFAS No. 123 (R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the guidance in FSP SFAS No. 123 (R)-3 to calculate our APIC Pool. FSP SFAS No. 123 (R)-3 was effective immediately. The adoption of the FSP did not have an impact on our overall results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF 06-3”).  EITF 06-3 requires disclosure of  accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. We will be adopting this pronouncement beginning in the first quarter of fiscal year 2007, and we have not yet determined the financial statement or related disclosure impact, if any.

4. DISCONTINUED OPERATIONS

On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. (“Avago”). Under the terms of the Asset Purchase Agreement (“APA”), Agilent received approximately $2,559 million in cash proceeds, subject to further adjustment based on transfer taxes and other items as defined in the APA.

The following table shows the components of the estimated gain from sale of discontinued operations, net of taxes as of July 31, 2006:

(in millions)
Proceeds, net of working capital adjustments	$2,559
Book value of net assets disposed of	(707)
Costs of disposition	(35)
Gain on sale of discontinued operations	1,817
Income taxes	8
Gain on sale of discontinued operations, net	$1,809

In the three months ended April 30, 2006 and July 31, 2006, we adjusted the gain on sale of discontinued operations by $22 million which includes $20 million for working capital adjustments and $2 million for the disposal of fixed assets. The $35 million costs of disposition include a gain of $51 million for pension curtailments and settlements. The tax impact of the sale of our semiconductor products business reflects the utilization of the valuation allowance within the U.S. and a low effective tax rate in other jurisdictions.

Our condensed consolidated financial statements reflect our semiconductor products business as a discontinued operation in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes results from discontinued operations for the periods ended July 31, 2006 and July 31, 2005 included in the condensed consolidated statement of operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net revenue	$—	$446	$141	$1,302
Costs, expenses and other income (expense), net	—	(390)	(133)	(1,140)
Income from discontinued operations	$—	$56	$8	$162
Gain (loss) on sale of discontinued operations	(6)	—	1,817	—
Income from and gain (loss) on sale of discontinued operations before taxes	(6)	56	1,825	$162
Provision for income taxes	—	6	10	18
Income from and gain (loss) on sale of discontinued operations, net	$(6)	$50	$1,815	$144

The following table presents Agilent’s semiconductor products business’s estimated book value of net assets disposed of:

As of November 30, 2005
(in millions)
Assets:
Cash	$4
Accounts receivable, net	219
Inventory	185
Other current assets	21
Current assets of discontinued operations	429

Property, plant and equipment, net	277
Goodwill and other intangible assets, net	98
Other assets	53
Non-current assets of discontinued operations	428
Total assets of discontinued operations	$857

Liabilities:
Accounts payable	$115
Employee compensation and benefits	17
Other current liabilities	11
Current liabilities of discontinued operations	143

Other long term liabilities	7
Long term liabilities of discontinued operations	7

Total liabilities of discontinued operations	$150

Book value of net assets disposed of	$707

In accordance with SFAS No. 142 “Goodwill and other Intangibles” (“SFAS No. 142”), approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations.

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against damages that it might incur in the future.  These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. Agilent’s indemnification for representations and warranties made to Avago are generally limited to 10 percent of the purchase price and survive until March 31, 2007.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Numerator:
Income from continuing operations	$233	$54	$1,343	$158
Income from and gain (loss) on sale of discontinued operations, net	(6)	50	1,815	144
Net Income	$227	$104	$3,158	$302
Denominators:
Basic weighted-average shares	412	494	438	492
Potentially dilutive common stock equivalents – stock options and other employee stock plans	10	5	11	5
Diluted weighted-average shares	422	499	449	497

The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Options to purchase shares of common stock (in millions)	22	53	8	54
Weighted-average exercise price	$38	$32	$45	$32
Average common stock price	$33	$24	$35	$23

The computation of diluted net income per share for the three and nine months ended July 31, 2005 does not include 36 million shares issuable upon conversion of our then-outstanding $1.15 billion senior convertible debentures as the effect was not dilutive for that period, using the if-converted method pursuant to SFAS No. 128, “Earnings per Share”. The senior convertible debentures were redeemed in September 2005.

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

Following the Verigy IPO, Verigy granted new share-based payment awards to their employees and directors including employee stock option awards and employee stock purchases made under Verigy’s ESPP. Included in Agilent’s share-based compensation expense and recorded under the provisions of SFAS No. 123 (R) is compensation expense for the new Verigy awards. Verigy’s compensation expense is based on the estimated grant date fair value method required under SFAS No. 123 (R) using a straight-line amortization method.

The following tables disclose Agilent awards excluding new Verigy awards and new Verigy awards separately with the exception of the share-based compensation expense disclosures.

As a result of the Verigy IPO and upon final distribution of Verigy shares by Agilent, non-vested Agilent stock options held by Verigy employees will forfeit. To the extent options are vested as of the date of distribution, Verigy employees will have a period of up to three months in which to exercise the Agilent options before such options are cancelled. Retirement eligible Verigy employees will have a period of up to three years in which to exercise the Agilent options before such options are cancelled. To the extent that the Agilent options were not vested as of the distribution date, Verigy will issue new Verigy options.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), Agilent provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”  No employee share-based compensation expense was reflected in our results of operations for the three and nine months ended July 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Compensation expense for the non-vested performance shares granted under the LTPP was recognized based on the market price of our stock each period. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and nine months ended July 31, 2005 was as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2005	2005
	(in millions, except per share data)

Net income as reported	$104	$302
APB No. 25 compensation recognized in net income, as reported	2	4
SFAS No. 123 based compensation	(53)	(164)
Tax benefit	4	11
Net income – pro forma	$57	$153

Net income per share:
As reported:
Basic	$0.21	$0.61
Diluted	$0.20	$0.61

Pro forma:
Basic and diluted	$0.12	$0.31

Impact of SFAS No. 123 (R)

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, during the nine months ended July 31, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and nine months ended July 31, 2006 has been reduced for estimated forfeitures. The impact on our results for share-based compensation, including the compensation expense related to new Verigy awards, for the three and nine months ended July 31, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2006
	(in millions, except per share data)

Cost of products and services	$7	$23
Research and development	3	14
Selling, general and administrative	11	45
Share-based compensation expense in continuing operations	$21	$82
Share-based compensation expense in discontinued operations	—	3
Total share-based compensation expense	$21	$85

Impact on continuing operations per share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.18
Impact on discontinued operations per share:
Basic	—	$0.01
Diluted	—	$0.01
Impact on net income per share:
Basic	$0.05	$0.20
Diluted	$0.05	$0.19

Share-based compensation capitalized within inventory at July 31, 2006 and April 30, 2006 was zero and $1.7 million, respectively.

The weighted average grant date fair value of options, as determined under SFAS No. 123 (R), granted during the three and nine months ended July 31, 2006 was $10.85 and $10.47 per share, respectively. For the three and nine months ended July 31, 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of July 31, 2006, the total unrecorded deferred share-based compensation balance for non-vested shares, net of expected forfeitures, was approximately $111 million which is expected to be amortized over a weighted-average period of 2.4 years.

The weighted average grant date fair value of the new Verigy options, as determined under SFAS No. 123 (R), granted during the three and nine month periods ended July 31, 2006 was $7.28 and $7.28 per share, respectively.  For the three and nine months ended July 31, 2006, the tax benefit realized from exercised stock options and similar awards was immaterial. As of July 31, 2006, the total unrecorded deferred share-based compensation balance for non-vested shares, net of expected forfeitures was approximately $11 million.

Valuation Assumptions

For the three and nine months ended July 31, 2006 and 2005, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. In fiscal year 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. For the three and nine months ended July 31, 2005, shares granted under the LTPP were valued using the variable accounting method under APB No. 25. During the three months ended July 31, 2006 and 2005 there were no LTPP shares granted. The weighted average assumptions used for options granted and ESPP purchases during the three and nine months ended July 31, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Stock Option Plans:
Risk-free interest rate	5.0%	3.9%	4.3%	3.5%
Dividend yield	0%	0%	0%	0%
Volatility	31%	31%	29%	39%
Expected life	4.25 yrs	4 yrs	4.25 yrs	4 yrs

ESPP:
Risk-free interest rate	5.0%	3.3%	4.5%	2.4%
Dividend yield	0%	0%	0%	0%
Volatility	26%	26%	29%	37%
Expected life	0.5 yrs	0.5-1.5 yrs	0.5-1 yrs	0.5-2 yrs

LTPP:
Volatility of Agilent shares	—	N/A	28%	N/A
Volatility of comparator-company shares	—	N/A	23%-82%	N/A
Price-wise correlation with comparators	—	N/A	50%	N/A

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for our stock. Prior to the adoption of SFAS No. 123 (R), we used a combination of historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the nine months ended July 31, 2006:

	Available for Grant	Awards Outstanding	Weighted Average Exercise Price
	(in thousands)

Balance at October 31, 2005	41,322	72,540	$28
Granted	(8,247)	8,247	$34
Exercised	—	(17,424)	$25
Cancelled/forfeited	2,493	(2,493)	$38
Plan shares expired	—	(1,005)	$43
Balance at July 31, 2006	35,568	59,865	$29

The options outstanding and exercisable for equity share-based payment awards as of July 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 15	898	5.9	$12	$14,737	738	5.7	$13	$11,735
$15.01 - 25	15,232	7.4	$20	$132,546	7,350	6.9	$19	$71,471
$25.01 - 30	20,043	6.0	$27	$24,241	19,266	5.9	$27	$23,459
$30.01 - 40	19,225	7.3	$34	—	7,840	5.0	$35	—
$40.01 - 50	2,582	2.7	$44	—	2,582	2.7	$44	—
$50.01 and over	1,885	4.0	$65	—	1,885	4.0	$65	—
	59,865	6.6	$29	$171,524	39,661	5.6	$30	$106,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $28.44 at July 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of July 31, 2006 was approximately 24 million. The aggregate intrinsic value of awards exercised during the three and nine months ended July 31, 2006 was $5 million and $75 million, respectively.

As of July 31, 2006, securities authorized and available for issuance in connection with our ESPP were 25,032,661. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. In no event shall the number of shares authorized for issuance in connection with the ESPP exceed 75 million shares.

Valuation Assumptions for New Verigy Awards

The fair value of the new Verigy awards granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006

Risk-free interest rate for options	5.0%	5.0%
Risk-free interest rate for the ESPP	5.0%	5.0%
Dividend yield	0%	0%
Volatility for options	56%	56%
Volatility for the ESPP	39%	39%
Expected option life	4.10 yrs	4.10 yrs
Expected life for the ESPP	0.5 yrs	0.5 yrs

Because Verigy does not have historical data, they used data from peer companies to determine their assumptions for the expected option life and the volatility of their stock price.  For the risk-free interest rate, they used the rate of return on US Treasury Strips.

Share-Based Payment Award Activity for New Verigy Options

The following table summarizes equity share-based payment award activity for new Verigy options for the nine months ended July 31, 2006:

	Awards Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2005	—	—
Granted	1,202	$15
Exercised	—	—
Cancellations	(2)	$15
Outstanding as of July 31, 2006	1,200	$15

The following table summarizes information about all options to purchase shares of Verigy ordinary shares outstanding at July 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$ 0 – 15	1,197	6.9	$15	$23
$15.01 – 20	3	7.0	$16	—
	1,200	6.9	$15	$23

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $14.95 at July 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of July 31, 2006, none of the new Verigy options were exercisable. Pursuant to the vesting schedule for the director and employee options granted to date by Verigy, the first vesting date for any grant is January 8, 2007.

7. INVENTORY

	July 31, 2006	October 31, 2005
	(in millions)
Finished goods	$320	$306
Work in progress	66	63
Raw materials	319	353

Total inventory, net of reserves	$705	$722

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2006:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Goodwill at October 31, 2005	$245	$52	$27	$324
Goodwill arising from new acquisitions	4	60	—	64
Foreign currency translation impact	4	2	1	7

Goodwill at July 31, 2006	$253	$114	$28	$395

The component parts of other intangibles as of July 31, 2006 and October 31, 2005 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2005:
Purchased technology	$153	$(126)	$27
Customer relationships	38	(27)	11
Total	$191	$(153)	$38

As of July 31, 2006:
Purchased technology	$207	$(138)	$69
Customer relationships	48	(31)	17
Total	$255	$(169)	$86

We recorded approximately $64 million of other intangibles during the nine months ended July 31, 2006.

In February 2006, we acquired the remaining 49 percent minority interest in Yokogawa Analytical Systems, a joint venture between Agilent and Yokogawa Electrical Corporation. This acquisition resulted in the recording of $43 million in intangible assets and $60 million of goodwill. In addition, during the nine months ended July 31, 2006 we recorded one acquisition, one earn out payment on an acquisition completed in 2005, and one joint venture buyout payment. Pro forma disclosures are not presented for these acquisitions as they were not material.

Amortization of intangible assets was $7 million and $18 million for the three and nine months ended July 31, 2006, respectively and $4 million and $10 million for the same periods in the prior year.  Accumulated amortization includes approximately $2 million favorable impact related to currency.  Future amortization expense related to existing purchased intangible assets is estimated to be $7 million for the remainder of 2006, $25 million for 2007, $18 million for 2008 and $36 million thereafter.

9. RESTRICTED CASH AND CASH EQUIVALENTS

As of July 31, 2006, $1,605 million was reported as restricted cash and cash equivalents on our condensed consolidated balance sheet.  Of this amount, $1,581 million was short-term restricted commercial paper maintained in connection with our obligations to a counterparty pursuant to the Master Repurchase Agreement and related Confirmation entered into on January 27, 2006 and reported as long-term debt on our condensed consolidated balance sheet.  See Note 13, “Long-Term Debt and Credit Facilities.”

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

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$46	$59
Accruals for warranties issued during the period	44	41
Accruals related to pre-existing warranties (including changes in estimates)	(1)	6
Settlements made during the period	(51)	(59)
Ending balance at July 31,	$38	$47

Extended Warranty

Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Short-term amounts are included in deferred revenue on the condensed consolidated balance sheet and were $47 million and $33 million at July 31, 2006 and October 31, 2005, respectively. The long-term amounts are recorded in other liabilities on the condensed consolidated balance sheet and were $64 million and $56 million at July 31, 2006 and October 31, 2005, respectively.

	FY 2006	FY 2005
	(in millions)
Beginning balance at November 1,	$89	$57
Recognition of revenue	(26)	(12)
Deferral of revenue for new contracts	48	36
Ending balance at July 31,	$111	$81

11. RESTRUCTURING AND ASSET IMPAIRMENT

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

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which was completed on December 1, 2005. We also announced our intention to spin-off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller revenue base. During the third quarter of 2006, we continued to execute the FY05 plan, which consists of voluntary and involuntary terminations.

A summary of restructuring activity for the nine months ended July 31, 2006 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments	Total
	(in millions)
Ending balance at October 31, 2005	$44	$49	—	$93
Total charge	95	24	26	145
Asset impairments	—	—	(26)	(26)
Cash payments	(117)	(19)	—	(136)

Ending balance at July 31, 2006	$22	$54	—	$76

The restructuring accrual for all plans, which totaled $76 million as of July 31, 2006 and $93 million as of October 31, 2005, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Execution of the workforce reduction component of the FY05 Plan is expected to be completed during fiscal year 2007, however lease payments for excess facilities are expected to extend over the next five years.

During the nine months ended July 31, 2006, we consolidated several facilities due to changes in our organizational structure and recorded impairment charges of $26 million.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Cost of products and services	$8	$13	$27	$17
Research and development	4	7	23	9
Selling, general and administrative	28	13	95	18
Restructuring and asset impairment charges in continuing operations	$40	$33	$145	$44
Restructuring charges in discontinued operations	—	8	—	10
Total restructuring and asset impairment charges	$40	$41	$145	$54

Gain on sale of Palo Alto headquarters and San Jose site

In May 2006, we completed the sale of our headquarters site in Palo Alto, California. As part of the sale transaction, we will lease back this site and occupy it until the company completes the move to our Santa Clara campus in the fourth quarter of 2006. Total consideration from the sale was $98.5 million and we recorded a gain of $65 million.

During the second quarter of fiscal year 2006, we sold our San Jose site as part of our facilities consolidation process for a total consideration of $88 million and recorded a gain of $56 million.

12. RETIREMENT AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2006 and 2005, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost — benefits earned during the period	$11	$16	$11	$10	$1	$2
Interest cost on benefit obligation	10	10	15	14	7	7
Expected return on plan assets	(13)	(12)	(21)	(18)	(6)	(6)
Amortization and deferrals:
Actuarial (gain) loss	(1)	—	9	8	1	2
Prior service cost	—	—	—	—	(2)	(3)

Net plan costs	$7	$14	$14	$14	$1	$2

Curtailments	(12)	—	1	—	(12)	—
Settlements	(4)	—	(4)	—	—	—

Total net plan (income) costs	$(9)	$14	$11	$14	$(11)	$2

Distribution of net plan costs
Continuing operations	$(9)	$12	$11	$14	$(11)	$2
Discontinued operations	—	2	—	—	—	—

Net plan (income) costs	$(9)	$14	$11	$14	$(11)	$2

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost — benefits earned during the period	$35	$48	$33	$30	$3	$4
Interest cost on benefit obligation	30	30	43	44	21	21
Expected return on plan assets	(39)	(36)	(59)	(55)	(18)	(18)
Amortization and deferrals:
Actuarial (gain) loss	(2)	—	25	24	5	6
Prior service cost	—	—	—	—	(8)	(9)

Net plan costs	$24	$42	$42	$43	$3	$4

Curtailments	(34)	—	1	—	(33)	—
Settlements	(4)	—	(12)	—	—	—

Total net plan (income) costs	$(14)	$42	$31	$43	$(30)	$4

Distribution of net plan costs
Continuing operations	$7	$36	$39	$43	$(9)	$4
Discontinued operations	(21)	6	(8)	—	(21)	—

Net plan (income) costs	$(14)	$42	$31	$43	$(30)	$4

As of December 1, 2005, due to the divestiture of the semiconductor products business, we recorded curtailments and settlements as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”). The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was curtailment gains of $22 million and $21 million, respectively. The impact on the Non-U.S. Plans was a settlement gain of $8 million.

Due to the separation of our semiconductor test solutions business into a separate legal company, Verigy, as of June 1, 2006, and due to significant workforce reductions, we recorded curtailments and settlements as required by SFAS No. 88 in the third quarter.  The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was a curtailment gain of $12 million and $12 million, respectively as well as a $4 million settlement gain relating to the U.S. Plans.  The impact to the Non-U.S. Plans was a curtailment loss of $1 million and a settlement gain of $4 million.

As of October 31, 2005, the accumulated benefit obligation exceeded the fair value of the plan assets for our Non-U.S. Plans thus requiring us to record an additional minimum pension liability of $55 million. On June 1, 2006, in accordance with the separation agreement between Agilent and Verigy, the liability for Verigy employee pension benefits was transferred to separate Verigy pension plans. Agilent funded the pension liability to the extent of the accumulated benefit obligation out of operating cash. The funded status of the Non-U.S. plans required us to reverse $53 million of the additional minimum liability along with the related deferred tax impacts, of approximately $20 million. As of July 31, 2006 we have $2 million of additional minimum pension liability for our Non-U.S. pension plans.

We contributed approximately $44 million to fund our various defined benefit plans during the three months ended July 31, 2006, including a $31 million contribution to the Verigy pension plans as noted above and $18 million for the same period in 2005. We contributed approximately $114 million to fund our various defined benefit plans during the nine months ended July 31, 2006 and $73 million for the same period in 2005. We expect to contribute approximately $8 million during the remainder of fiscal 2006, and in addition, in accordance with the master separation and distribution agreement, we will contribute approximately $8 million to fund the Verigy pension plans after the distribution.

13. LONG-TERM DEBT AND CREDIT FACILITIES

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty, having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty those preferred shares for 100 percent of their aggregate liquidation preference in January 2011.  The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been treated as long-term debt on our condensed consolidated balance sheet. The related debt issuance costs of $25 million have been deferred and recognized in other assets on our condensed consolidated balance sheet and will be amortized over the life of the Repurchase Agreement.

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

In connection with the Repurchase Agreement, World Trade’s wholly owned subsidiary is required to hold short-term investments. As of July 31, 2006, these investments were approximately $1,581 million.  These have been separately disclosed as restricted cash and cash equivalents on our condensed consolidated balance sheet. See Note 9, “Restricted Cash and Cash Equivalents.”

In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program. The term facility allowed us a one-time borrowing at an interest rate equal to one-month LIBOR plus 30 basis points per annum, or for shorter LIBOR periods if we and the lenders so agree. In January 2006, we applied $700 million of the proceeds from the Repurchase Agreement to repay the full amount borrowed under the Credit Agreement. Total interest expense on the senior secured term borrowing facility was $3.6 million. The senior secured term borrowing facility expired in the first quarter of fiscal 2006.

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

During the third quarter of 2006, we completed our stock repurchase program. Since the initial announcement in the fourth quarter of 2005, we have repurchased approximately 125 million shares of our common stock for approximately $4,466 million. In addition, we capitalized $3 million of service and legal fees. Such shares are held as treasury stock and the related costs are accounted for using the cost method.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended July 31,
	2006	2005
	(in millions)
Net income	$227	$104
Other comprehensive income:
Change in unrealized gain (loss) on investments	(2)	5
Change in unrealized gain (loss) on derivative instruments	(2)	10
Foreign currency translation	9	(86)
Change in minimum pension liability	53	—
Deferred taxes	(18)	(5)
Comprehensive income	$267	$28

	Nine Months Ended July 31,
	2006	2005
	(in millions)
Net income	$3,158	$302
Other comprehensive income:
Change in unrealized gain (loss) on investments	(7)	14
Change in unrealized gain (loss) on derivative instruments	(8)	15
Foreign currency translation	46	(60)
Change in minimum pension liability	53	1
Deferred taxes	(17)	(8)
Comprehensive income	$3,225	$264

16. OTHER INCOME (EXPENSE), NET

The following table presents the components of other income (expense), net for the three and nine months ended July 31, 2006 and 2005, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Interest income	$49	$22	$132	$51
Interest expense	(21)	(9)	(44)	(24)
Rental income	4	7	14	22
Investment gains	1	—	12	8
Fee for cooperation in tax study	13	—	13	—
Other, net	(2)	5	12	3
Other income (expense), net	$44	$25	$139	$60

Interest income is derived principally from short-term commercial paper for our restricted cash and cash equivalents and the investment of our surplus cash balances in bank time deposits and other money market instruments. The fee for cooperation in tax study is related to an agreement with Hewlett-Packard to provide assistance with a Foreign Sales Corporation Maximization Study for years prior to the 2000 spin-off of Agilent from Hewlett-Packard. For its services, Agilent earned a fee which was contingent on tax benefits having been realized.

17.  PROVISION FOR TAXES

For the three and nine months ended July 31, 2006, we recorded an income tax provision of $18 million and $61 million on continuing operations compared to $19 million and $53 million in the same periods last year.  The income tax provision for the three and nine months ended July 31, 2006, include a benefit of $29 million related to the resolution of domestic tax-related issues for years covered by a Tax Sharing Agreement between Agilent and Hewlett Packard. The Tax Sharing Agreement is related to the 2000 spin-off of Agilent from Hewlett-Packard. For the three and nine months ended July 31, 2006, we recorded an income tax provision of zero and $10 million, compared to $6 million and $18 million, respectively, on discontinued operations last year.  The provision was recorded for taxes on income generated in jurisdictions other than the U.S. and entities in other foreign jurisdictions in which the company has a full valuation allowance. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

18. EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATE AND GAIN ON SALE- LUMILEDS

Lumileds Lighting International, B.V. (“Lumileds”), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. (“Philips”) under a Second Amended and Restated Joint Venture Agreement (the “Joint Venture Agreement”), dated as of November 29, 2004, between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Philips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including gain on sale of our interest in Lumileds for the three and nine months ended July 31, 2006 was zero and $901 million, respectively, and $13 million and $36 million respectively in the prior year.

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

19. SEPARATION OF OUR SEMICONDUCTOR TEST SOLUTIONS BUSINESS, VERIGY LTD.

On August 15, 2005, Agilent announced its intention to separate its semiconductor test solutions business, Verigy, into a stand-alone publicly traded company. During the third quarter of fiscal 2006, Verigy completed the initial public offering (“IPO”) of 8.7 million of its ordinary shares at a price of $15 per share for total net proceeds of $121 million. As part of the offering, Agilent made a payment to Verigy of $19 million, the amount by which the net IPO proceeds were insufficient to complete the agreed-upon Verigy initial capitalization of $140 million. Following the offering, Agilent owns approximately 50 million shares or 85 percent of Verigy’s ordinary shares. After the offering and through the expected distribution of Agilent’s shares in Verigy, Verigy will be a majority-owned subsidiary of Agilent and its results of operations and financial position will be consolidated in our consolidated financial statements.

As a result of the IPO, Agilent recorded additional paid-in capital of $74 million related to the excess of the IPO price over the book value of the shares sold. Underwriter fees related to the IPO were approximately $9 million which were netted against the proceeds. Agilent recorded direct IPO costs of $2 million related to third-party legal fees, filing fees and other services. In addition, the formation of and transfer of assets to separate Verigy legal entities was subject to income taxes.  As a result, Agilent recorded prepaid taxes of $14 million.

Verigy and Agilent, and, in some cases, their respective subsidiaries, have entered into agreements providing for the June 1, 2006 separation of the semiconductor test solutions business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to Verigy’s businesses, the use of shared facilities, employee and tax-related matters and the transitional services Agilent will provide to Verigy. In addition, an ancillary agreement provided for a $25 million revolving credit facility from Agilent to Verigy on the separation date with interest at one-month LIBOR plus 50 basis points. Amounts borrowed under the credit facility matured on the 30th day after the closing of Verigy’s IPO. As of July 31, 2006, all amounts were paid back and the credit facility has expired. The agreements relating to the separation from Agilent have been negotiated in the context of a parent-subsidiary relationship.

As of July 31, 2006, Agilent’s minority interest liability was $56 million. The distribution of Agilent’s remaining shares in Verigy is expected to occur by the end of fiscal 2006. However, there are various conditions to the completion of the distribution and Agilent will determine the timing, structure and all terms of the distribution taking into account factors such as market conditions. Agilent will not be obligated to complete the distribution, and the distribution may not occur by the fiscal year end or at all. Per the transitional services agreement, Agilent expects that the majority of the services provided to Verigy will terminate on or before the distribution date, provided that such services may extend beyond the distribution date if mutually agreed upon by Agilent and Verigy.

Indemnifications to Verigy

In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against damages which it might incur in the future.  These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Verigy, liabilities that might arise under limited portions of Verigy’s IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the proposed distribution of Verigy ordinary shares owned by Agilent to Agilent’s stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006.

20. SEGMENT INFORMATION

Agilent is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During the second half of 2005, we reorganized our business operations into three businesses — electronic measurement, bio-analytical measurement, and semiconductor test solutions — each of which comprises a reportable segment. As part of the reorganization, we transferred two divisions from our semiconductor test solutions segment formerly known as automated test to the electronic measurement segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments on a management basis.

During the second half of 2005, Agilent also announced its intention to separate its semiconductor test solutions business, Verigy, into a stand-alone publicly traded company. In the third quarter of 2006, Verigy completed its IPO. Verigy’s standalone results differ from Agilent’s presentation of semiconductor test solutions as one of its segments. See Note 19, “Separation of Our Semiconductor Test Solutions Business, Verigy Ltd.” for further information.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. After its separation on June 1, 2006, Agilent started billing Verigy for their use of shared services under the transition services agreement. Corporate charges previously allocated to our semiconductor products business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments’ income from operations and Agilent’s income from continuing operations and are classified as unallocated semiconductor products business corporate charges.

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

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Three months ended July 31, 2006:
Total net revenue	$848	$391	$214	$1,453
Segment income from operations	$125	$60	$45	$230
Three months ended July 31, 2005:
Total net revenue	$783	$341	$117	$1,241
Segment income (loss) from operations	$77	$42	$(18)	$101

Our total segment revenues were $1 million lower as compared to total Agilent net revenue for the three months ended July 31, 2005 due to rounding.

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Nine months ended July 31, 2006:
Total net revenue	$2,509	$1,136	$575	$4,220
Segment income from operations	$334	$157	$90	$581
Nine months ended July 31, 2005:
Total net revenue	$2,399	$1,039	$294	$3,732
Segment income (loss) from operations	$229	$132	$(89)	$272

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before income taxes and equity income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Total reportable segments’ income from operations	$230	$101	$581	$272
Restructuring and asset impairment (1)	(40)	(33)	(145)	(41)
Business separation and infrastructure reduction costs	(46)	—	(111)	—
Other income (expense), net	44	25	139	60
Gain on sale of Palo Alto headquarters and San Jose site	65	—	121	—
Unallocated semiconductor products business corporate charges	—	(32)	(13)	(100)
Share-based compensation	(21)	—	(82)	—
Pension curtailment gain and settlements	28	—	28	—
Amortization of intangibles and other	(9)	(1)	(15)	(16)

Income from continuing operations before income taxes and equity income, as reported	$251	$60	$503	$175

(1) For the nine months ended July 31, 2005, restructuring and asset impairment does not include $3 million of charges that were included in the segments’ income from operations.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Semiconductor Test Solutions	Total
	(in millions)
Assets:
As of July 31, 2006	$2,176	$918	$329	$3,423
As of October 31, 2005	$2,009	$690	$312	$3,011

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, and the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, our contributions to our pension plans, our cost-control activities, the status of our restructuring programs including our lease and severance payment obligations, completion of the spinoff of the company’s semiconductor test solutions business, Verigy Ltd. (“Verigy”), our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

In the first quarter of 2006, we completed the divestiture of our semiconductor products business. The results of our semiconductor products business are presented as a discontinued operation for all periods in the condensed consolidated financial statements included herein. See Note 4, “Discontinued Operations.”  In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., (“Verigy”). Verigy is a majority-owned subsidiary of Agilent and its results of operations and financial position will be consolidated in our financial statements until the expected distribution of our remaining shares in Verigy. For further information, see Note 19, “Separation of Our Semiconductor Test Solutions Business, Verigy Ltd.”

Restricted cash and cash equivalents in the condensed consolidated balance sheet as of October 31, 2005 have been reclassified to conform to the current period’s presentation. Equity in net income of unconsolidated affiliate and gain on sale – Lumileds in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the periods ended July 31, 2005 have been reclassified to conform to the current period’s presentation.

Executive Summary

Agilent Technologies, Inc. (“we,” “Agilent” or the “company”), is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

In the third quarter of 2005, we announced our intention to divest our semiconductor products business and our semiconductor test solutions business. In the first quarter of 2006, we completed the sale of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of 15 percent of our semiconductor test solutions business and plan to distribute the remaining ownership to Agilent shareholders by the end of the fiscal year.

For the three and nine months ended July 31, 2006, total orders were $1.4 billion and $4.4 billion, respectively, up 10 percent and 15 percent in comparison to the same periods last year. Net revenue of $1.5 billion and $4.2 billion for the three and nine months ended July 31, 2006 was up 17 percent and 13 percent, respectively, from the same periods last year.

In the electronic measurement business, we saw growth in both wireless test and general purpose test.  Wireless test revenue grew due to increased demand for low-cost phones in China and India, as well as investments in 3G manufacturing and manufacturing components that go into consumer devices.  General purpose test revenue grew as a result of demand for our electronic manufacturing test products.

In the bio-analytical measurement business, results were driven by our new product portfolio and a diverse global customer base.  The new 1200 High Performance Liquid Chromatography (“HPLC”) series, as well as our new Liquid Chromatography/Mass Spectrometry (“LC/MS”) systems, drove revenue growth worldwide.

Net income for the three and nine months ended July 31, 2006 was $227 million and $3,158 million, respectively, and $104 million and $302 million for the corresponding periods last year. Net income for the nine months ended July 31, 2006 includes the sale of our investment in Lumileds Lighting International B.V. (“Lumileds”) to Koninklijke Philips Electronics N.V. (“Philips”) for a gain of $901 million and the divestiture of our semiconductor products business for a gain, net of tax, of $1,809 million. As of the end of the third quarter, we have reduced our global infrastructure costs commensurate with our size and profile as a pure-play measurement company.

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty having an aggregate liquidation preference of $1.5 billion, and received $1.5 billion in cash, net of debt issuance costs. In the third quarter of 2006, we completed our $4.466 billion share repurchase program.

Looking forward, our focus will be on achieving revenue growth that is critical to leveraging our operating model. Our primary strategy is to pursue profitable revenue growth by expanding our leadership in core markets and seeking opportunities to move into adjacent markets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended July 31, 2006 that required us to test goodwill for impairment. Management believes the accounting for share-based compensation, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), is a critical accounting policy which we adopted at the beginning of fiscal year 2006. There have been no other significant changes during the nine months ended July 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Adoption of New Pronouncements

During the first fiscal quarter of 2006, we adopted SFAS No. 123 (R). See Note 6 of the condensed consolidated financial statements for a description of the pronouncement and the effects on our results of operations and financial position.

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

In the fourth quarter of 2005, we announced the sale of our semiconductor products business, which we subsequently completed on December 1, 2005, and our intention to spin off our semiconductor test solutions business. As a consequence, we launched a new restructuring program (the “FY05 Plan”) in the fourth quarter of 2005 to align our workforce with our smaller revenue base. The FY05 Plan consists of voluntary and involuntary terminations. We expect to finalize the FY05 Plan by the end of fiscal 2006 and complete execution of the FY05 Plan by fiscal 2007.

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

Results from Continuing Operations

Orders and Net Revenue

	Three months ended		Nine months ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$1,424	$1,300	$4,365	$3,791	10%	15%
Net revenue:
Products	$1,208	$1,015	$3,502	$3,040	19%	15%
Services and other	245	227	718	692	8%	4%
Total net revenue	$1,453	$1,242	$4,220	$3,732	17%	13%

	Three months ended		Nine months ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2006	2005	2006	2005	Months		Months
% of total net revenue:
Products	83%	82%	83%	81%	1	ppt	2	ppts
Services and other	17%	18%	17%	19%	(1	)ppt	(2	)ppts
Total	100%	100%	100%	100%	—		—

Orders increased 10 percent and 15 percent for the three and nine months ended July 31, 2006, respectively, compared to the same periods in 2005, with all our businesses achieving growth. Our electronic measurement business achieved growth of 4 percent and 6 percent for the three and nine months ended July 31, 2006, respectively, while our bio-analytical measurement business achieved growth of 11 percent and 7 percent for the three and nine months ended July 31, 2006, respectively.  Our semiconductor test solutions business, Verigy, achieved growth of 37 percent and 113 percent for the three and nine months ended July 31, 2006.

Net revenue increased 17 percent and 13 percent for the three and nine months ended July 31, 2006 compared to the same periods last year, with revenue growing faster than orders for the three months ended July 31, 2006 and revenue growth trends across the businesses similar to those seen for orders for the nine months ended July 31, 2006.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and nine months ended July 31, 2006 increased by 8 percent and 4 percent, respectively, as compared to the same period last year. Service revenue trends tend to lag product revenue due to significant service revenue recognition being spread over extended time periods.

Operating Results

	Three months ended		Nine months ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin on products	58%	51%	55%	51%	7	ppts	4	ppts
Gross margin on services and other	38%	37%	37%	38%	1	ppt	(1	)ppt
Total gross margin	54%	48%	52%	49%	6	ppts	3	ppts
Operating margin	14%	3%	9%	3%	11	ppts	6	ppts
Research and development	$186	$183	$572	$547	2%		5%
Selling, general and administrative	$463	$378	$1,387	$1,165	22%		19%
Gain on sale of Palo Alto headquarters and San Jose site	$(65)	$—	$(121)	$—	100%		100%

The following tables present the gross inventory changes and sales of previously reserved inventory, respectively.

Gross inventory charges

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Bio-Analytical Measurement	1	1	3	2
Electronic Measurement	6	4	24	28
Semiconductor Test Solutions	2	6	16	11
Unallocated charges (1)	—	2	1	7
Total	9	13	44	48

(1) Unallocated charges primarily relate to inventory write-downs for exited product lines, which management has not reflected in segment results.

Sale of previously reserved for inventory

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Bio-Analytical Measurement	—	—	—	(1)
Electronic Measurement	(5)	(1)	(10)	(4)
Semiconductor Test Solutions	(2)	(3)	(9)	(6)
Total	(7)	(4)	(19)	(11)

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

Total gross margin increased 6 percentage points and 3 percentage points for the three and nine months ended July 31, 2006, respectively, compared to the same periods last year.  For both the three and nine month periods ended July 31, 2006, $11 million of the gross profit improvement, or a 2 percentage point gross margin increase for the three month period and 1 percentage point increase for the nine month period, was due to reduced general infrastructure allocations to cost of goods sold.  The Agilent headcount profile is less manufacturing intensive due to the divestiture of semiconductor products. During the third quarter of fiscal year 2006, general infrastructure allocations were updated to match our new headcount profile, resulting in relatively lower allocations to cost of goods sold and higher allocations to research and development and selling, general and administrative expenses.

Research and development expenses increased 2 percent and 5 percent for the three and nine months ended July 31, 2006, respectively, compared to the same periods last year.  Approximately $2 million of the increase was due to the above-mentioned general infrastructure allocation shift.  However, research and development expenses decreased 2 percent and 1 percent as a percentage of total net revenues for both the three and nine months ended July 31, 2006, compared to the same periods last year. We remain committed to bringing new products to market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 22 percent and 19 percent for the three and nine months ended July 31, 2006, respectively, compared to the same periods last year, primarily due to increased employee related costs, such as variable pay and stock-based compensation expense, increased marketing costs associated with new product launches, and approximately $9 million due to the above-mentioned general infrastructure allocation shift.

Gain on sale of Palo Alto headquarters and San Jose site was $65 million and $121 million in the three months and nine months ended July 31, 2006, respectively.  See Note 11, “Restructuring and Asset Impairment,” of our condensed consolidated financial statements for further information.

At July 31, 2006, our headcount was approximately 20,100 as compared to approximately 21,100 at July 31, 2005.

Other Income (Expense), Net

Other income (expense), net was $44 million and $139 million for the three and nine months ended July 31, 2006, respectively. For the same periods last year, other income (expense), net was $25 million and $60 million, respectively. The increase in other income (expense), net is mainly due to interest income earned on our cash balances. See Note 16, “Other income (expense), net”, of our condensed consolidated financial statements for further information.

Equity in Net Income of Unconsolidated Affiliate — Lumileds

Lumileds was a global joint venture between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent sold its interest in Lumileds on November 28, 2005. Our equity in net income of our unconsolidated affiliate for the three months ended July 31, 2006 and 2005 was zero and $13 million, respectively. Our equity in net income from and gain on sale of our unconsolidated affiliate for the nine months ended July 31, 2006 was $901 million, and our equity in net income was $36 million as of the same period last year.

General Infrastructure and Shared Services

Infrastructure costs were $71 million and $183 million lower for the three and nine months ended July 31, 2006, compared to the same periods last year. Infrastructure expense reductions were related to services moved to lower cost regions, IT and facilities savings related to the semiconductor products group divestiture, and previously announced restructuring programs. We allocate expenses to our businesses according to usage of related services.

Tax Valuation Allowance and Provision for Taxes

For the three and nine months ended July 31, 2006, we recorded an income tax provision of $18 million and $61 million on continuing operations compared to $19 million and $53 million in the same periods last year.  The income tax provision for the three and nine months ended July 31, 2006, include a benefit of $29 million related to the resolution of domestic tax-related issues for years covered by a Tax Sharing Agreement between Agilent and Hewlett Packard. The Tax Sharing Agreement is related to the 2000 spin-off of Agilent from Hewlett-Packard. For the three and nine months ended July 31, 2006, we recorded an income tax provision of zero and $10 million, compared to $6 million and $18 million, respectively, on discontinued operations last year.  The provision was recorded for taxes on income generated in jurisdictions other than the U.S. and entities in other foreign jurisdictions in which the company has a full valuation allowance. We intend to maintain a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowance.

For 2006, the current estimate of the annual effective tax rate is 6.2 percent on continuing operations.  The income tax rate for continuing operations was 4.3 percent for the nine months ended July 31, 2006.  The tax impact of both the sale of our semiconductor products business (which is reported in discontinued operations) and our Lumileds joint venture (which is reported in continuing operations) reflected the utilization of valuation allowance within the U.S. and a low effective tax rate in other jurisdictions.  Both transactions were treated as discrete events during the quarter ended January 31, 2006. Excluding the impact of the sale of the Lumileds joint venture, we anticipate the full-year 2006 effective tax rate on continuing operations to be approximately 14.4 percent. The overall tax rate reflects taxes in jurisdictions other than the U.S. and entities in other jurisdictions in which income tax or benefit continues to be offset by adjustments to the valuation allowance.  This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research and development tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to the valuation allowance, changes in other comprehensive income, as well as changes in the mix of income and losses in those jurisdictions in which the Company operates which have varying statutory rates.

Segment Overview

Agilent is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

In the third quarter of 2005, we announced our intention to divest our semiconductor products business and our semiconductor test solutions business. See Note 19, “Separation of Our Semiconductor Test Solutions Business, Verigy Ltd.” In the first quarter of 2006, we completed the sale of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of 15 percent of our semiconductor test solutions business and plan to distribute the remaining ownership to Agilent shareholders by the end of the fiscal year. In addition to the segment discussion below also see Note 20, “Segment Information”, of our condensed consolidated financial statements. Because of the planned spinoff of Verigy, Agilent is not reporting separate segment results for this business in this portion of our quarterly report on Form 10-Q.

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$838	$807	$2,512	$2,379	4%	6%
Net revenue	$848	$783	$2,509	$2,399	8%	5%

Overall orders for the three and nine months ended July 31, 2006 increased 4 percent and 6 percent respectively compared with the same periods of the prior year.

Communications test orders accounted for approximately 60 percent of the electronic measurement business. Communications test orders increased 2 percent year-over-year for the three months ended July 31, 2006, and 3 percent year-over-year for the nine months ended July 31, 2006.  Order increases were primarily due to spending on new and emerging wireless technologies, investment in converged device development, and continued strength of low-cost handset manufacturing in Asia.

General purpose test orders accounted for approximately 40 percent of the electronic measurement business.  General purpose test orders increased 7 percent year-over-year for the three months ended July 31, 2006, and 10 percent year-over-year for the nine months ended July 31, 2006.  Order increases were driven by above-market growth across the oscilloscope product lines, and strength of sales into the semiconductor industry.

Our communications test and general purpose test information above reflect a characterization by product category.  We are moving toward a new methodology for defining “communications test” and “general purpose test” as the markets into which our products are sold.

Revenues for the three and nine months ended July 31, 2006 increased 8 percent and 5 percent respectively, compared to the same periods last year. Communications test increased 11 percent and 8 percent for the three and nine months ended July 31, 2006 compared to the same periods last year driven by stronger demand in handset manufacturing and wireless component test.  General purpose test increased 4 percent and decreased 2 percent respectively, compared to prior year for the three and nine months ended July 31, 2006, with increased demand from semiconductor manufacturing driving stronger revenue from parametric test and nano-positioning equipment.

Looking forward, we expect gradual growth for our electronic measurement business.  We expect growth to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets); as well as by wireline opportunities in broadband access, voice-over-internet-protocol, and fiber-to-the-home.  This growth potential could be mitigated by potential budgetary pressures and delays on major U.S. Defense programs, and by potential delays in deployment of new communications technologies due to regulatory or economic pressures.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin	58%	53%	56%	53%	5	ppts	3	ppts
Operating margin	15%	10%	13%	10%	5	ppts	3	ppts
Research and development	$118	$110	$347	$338	7%		3%
Selling, general and administrative	$249	$228	$727	$694	9%		5%

Gross margin increased 5 percentage points and 3 percentage points respectively for the three and nine months ended July  31, 2006, compared to the same periods last year. The increase was mainly driven by higher volumes, lower manufacturing overhead, product design improvements, lower inventory charges and lower warranty costs.

Research and development expenses for the three and nine months ended July 31, 2006 increased 7 percent and 3 percent respectively, as compared to the same periods last year, driven by continued investment in new technologies and market expansion opportunities.  Selling, general and administrative expenses increased 9 percent and 5 percent respectively for the three and nine months ended July 31, 2006, over the same periods in the prior year, driven by increased variable employee related costs associated with better financial performance and increased marketing communication expense in support of new product launches.  Income from operations for the three and nine months ended July 31, 2006, increased $48 million and $105 million respectively, compared to the same periods last year.

Bio-analytical Measurement

Our bio-analytical measurement business provides application-focused solutions that include instruments; software, consumables and services that enable customers to identify quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2006	2005	2006	2005	Months	Months
	(in millions)
Orders	$387	$348	$1,166	$1,089	11%	7%
Net revenue	$391	$341	$1,136	$1,039	15%	9%

Orders for the three and nine months ending July 31, 2006 grew 11 percent and 7 percent from the same periods last year.

Chemical analysis orders increased 10 percent year-over-year for the three months ended July 31, 2006, and 6 percent year-over-year for the nine months ended July 31, 2006.  This reflects the strong demand we saw for our new liquid chromatography and liquid chromatography/mass spectrometry products, particularly the Rapid Resolution System.  In addition, higher oil prices continued to drive increased demand for instrumentation in the petrochemical and hydrocarbon industries, as well as system upgrades for the refinery infrastructure.

Life sciences orders increased 13 percent year-over-year for the three months ended July 31, 2006, and 8 percent year-over-year for the nine months ended July 31, 2006. Americas had solid single-digit growth for the three months ended July 31, 2006; but growth was relatively flat for the nine months ended July 31, 2006. This was due to soft spending by pharmaceutical companies in the Americas region.  However, the soft pharmaceutical company spending was offset by increased demand from contract research organizations and generic drug manufacturers in Europe and Asia. Europe and Asia saw double-digit growth for both the three months and nine months ended July 31, 2006.

Revenue for three and nine months ending July 31, 2006 grew 15 percent and 9 percent from the same periods last year.  Chemical analysis showed solid growth for the three and nine months ending July 31, 2006 compared to the same periods last year as we continue to see strong demand for our instruments in the areas of liquid and gas chromatography and gas chromatography/mass spectrometry platforms.  Life sciences grew at approximately the same rate as our chemical analysis businesses during the three and nine months ended July 31, 2006 with microarrays, liquid and gas chromatography/mass spectrometry products contributing to our growth.

Looking forward, we anticipate growth in both orders and revenue, with strength across both our life sciences and chemical analysis businesses.  We expect growth to be driven by recently released products such as rapid resolution liquid chromatography and enhanced single quadropole liquid chromatography/mass spectrometry, triple quadropole mass spectrometry, and quadropole time-of-flight mass spectrometry systems.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2006	2005	2006	2005	Months		Months
	(in millions, except for percentages)
Gross margin	54%	49%	51%	49%	5	ppts	2	ppts
Operating margin	15%	12%	14%	13%	3	ppts	1	ppt
Research and development	$37	$35	$109	$103	6%		6%
Selling, general and administrative	$113	$91	$319	$279	24%		14%

For the three and nine months ended July 31, 2006, gross margin improved 5 percentage points and 2 percentage points respectively, compared to the same periods last year.  The improvement in gross margin was driven by increased revenue, lower manufacturing overhead, and a decrease in general infrastructure costs.

Research and development expenses increased 6 percent for the three and nine months ended July 31, 2006, compared to the same periods last year.  This increase is due to increased headcount from acquisitions, investment in molecular diagnostics and program spending to support upcoming product releases, and higher general infrastructure costs.

Selling, general and administrative expenses increased 24 percent and 14 percent compared to last year.  This increase is due to higher employee-related costs, incremental headcount from acquisitions, product launch expenses to support new product releases, and higher general infrastructure costs.

For the three and nine months ending July 31, 2006, operating margin increased 3 percentage points and 1 percentage point, respectively, compared to the same periods a year ago.

Discontinued Operations

On December 1, 2005, we completed the divestiture of our semiconductor products business. As of July 31, 2006, we have recorded a gain on the sale of $1,809 million, net of taxes of $8 million. During the nine months ended July 31, 2006, we adjusted the gain on sale of discontinued operations by $22 million which includes $20 million for working capital adjustments and $2 million for the disposal of fixed assets. The book value of net assets disposed of was $707 million. In accordance with SFAS No. 142, approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as an adjustment to the gain on sale of discontinued operations. We incurred net disposition costs of $35 million consisting of investment banking fees, legal fees, separation costs and employee related costs, net of a pension curtailment gain of $51 million. The proceeds, net of transaction costs and taxes, from the divestiture are approximately $2.5 billion.

The following table summarizes results from discontinued operations for the three and nine months ended July 31, 2006 and July 31, 2005 included in the condensed consolidated statement of operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net revenue	$—	$446	$141	$1,302
Costs, expenses and other income (expense), net	—	(390)	(133)	(1,140)
Income from discontinued operations	$—	$56	$8	$162
Gain (loss) on sale of discontinued operations	(6)	—	1,817	—
Income from and gain (loss) on sale of discontinued operations before taxes	(6)	56	1,825	$162
Provision for income taxes	—	6	10	18
Income from and gain (loss) on sale of discontinued operations, net	$(6)	$50	$1,815	$144

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2006 consisted of cash and cash equivalents of $2,249 million as compared to $2,226 million as of October 31, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of continuing operations was $226 million for the nine months ended July 31, 2006 compared to $291 million provided in the same period in 2005. Looking forward to the remainder of the year, we expect to generate sufficient cash from continuing operations to fund our operations and investments in property, plant and equipment.

We paid approximately $143 million in taxes during the nine months ended July 31, 2006 as compared to $28 million in the same period in 2005. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

We made higher disbursements for restructuring activities of $136 million during the first nine months of 2006, primarily in the form of severance payments, compared to $61 million during the same period of 2005. The restructuring payments were more than offset by proceeds from the real estate sales related to the consolidation of excess facilities as reported in the investing section below. We have also paid approximately $180 million during the nine months ended July 31, 2006 under our variable pay programs, as compared to approximately $100 million paid out during the same period of 2005.

During the nine months ended July 31, 2006, cash used in operating activities from accounts receivable was $90 million as compared to cash generated of $24 million in the same period in 2005. Agilent revenues increased by approximately 13 percent during the first nine months of 2006 as compared to the same period of 2005, resulting in comparatively higher accounts receivables. However, days sales outstanding decreased to 53 days as of July 31, 2006 from 55 days a year ago reflecting the continued improvement in receivables management. Accounts payable generated cash of $89 million for the nine months ended July 31, 2006 versus cash used of $26 million in the same period in 2005. Cash used for inventory was $27 million for the nine months ended July 31, 2006 compared to cash generation of $11 million in the same period in 2005. Inventory days on-hand improved to 96 days as of July 31, 2006 compared to 105 days as of the end of the same period last year.

We contributed $42 million to our U.S. defined benefit plan during the first nine months of 2006 and 2005, representing the full year’s contribution. Our international defined benefit plans are generally funded ratably throughout the year. We contributed approximately $72 million to our international plans for the nine months ended July 31, 2006 compared to approximately $31 million for the same period in 2005. The higher contributions during the nine months ended July 31, 2006 were due to an additional $31 million contribution to the Verigy pension plans as provided under the employee matters agreement. Total contributions in the nine months ended July 31, 2006 were approximately $114 million, or 56 percent more than in the same period in 2005. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $8 million in the fourth quarter of 2006.

Net cash provided by operating activities from discontinued operations was $7 million for the nine months ended July 31, 2006 as compared to $189 million provided by operating activities from discontinued operations for the nine months ended July 31, 2005. We completed the sale of our discontinued operations on December 1, 2005.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of continuing operations for the nine months ended July 31, 2006 was $1,868 million compared to $117 million used in the same period in 2005.

In December 2005, we completed the divestiture of our semiconductor products division for $2.5 billion net of transaction costs and taxes. In November 2005, we also completed the sale of our ownership in Lumileds to Philips for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds.

Restricted cash, cash equivalents and investments, net, increased by $1,583 million in the nine months ended July 31, 2006 as compared to a $20 million increase in the same period of 2005. In connection with the financing described under “Net Cash Provided by (Used in) Financing Activities” below, Agilent Technologies (Cayco) Limited, a wholly owned subsidiary of Agilent Technologies World Trade, Inc. (“World Trade”), which is in turn a wholly owned subsidiary of Agilent, is required to hold short-term investments. These short-term investments have been disclosed as restricted cash and cash equivalents on our condensed consolidated balance sheet.

Investments in property, plant and equipment were $165 million, an increase of $53 million from 2005 levels. We believe that total capital expenditures for the current year will be approximately $200 million compared to last year’s $139 million. The projected increase in the capital expenditure is due to our site restructuring following the semiconductor products division divestiture and spin-off of our semiconductor test solutions business. Proceeds from sale of property, plant and equipment were $205 million in the nine months ended July 31, 2006 as compared to $45 million in 2005.  During the first nine months of 2006, we sold our Palo Alto headquarters and San Jose site facility for a total consideration of approximately $186 million. We also purchased minority interest in consolidated joint ventures for $104 million during the first nine months of 2006 which included primarily the remaining minority interest of 49 percent in Yokogawa Analytical Systems for $98 million. In addition, in the nine months ended July 31, 2006, we invested $30 million in the acquisitions of businesses and intangible assets, net of cash acquired, compared to $47 million for the period ended July 31, 2005. Proceeds from the sale of short-term investments were $25 million for the period ended July 31, 2006.

Net cash used in investing activities of discontinued operations was $6 million for the nine months ended July 31, 2006 as compared to cash used of $5 million for the nine months ended July 31, 2005.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2006 was $2,086 million compared to $112 million generated for the nine months ended July 31, 2005.

Agilent completed its $4.466 billion stock repurchase program and acquired approximately 125 million shares of its common stock under this program. Proceeds from issuance of common stock under employee stock plans were $513 million and $115 million for the nine months ended July 31, 2006 and 2005, respectively. The increase in the proceeds was primarily due to the modifications to the terms of the options held by employees of our semiconductor products business to effect the acceleration of vesting for all unvested options as part of its divestiture and increase in Agilent stock price.

During the third quarter of 2006, Verigy, a wholly owned subsidiary of Agilent, completed the initial public offering (“IPO”) of 8.7 million of its ordinary shares at a price of $15 per share. Net proceeds from issuance of common stock were $121 million net of issuance costs.

In January 2006, World Trade entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold to the counterparty 15,000 Class A preferred shares having an aggregate liquidation preference of $1.5 billion of its wholly owned subsidiary, which has its own assets and liabilities, and received $1.5 billion in cash. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty the preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of World Trade to repurchase the preferred shares has been treated as long-term debt on our condensed consolidated balance sheet.

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

On April 13, 2005, Standard & Poor’s Rating Services (“S&P”) raised its corporate credit and senior unsecured debt ratings of Agilent to “BB+” from “BB”, revising their rating outlook to “stable” from “positive”. On August 15, 2005, S&P raised its rating outlook on Agilent to “positive”, but left the company’s corporate credit and senior unsecured debt ratings unchanged.  In December, 2005, Moody’s Investors Service (“Moody’s”) affirmed their credit ratings of Agilent, leaving unchanged the senior implied debt rating of “Ba2” and outlook rating of “stable”. In June 2006, Moody’s also affirmed the speculative grade liquidity rating of “SGL-1”.

Off Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the third quarter of fiscal year 2006.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 64 percent and 66 percent of our revenues were generated in U.S. dollars during the third quarter of 2006 and 2005, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.    CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2006, as part of the separation of Verigy into a stand-alone company, Verigy implemented an enterprise resource planning (“ERP”) system.   Until the distribution of Agilent’s ownership interest in Verigy, Verigy remains a majority-owned subsidiary of Agilent, with all results of operations and financial position being consolidated into Agilent’s financial statements.  As a result, implementation of a new ERP by Verigy is a material change in Agilent’s internal control over financial reporting.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and closing process were properly designed to prevent material financial statement errors. Operating effectiveness of related key controls will continue to be evaluated during the fourth quarter.  There have been no other changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. In addition, we have not yet completed our proposed spin-off of Verigy, which is directly influenced by changes in the semiconductor market. Since the broader semiconductor market is one of the drivers for our electronic measurement business, a continued decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins. Finally, we may be required to secure additional debt or equity financing at some time in the future, and we cannot assure you that such financing will be available on acceptable terms when required. If our corporate credit rating is downgraded, we could be required to pay a higher interest rate for future borrowing needs and we may have stricter terms.

The actions we are taking to focus our organization on our core businesses may cause disruption and increase expenses, which may affect our results of operations or financial condition.

The planned spin-off of Verigy, the recently completed divestiture of our semiconductor products business and our infrastructure costs reduction program, even after these efforts are completed, could involve a number of risks, including:

•              the diversion of the attention of management and other key personnel

•              the loss of talent; and

•              restructuring, inventory and other charges which may affect our results of operations.

There can be no assurance that the sale of the semiconductor products business, which we completed on December 1, 2005, or the spin-off of Verigy will cause us to achieve our goal of successfully focusing on our core businesses. Also, there can there be no assurance that this strategic realignment will be beneficial to our Company or its financial condition.

In addition, we may fail to properly implement the spin-off or complete it on our intended timeline, which might adversely affect our financial condition and results of operations. Our decision to divest the semiconductor products business and to spin-off Verigy may result in the recording of special charges, such as inventory, goodwill and intangible-asset impairments, workforce reduction costs, pension and stock option costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

Our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows. In addition, as a result of a spin-off or divestiture, our stock price may fluctuate. Prior to its divestiture, the semiconductor products business was a significant portion of our consolidated business. But its financial results are no longer included in our consolidated financial results on a continuing operations basis. We will not report the financial results of our semiconductor test solutions business, including net revenues and net income, after the expected distribution of all of Agilent’s shares in Verigy. The result of omitting the semiconductor products business from our continuing operations has caused our net revenues to decline, and the result of omitting Verigy from our consolidated financial statements could cause our revenues and net operating income to decline.

We have retained contingent liabilities from the divestiture of our semiconductor products business, including designated tax and environmental liabilities. The resolution of these contingencies may have a material adverse effect on our continuing results of operations or financial condition.

We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to reduce costs could have long-term adverse effects on our business.

We have taken, and continue to take, various actions to transition our company to a reduced cost structure. For example, in fiscal year 2005, we announced the restructuring of our global infrastructure organization to reduce costs by $450 million.

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

We centralized most of our accounting processes to two locations: India and Malaysia. These processes include general accounting, cost accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, we recently completed the divestiture of our semiconductor products business and intend to spin off Verigy by the end of 2006. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict, or accurately accrue for. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly license agreements, and we may not be able to obtain license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. Our intellectual property portfolio, which we use in negotiating licenses and asserting counterclaims, has changed as a result of our divestitures and the Verigy spin-off. Portions of that portfolio relevant to the buyer of our semiconductor products business or to Verigy are no longer available for our use except for a very limited ability to sublicense the divested and spunoff intellectual property.  Accordingly, the amount of intellectual property that we may use in our defense or for negotiations has decreased. We may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have included in our defense or negotiations the divested and spunoff intellectual property.

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

For example, under Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), we are now required to account for our stock-based awards as a compensation expense and our net income and net income per share have been reduced. Previously, we recorded compensation expense only in connection with option grants that had an exercise price below fair market value. For option grants that had an exercise price at fair market value, we calculated compensation expense and disclosed their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123 (R) required us to adopt the new accounting provisions beginning in our first quarter of 2006, and requires us to expense stock- based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the nine month period ended July 31, 2006.

Period	Total Number of Shares of Common Stock Purchased (1)		Weighted Average Price Paid per Share of Common Stock (2)		Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
							(in millions)
	(a)		(b)		(c)		(d)
Nov. 1, 2005 through Nov. 30, 2005	—		—		—		$4,176
Dec. 1, 2005 through Dec. 31, 2005	83,077,043	(1)	$36.00	(2)	83,077,043	(1)	$1,185
Jan. 1, 2006 through Jan. 31, 2006	—		—		—		$1,185
Feb. 1, 2006 through Feb. 28, 2006	1,576,000		$35.32		1,576,000		$1,129
Mar. 1, 2006 through Mar. 31, 2006	5,671,100		$36.89		5,671,100		$920
Apr. 1, 2006 through Apr. 30, 2006	5,797,858		$37.82		5,797,858		$701
May 1, 2006 through May 31, 2006	8,979,900		$36.55		8,979,900		$372
Jun. 1, 2006 through Jun. 30, 2006	11,057,164		$33.66		11,057,164		$0
Jul. 1, 2006 through Jul. 31, 2006	—		—		—		$0
Total	116,159,065		$35.94		116,159,065		$0

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

Dated: September 6, 2006	By:	/s/ Adrian T. Dillon
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

2.18

Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s 8-K filed August 15, 2001.

2.19

Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company’s 8-K filed August 15, 2001.

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company’s S-1.

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 4.2 of the Company’s S-3/A filed April 10, 2002.

4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company’s 8-A, filed on May 17, 2000.

4.2

Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company’s 8-K filed on November 27, 2001.

5-8.	Not applicable.

9.	None.

10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s S-1.*

10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company’s 10-K/A filed on February 1, 2002.*

10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company’s S-8 filed May 23, 2002.*

10.4

Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company’s Schedule TO filed on May 20, 2003.*

10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s 10-Q filed June 4, 2003.*

10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company’s 10-Q filed March 4, 2004.*

10.7	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, effective July 19, 2005). Incorporated by reference from Exhibit 10.54 of Company’s 10-Q filed September 7, 2005.*

10.8	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 12, 2004.*

10.9	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 12, 2004.*

10.10	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004.*

10.11	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company’s 10-K filed December 21, 2004.*

10.12

Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company’s 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company’s 10-K filed December 21, 2004.*

10.13	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company’s 10-K filed December 21, 2004.*

10.14	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company’s 10-K filed December 21, 2004.*

10.15	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company’s 10-K filed December 21, 2004.*

10.16	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company’s 10-K filed December 21, 2004.*

10.17	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company’s 10-K filed December 21, 2004.*

10.18	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company’s 10-K filed December 21, 2004.*

10.19	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company’s 10-K filed December 21, 2004.*

10.20	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company’s 10-K filed December 21, 2004.*

10.21	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 filed September 29, 2000.*

10.22	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company’s 10-Q filed September 2, 2004.*

10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005). Incorporated by reference from Exhibit 10.55 of Company’s 10-Q filed September 7, 2005.*

10.24	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company’s S-1.*

10.25	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company’s 10-Q filed June 3, 2004.*

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

November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company’s 10-Q filed March 4, 2004.*

10.30

Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company’s 10-Q filed June 3, 2004.*

10.31	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed November 19, 2004.*

10.32	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company’s 10-Q filed June 3, 2004.*

10.33	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed November 19, 2004.*

10.34	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company’s S-1.*

10.35

Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company’s 10-Q filed on March 6, 2002.

10.36

Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company’s 10-Q filed March 12, 2003.*

10.37

Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.20 of the Company’s 10-Q filed June 3, 2004.*

10.38	Amended and Restated Change of Control Severance Agreement entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed March 21, 2005.*

10.39	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company’s 8-K filed February 4, 2005.*

10.40	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company’s 8-K filed February 4, 2005.*

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

10.55	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company’s 10-Q filed on June 14, 2001.

10.56

English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company’s 10-K filed December 22, 2003.

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

10.66

Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006. Incorporated by reference from Exhibit 10.66 of the Company’s 10-Q filed on June 6, 2006.

10.67

General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.67 of the Company’s 10-Q filed on June 6, 2006.

10.68

Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.68 of the Company’s 10-Q filed on June 6, 2006.

10.69	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.69 of the Company’s 10-Q filed on June 6, 2006.

10.70	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.70 of the Company’s 10-Q filed on June 6, 2006.

10.71

Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.71 of the Company’s 10-Q filed on June 6, 2006.

10.72

Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006. Incorporated by reference from Exhibit 10.72 of the Company’s 10-Q filed on June 6, 2006.

10.73	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc.

10.74

Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd. Incorporated by reference from Exhibit 2.1 of the Company’s 8-K filed on August 15, 2005.

10.75

Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company’s 8-K filed on August 15, 2005.

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