Form 10-K
period 2006-10-31
AGILENT TECHNOLOGIES INC
filed 2006-12-22
CIK 1090872

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-15405

Agilent Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization	77-0518772 I.R.S. Employer Identification No.

Address of principal executive offices: 5301 Stevens Creek Blvd., Santa Clara, California 95051 Registrant's telephone number, including area code: (408) 553-7777

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2006, was approximately $16.359 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 15, 2006, there were 407,110,959 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on February 27, 2007, and to be filed pursuant to Regulation 14A within 120 days after registrant' s fiscal year ended October 31, 2006 are incorporated by reference into Part III of this Report	III

Forward-Looking Statements

        This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and the divestiture of our semiconductor products and semiconductor test businesses, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        In August 2005, the Board of Directors of Agilent approved the divestiture of both our semiconductor products business and our semiconductor test solutions business. Both of these divestitures were completed during our most recent fiscal year. In December 2005, we completed the sale of our semiconductor products business to Avago Technologies Ltd. ("Avago") for approximately $2.6 billion in cash proceeds. On June 1, 2006, Agilent transferred substantially all of the assets and liabilities of its semiconductor test solutions business to a separate company, Verigy Ltd. ("Verigy"), then a wholly owned subsidiary of Agilent. In June and July 2006, Verigy sold approximately 8.7 million of its ordinary shares, or approximately 15 percent of its outstanding shares, in an initial public offering. On October 31, 2006, we distributed our remaining holding in Verigy to our stockholders.

        We have reflected the semiconductor products business and the semiconductor test solutions business as discontinued operations for all periods presented in this Annual Report on Form 10-K. For further information, see Note 3, "Discontinued Operations of Our Semiconductor Products Business" and Note 4, "Discontinued Operations of Our Semiconductor Test Solutions Business", to our consolidated financial statements.

        We currently have two businesses, the electronic measurement business and the bio-analytical measurement business. Our electronic measurement business focuses on growth opportunities in the communications and electronics industries, while our bio-analytical measurement business focuses on core business and growth opportunities in the life sciences industry and in the environmental, chemical, food and petrochemical industries. In addition to our two businesses, we conduct centralized research through Agilent Technologies Laboratories. Each of our businesses, including

Agilent Labs, is supported by our general infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $4.97 billion for the fiscal year ended October 31, 2006, we generated 34 percent in the United States and 66 percent outside the U.S. As of October 31, 2006, we employed approximately 18,700 people worldwide. Our primary research, development and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, Japan, Malaysia, Singapore and the United Kingdom.

        Net revenue for each of our businesses for the years ended October 31, 2006, 2005 and 2004 was:

	2006	2005	2004
	(in millions)
Electronic Measurement	$3,419	$3,265	$3,225
Bio-analytical Measurement	1,554	1,421	1,333

Total Segment Revenue	$4,973	$4,686	$4,558

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

        Our electronic measurement business employed approximately 11,850 people as of October 31, 2006. We sell our electronic measurement products through direct sales, distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Our electronic measurement business generated $3.4 billion in revenue in fiscal 2006, $3.3 billion in revenue in fiscal 2005 and $3.2 billion in revenue in fiscal 2004.

  Electronic Measurement Markets

        Our electronic measurement products compete in the communications test market and the general purpose test market.

  The Communications Test Market

        We market our communications test products and services to handset manufacturers, network equipment manufacturers ("NEMs") and communications service providers. NEMs manufacture and sell products to facilitate the transmission of voice, data and video traffic. The NEMs' customers are the distributors of end-user subscriber devices, including wireless personal communication devices and set-top boxes, as well as communications service providers that deploy and operate the networks and services. To meet their customers' demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

        Communications service providers require reliable network equipment that enables their networks and services to operate at ever-faster speeds, offer a growing range of services permits an expanding capacity and provides quick feedback. To achieve this, communications service providers require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure.

        Agilent's communications service provider customers require advanced software and systems, known as operations support systems ("OSS"), to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels.

        The communications test market accounted for approximately 43 percent of revenue from our electronic measurement business in 2006.

  The General Purpose Test Market

        We market our general purpose test products and services to the electronics industry and other industries with significant electronic content such as the aerospace and defense industries. These electronics and electronics-dependent industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices, and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment.

        Customers use our general purpose test solutions in development and manufacturing a wide variety of electronic components and systems. These include testing multiple parameters of printed circuit boards used in almost every electronic application; testing the electrical parameters of wafers used in the semiconductor manufacturing process; and testing of flat panel displays.

        The general purpose test market accounted for approximately 57 percent of revenue from our electronic measurement business in 2006.

  Electronic Measurement Products

        We divide our electronic measurement products into communications test products and general purpose test products.

  Communications Test Products

        We sell communications test products and services for the following types of communications networks and systems: fiber optics networks, transport networks, broadband and data networks, wireless communications and microwave networks. In addition, we provide assistance with installation and maintenance of our products and operational support systems to enable network, service and customer assurance for network operators.

        Our suite of fiber optic network test products measure and analyze a wide variety of critical optical and electrical parameters in fiber optic networks and their comprising components.

Components which can be tested include source lasers, optical amplifiers, filters and other passive components.

        Our broadband and data network test products include our network analyzer and router testers. Our network analyzer product line helps to troubleshoot high-speed local area networks, wide area networks and asynchronous transfer mode networks. Router testers are used to develop and test the performance of enterprise and carrier-class routers.

        Our wireless communications and microwave network products include radio frequency and microwave test instruments and electronic design automation software tools, which assist in the design and production of cellular handsets and base stations, as well as satellite and aerospace defense systems.

        Our installation and maintenance assistance facilitates the installation, commission and activation of networks and services. We have a breadth of products for troubleshooting and maintaining optical, wireless, wireline and large-company networks.

        Our operational support systems products manage performance and quality of network service and customer experience for broadband, data, wireless and converged networks and services.

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital design products, parametric test products, high frequency electronic design tools, electronics manufacturing test equipment and thin-film transistor array test equipment, nano-positioning systems, atomic-force microscopy and scanning probe microscopy.

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

        Modular instruments and test software are used by the designers and manufacturers of electronic devices as the building blocks of systems that can be configured for a wide variety of test applications, and changed as needed by a combination of modular hardware and software components. Examples include test systems for aviation systems maintenance and multi-function university labs.

        Our digital design products are used by research and development engineers in the computer, communications and semiconductor industries to validate and verify the performance of digital product designs. These include simple digital control circuits, complex high-speed servers, high-performance oscilloscopes, logic analyzers, logic-signal sources and data generators. Digital product design opportunities include high-speed input/output connectivity in computer servers and hardware development for latest generation gaming consoles.

        Our high-frequency electronic design automation software tools are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. The main products in this area represent well-established software platforms within the wireless and the aerospace and defense design industries. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications.

        Our parametric test instruments and systems combine hardware technology and customizable system software and are used primarily to examine semiconductor wafers during the semiconductor manufacturing process.

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

        Our thin-film transistor array tester products provide flat panel display (or FPD) manufacturers with test solutions in the rapidly growing FPD market. An array tester can provide significant cost savings by detecting defects early in the manufacturing process of FPDs.

        Our nano-positioning products utilize very precise measurements (through laser interferometer technology) to ensure precise motion control and placement, used primarily in semiconductor manufacturing applications. Our products offer nanometer scale imaging and measurements in fluids, air and gases and are utilized in biotechnology, electrochemistry and materials science applications.

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufactures, handset manufacturers, network equipment manufacturers who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communication networks and services. We also engage in collaborative relationships with contract manufacturers. Many of our customers purchase solutions across several of our major product lines for their different business units. As of the end of fiscal 2006, no single customer represented greater than 10 percent of the net revenue of the business.

        The orders and revenues from many of the electronic measurement markets and product categories are seasonal, with our fourth quarter traditionally bringing larger volumes of business and our first quarter generally showing reduced volumes. This is especially true of products that we sell in the aerospace and defense industry as well as those that are linked to consumer spending, including some of our communications test equipment. However, the seasonal impact is tempered by the diversity of the electronic measurement business's products and customers, which span multiple industries.

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

        To complement our direct sales force we have agreements with many channel partners around the world. These partners, including resellers, manufacturer's representatives, and distributors, serve Agilent's customers across a number of product lines and provide the same level of service and support expected from our direct channel. Lower volume transactions can also be served by our tele-sales and electronic commerce channels.

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

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the general purpose test market, we compete against companies such as Applied Komatsu Technologies, Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation, Photon Dynamics, Inc., Shimadzu Corporation, Tektronix, Inc., Teradyne, Inc., and Wintest Corp. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation, APLAC Solutions Corporation, Applied Wave Research, Inc., EXFO Electro-Optical Engineering, Inc., a unit of IBM Software (formerly Micromuse, Inc.), Ixia, JDS Uniphase, Marconi Corporation plc, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Bio-Analytical Measurement Business

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables and services.

        We employed approximately 4,100 people as of October 31, 2006 in our bio-analytical measurement business. This business generated revenue of $1.6 billion in fiscal 2006, $1.4 billion in fiscal 2005, and $1.3 billion in fiscal 2004.

  Bio-Analytical Measurement Markets

        Primarily, our bio-analytical measurement business serves the following markets:

  Life Sciences Markets

        Our life science markets accounted for approximately 43 percent of revenue from our bio-analytical measurement business in 2006. Within the life sciences, we focus on the following three primary market categories:

                The Pharma, Biotech, CRO & CMO Market.    This market consists of "for-profit" companies who participate across the pharmaceutical value chain in the areas of: research, discovery & development, clinical trials, and manufacturing and quality assurance and quality control. One sub-segment of this market is the core and emerging pharmaceutical companies, or "Pharma". A second sub-segment includes biotechnology companies, or "biotech", contract research organizations, or "CROs", and contract manufacturing organizations, or "CMOs". Biotech and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the Pharma industry value chain.

                The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research, the focus is widening to include translational research — multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, and EORTC (European Organization), EMBL (Europe), Singapore Genomics Institute, and National Translational Cancer Research Network (UK). In addition large donations by private foundations are also fueling growth in this key market segment.

                The Clinical Diagnostic Market.    The clinical diagnostic market is an emerging growth opportunity that could be addressed by leveraging existing platforms like microfluidics, microarrays, and liquid chromatography/mass spectrometry. The clinical diagnostic market is viewed by us as an area for strategic growth.

  Chemical Analysis Markets

        Our chemical analysis markets accounted for approximately 57 percent of revenue from the bio-analytical measurement business in 2006. Within chemical analysis, we focus primarily on the following areas: petrochemical, environmental, homeland security and forensics, and bioagriculture and food safety.

                The Petroleum and Chemical Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Solutions based on gas chromotography, liquid chromotography and mass spectrometry products are also used in the development, manufacturing and quality control of fine chemicals. Our gas chromatographs are also used to monitor consistent quality in the delivery of natural gas.

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

                The Forensics and Homeland Security Market.    Our liquid chromatography, gas chromatography, mass spectrometry and microfluidics solutions are used by health and forensics laboratories in the U.S. and abroad, particularly in the analysis of evidence associated with crime or with the detection and identification of biological and chemical warfare agents. This instrumentation is either used in static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

                The Bioagriculture and Food Safety Market.    Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. For example, our mass spectrometer portfolio, including recently introduced liquid chromatography mass spectrometers, are used to analyze residual pesticides in food. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms, as well as testing for genetically modified content, using microarray and microfluidics solutions.

Bio-Analytical Measurement Products

        A key factor in all of our bio-analytical measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers.

  Microarray Products

        Since announcing the launch of our DNA microarray program for the life sciences in December 1999, we have become a leading supplier of microarray solutions which we sell primarily to pharmaceutical companies and biotechnology companies in our for-profit markets, as well as academic and government funded organizations in our not-for-profit markets. Using our refined inkjet manufacturing process, we make highly sensitive 60-mer oligonucleotide, or oligo, microarrays. This unique inkjet process is highly flexible and accurate, enabling the faster manufacture of high quality custom microarrays. In 2006, we expanded our line of microarrays to offer a new line of high-density arrays providing enhanced genomics solutions for a variety of applications.

  Microfluidics Products

        The Agilent 2100 bioanalyzer is the first commercial microfluidics product for the analysis of a wide range of biological molecules, including DNA, RNA, proteins and cells. The bioanalyzer chips allow sample quality assessment to be done in a fraction of the usual time using fewer samples and reagents than traditional gel electrophoresis. We also provide related software, which enables the bioanalyzer to be used for the development and manufacture of protein-based therapeutics. The bioanalyzer is commonly used in genomics laboratories and has enabled the standardization of RNA quality measurement.

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. A gas chromatograph ("GC") is used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. We continue to expand the application space for our GCs with the development of new separation columns and product enhancements. Over the last three years, Agilent has introduced updated and advanced models of all of its major gas chromatography platforms.

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when sample vaporization is not an option, LC also separates and detects compounds to determine molecular identity and quantity. Our LC instruments are modular in construction and can be configured to form instruments that perform specific analyses. Agilent's HPLC system, the Agilent 1100 Series, has sold over 60,000 systems since its introduction, and this year was replaced by its successor, the 1200 Series LC. The 1200 Series is an advanced version which enables true "fast chromatography" through both pressure and temperature control. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns and ongoing product enhancements. Our latest innovation, HPLC-Chip, is fully commercialized and creating demand for nano LC solutions across many markets.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs. In the past three years, Agilent significantly expanded its mass spectrometry portfolio with a focus on reliability, sensitivity and ease of use. This year, we introduced two new LC/MS platforms, the Agilent 6410 Triple Quadrapole MS and the 6510 Quadrapole-Time of Flight MS. These new platforms serve new and growing markets for Agilent.

  Software and Informatics Products

        We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory-compliant use of instruments in pharmaceutical quality assurance/quality control environments. In 2005, we completed the acquisitions of Scientific Software, Inc. and Silicon Genetics, Inc., expanding our portfolio of chromatography data systems and providing an entry into bioinformatics. The integration of these companies into Agilent has expanded our portfolio and market opportunities.

  Consumables and Services

        We also offer a broad range of consumable products, which support our LC, GC and MS technology platforms. These consumable products include chemical standards, instrument replacement parts, brand-specific chromatography columns and consumable supplies to meet our customers' analysis needs. All of our products, which include generic and proprietary supplies, are designed to work together.

        We offer a wide range of startup, operational, educational and compliance support services for our measurement and data handling systems. Our support services include maintenance, troubleshooting, repair and training for all of our chemical and bioinstrumentation analysis hardware and software products. Special service bundles have also been designed to meet the specific application needs of various industries.

  Bio-Analytical Measurement Customers

        We have roughly 21,000 customers, and as of the end of fiscal 2006, no single customer represented greater than 10 percent of the net revenue of the business. The bio-analytical measurement business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

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

Agilent Technologies Laboratories

        Agilent Labs is our central research organization based in Santa Clara, California, with satellite offices in Beijing, China; Everett, Washington; Leuven, Belgium; and South Queensferry, Scotland. Agilent Labs engages primarily in two types of research: 1) applied research that leads to technology that can be transferred to our existing businesses in communications, electronics, life sciences and chemical analysis, and 2) research that creates new businesses that are outside of our current markets but within our fields of interest. Agilent Labs also provides technology integration across our company.

        Agilent Labs employs approximately 200 people. Agilent Labs' technical staff have advanced degrees that cover a wide range of scientific fields, such as biology, bioinformatics, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, measurement software, optics, physics, physiology, semiconductor device design and signal processing.

General Infrastructure Organization

        We provide support to our businesses through our general infrastructure and shared services organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. These organizations are generally headquartered in Santa Clara, California, with services provided worldwide. As of the end of October 2006, our general infrastructure and shared services organizations employed approximately 2,750 people, which includes 200 Agilent Labs employees.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $655 million in 2006, $650 million in 2005 and $599 million in 2004, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        At October 31, 2006, our unfilled orders for the electronic measurement business amounted to approximately $700 million, as compared to approximately $670 million at October 31, 2005. At October 31, 2006, our unfilled orders for the bio-analytical measurement business were approximately $260 million, as compared to approximately $180 million at October 31, 2005. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

Materials

        Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Both our electronic and bio-analytical measurement businesses purchase materials from thousands of suppliers on a global basis. No single supplier is material, although some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase of incremental inventory for supply buffer as circumstances warrant to protect the supply chain.

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

        We are being indemnified by HP with respect to all environmental liabilities for which HP accrued a reserve, and we are not aware of any material environmental liabilities being assumed by us which are not subject to the indemnity.

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 66 percent in fiscal 2006, 64 percent in fiscal 2005 and 65 percent in fiscal 2004, the majority of which was from customers other than foreign governments. Approximately 13 percent of our annual revenues in each of the last three years was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 55 percent in fiscal year 2006, 50 percent in fiscal year 2005 and 54 percent in fiscal year 2004. Approximately 19, 17 and 16 percent of our long-lived assets were located in Japan in fiscal years 2006, 2005 and 2004, respectively.

        Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

        Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment and finance receivable portfolios we hold. The U.S. and international community's response to recent terrorist activities could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 23, "Segment Information", to our consolidated financial statements.

Acquisition and Disposal of Material Assets

        On November 28, 2005, we completed the sale of our stake in Lumileds Lighting International, B.V. ("Lumileds") to Philips pursuant to a Share Purchase Agreement (the "Share Purchase Agreement") dated as of August 12, 2005 among Agilent, Agilent LED International, Philips Lumileds Holding B.V. and Philips. Under the terms of the Share Purchase Agreement, Agilent received $949 million in cash proceeds, as well as approximately $51 million in repayment of outstanding advances to Lumileds and interest due to Agilent.

        In December 2005, we completed the sale of substantially all the assets of our semiconductor products business to Avago pursuant to an Asset Purchase Agreement dated as of August 14, 2005 and amended November 30, 2005 (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, Agilent received approximately $2.6 billion in cash proceeds.

        On October 31, 2006, we distributed Agilent's equity interest in Verigy by means of a dividend to our stockholders. Prior to the distribution, on June 1, 2006, Agilent transferred substantially all of the assets and liabilities of its semiconductor test solutions business to Verigy, then a wholly owned subsidiary of Agilent. In June and July 2006, Verigy sold approximately 8.7 million of its ordinary shares, or approximately 15 percent of its outstanding shares, in an initial public offering. On October 31, 2006, the aggregate market value of the Verigy shares which were distributed was $840 million.

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        Patrick J. Byrne, 46, has served as our Senior Vice President and President of the Electronic Measurement Group since February 2005. Prior to assuming this position, Mr. Byrne served as Vice President and General Manager for the Electronic Products and Solutions Group's Wireless Business Unit from September 2001 to February 2005. Mr. Byrne served as Vice President for the Electronic Products and Solutions Group's Product Generation Units from 1999 to 2001. Mr. Byrne held a number of management positions at Hewlett-Packard Company and Agilent Technologies, Inc.

        Adrian T. Dillon, 52, has served as our Executive Vice President, Finance and Administration, Chief Financial Officer since March 2005. Mr. Dillon served as our Executive Vice President and Chief Financial Officer from December 2001 to March 2005. Prior to joining Agilent, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997. Mr. Dillon is a member of the Board of Directors of Williams-Sonoma, Inc., where he is Chairman of the Audit and Finance Committee, and is Chairman of the Board of Directors of Verigy Ltd.

        Jean M. Halloran, 54, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        D. Craig Nordlund, 57, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

        William P. Sullivan, 57, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation.

        Christopher van Ingen, 60, has served as Senior Vice President of Agilent Technologies, Inc. and President of the Life Sciences and Chemical Analysis Group since May 2001. Prior to assuming this position, Mr. van Ingen held a number of positions at Hewlett-Packard Company, including Chemical Analysis Group Sales and Marketing Manager from 1996 to April 2001, the Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at Little Falls Division from 1986 to 1989, and Sales Support Manager at Little Falls Division from 1984 to 1986.

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

        Our Amended and Restated Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.investor.agilent.com under "Corporate Governance". These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the Company at the address on the cover of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Risks, Uncertainties and Other Factors That May Affect Future Results

  Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

  We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to reduce costs could have long-term adverse effects on our business.

        We have taken, and continue to take, various actions to transition our company to a reduced cost structure. For example, in fiscal year 2005, we announced the restructuring of our global infrastructure organization to reduce costs by $450 million. This program has not yet been completed.

        There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risks that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to sustain or increase profitability and that we may have to undertake further restructuring initiatives that would entail additional charges. For example, a reduced cost structure could lead to increases in demand for items like travel, training, consultants, manufacturing and operating supplies, as we experienced in parts of 2004. As we transform our infrastructure, we expect to face ongoing pressure to control expenses. If we are not able to hold down expenses we may have to further reduce our workforce. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be, which would adversely affect our stock price.

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

        As part of our efforts to streamline operations and to cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsourced significant portions of our information technology ("IT") function and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

  Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.

        Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in the fiscal year ended October 31, 2006, we completed the divestiture of our semiconductor products business and spin-off of Verigy. During the same period, we completed 4 acquisitions of companies or businesses. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, or the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

        Our current and historical manufacturing processes involve, or have involved, the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. While we have divested substantially all of our semiconductor related businesses to Avago and Verigy and regardless of indemnification arrangements with those parties, we may still become subject to liabilities for historical environmental contamination related to those businesses. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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

        We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. Our intellectual property portfolio, which we use in negotiating licenses and asserting counterclaims, has changed as a result of our divestitures and the Verigy spin-off. Portions of that portfolio relevant to the buyer of our semiconductor products business or to Verigy are no longer available for our use except for a very limited ability to sublicense the divested and spun off intellectual property. We expect the IP portfolio to continue to change as we review and adjust our IP holdings consistent with our business strategies. Accordingly, the amount of intellectual property that we may use in our defense or for negotiations has decreased and will continue to change. We may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have included in our defense or negotiations the divested and spun off intellectual property.

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

  We expect to receive a Revenue Agent's Report from the U.S. Internal Revenue Service for 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations and financial condition.

        Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. These taxes are subject to review or audit by the Internal Revenue Service (IRS) and state, local and foreign tax authorities. In connection with an IRS audit of our U.S. federal income tax returns for 2000 through 2002, in October 2006, we received a Notice of Proposed Adjustment (NOPA) in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable. This claim relates to the use of Agilent's brand name by our foreign affiliates. We expect to receive a Revenue Agent's Report with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws. Accordingly, we will oppose the claimed adjustments vigorously. However, there can be no assurance that we will prevail, and, if this matter is decided adversely to us and we are required to pay a significant amount of additional U.S. taxes (and applicable interest and possible penalties) for these years, our results of operations and financial condition would be materially and adversely affected.

  If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

        Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have recently consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and Agilent Technologies Laboratories are located in Santa Clara, California. In total, we have 13 primary sites. Of these primary sites, 5 are located in the U.S. and the remaining 8 are located in China, Germany, India, Japan, Malaysia, Singapore and the United Kingdom. Nearly all of our primary functions are conducted at multi-building campuses.

Site	Major Activity	Owned/Leased
Santa Clara, CA, U.S.	Corporate Headquarters, Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D	Owned
Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Wilmington, DE, U.S. (Little Falls Area)	Manufacturing, R&D, and Administration	Owned
Spokane, WA, U.S.	Manufacturing, R&D, and Marketing	Owned
Shanghai, China	Manufacturing, R&D	Leased
Boeblingen, Germany	Manufacturing, R&D, and Marketing	Leased
Waldbronn, Germany	Manufacturing, R&D	Owned
Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Penang, Malaysia	Manufacturing, R&D	Owned
Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Primarily Owned
Gurgaon, India	R&D, Marketing, Sales and Administration	Leased
South Queensferry, United Kingdom	Manufacturing, R&D	Owned

        As of October 31, 2006, we owned or leased a total of approximately 11.2 million square feet of space worldwide. Of that, we owned approximately 7.4 million square feet and leased the remaining 3.8 million square feet. Our sales and support facilities occupied a total of approximately 1.8 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.4 million square feet. Information about each of our businesses appears below:

                Electronic Measurement.    Our electronic measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Malaysia, Singapore, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

                Bio-Analytical Measurement.    Our bio-analytical measurement business has manufacturing and R&D facilities in China, Germany, Japan and the U.S. Additionally, we have marketing centers in Germany, Japan, Singapore and the U.S., and sales offices throughout the world.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Court in New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties' modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding in re Initial Public Offering Securities Litigation. The settlement remains subject to a number of conditions, including final approval of the Court. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway. Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the settlement does not occur, and the litigation against the company continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. In light of the pending settlement, we do not expect this case to be material.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2006, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2005 and 2006 fiscal years, the New York Stock Exchange reported the high and low sale prices per quarter as follows:

Fiscal 2005	High	Low
First Quarter (ended January 31, 2005)	$25.90	$21.43
Second Quarter (ended April 30, 2005)	$24.99	$20.11
Third Quarter (ended July 31, 2005)	$26.63	$20.72
Fourth Quarter (ended October 31, 2005)	$34.45	$25.18
Fiscal 2006	High	Low
First Quarter (ended January 31, 2006)	$36.10	$31.90
Second Quarter (ended April 30, 2006)	$39.54	$33.52
Third Quarter (ended July 31, 2006)	$39.45	$27.47
Fourth Quarter (ended October 31, 2006)	$35.81	$26.96

        As of October 31, 2006, there were 50,558 stockholders of record of common stock. The closing share price for our common stock on October 31, 2006, as reported by the New York Stock Exchange, was $35.60.

        We have not paid any cash dividends to date, and we currently intend to retain any future income to fund the development and growth of our business and fund stock repurchases from time to time. Our management and Board of Directors continually evaluate our capitalization strategy.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the Company's purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2006. In the addition to the purchases in the most recent quarter described below, the Company purchased a total of 116,159,065 shares of its common stock under its prior stock repurchase plan during the 9 month period ended August 31, 2006. The total number of shares of common stock purchased by the company during the year ended October 31, 2006 is 117,854,265.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2006 through Aug. 31, 2006	—	—	—	—
Sep. 1, 2006 through Sep. 30, 2006	610,200	$32.74	610,200	$1,980
Oct. 1, 2006 through Oct. 31, 2006	1,085,000	$33.16	1,085,000	$1,944

Total	1,695,200	$33.01	1,695,200	$1,944

(1)
On September 20, 2006, the Company announced its intention to repurchase up to $2.0 billion of its common stock through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.

(2)
The weighted average price paid per shares of common stock does not include the cost of commissions.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2006. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	56,751,583	$29	59,981,491
Equity compensation plans not approved by security holders	—	—	—

Total	56,751,583	$29	59,981,491

(1)
The number of securities remaining available for future issuance in column (c) includes 23,341,919 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $31.9 million as of October 31, 2006.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. Under the Agilent Technologies, Inc. 1999 Stock Plan, (the "Stock Plan"), we may issue Stock Awards, including but not limited to restricted stock and restricted stock units, as that term is defined in the Stock Plan. Under the terms of the Stock Plan, no more than 10 percent of the total shares available for issuance under the Stock Plan will constitute restricted stock awards. Under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (the "1999 Non-Employee Director Stock Plan"), we may issue Special Compensation, as that term is defined in Section 7 of the 1999 Non-Employee Director Stock Plan.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Consolidated Statement of Operations Data (1, 2):
Net revenue	$4,973	$4,685	$4,556	$3,930	$3,957
Income (loss) from continuing operations before taxes and equity income	$627	$291	$87	$(746)	$(1,566)
Income (loss) from continuing operations	$1,437	$191	$59	$(1,822)	$(976)

Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	1,816	186	242	(13)	(27)
Gain (loss) from the sale of discontinued operations of our healthcare solutions business, net of taxes	—	—	—	—	(10)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	54	(50)	68	45	(19)

Income (loss) before cumulative effect of accounting changes	3,307	327	369	(1,790)	(1,032)
Cumulative effect of adopting SFAS No. 142	—	—	—	(268)	—

Net income (loss)	$3,307	$327	$369	$(2,058)	$(1,032)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$3.33	$0.38	$0.12	$(3.85)	$(2.10)
Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	4.21	0.38	0.50	(0.03)	(0.06)
Loss on sale of discontinued operations of our healthcare solutions business, net of taxes	—	—	—	—	(0.02)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	0.13	(0.10)	0.14	0.10	(0.04)
Cumulative effect of adopting SFAS No. 142	—	—	—	(0.57)	—

Net income (loss) per share	$7.67	$0.66	$0.76	$(4.35)	$(2.22)

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$3.26	$0.38	$0.12	$(3.85)	$(2.10)
Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	4.12	0.37	0.49	(0.03)	(0.06)
Loss on sale of discontinued operations of our healthcare solutions business, net of taxes	—	—	—	—	(0.02)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	0.12	(0.10)	0.14	0.10	(0.04)
Cumulative effect of adopting SFAS No. 142	—	—	—	(0.57)	—

Net income (loss) per share	$7.50	$0.65	$0.75	$(4.35)	$(2.22)

Weighted average shares used in computing basic net income (loss) per share	431	494	483	473	465
Weighted average shares used in computing diluted net income (loss) per share	441	500	490	473	465

	October 31,
	2006	2005	2004	2003	2002
	(in millions)
Consolidated Balance Sheet Data (1, 3):
Cash and cash equivalents and short-term investments	$2,262	$2,251	$2,315	$1,607	$1,844
Working capital	$2,420	$2,511	$2,891	$1,983	$2,699
Restricted cash and cash equivalents	$1,606	$22	—	—	—
Total assets	$7,369	$6,751	$7,144	$6,297	$8,203
Long-Term Debt	$1,500	—	$1,150	$1,150	$1,150
Stockholders' equity	$3,648	$4,081	$3,569	$2,824	$4,627

(1)
Consolidated financial data and notes for all periods present our semiconductor test solutions, semiconductor products and healthcare solutions businesses as discontinued operations.

(2)
Net income in 2006 includes a pre-tax restructuring charge of $186 million, including a pre-tax asset impairment charge of $42 million. Net income in 2005 includes a pre-tax restructuring charge of $123 million, including a pre-tax asset impairment charge of $7 million. Net income in 2004 includes a pre-tax restructuring charge of $161 million, including a pre-tax asset impairment charge of $25 million. Net loss in 2003 includes a pre-tax restructuring charge of $372 million, including a pre-tax asset impairment charge of $53 million and a non-cash charge recorded during the third quarter of 2003 to establish a tax valuation allowance of $1.4 billion. The $1.4 billion included $0.4 billion of tax benefits recorded during the first six months of 2003 resulting in approximately $1.0 billion net tax provision recorded within provision for taxes for the year ended October 31, 2003; the valuation allowance essentially eliminated our net deferred tax assets. Net loss in 2002 includes a pre-tax restructuring charge of $474 million including a pre-tax asset impairment charge of $163 million.

(3)
We have reclassified the restricted cash and cash equivalents balance sheet data item in prior years to conform to the current years' presentation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and the divestiture of our semiconductor products and semiconductor test businesses, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

Reclassifications

        Amounts in the consolidated financial statements as of and for the years ended October 31, 2005 and October 31, 2004 have been reclassified to conform to the presentation used in 2006. See Note 3, "Discontinued Operations of our Semiconductor Products Business" and Note 4, "Discontinued Operations of our Semiconductor Test Solutions Business", to our consolidated financial statements for further information regarding the reclassification of financial information for discontinued operations. See Note 7, "Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds" to our consolidated financial statements for reclassification of equity in net income.

Overview and Executive Summary

        Agilent, incorporated in Delaware in May 1999, is the world's premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly-owned subsidiary of Hewlett-Packard Company ("HP"). HP distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

        Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        Agilent currently has two businesses focused on bio-analytical measurement and electronic measurement. During the past year, we divested two of our historical businesses, the semiconductor products business and the semiconductor test solutions business. In December 2005, we sold the semiconductor products business and recorded a gain of approximately $1.8 billion. In October 2006, we completed the distribution to our stockholders of our semiconductor test solutions business. We have reflected both the semiconductor products business and the semiconductor test solutions business as discontinued operations for all periods presented in this Annual Report on Form 10-K.

        Agilent's net revenue from continuing operations in 2006 was $4,973 million, an increase of 6 percent in comparison to 2005. In our bio-analytical business, net revenue in 2006 increased 9 percent in comparison to 2005. Demand increased across all markets in bio-analytical measurement with strongest growth occurring in biotechnology solutions. In our electronic measurement business, net revenue in 2006 increased 5 percent in comparison to 2005. The electronic measurement business saw growth in our general purpose segments, led by aerospace /defense and semiconductor design and manufacturing. Agilent's total net revenue in 2005 increased 3 percent in comparison to 2004.

        Net income in 2006 was $3,307 million, which included the income from and gain on sale of our semiconductor products business for $1,816 million and the sale of our investment in Lumileds for a gain of $901 million. Net income in 2005 was $327 million, a decrease of 11 percent in comparison to $369 million in 2004. The decrease in total net income for 2005 was driven by a $174 million decrease in net income associated with discontinued operations offset by a $132 million increase in net income from continuing operations.

        In 2006, we generated operating cash flows of $431 million and had a cash and cash equivalent balance as of October 31, 2006 of $2,262 million. In 2005, we generated operating cash flows of $656 million and had a cash and cash equivalent balance as of October 31, 2005 of $2,226 million.

        The following significant events were accomplished in fiscal year 2006:

  •
  In November 2005, we finalized the sale of our investment in Lumileds to Philips for $949 million plus the repayment of $51 million of the outstanding principal debt and interest due to us.

  •
  In December 2005, we sold our semiconductor products business to Avago. We received approximately $2.6 billion in cash proceeds.

  •
  In October 2006, we completed the spin-off of our semiconductor test solutions business. The aggregate market value of ordinary shares distributed to Agilent stockholders was approximately $840 million.

  •
  In June 2006, we completed a stock repurchase program of $4.466 billion of our common stock and in September 2006 we commenced another stock repurchase program for up to $2.0 billion dollars, to be completed over the next 2 years.

  •
  We completed the actions necessary to reduce our infrastructure costs by approximately $450 million.

        Having completed the disposal of two semiconductor-related businesses, Agilent is less exposed to the highly cyclical semiconductor market. Therefore, we expect that Agilent's current operating model will experience lower cyclicality in revenue and costs than we experienced in prior years. Looking forward, we are mindful of the economic uncertainties in the year ahead and Agilent's focus is to leverage, through higher sustainable growth, the more stable operating model we've built. Our goal is to grow our revenue at a faster rate than the electronic measurement and bio-analytical measurement markets, primarily through increasing market share and complementary acquisitions which will add to our top line growth.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

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

                Restructuring and asset impairment charges.    The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

                Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment ("SFAS No. 123(R)") which was effective November 1, 2005 for Agilent. Under the new standard, share-based compensation expense is primarily based on estimated grant date fair value which is generally using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. We estimate the stock price volatility using the implied volatility of Agilent's publicly traded stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

                Retirement and post-retirement benefit plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Agilent based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for U.S. plans and September 30 for non-U.S plans. For U.S. plans, the discount rate was determined by matching the expected plan benefit payments against the cash flows from a hypothetically constructed portfolio of high quality corporate bonds. The average yield of this hypothetical bond portfolio was used as a proxy for setting the discount rate. The discount rate increased slightly over the prior year to 6.0 percent. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds. In recent years, decreasing interest rates, particularly outside the U.S., have increased our benefit obligations and our net plan costs. These increases have been in large part offset by a declining number of plan participants as a result of our various restructuring programs. The entire impact of declining discount rates is not recognized immediately under current accounting standards. As of October 31, 2006, delayed recognition of the impact of declining discount rates was the primary factor in approximately $297 million in unrecognized actuarial losses for non-U.S. plans. These losses are being recognized over the expected average future service lives of plan participants — ranging from 12 to 18 years depending on the plan.

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. As of October 31, 2006, delayed recognition of better than expected investment performance was a significant factor in $63 million of unrecognized actuarial gains for U.S. plans. These gains will be recognized over approximately 12 years or the expected average future service life for U.S. plan participants. A one percent change in the estimated long-term return on plan assets for 2006 would result in a $6 million impact on U.S. pension expense and a $15 million impact on non-U.S. pension expense.

        The net periodic pension and post-retirement benefit costs recorded in continuing operations were $81 million in 2006, $106 million in 2005 and $122 million in 2004. Due to final payouts from our Excess Plan in the U.S. in the first quarter of 2007, we expect a settlement under SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We cannot currently estimate this impact.

                Valuation of long-lived assets.    We performed our annual goodwill impairment analysis in the fourth quarter of 2006. Based on our estimates of forecasted discounted cash flows and our market capitalization at that time, we concluded that our goodwill was not impaired. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. During 2006, we incurred $42 million of asset impairment charges, which includes approximately $3 million recorded in discontinued operations. In addition, we recorded $1 million of investment impairment charges during 2006.

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

                Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and selected entities in foreign jurisdictions. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and selected entities in foreign jurisdictions in recent years represented sufficient negative evidence, which made it difficult for positive evidence to overcome. Accordingly, a full valuation allowance was recorded in all instances. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in the U.S. and selected entities in foreign jurisdictions affect the ongoing amount of the valuation allowance. We expect that the effective tax rate applied to our pre-tax income in fiscal 2007 will be lower than it otherwise would be because future income taxes in the U.S. and selected entities in foreign jurisdictions will be offset by adjustments to the valuation allowance to effectively eliminate any tax expense or benefit in those jurisdictions. Income taxes will continue to be recorded for various jurisdictions subject to the need for valuation allowances in those jurisdictions.

        We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Restructuring and Asset Impairment

        We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan ("Prior Plans"). The workforce reduction portion of the Prior Plans was completed during fiscal year 2005. In the fourth quarter of fiscal year 2005, due to the then pending divestitures of our semiconductor products and semiconductor test businesses, we launched a new restructuring plan ("2005 Plan") to reduce our workforce and facility footprint to match a smaller organizational size.

        In 2006 we continued execution of the 2005 plan and recorded restructuring and asset impairment charges of $186 million, of which $111 million was for workforce reduction expenses and the remainder for facility impairment and lease termination expenses. As of October 31, 2006, our accrual for pending workforce reduction costs was $13 million, which is down from the $44 million balance from the prior year as the workforce reduction program winds down. Our accrual for the consolidation of excess facilities, however, increased $9 million from the prior year due to significant facility consolidation efforts that were initiated during the past year. The workforce reduction portion of the 2005 plan is expected to be substantially completed in fiscal year 2007, but we will continue to make lease payments on some of our excess facility space for approximately the next five years.

        The restructuring accrual is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. For further details on our restructuring plans, see Note 19, "Restructuring and Asset Impairment", to our consolidated financial statements.

Foreign Currency

        Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. For example, over the last three years the U.S dollar has weakened against the Euro and the British pound and although we successfully hedged currency movements in those currencies each year, we have experienced a net increase in reported expenses in Europe as a result of currency fluctuations over this time period.

Results from Continuing Operations

        The following discussion excludes our semiconductor products business and our semiconductor test solutions business as their results are reported as discontinued operations for all periods presented in this Annual Report on Form 10-K.

        Income from continuing operations in 2006 was $1,437 million, which included the gain on sale of our Lumileds investment of $901 million. In 2005, we recorded $191 million in income from continuing operations compared to $59 million recorded in 2004.

Orders and Net Revenue

	Years Ended October 31,
				2006 over 2005 % Change	2005 over 2004 % Change
	2006	2005	2004
	(in millions)
Orders	$5,075	$4,773	$4,512	6%	6%

Net revenue:
Products	$4,125	$3,854	$3,783	7%	2%
Services and other	848	831	773	2%	8%

Total net revenue	$4,973	$4,685	$4,556	6%	3%

	Years Ended October 31,
				2006 over 2005 Ppts Change	2005 over 2004 Ppts Change
	2006	2005	2004
% of total net revenue:
Products	83%	82%	83%	1 ppt	(1) ppt
Services and other	17%	18%	17%	(1) ppt	1 ppt

Total	100%	100%	100%

        Net revenue in 2006 was $4,973 million, a 6 percent increase over the $4,685 million net revenue recorded in 2005. Net revenue in 2005 was $4,685 million, a 3 percent increase over the $4,556 million net revenue recorded in 2004.

        Bio-analytical measurement results were consistent with our normal seasonal pattern and reflected increased demand across virtually all of our markets. Our bio-analytical business is comprised of two areas, life science and chemical analysis. In life science, growth was due to demand from biotechnology customers and the impact of new product introduction in LC, LCMS and microarrays. In chemical analysis growth was driven by demand for environmental and food testing solutions.. Our electronic measurement business saw a 5 percent revenue growth, solid profitability, and good return on invested capital. Growth was driven by underlying customer demand in several key markets, including semiconductor design and verification, and consumer electronics design and manufacturing. However, growth was negatively impacted because of two factors: First, capital spending in the wireline segment was constrained by mergers in the customer base (both NEMs and communication service providers) as well as uncertainty in service providers' investments as they transition from fixed-line to IP-based networks and services. Second, we had a slowdown in our wireless monitoring business, as the industry transitions from 2G to 3G networks amid stronger competition.

        Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting. In 2006 and 2005, services and other revenue increased over the prior years as our installed base of products increased and a change in standard warranty from three years to one year drove a higher volume of extended warranty business.

Costs and Expenses

	Years Ended October 31,
				2006 over 2005 Change	2005 over 2004 Change
	2006	2005	2004
Gross margin on products	56%	53%	49%	3 ppts	4 ppts
Gross margin on services and other	39%	39%	41%	—	(2) ppts
Total gross margin	53%	50%	47%	3 ppts	3 ppts
Operating margin	9%	5%	1%	4 ppts	4 ppts
Research and development	$655	$650	$599	1%	9%
Selling, general and administrative	$1,660	$1,498	$1,502	11%	—

        The following tables present the gross inventory charges and sales of previously reserved inventory, respectively:

Gross Inventory Charges

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Bio-analytical measurement	$8	$4	$3
Electronic measurement	29	40	13
Unallocated charges and other (1)	1	15	—

Total	$38	$59	$16

Sales of Previously Reserved Inventory

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Bio-analytical measurement	—	$1	$3
Electronic measurement	14	7	9

Total	$14	$8	$12

(1)
Unallocated charges primarily relate to inventory write-downs for exited product lines, which management has not reflected in segment results.

        In 2006, total gross margin increased 3 percentage points in comparison to 2005. This improvement was the result of volume increases and cost efficiencies, in particular, restructuring activities, material cost reductions and overall operational improvements. In addition, we benefited from the refunctionalization of some general corporate expenses out of costs of products and services and into operating expense, which is consistent with our current less manufacturing-intensive operations following the disposal of our semiconductor products and semiconductor test solutions businesses. In 2005, total gross margin increased 3 percentage points in comparison to 2004. The increase was attributable to our efforts to lower our cost structure and refine our operating model. In 2005, we benefited from a more variable cost structure through use of contract manufacturers and we reduced manufacturing costs by shifting production to lower-cost regions. These benefits continued through 2006.

        Operating margins in 2006 increased 4 percentage points as compared to 2005 due to continued restructuring activities and tighter controls on spending. In 2005 operating margin increased 4 percentage points compared to 2004. This was primarily due to savings from our restructuring efforts and a decrease in restructuring costs for research and development and selling, general and administrative expenses in 2005 compared to 2004.

        Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies, which enables fundamental advances across all businesses; communications, which creates technologies to enable pervasive access to information; life sciences, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement, which provides critical advances in test and measurement electronics and systems. Our research seeks to improve on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; software, systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology, optical switching and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, other research is on major new product releases, and yet other focused on developing new product segments for the future. Because of the large number of new and existing products and research and development projects across all of our businesses, it is difficult to quantify the impact of any specific products or projects either in the periods presented or on a forward looking basis.

        Income from continuing operations in 2006 was $1,437 million, which includes a gain of $901 million for the sale of our investment in Lumileds, an equity investment. The remaining increase in income from continuing operations, in comparison to the prior year, is attributable to an increase in revenue of $288 million, an increase in net interest income of $64 million and also attributable to the gain recorded in connection with the sale of two properties located in California for a net gain of approximately $121 million. Income from continuing operations in 2005 was $191 million, an increase of approximately $132 million in comparison to 2004. The increase was primarily driven by reduction in costs and expenses due to the incremental benefits of our restructuring programs and discretionary spending controls.

        At October 31, 2006, our headcount, on a continuing operations basis, was approximately 18,700 compared to 19,400 in 2005 and 19,800 in 2004. The decrease in workforce is predominantly due to infrastructure reduction in light of the recent business divestitures.

Provision for Income Taxes from Continuing Operations

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Provision for income taxes	$91	$142	$57

        For the year ended October 31, 2006, we recorded an income tax provision of $91 million on continuing operations as compared with an income tax provision of $142 million and $57 million on continuing operations for the years ended October 31, 2005 and 2004, respectively. The 2006 provision was recorded for taxes on income generated in jurisdictions other than the U.S. Income generated in the U.S. and, to a much lesser extent, losses incurred in certain foreign jurisdictions were offset by adjustments to their respective valuation allowances. The income tax provision also includes a benefit of $29 million related to the resolution of domestic tax-related issues for years covered by a Tax Sharing Agreement between Agilent and Hewlett-Packard. The Tax Sharing Agreement is related to the 2000 spin-off of Agilent from Hewlett-Packard.

        For 2006, the annual effective tax rate was 6.0 percent on continuing operations. The 6.0 percent continuing operations tax rate reflects taxes on the sale of our Lumileds joint venture at an effective tax rate of zero in the U.S. (due to the operation of the valuation allowance) and at low effective tax rates in other jurisdictions. In addition, the low continuing operations tax rate is a result of the $29 million benefit related to the resolution of issues covered by a Tax Sharing Agreement between Agilent and Hewlett-Packard. The tax rate for continuing operations does not include the impact of income from low-tax jurisdictions generated by our semiconductor products business and our semiconductor test solutions business which are now reported as discontinued operations.

        For 2005, the annual effective tax rate was 42.6 percent on continuing operations. This tax rate for continuing operations does not include the impact of income from low-tax jurisdictions generated by our semiconductor products business and our semiconductor test solutions business which are now reported as discontinued operations. Additionally, the repatriation tax of the American Jobs Creation Act of 2004 ("AJCA") caused a 7.2 percent increase in the 2005 effective tax rate as during 2005 we decided to repatriate earnings on which we had not previously provided U.S. taxes.

        For 2004, the annual effective tax rate was 49.1 percent on continuing operations. This tax rate for continuing operations does not include the impact of income from low-tax jurisdictions generated by our semiconductor products business and our semiconductor test solutions business which are now reported as discontinued operations. In addition, non-deductible goodwill increased the rate by 5.6 percent.

        On October 22, 2004, the AJCA was signed into law. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we distributed cash from our foreign subsidiaries and reported an extraordinary dividend (as defined in the AJCA) of $970 million and a related tax liability of approximately $48 million in our fiscal 2005 federal income tax return. For 2005, $23 million of the $48 million is provided for in the discontinued operations' provision for income taxes, while the remaining is provided for in the continuing operations' provision for income taxes.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. As a result of the incentives, the impact of the tax holidays decreased income taxes by $76 million, $54 million and $96 in 2006, 2005 and 2004, respectively. It is anticipated that these tax holidays will benefit Agilent in a similar way in 2007.

        During 2003, we established valuation allowances for the deferred tax assets of the U.S. and selected entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the

U.S and certain entities in foreign jurisdictions in recent years represented sufficient negative evidence under SFAS No. 109 to require full valuation allowances. We intend to maintain full valuation allowances until sufficient positive evidence exists to support the reversal.

        In connection with an Internal Revenue Service (IRS) audit of our U.S. federal income tax returns for 2000 through 2002, we received a Notice of Proposed Adjustment (NOPA) in October 2006 in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable. This claim relates to the use of Agilent's brand name by our foreign affiliates. We expect to receive a Revenue Agent's Report (RAR) with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws and that the chances of the IRS prevailing on the claim are remote. Accordingly, we will oppose the claimed adjustments vigorously. In accordance with SFAS No. 5, "Accounting for Contingencies", we have not accrued an income tax liability in our October 31, 2006 financial statements as we believe the possibility that the IRS will be successful in its claim for the adjustment is remote.

        For all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds

        Lumileds was a global joint venture between Agilent and KoninklijkePhilips Electronics N.V.("Philips"). Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Agilent sold its interest in Lumileds on November 28, 2005. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements were terminated. The purchase price paid by Philips under the Share Purchase Agreement was $949 million. In addition, Lumileds repaid the $51 million of outstanding principal debt and accrued interest under the Credit Agreement, dated as of November 30, 2001.

        Our equity in the net income of our unconsolidated affiliate including the gain on sale of our interest in Lumileds was $901 million in 2006, $42 million in 2005 and $29 million in 2004.

General Infrastructure and Shared Services

        For Agilent overall, in response to the divestiture and spin-off of our semiconductor businesses, we have decreased our infrastructure costs primarily through restructuring programs and streamlining our operations. We have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions. In 2006, savings for infrastructure costs associated with restructuring plans, IT data center and networking costs, IT project investments and cost controls were approximately $280 million compared with 2005. We passed these savings on to all our businesses according to usage of related services. The general infrastructure and shared services functions ended 2006 with approximately 2,750 employees, a decrease of approximately 1,160 employees from one year ago and a decrease of approximately 1,300 employees from two years ago. Over the past two years, general infrastructure and shared services headcount has dropped by approximately 1,190 people in the U.S. and Europe and has also dropped by approximately 110 people in Asia. Although reductions in infrastructure costs are largely complete as we have divested our semiconductor products business and spun-off our semiconductor test solutions business, we expect that a few key infrastructure areas such as IT and workplace services will continue to see savings in the next fiscal year.

Segment Overview

        During 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business See Note 3, "Discontinued Operations of Our Semiconductor Products Business" and Note 4, "Discontinued Operations of Our Semiconductor Test Solutions Business" to our consolidated financial statements for further information. With this reorganization, Agilent has two businesses — bio-analytical measurement and electronic measurement. In addition to the discussion below, also see Note 23, "Segment Information", to our consolidated financial statements.

Electronic Measurement

        Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

  Orders and Net Revenue

	Years Ended October 31,
				2006 over 2005 Change	2005 over 2004 Change
	2006	2005	2004
	(in millions)
Orders	$3,447	$3,282	$3,180	5%	3%

Net revenue from products	$2,914	$2,758	$2,752	6%	—
Net revenue from services and other	505	507	473	—	7%

Total net revenue	$3,419	$3,265	$3,225	5%	1%

        The order and revenue information below reflects a characterization using a new methodology for defining "communications test" and "general purpose test" as the markets into which our products are sold. This is a change from our previous classification method which relied on product type as the primary classification mechanism.

        Compared to 2005, electronic measurement experienced a 5 percent increase in orders. Order growth was driven by strength in electronic manufacturing test, wireless component test, and signal sources for both aerospace/defense and wireless communication applications. The 3 percent increase in orders in 2005 compared to 2004 was related to significant growth in our wireline communications test businesses while wireless communications test orders grew only slightly in that period.

        Electronic measurement revenues were up 5 percent year-over-year in 2006 mainly attributable to increased volumes. Communications test made up approximately 43 percent of the electronic measurement revenues for the year, and wireless test made up approximately 82 percent of communications test. Communication test revenues were down 3 percent year-over-year, with a 14 percent year-over-year decline in wireline test and wireless test flat to last year. The decline in wireline test was driven by weakness in the router test and network monitoring businesses, while growth in wireless design software and wireless R&D were offset by weakness in the wireless network monitoring market. General purpose test revenues grew 11 percent over 2005, with strength in semiconductor design and verification, aerospace/defense and consumer electronic manufacturing applications. In 2005 segment revenues increased 1 percent compared to 2004 due to the strength of our signal analyzers and signal generator-related products, telecom service provider network integration and next-generation IP services.

        Looking forward to 2007, we anticipate revenue growth to be driven by opportunities tied to the continued development and deployment of multi-media (voice, data, audio, video) wireless services, proliferation of broadband and triple-play wireline offerings, expansion of the breadth of our product offerings, and growth in nanotechnology applications.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2006 versus 2005 and 2005 versus 2004.

	Years Ended October 31,
				2006 over 2005 Change	2005 over 2004 Change
	2006	2005	2004
Total gross margin	56%	53%	51%	3 ppts	2 ppts
Operating margin	14%	11%	9%	3 ppts	2 ppts
Research and development	$463	$450	$426	3%	6%
Selling, general and administrative	$981	$926	$940	6%	(1)%
Income from operations	$479	$360	$279	33%	29%

        Over the past three years, we have implemented cost reduction and restructuring plans to help lower our cost structure. Our electronic measurement business ended 2006 with approximately 11,850 employees, an increase of approximately 400 employees from one year ago. The increase in workforce has occurred primarily in lower cost geographies.

        Gross margin for products and services increased 3 percentage points year-over-year in 2006. Gross margin for products and services increased 2 percentage points in 2005 compared to 2004. The improvement for all periods were driven by some volume increases and also by restructuring activities, material cost reductions, lower inventory charges and overall operational improvements.

        Operating margin increased 3 percentage points in 2006 compared to 2005, with improved gross margins driving almost all of the change. Operating margin increased 2 percentage points in 2005 compared to 2004, and was driven by savings in selling, general and administrative expenses offset by increases in research and development expenditure.

  Income from Operations

        Income from operations increased in 2006 by $119 million compared to 2005 on a revenue increase of $154 million. Restructuring through selective workforce reductions, reductions in our cost structure, improved material costs, lower inventory charges and overall operational improvements helped comparative operating results, with most of the improvement coming from better gross margins. In absolute dollars cost of sales was down 2 percent from 2005 while revenue increased by 5 percent over the same period.

        Income from operations increased in 2005 by $81 million compared to 2004 on a revenue increase of $40 million. Restructuring through workforce reductions, reduction in our cost structure and discretionary spending controls helped comparative operating results.

Bio-analytical Measurement

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our seven key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services. The business continued to achieve solid growth in 2006, with both orders and revenue growing by 9 percent, compared to 2005, and operating income up 22 percent. All seven key product categories contributed to the overall growth of the bio-analytical measurement segment. In 2005 sustained growth was recorded compared to 2004 with orders and net revenue increasing by 12 percent and 7 percent respectively and operating income up 6 percent.

  Orders and Net Revenue

	Years Ended October 31,
				2006 over 2005 Change	2005 over 2004 Change
	2006	2005	2004
	(in millions)
Orders	$1,628	$1,491	$1,332	9%	12%

Net revenue from products	$1,211	$1,096	$1,034	10%	6%
Net revenue from services and other	$343	325	299	6%	9%

Total net revenue	$1,554	$1,421	$1,333	9%	7%

        Bio-analytical measurement business orders continued to grow, achieving record levels in 2006. In both 2005 and 2006, growth was achieved in all geographies, with the highest rates achieved in Asia and Europe. Results were consistent with our normal seasonal pattern and reflected strong demand across virtually all of our markets.

        Chemical analysis orders, representing approximately 57 percent of bio- analytical measurement, grew 8 percent in 2006 compared to 2005. During the year, we continued to see strength from the food and environmental segments due to increased testing demands from new regulations enacted in Europe and Asia, particularly China and India. These regulatory changes led to strong demand for our gas chromatography, liquid chromatography and mass spectrometry solutions that are used for food and environmental testing. Also new products such as the triple quadrupole ("QQQ") mass spectrometer which sell into these segments were well received. In addition, higher average oil prices for the year continue to drive demand for our instrumentation in the hydrocarbon processing and petrochemical industries. Chemical analysis orders grew 11 percent in 2005 compared to 2004 driven by demand for environmental testing solutions in Asia and strength in US Government spending relating to homeland security.

        Life science orders, representing approximately 43 percent of bio- analytical measurement, grew 11 percent for the 2006 year compared to 2005. This double digit growth was aided by the broad and rapid acceptance of recently introduced products such as the 1200 rapid resolution liquid chromatograph, QQQ mass spectrometer, new liquid chromatography columns, and new microarrays. During the year, we saw strong demand from contract research organizations and generic drug manufacturers in Europe and Asia, which helped offset a mostly soft spending year for large pharmaceuticals in the Americas region. Life science orders grew 14 percent in 2005 compared to 2004 driven primarily by biotechnology and increased demand from generic drug manufacture.

        Revenues for the year grew 9 percent in 2006 compared to 2005. Both chemical analysis and life sciences had solid annual growth finishing the year at 9 percent and 10 percent respectively. Chemical analysis continues to see strong demand for our food and environmental testing solutions, which use instruments in the areas of liquid and gas chromatography and gas chromatography mass spectrometry. In life sciences, demand from contract research organizations and generic drug manufacturers for product such as microarrays, liquid and gas chromatography mass spectrometry products contributed to this segment's growth. In 2005, chemical analysis grew 5 percent compared to 2004, with most of this growth driven by increasing environmental testing in Asia, while in life science; this segment grew 9 percent, as growth in this segment was driven by increased demand from generic drug manufacturers.

        Looking forward to 2007, we anticipate order and revenue to grow from 2006 levels, with strength across both our chemical analysis and life science businesses. We anticipate growth to be driven by recently released products such as rapid resolution liquid chromatography, enhanced single quadrupole liquid chromatography/mass spectrometry, QQQ, mass spectrometer, and quadrupole time-of-flight ("QTOF") mass spectrometry systems.

  Gross Margin and Operating Margin

        The following table shows the bio-analytical measurement business's margins, expenses and income from operations for 2006 versus 2005, and 2005 versus 2004.

	Years Ended October 31,
				2006 over 2005 Change	2005 over 2004 Change
	2006	2005	2004
Total gross margin	52%	50%	48%	2 ppts	2 ppts
Operating margin	15%	14%	14%	1 ppt	—
Research and development	$143	$136	$117	5%	16%
Selling, general and administrative	$430	$377	$342	14%	10%
Income from operations	$240	$197	$186	22%	6%

        Gross margin in 2006 from products and services increased 2 percentage points compared to the same period last year. The improvement in gross margin was driven by increased revenue, manufacturing overhead efficiencies, and a decrease in general infrastructure costs. Gross margins increased by 2 percentage points in 2005 compared with 2004 due to revenue growth, improved microarray production processes, and increased efficiencies in support delivery.

        Research and development expenses in 2006 increased by 5 percent compared to the same period last year. This increase is due to continued investment in life sciences, increase in headcount from acquisitions, program spending to support our new product releases for this year, and higher general infrastructure costs. Research and development costs increased by 16 percent in 2005 compared to 2004 primarily due to investment to support new product introductions, acquisition activity and Life Science businesses.

        Selling, general, and administrative expenses in 2006 increased 14 percent compared to the same period last year. This is due to higher employee-related costs, incremental headcount from acquisitions, product launch expense to support new product releases, and higher general infrastructure costs. Selling, general and administrative expenses increased by 10 percent in 2005 compared to 2004 primarily due to increased infrastructure costs and integration expenses to support acquisitions.

        Operating margins increased by 1 percentage point in 2006 compared to 2005. This is due to higher revenues and operational efficiencies offsetting the higher investments we made in research and development and selling, general, and administrative to accommodate growth. In 2005, operating margins were flat compared to 2004, as we heavily invested in research and development and small headcount increases in selling, general, and administrative to support growth.

  Income from Operations

        Income from operations increased 22 percent in 2006 compared to 2005 due to increased revenue and operational efficiencies that offset higher investments and higher general infrastructure costs that were made in research and development and selling, general, and administrative to support our growth. Operating income increased 6 percent in 2005 compared to 2004 due to increased revenue.

Discontinued Operations of Our Semiconductor Products Business

        On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. ("Avago"). Under the terms of the Asset Purchase Agreement ("APA"), Agilent received approximately $2.6 billion in cash proceeds. For further information, see Note 3, "Discontinued Operations of our Semiconductor Products Business", to our consolidated financial statements.

        Discontinued operations results for our semiconductor products business for the past three years, including the gain from sale in the year ended October 31, 2006, are summarized in the table below. In the year ended October 31, 2005, the results include the camera module business, which was sold in February 2005.

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Net revenue	$141	$1,796	$2,021
Costs, expenses and other income (expense), net	133	1,564	1,779

Income from discontinued operations	8	232	242
Gain on sale of discontinued operations	1,816	—	—

Income from and gain on sale of discontinued operations before taxes	1,824	232	242
Provision for taxes	8	46	—

Income from and gain on sale of discontinued operations, net	$1,816	$186	$242

Discontinued Operations of Our Semiconductor Test Solutions Business

        On August 15, 2005, Agilent announced its intention to separate its semiconductor test solutions business, Verigy, into a stand-alone publicly traded company. During the third quarter of fiscal 2006, Verigy completed the initial public offering ("IPO") of 8.7 million of its ordinary shares at a price of $15 per share for total net proceeds of $121 million. As part of the offering, Agilent made a payment to Verigy of $19 million, the amount by which the net IPO proceeds were insufficient to complete the agreed-upon Verigy initial capitalization of $140 million. As a result of the IPO, Agilent recorded additional paid-in capital of $74 million related to the excess of the IPO price over the book value of the shares sold. Following the offering, Agilent owned 50 million shares or approximately 85 percent of Verigy's ordinary shares.

        On October 31, 2006, Agilent completed the spin-off of Verigy by distributing its remaining 85 percent equity interest in Verigy to Agilent stockholders. The spin-off was effected by way of a pro rata non-cash dividend to Agilent stockholders, which reduced retained earnings by $310 million. In the distribution, Agilent distributed to its stockholders .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of close of market on October 16, 2006. In the aggregate, Agilent distributed 50 million Verigy ordinary shares to Agilent stockholders. Based on the closing price for Verigy ordinary shares on the NASDAQ Global Select Market on October 31, 2006 of $16.80 per share, the aggregate market value of the shares distributed in the distribution was $840 million. The historical results of Verigy have been reflected as discontinued operations in the consolidated financial statements for all periods presented. For further information, see Note 4, "Discontinued Operations of our Semiconductor Test Solutions Business", to our consolidated financial statements.

        The following table summarizes results from discontinued operations for the presented periods ended October 31 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Net revenue	$777	$454	$604
Costs and expenses	703	489	522

Income (loss) from discontinued operations	74	(35)	82
Other income (expense), net	—	(2)	—

Income (loss) from discontinued operations before taxes	74	(37)	82
Provision for taxes	20	13	14

Net income (loss) from discontinued operations	$54	$(50)	$68

Indemnifications

        In connection with the divestitures of our semiconductor products and semiconductor test businesses in 2006, we have provided indemnities to Verigy and Avago against certain damages which they might incur related to the businesses of Agilent not transferred to them and other defined categories of liability. These new indemnity obligations are in addition to preexisting indemnities to Hewlett Packard in connection with our activities prior to our spin-off from HP; indemnities to our officers and directors for certain liabilities which they might incur as a result of their service to Agilent; and other indemnifications which are customary in our industry or provided for in local law in the U.S. and other jurisdictions in connection with our commercial operations. These indemnities are described in greater detail in Note 17, "Guarantees", to our consolidated financial statements.

Financial Condition

  Liquidity and Capital Resources

        Our financial position remained strong at October 31, 2006, with cash and cash equivalents of $2,262 million as compared to $2,226 million at October 31, 2005.

  Net Cash Provided by Operating Activities

        We generated cash from continuing operations of $431 million in 2006 compared to $656 million in 2005.

        We paid approximately $156 million in taxes during 2006 as compared to $75 million in 2005. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

        We also made higher disbursements for restructuring activities of $166 million during 2006, primarily in the form of severance payments, compared to $110 million during 2005. The restructuring payments were more than offset by proceeds from the real estate sales related to the consolidation of excess facilities as reported in the investing section below. We have also paid approximately $155 million during 2006 under our variable pay programs, as compared to approximately $83 million paid out during 2005.

        In 2006, accounts receivable generated cash of $8 million versus cash generated of $47 million in 2005. Days sales outstanding was reduced to 47 days in 2006 as compared to 49 days in 2005. Though revenue increased by 6 percent year-over-year, decline in day's sales outstanding reflects continuing improvement in receivables management. In 2006, accounts payable generated cash of $56 million versus cash generated of $19 million in 2005. Inventory used cash of $55 million in 2006 compared to $12 million generated in 2005. Inventory days on hand were 95 days in 2006 compared to 90 days in 2005.

        We contributed $41 million to fund our U.S. defined benefit plan in 2006 and 2005, respectively. In 2006, we contributed $76 million to fund our international defined benefits plans, compared to $34 million in 2005. In 2006, total pension plan contributions were $117 million, or 56 percent more than in 2005. In 2007, we expect funding requirements for our various benefit plans to decrease to a total of approximately $39 million. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. As the value of our assets increases relative to our future projected obligations we will make smaller contributions to maintain our funded status. In 2006, we recorded an additional minimum pension liability for $112 million as several of our non-U.S. defined benefit retirement plans had accumulated benefit obligations in excess of the fair value of plan assets. The establishment of the additional minimum liability also resulted in a net long term deferred tax asset for $34 million.

        Net cash provided by operating activities from discontinued operations related to semiconductor products business was $7 million during 2006 as compared to $256 million in 2005. We completed the sale of our semiconductor products business in December 2005.

        Net cash provided by operating activities from discontinued operations related to semiconductor test solutions business was $196 million during 2006 as compared to $13 million used in 2005. We completed the spin-off of our semiconductor test solutions business in October 2006.

  Net Cash Provided by (Used in) Investing Activities

        Net cash provided by investing activities of continuing operations 2006 was $1,838 million compared to $159 million used in the same period in 2005.

        In December 2005, we completed the divestiture of our semiconductor products division for $2.5 billion net of transaction costs and taxes. In November 2005, we also completed the sale of our ownership in Lumileds to Philips for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds. Sale of ownership in Lumileds resulted in a gain of approximately $901 million.

        Restricted cash, cash equivalents and investments, net, increased by $1,584 million in 2006 as compared to a $22 million increase in 2005. In connection with the financing described under "Net Cash Provided by (Used in) Financing Activities" below, Agilent Technologies (Cayco) Limited, a wholly owned subsidiary of Agilent Technologies World Trade, Inc. ("World Trade"), which is in turn a wholly owned subsidiary of Agilent, is required to hold short-term investments. These short-term investments have been disclosed as restricted cash and cash equivalents on our consolidated balance sheet.

        Investments in property, plant and equipment were $185 million, an increase of $57 million from 2005. The increase in the capital expenditure was due to our site restructuring following the semiconductor products division divestiture and spin-off of our semiconductor test solutions business. Proceeds from sale of property, plant and equipment were $207 million in 2006 as compared to $54 million in 2005. During 2006, we sold our Palo Alto site and San Jose site for a total consideration of approximately $186.5 million. We also purchased minority interests in consolidated joint ventures for $104 million during 2006 which included primarily the remaining minority interest of 49 percent in Yokogawa Analytical Systems for $98 million. In addition, we invested $50 million in the acquisitions of businesses and intangible assets, net of cash in 2006 compared to $64 million in 2005. Proceeds from the sale of short-term investments were $25 million in 2006.

        Net cash used in investing activities of discontinued operations related to our semiconductor products business was $6 million in 2006 as compared to cash used of $27 million during 2005. Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business was $36 million in 2006 as compared to cash used of $14 million during 2005.

  Net Cash Provided by (Used in) Financing Activities

        Net cash used in financing activities in 2006 was $2,548 million compared to $780 million used in 2005.

        Our board of directors authorized a stock repurchase program of up to $4.466 billion in 2005 and up to an additional $2 billion by the end of fiscal 2008. We completed $4.466 billion stock repurchase program in 2006. In addition we also repurchased our common stock for $56 million under the 2006 program. As of October 31, 2006, we have acquired approximately 127 million shares of our common stock under both programs. Proceeds from issuance of common stock under employee stock plans were $547 million and $198 million during 2006 and 2005, respectively. The increase in the proceeds was primarily due to the higher exercise rate of options as a result of a higher Agilent stock price and modifications to the terms of the options held by employees of our semiconductor products business. The modification effected the acceleration of vesting for all unvested options as part of the divestiture of the semiconductor products business.

        We distributed $300 million upon separation of our semiconductor test solutions business ("Verigy") on October 31, 2006. This amount was held by Verigy as of October 31, 2006. Agilent also made a payment of $19 million pursuant to master separation agreement, the amount by which the aggregate net proceeds from Verigy IPO were less than $140 million. For further details, see Note 4, "Discontinued operations of our semiconductor test solutions business", to our consolidated financial statements.

        In January 2006, World Trade entered into a Master Repurchase Agreement and related Confirmation (together, the "Repurchase Agreement") with a counterparty pursuant to which World Trade sold to the counterparty 15,000 Class A preferred shares having an aggregate liquidation preference of $1.5 billion of its wholly owned subsidiary, which has its own assets and liabilities, and received $1.5 billion in cash. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty the preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of World Trade to repurchase the preferred shares has been treated as long-term debt on our consolidated balance sheet.

        In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program. In January 2006, we applied $700 million of the proceeds from the Repurchase Agreement to repay the full amount borrowed under the Credit Agreement. The senior secured term borrowing facility expired in the first quarter of 2006.

        Net cash provided by financing activities of discontinued operations related to our semiconductor test solutions business was $140 million in 2006. During the third quarter of 2006, Verigy completed their initial public offering ("IPO") of 8.7 million shares. In addition, the underwriters of the IPO exercised a portion of their over-allotment options. Total proceeds from IPO and exercise of over-allotment options by underwriters were $121 million, net. Agilent made a payment of an additional $19 million pursuant to master separation agreement, the amount by which the aggregate net proceeds from Verigy IPO were less than $140 million.

  Other

        We have contractual commitments for non-cancelable operating leases. See Note 18, "Commitments and Contingencies", to our consolidated financial statements for further information on our non-cancelable operating leases.

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

        On April 13, 2005, Standard & Poor's Rating Services ("S&P") raised its corporate credit and senior unsecured debt ratings of Agilent to "BB+" from "BB", revising their rating outlook to "stable" from "positive". On August 15, 2005, S&P raised its rating outlook on Agilent to "positive", but left the company's corporate credit and senior unsecured debt ratings unchanged. On December 11, 2006, Moody's Investors Service ("Moody's") upgraded their corporate family rating and probability of default rating of Agilent from "Ba2" to "Ba1" and revised their rating outlook to positive, leaving unchanged the speculative grade liquidity rating of "SGL-1".

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

        The following table summarizes our total contractual obligations at October 31, 2006 for continuing operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$79	$106	$41	$37
Commitments to contract manufacturers and suppliers	426	—	—	—
Other purchase commitments	7	6	3	1
Retirement plans	39	—	—	—

Total	$551	$112	$44	$38

        Operating leases.    Commitments under operating leases relate primarily to leasehold property.

        Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 36 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill all purchase commitments for inventory within one year.

        In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2006, the liability for our firm, non-cancelable, and unconditional purchase commitments was $9 million, compared with $11 million as of October 31, 2005. These amounts are included in other accrued liabilities in our consolidated balance sheet.

        Other purchase commitments.    These relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

        Retirement plans.    Retirement plan funding includes the expected tax-deductible contribution planned for 2007. Funding projections beyond the current year are not practical to estimate due to the rules affecting tax deductible contributions and the impact from asset performance and interest rates.

        We had no material off-balance sheet arrangements as of October 31, 2006 or October 31, 2005.

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

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues in 2006, 64 percent of our revenues in 2005 and 65 percent of our revenues in 2004 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2006 and October 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        We have completed integrated audits of Agilent Technologies, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

  Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" as of November 1, 2005 and changed the manner in which it accounts for share-based compensation in fiscal 2006.

  Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 22, 2006

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2006	2005	2004
	(in millions, except per share data)
Net revenue:
Products	$4,125	$3,854	$3,783
Services and other	848	831	773

Total net revenue	4,973	4,685	4,556
Costs and expenses:
Cost of products	1,799	1,817	1,939
Cost of services and other	516	504	453

Total costs	2,315	2,321	2,392
Research and development	655	650	599
Selling, general and administrative	1,660	1,498	1,502
Gain on sale of Palo Alto and San Jose site	(121)	—	—

Total costs and expenses	4,509	4,469	4,493

Income from operations	464	216	63
Other income (expense), net	163	75	24

Income from continuing operations before taxes and equity income	627	291	87
Provision for income taxes	91	142	57
Equity in net income of unconsolidated affiliate (including gain) — Lumileds	901	42	29

Income from continuing operations	1,437	191	59
Income from and gain on sale of discontinued operations of our semiconductor products business (net of tax expense of $8 million in 2006, $46 million in 2005, and zero million in 2004)	1,816	186	242
Income (loss) from discontinued operations of our semiconductor test solutions business (net of tax expense of $20 million in 2006, $13 million in 2005, and $14 million in 2004)	54	(50)	68

Net income	$3,307	$327	$369

Net income (loss) per share — Basic:
Income from continuing operations	$3.33	$0.38	$0.12
Income from and gain on sale of discontinued operations of our semiconductor products business, net	4.21	0.38	0.50
Income (loss) from discontinued operations of our semiconductor test solutions business, net	0.13	(0.10)	0.14

Net income per share — Basic	$7.67	$0.66	$0.76

Net income (loss) per share — Diluted:
Income from continuing operations	$3.26	$0.38	$0.12
Income from and gain on sale of discontinued operations of our semiconductor products business, net	4.12	0.37	0.49
Income (loss) from discontinued operations of our semiconductor test solutions business, net	0.12	(0.10)	0.14

Net income per share — Diluted	$7.50	$0.65	$0.75

Weighted average shares used in computing net income (loss) per share:
Basic	431	494	483
Diluted	441	500	490

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2006	2005
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,262	$2,226
Short term investments	—	25
Accounts receivable, net	692	678
Inventory	627	612
Other current assets	377	288
Current assets of discontinued operations, semiconductor products business	—	423
Current assets of discontinued operations, semiconductor test solutions business	—	195

Total current assets	3,958	4,447
Property, plant and equipment, net	775	855
Goodwill and other intangible assets, net	468	345
Restricted cash and cash equivalents	1,606	22
Other assets	562	611
Non-current assets of discontinued operations, semiconductor products business	—	419
Non-current assets of discontinued operations, semiconductor test solutions business	—	52

Total assets	$7,369	$6,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$378	$323
Employee compensation and benefits	414	522
Deferred revenue	225	205
Income and other taxes payable	390	474
Other accrued liabilities	131	158
Current liabilities of discontinued operations, semiconductor products business	—	150
Current liabilities of discontinued operations, semiconductor test solutions business	—	104

Total current liabilities	1,538	1,936
Long-term debt	1,500	—
Retirement and post-retirement benefits	288	381
Other long-term liabilities	395	341
Other long-term liabilities of discontinued operations, semiconductor test solutions business	—	12

Total liabilities	3,721	2,670
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 535 million shares at October 31, 2006 and 512 million shares at October 31, 2005 issued	5	5
Treasury stock at cost; 127 million shares at October 31, 2006 and 9 million shares at October 31, 2005	(4,525)	(290)
Additional paid-in-capital	6,605	5,878
Retained earnings (accumulated deficit)	1,534	(1,463)
Accumulated other comprehensive income (loss)	29	(49)

Total stockholders' equity	3,648	4,081

Total liabilities and stockholders' equity	$7,369	$6,751

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$3,307	$327	$369
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	1,816	186	242
Less: income (loss) from discontinued operations of our semiconductor test solutions business, net	54	(50)	68

Income from continuing operations	1,437	191	59
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	170	180	212
Deferred taxes	(19)	(12)	(53)
Excess and obsolete inventory-related charges	38	59	16
Non-cash restructuring and asset impairment charges	40	26	34
Net gain on sale of investments	(11)	(8)	—
Gain on sale and undistributed equity in net income of Lumileds	(901)	(42)	(29)
Net gain on sale of assets and divestitures	(114)	(18)	—
Share-based compensation	94	8	7
Net pension curtailment and settlement gains	(23)	—	—
Other	5	8	—
Changes in assets and liabilities:
Accounts receivable	8	47	35
Inventory	(55)	12	13
Accounts payable	56	19	49
Employee compensation and benefits	(101)	17	25
Income taxes and other taxes payable	(72)	122	(50)
Other current assets and liabilities	(70)	(24)	(33)
Other long-term assets and liabilities	(51)	71	22

Net cash provided by operating activities of continuing operations	431	656	307
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	7	256	238
Net cash provided by (used in) operating activities of discontinued operations related to our semiconductor test solution business	196	(13)	125

Net cash provided by operating activities	634	899	670
Cash flows from investing activities:
Investments in property, plant and equipment	(185)	(128)	(79)
Proceeds from the sale of property, plant and equipment	207	54	34
Investments in equity securities	(5)	(10)	(14)
Proceeds from the sale of Lumileds and other investments	974	22	—
Proceeds from divestitures	—	8	—
Net proceeds from sale of discontinued operations	2,510	—	—
Increase in restricted cash, cash equivalents and investments, net	(1,584)	(22)	—
Payment of loan receivable	50	6	—
Proceeds (purchases) of short-term investments, net	25	(25)	—
Purchase of minority interest, primarily Yokogawa Analytical Systems	(104)	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	(50)	(64)	(18)

Net cash provided by (used in) investing activities of continuing operations	1,838	(159)	(77)
Net cash used in investing activities of discontinued operations related to our semiconductor products business	(6)	(27)	(32)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	(36)	(14)	(5)

Net cash provided by (used in) investing activities	1,796	(200)	(114)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	547	198	137
Treasury stock repurchases	(4,235)	(290)	—
Distribution on spin-off of subsidiary (our semiconductor test solutions business)	(300)	—	—
Redemption of convertible debentures, net	—	(684)	—
Capital contributions to subsidiary (our semiconductor test solutions business)	(19)	—	—
Proceeds from term facility	700	—	—
Repayment of term facility	(700)	—	—
Debt issuance costs	(25)	—	—
Cash distribution to minority interest in consolidated joint venture	(16)	—	—
Long term debt	1,500	—	—
Net payments (borrowings) related to notes payable and short-term borrowings	—	(4)	1

Net cash provided by (used in) financing activities of continuing operations	(2,548)	(780)	138
Net cash provided by financing activities of discontinued operations related to our semiconductor test solutions business	140	—	—

Net cash provided by (used in) financing activities	(2,408)	(780)	138
Effect of exchange rate movements	14	(8)	14
Net increase (decrease) in cash and cash equivalents	36	(89)	708
Cash and cash equivalents at beginning of year	2,226	2,315	1,607

Cash and cash equivalents at end of year	$2,262	$2,226	$2,315

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Additional Paid-in Capital			Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2003	476,149	$5	$4,984	—	—	$(2,159)	$(6)	$2,824
Components of comprehensive income:
Net income	—	—	—	—	—	369	—	369
Change in unrealized gain on investment	—	—	—	—	—	—	5	5
Change in foreign currency translation	—	—	—	—	—	—	103	103
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	2	2
Change in minimum pension liability	—	—	—	—	—	—	132	132
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	(77)	(77)

Total comprehensive income								534

Shares issued for employee benefit plans and other	9,920	—	193	—	—	—	—	193
Issuance of common stock for an acquisition	772	—	18	—	—	—	—	18

Balance as of October 31, 2004	486,841	5	5,195	—	—	(1,790)	159	3,569
Components of comprehensive income:
Net income	—	—	—	—	—	327	—	327
Change in unrealized gain on investments	—	—	—	—	—	—	16	16
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	19	19
Change in foreign currency translation	—	—	—	—	—	—	(83)	(83)
Change in minimum pension liability	—	—	—	—	—	—	(169)	(169)
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	9	9

Total comprehensive income								119

Shares issued for employee benefit plans and other	11,165	—	198	—	—	—	—	198
Repurchase of common stock	—	—	—	(8,877)	(290)	—	—	(290)
Other share-based compensation arrangements	—	—	18	—	—	—	—	18
Shares issued for convertible debt	14,471	—	467	—	—	—	—	467

Balance as of October 31, 2005	512,477	5	5,878	(8,877)	(290)	(1,463)	(49)	4,081
Components of comprehensive income:
Net income	—	—	—	—	—	3,307	—	3,307
Change in unrealized gain on investments	—	—	—	—	—	—	(1)	(1)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	46	46
Change in minimum pension liability	—	—	—	—	—	—	58	58
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	(21)	(21)

Total comprehensive income								3,385

Shares issued for employee benefit plans	22,632	—	547	—	—	—	—	547
Repurchase of common stock	—	—	—	(117,855)	(4,235)	—	—	(4,235)
Share-based compensation	—	—	106	—	—	—	—	106
Gain on sale of subsidiary stock, Verigy	—	—	74	—	—	—	—	74
Spin-off of our semiconductor test solutions business	—	—	—	—	—	(310)	—	(310)

Balance as of October 31, 2006	535,109	$5	$6,605	(126,732)	$(4,525)	$1,534	$29	$3,648

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview and Summary of Significant Accounting Policies

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

        In the first quarter of 2006, we completed the divestiture of our semiconductor products business. The results of our semiconductor products business are presented as a discontinued operation for all periods in the consolidated financial statements included herein. See Note 3, "Discontinued Operations of Our Semiconductor Products Business." In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., ("Verigy"). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of operations and financial position of Verigy are included in the consolidated financial statements of Agilent and reported as discontinued operations. See Note 4, "Discontinued Operations of Our Semiconductor Test Solutions Business."

        Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with U.S. GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated balance sheet, statement of operations and cash flows for all periods presented.

        Reclassifications.    Amounts in the consolidated financial statements as of and for the years ended October 31, 2005 and October 31, 2004 were reclassified to conform to the presentation used in 2006. See Note 3, "Discontinued Operations of Our Semiconductor Products Business," Note 4, "Discontinued Operations of Our Semiconductor Test Solutions Business" and Note 7, "Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds" for a discussion relating to these reclassifications.

        Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method.

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, share-based compensation, inventory valuation, investment impairments, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

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

        Share-based compensation.    For the year ended 2006, we accounted for share-based awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting in accordance with SFAS, No.123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which was effective November 1, 2005 for Agilent. Under the fair value method, we recorded compensation expense in our consolidated statement of operations for share-based awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for proforma disclosure under SFAS No. 123 were in effect for expense recognition purposes. Additionally, we recorded compensation expense using the fair value method for all share-based awards granted after November 1, 2005. We recorded SFAS No. 123 (R) compensation expense in continuing operations of $94 million in 2006. See Note 2, "New Accounting Pronouncements", for new accounting pronouncements affecting share-based awards beginning November 1, 2005.

        Through year end 2005, we accounted for share-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, we recorded compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee share-based award was less than the market price of the underlying stock on the date of the grant. Compensation expense was also recorded for the LTPP using the variable accounting method. We recorded APB No. 25 compensation expense in continuing operations of $8 million in 2005 and $7 million in 2004. The APB No. 25 compensation expense in 2005 and 2004 primarily related to our LTPP. We issue new shares for award exercises.

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

        Warranty.    Our standard warranty terms typically extend for one year from the date of delivery, but our current reserve balance includes three year agreements from prior periods. We accrue for standard warranty costs in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 17, "Guarantees".

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue, and the associated expense is recorded in cost of products for all periods presented.

        Goodwill and purchased intangible assets.    Our accounting complies with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Goodwill is not amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

        Advertising.    Advertising costs are expensed as incurred and amounted to $44 million in 2006, $33 million in 2005 and $46 million in 2004 for Agilent continuing operations.

        Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. For fiscal year 2006 the number of shares assumed to be purchased also considered the amount of unrecognized compensation cost for future service as required under SFAS No. 123(R). Diluted net income per share for fiscal years 2006, 2005 and 2004 excluded the potentially dilutive effect of 8 million, 49 million and 41 million options to purchase common stock, respectively, as their effect was antidilutive. Fiscal year 2004 also excluded shares issuable upon conversion of our then outstanding $1.15 billion senior convertible debenture as the effect was not dilutive for this period, using the if-converted method pursuant to SFAS No. 128, "Earnings per Share". Our convertible debt was redeemed as of September 9, 2005 and therefore no longer outstanding nor part of the computation in 2006.

        Cash, cash equivalents and short-term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        Approximately 20 percent of our cash and cash equivalents is held in the U.S., and 60 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 8 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from cash investments.

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

        Restricted cash and cash equivalents was $1.6 billion in 2006, $22 million in 2005 and zero in 2004.

        Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents and short-term investments, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of equity investments is determined using quoted market prices for those securities where available.

        Concentration of credit risk.    We sell the majority of our products through our direct sales force. No single customer accounted for 10 percent or more of the combined accounts receivable balance at October 31, 2006 or 2005. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

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

        The derivatives entered into by Agilent are designated either as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in income in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of stockholders' equity. These amounts are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Fair value hedges are recorded in net income and are offset by the changes in fair value of the underlying assets or liabilities being hedged. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2006, 2005 and 2004 was not significant.

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

        Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from 1 to 20 years. Certain leases contain renewal options for periods up to 20 years. These operating leases are accounted for in accordance with SFAS No. 13, "Accounting for Leases."

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

        Employee compensation and benefits    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $133 million as of October 31, 2006 and $145 million as of October 31, 2005.

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

2.     New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding implementation issues related to SFAS No. 123 (R).

        We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005, the first day of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards, except for the non-vested performance shares under the LTPP. For the LTPP, we are using a Monte Carlo simulation to estimate grant date fair value as required by SFAS No. 123 (R). Compensation expense for all share-based equity awards issued after November 1, 2005 is being recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we are recognizing compensation expense based on the accelerated method described in FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). The adoption of SFAS No. 123 (R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123 (R) had a material impact on our consolidated financial statements in 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note 5, "Share-Based Compensation" for more information on the impact of the new standard.

        In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS No. 123 (R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," ("FSP SFAS No. 123 (R)-3"). FSP SFAS No. 123 (R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123 (R). SFAS No. 123 (R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the guidance in FSP SFAS No. 123 (R)-3 to calculate our APIC Pool. FSP SFAS No. 123 (R)-3 was effective immediately. The adoption of the FSP did not have an impact on our overall results of operations or financial position.

        In June 2006, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)," ("EITF No. 06-3"). EITF No. 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF No. 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. EITF No. 06-3 requires retrospective application. We will be adopting this pronouncement beginning in the first quarter of fiscal year 2007, and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN No. 48"). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN No. 48 on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively with some exceptions that will be accounted for as a cumulative-effect adjustment. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial position.

        In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged and will be accounted for as a cumulative-effect adjustment. We are currently evaluating the impact of SAB No. 108 on our consolidated financial position, results of operations or cash flows.

3.     Discontinued Operations of Our Semiconductor Products Business

        On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. ("Avago"). Under the terms of the Asset Purchase Agreement ("APA"), Agilent received approximately $2,559 million in cash proceeds. The following table shows the components of the gain from sale of discontinued operations, net of taxes as of October 31, 2006:

(in millions)
Proceeds, net of working capital adjustments	$2,559
Book value of net assets disposed of	(707)
Costs of disposition, net	(36)

Gain on sale of discontinued operations	1,816
Income taxes	6

Gain on sale of discontinued operations, net	$1,810

        Subsequent to the quarter ended January 31, 2006, we adjusted the gain on sale of discontinued operations by $23 million which includes $21 million for working capital and other adjustments and $2 million for the disposal of fixed assets. The $36 million costs of disposition are reported net of a gain of $51 million for pension curtailments and settlements. The tax impact of the sale of our semiconductor products business reflects the utilization of the valuation allowance within the U.S. and a low effective tax rate in other jurisdictions.

        Our consolidated financial statements reflect our semiconductor products business as a discontinued operation in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The following table summarizes results from discontinued operations of our semiconductor products business for the periods ended October 31 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Net revenue	$141	$1,796	$2,021
Costs, expenses and other income (expense), net	133	1,564	1,779

Income from discontinued operations	8	232	242
Gain on sale of discontinued operations	1,816	—	—

Income from and gain on sale of discontinued operations before taxes	1,824	232	242
Provision for income taxes	8	46	—

Income from and gain on sale of discontinued operations, net	$1,816	$186	$242

        The following table presents Agilent's semiconductor products business assets and liabilities classified as discontinued operations:

October 31, 2005
(in millions)
Assets:
Accounts receivable	$219
Inventory	178
Other current assets	26

Current assets of discontinued operations	423

Property, plant and equipment, net	277
Goodwill and other intangible assets, net	99
Other assets	43

Non-current assets of discontinued operations	419

Total assets of discontinued operations	$842

Liabilities:
Accounts payable	$121
Employee compensation and benefits	22
Other current liabilities	7

Current liabilities of discontinued operations	$150

        The following table presents Agilent's semiconductor products business's book value of net assets disposed of as of November 30, 2005:

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

        In accordance with SFAS No. 142 "Goodwill and other Intangibles" ("SFAS No. 142"), approximately $98 million of goodwill associated with the semiconductor products business was eliminated and recorded as a reduction to the gain on sale of discontinued operations.

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against damages that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. Agilent's indemnification for representations and warranties made to Avago are generally limited to 10 percent of the purchase price and survive until March 31, 2007.

4.     Discontinued Operations of Our Semiconductor Test Solutions Business

        On August 15, 2005, Agilent announced its intention to separate its semiconductor test solutions business, Verigy, into a stand-alone publicly traded company. During the third quarter of fiscal 2006, Verigy completed the initial public offering ("IPO") of 8.7 million of its ordinary shares at a price of $15 per share for total net proceeds of $121 million. As part of the offering, Agilent made a payment to

Verigy of $19 million, the amount by which the net IPO proceeds were insufficient to complete the agreed-upon Verigy initial capitalization of $140 million. Following the offering, Agilent owned approximately 50 million shares or 85 percent of Verigy's ordinary shares. As a result of the IPO, Agilent recorded additional paid-in capital of $74 million related to the excess of the IPO price over the book value of the shares sold. Underwriter fees related to the IPO were approximately $9 million which were netted against the proceeds. Agilent recorded direct IPO costs of $2 million within operating expenses related to third-party legal fees, filing fees and other services.

        On October 31, 2006, Agilent completed the spin-off of Verigy by distributing its remaining 85 percent equity interest in Verigy to Agilent stockholders. The spin-off was effected by way of a pro rata non-cash dividend to Agilent stockholders, which reduced retained earnings by $310 million. In the distribution, Agilent distributed to its stockholders .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of close of market on October 16, 2006. In the aggregate, Agilent distributed 50 million Verigy ordinary shares to Agilent stockholders. Based on the closing price for Verigy ordinary shares on the NASDAQ Global Select Market on October 31, 2006 of $16.80 per share, the aggregate market value of the shares distributed in the distribution was approximately $840 million. The historical results of Verigy have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented.

        The following table summarizes results from discontinued operations of our semiconductor test solutions business for the presented periods ended October 31 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Net revenue	$777	$454	$604
Costs and expenses	703	489	522

Income (loss) from discontinued operations	74	(35)	82
Other income (expense), net	—	(2)	—

Income (loss) from discontinued operations before taxes	74	(37)	82
Provision for income taxes	20	13	14

Net income (loss) from discontinued operations	$54	$(50)	$68

        The following table presents Agilent's semiconductor test solutions business assets and liabilities classified as discontinued operations as of October 31, 2005:

October 31, 2005
(in millions)
Assets:
Cash	$—
Accounts receivable	75
Inventory	110
Other current assets	10

Current assets of discontinued operations	195

Property, plant and equipment, net	18
Goodwill and other intangible assets, net	17
Other assets	17

Non-current assets of discontinued operations	52

Total assets of discontinued operations	$247

Liabilities:
Accounts payable	$21
Employee compensation and benefits	20
Other current liabilities	63

Current liabilities of discontinued operations	104
Other long term liabilities	12

Long term liabilities of discontinued operations	12

Total liabilities of discontinued operations	$116

        The following table presents Agilent's book value of net assets eliminated due to the distribution as of October 31, 2006:

October 31, 2006
(In millions)
Assets:
Cash	$300
Accounts receivable	105
Inventory	87
Other current assets	2

Total current assets	494

Property, plant and equipment, net	44
Goodwill and other intangible assets, net	18
Other assets	42

Total Non-current assets	104

Total assets	$598

Liabilities:
Accounts payable	$71
Employee compensation and benefits	43
Other current liabilities	92

Total Current liabilities	206

Other long term liabilities	89

Total Long term liabilities	89

Total liabilities	$295

Book value of net assets distributed	$303

        Prior to the distribution of Verigy shares, Verigy and Agilent, and, in some cases, their respective subsidiaries, entered into agreements providing for the June 1, 2006 separation of the semiconductor test solutions business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to Verigy's businesses, the use of shared facilities, employee and tax-related matters and the transitional services Agilent will provide to Verigy. In addition, an ancillary agreement provided for a $25 million revolving credit facility from Agilent to Verigy on the separation date with interest at one-month LIBOR plus 50 basis points. All amounts were repaid back and the credit facility has expired. The agreements relating to the separation from Agilent have been negotiated in the context of a parent-subsidiary relationship. Per the transitional services agreement, the majority of the services Agilent provided to Verigy upon separation terminated prior to the distribution date.

  Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006.

5.     Share-Based Compensation

        Effective November 1, 2005, Agilent adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our ESPP and performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values. Agilent previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

Description of Share-Based Plans

        Employee stock purchase plans.    Effective November 1, 2000, we adopted the ESPP. Under the provisions of the ESPP, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the ESPP. The ESPP has a maximum contractual term of two years. As of October 31, 2006, securities authorized and available for issuance in connection with our ESPP were 23,341,919. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares authorized for issuance in connection with the ESPP exceed 75 million shares.

        Incentive compensation plans.    On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the "Stock Plan") and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In addition, on May 31, 2000, 19,000,000 shares of our common stock were registered pursuant to converted stock options previously granted by HP. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. At October 31, 2006, shares registered and available for option and restricted stock grants were 36,639,572.

        Stock options, stock appreciation rights, stock awards and cash awards may be granted under the Stock Plan. Options granted under the Stock Plan may be either "incentive stock options", as defined in section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

        On March 4, 2003, our stockholders approved an amendment to the Stock Plan. The amendment permitted the company to offer a one-time exchange of options issued under the Stock Plan having an exercise price greater than $25 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the "Option Exchange Program"). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the SEC, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the company's common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average exercise price of $51. As a result, the company issued options to purchase approximately 13.8 million shares at a weighted-average exercise price of $28 per share during the first quarter of 2004. Under the provisions of APB No. 25 no compensation expense was recognized in our consolidated statement of operations for issuance of the replacement options for fiscal years ended 2005 and 2004. As a result of the SFAS No. 123 (R) adoption, in fiscal year ended 2006, we recognized approximately $3 million in our consolidated statement of operations for the issuance of these replacement options.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP for the company's executive officers and other key employees beginning in 2006. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. The maximum contractual term for awards under the LTPP plan is three years. The following table summarizes the shares approved by the Compensation Committee to be issued under the LTPP:

Period	Approved Shares	Year To Be Awarded
November 18, 2003	322,000	2007
November 16, 2004	475,000	2008
November 15, 2005	216,600	2009
January 17, 2006	227,834	2009
November 15, 2006	438,183	2010

        In all cases, the final award may vary as it is based on certain performance metrics. We consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (R)

        Prior to the adoption of SFAS No. 123 (R), Agilent provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosures." No employee share-based compensation expense was reflected in our results from continuing operations in 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Compensation expense for the non-vested performance shares granted under the LTPP was recognized based on the grant date fair value for the respective grants. Forfeitures of awards were recognized as they occurred. We recorded APB No. 25 compensation expense in continuing operations of $8 million in 2005 and $7 million in 2004. The APB No. 25 compensation expense in 2005 and 2004 primarily related to our LTPP. In August 2005 our Board of Directors approved a modification to the terms of the options held by employees of our semiconductor products business to effect the acceleration of vesting for all unvested options held by employees of that business, effective as of the date of the sale of the semiconductor products business to Avago. In connection with this modification, we recorded $8 million of compensation expense in discontinued operations.

        The pro forma information for share-based compensation in 2005 and 2004 was as follows:

	Years Ended October 31,
	2005	2004
	(in millions, except per share data)
Net income — as reported	$327	$369
APB No. 25 compensation recognized in net income, as reported	16	7
SFAS No. 123 based compensation	(228)	(256)
Tax benefit	12	17

Net income — pro forma	$127	$137

Net income per share:
As reported:
Basic	$0.66	$0.76
Diluted	$0.65	$0.75
Pro forma:
Basic	$0.26	$0.28
Diluted	$0.25	$0.28

        The pro forma results in 2005 and 2004 include approximately $32 million and $70 million of pro forma compensation expense relating to our Option Exchange Program, respectively. The remainder of the expense for those periods related to awards granted over the previous four years.

        Due to the valuation allowance provided on our net deferred tax assets as described in Note 8, "Provision (Benefit) for Income Taxes from Continuing Operations", we did not record any tax benefits attributable to pro forma share-based compensation expenses for employees in the U.S. and certain other foreign jurisdictions in 2005 and 2004. The tax impact presented above was computed for both the APB No. 25 and SFAS No. 123 share-based compensation expense.

Impact of SFAS No. 123 (R)

        Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, in 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. The effect of forfeitures on the unamortized compensation expense of pre-adoption awards was not material. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN No. 28. For share-based awards granted after November 1, 2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2006 has been reduced for estimated forfeitures. Amounts previously reported prior to the adoption of SFAS No. 123 (R) have not been restated.

        The impact on our results for share-based compensation in 2006 was as follows:

Year Ended October 31, 2006
(in millions, except per share data)
Cost of products and services	$27
Research and development	17
Selling, general and administrative	50

Share-based compensation expense in continuing operations	$94
Share-based compensation expense in discontinued operations of our semiconductor products business	3
Share-based compensation expense in discontinued operations of our semiconductor test solutions business	9

Share-based compensation expense — Agilent awards	106
Share-based compensation expense in discontinued operations of our semiconductor test solutions business — Verigy awards	2

Total share-based compensation expense	$108

Impact on continuing operations per share:
Basic	$0.22
Diluted	$0.21
Impact on discontinued operations of our semiconductor products business per share:
Basic	$0.01
Diluted	$0.01
Impact on discontinued operations of our semiconductor test solutions business — Agilent and Verigy awards per share:
Basic	$0.02
Diluted	$0.02
Impact on net income per share:
Basic	$0.25
Diluted	$0.24

        At October 31, 2006 there was no share-based compensation capitalized within inventory as it was immaterial. Total income tax benefit recognized in 2006 in the statement of operations for share-based compensation was immaterial. The weighted average grant date fair value of options, as determined under SFAS No. 123 (R), granted in 2006 was $10.46 per share. The total fair value of shares vested in 2006 was $216 million. In 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of October 31, 2006, the total unrecorded deferred share-based compensation balance for non-vested shares, net of expected forfeitures, was approximately $88 million which is expected to be amortized over a weighted-average period of 2.3 years.

        Included in income from and gain on sale of discontinued operations of our semiconductor products business and recorded under the provisions of SFAS No. 123 (R) for the fiscal year ended 2006 is approximately $3 million of share-based compensation expense in connection with the 2005 modification to the terms of the options held by employees of our divested semiconductor products business.

        Included in income from discontinued operations of our semiconductor test solutions business and recorded under the provisions of SFAS No. 123 (R) is $9 million of share-based compensation expense for Agilent options held by Verigy employees and $2 million of new Verigy awards that were issued prior to the final distribution of Verigy shares by Agilent. As a result of the final distribution of Verigy shares by Agilent which took place on October 31, 2006, non-vested Agilent stock options held by Verigy employees were cancelled. Vested Agilent stock options held by Verigy employees will have a period of up to three months in which to exercise the Agilent options before such options are cancelled. Retirement eligible Verigy employees will have a period of up to three years in which to exercise the Agilent options before such options are cancelled. To the extent that the Agilent options were not vested as of the distribution date, Verigy issued replacement Verigy awards.

Valuation Assumptions

        For all periods presented, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. In 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. In 2005 and 2004, shares granted under the LTPP were valued using the variable accounting method under APB No. 25.

        The weighted average assumptions used for options granted, ESPP purchases and the LTPP in 2006, 2005 and 2004 was as follows:

	Years Ended October 31,
	2006	2005	2004
Stock Option Plans:
Risk-free interest rate	4.4%	3.6%	3.3%
Dividend yield	0%	0%	0%
Volatility	29%	39%	57%
Expected life	4.25 yrs	4 yrs	5.5 yrs
ESPP:
Risk-free interest rate	4.5%	2.4%	1.2%
Dividend yield	0%	0%	0%
Volatility	29%	37%	36%
Expected life	0.5-1 yrs	0.5-2 yrs	0.5-1 yrs
LTPP:
Volatility of Agilent shares	28%	N/A	N/A
Volatility of selected peer-company shares	23%-82%	N/A	N/A
Price-wise correlation with selected peers	50%	N/A	N/A

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for our stock. Prior to the adoption of SFAS No. 123 (R), we used a combination of historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior.

Share-Based Payment Award Activity

        The following table summarizes equity share-based payment award activity in 2006:

	Available For Grant	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2003	72,239	51,366	$29
Granted	(12,136)	12,136	$32
Granted under Option Exchange Program	(13,797)	13,797	$28
Exercised	—	(2,859)	$19
Cancelled	2,630	(2,630)	$41
Plan Shares Expired	—	(834)	$37

Outstanding at October 31, 2004	48,936	70,976	$29
Granted	(11,231)	11,231	$22
Exercised	—	(5,182)	$21
Cancelled	3,779	(3,779)	$34
Plan Shares Expired	—	(706)	$36

Outstanding at October 31, 2005	41,484	72,540	$28
Granted	(8,474)	8,474	$34
Exercised	—	(18,821)	$25
Cancelled	2,494	(2,494)	$36
Plan Shares Expired	—	(635)	$42
Cancelled — semiconductor products business	439	(439)	$45
Plan Shares Expired — semiconductor products business	—	(480)	$44
Cancelled — semiconductor test solutions business	1,185	(1,185)	$29
Plan Shares Expired — semiconductor test solutions business	—	(200)	$45

Outstanding at October 31, 2006	37,128	56,760	$29

        The plan shares expired per the above table represent cancelled options granted under the HP stock option plan that are not added back to our available for grant options as the plan shares expire after cancellation and are not reissuable.

        Forfeited and expired options in 2006, 2005 and 2004 were as follows:

	Shares	Weighted Average Exercise Price
Forfeited	1,011	$26
Expired	2,453	$46

Total Options Cancelled at October 31, 2004	3,464	$40

Forfeited	1,640	$25
Expired	2,845	$38

Total Options Cancelled at October 31, 2005	4,485	$33

Forfeited	2,048	$28
Expired	3,385	$43

Total Options Cancelled at October 31, 2006	5,433	$37

        The options outstanding exercisable for equity share-based payment awards at October 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 15	786	5.6	$13	$18,030	781	5.6	$13	$17,936
$15.01 - 25	14,260	7.2	$20	$226,586	7,303	6.7	$19	$122,369
$25.01 - 30	19,393	5.8	$27	$157,671	18,614	5.7	$27	$151,332
$30.01 - 40	18,127	7.1	$34	$33,542	7,540	5.0	$35	$12,238
$40.01 - 50	2,393	2.4	$44	—	2,393	2.4	$44	—
$50.01 and over	1,801	3.8	$65	—	1,801	3.8	$65	—

	56,760	6.3	$29	$435,829	38,432	5.4	$30	$303,875

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $35.60 at October 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2006 was approximately 33 million.

        The following table summarizes options exercised and the weighted average fair value of options granted in 2006, 2005 and 2004:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in millions)
Options exercised during October 31, 2004	$30,743	$19
Black-Scholes value of options granted during 2004			$16
Options exercised during October 31, 2005	$42,656	$21
Black-Scholes value of options granted during 2005			$8
Options exercised during October 31, 2006	$195,938	$25
Black-Scholes value of options granted during 2006			$10

        The amount of cash received from the exercise of share-based awards granted was $547 million in 2006, $198 million in 2005 and $137 million in 2004. See Note 8, "Provision (Benefit) for Income Taxes from Continuing Operations" for the tax impact on share-based award exercises.

6.     Other Income (Expense), Net

        The following table presents the components of other income (expense), net in 2006, 2005 and 2004:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Interest income	$178	$72	$27
Interest expense	(69)	(27)	(36)
Minority interest income (loss)	(5)	(10)	(11)
Rental income	18	29	25
Investment impairments	(1)	(18)	(15)
Investment gains	14	7	—
Government grants	2	7	10
Income from leases	—	—	6
Gain on sale of assets	—	6	—
Currency gain (loss)	(2)	7	2
Income from Foreign Sales Corporation Tax Study	15	—	—
Loss on redemption of debt	—	(7)	—
Other, net	13	9	16

Other income (expense), net	$163	$75	$24

        Interest income is derived principally from short-term commercial paper for our restricted investments and the investment of our surplus cash balances in bank time deposits and other money market instruments. Income from Foreign Sales Corporation Tax Study was earned pursuant to an agreement with Hewlett-Packard to provide assistance with a Foreign Sales Corporation Maximization

Study for years prior to the 2000 spin-off of Agilent from Hewlett-Packard. For its services, Agilent earned a fee which was contingent on related tax benefits being realized.

7.     Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds

        Lumileds Lighting International, B.V. ("Lumileds"), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. ("Philips") under a Second Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement"), dated as of November 29, 2004, between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Philips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including the gain on sale of our interest in Lumileds was $901 million in 2006, $42 million in 2005 and $29 million in 2004.

        On November 28, 2005, we completed the sale of our stake in Lumileds. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements were terminated. The purchase price paid by Philips under the Share Purchase Agreement was $949 million. In addition, Lumileds repaid the $51 million of outstanding principal debt and accrued interest due to us as of the date of sale under the Credit Agreement, dated as of November 30, 2001.

        The following table shows the components of the gain from sale of Lumileds, net of income tax (in millions):

Year Ended October 31,
2006
(in millions)
Proceeds	$949
Net book value of investments	(48)

Gain on sale before taxes	901
Income taxes	—

Gain from sale of Lumileds, net of taxes	$901

        The tax impact of the sale of our Lumileds joint venture primarily reflects the utilization of valuation allowances within the U.S.

8.     Provision (Benefit) For Income Taxes From Continuing Operations

        The provision (benefit) for income taxes from continuing operations is comprised of:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
U.S. federal taxes from continuing operations:
Current	$1	$40	$—
Deferred	—	—	1
Non-U.S. taxes from continuing operations:
Current	95	109	72
Deferred	(9)	(10)	(19)
State taxes from continuing operations, net of federal benefit
Current	4	3	3
Deferred	—	—	—

Total from continuing operations:	$91	$142	$57

        The federal and state provisions do not reflect tax savings resulting from deductions associated with our stock option plans.

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$78	$2	$152	$—
Property, plant and equipment	—	150	19	146
Warranty reserves	13	1	18	—
Retiree medical benefits	44	—	54	1
Other retirement benefits	34	99	52	92
Employee benefits, other than retirement	205	—	237	—
Net operating loss and credit carryforwards	470	—	1,314	—
Unremitted earnings of foreign subsidiaries	—	305	—	301
Share-based compensation	17	—	—	—
Other	136	73	95	15

Subtotal	997	630	1,941	555
Tax valuation allowance	(382)	—	(1,371)	—

	$615	$630	$570	$555

        The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and selected entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. and certain entities in foreign jurisdictions in recent years represented sufficient negative evidence to require full valuation allowances. We intend to maintain full valuation allowances until sufficient positive evidence exists to support reversal.

        At October 31, 2006, we had federal net operating loss carryforwards of approximately $256 million and tax credit carryforwards of approximately $145 million. The federal net operating losses expire in years beginning 2007 through 2021, if not utilized. The federal tax credits expire beginning in 2007 through 2026, if not utilized. In addition, the company has state tax credit carryforwards of $133 million. State tax credits of $18 million expire beginning in 2007 through 2018, if not utilized. A portion of the federal and state net operating losses and certain tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses and/or credits. At October 31, 2006, we also had foreign net operating loss carryforwards of approximately $390 million. Of this foreign loss, $127 million will expire in years beginning 2011 through 2014, if not utilized. The remaining $263 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

        Net deferred tax assets of approximately $79 million at October 31, 2006 and approximately $32 million at October 31, 2005 pertain to net operating loss carryforwards resulting from the exercise of employee stock options, which have been fully offset by a valuation allowance. When recognized, the reversal of the valuation allowance will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

        The differences between the U.S. federal statutory income tax rate and our effective tax rate from continuing operations are:

	Years Ended October 31,
	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	.2	.6	1.1
Non-U.S. income taxed at different rates	2.5	26.9	38.1
Nondeductible goodwill	—	—	5.6
Research credits	(.1)	(2.9)	(3.4)
Extraterritorial income exclusion	(.3)	(3.2)	(9.5)
AJCA dividend repatriation	—	7.2	—
Hewlett-Packard settlement	(1.8)	—	—
Other, net	.5	.4	(3.6)
Valuation allowance	(30.0)	(21.4)	(14.2)

	6.0%	42.6%	49.1%

        The domestic and foreign components of income (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
U.S. continuing operations	$867	$208	$(140)
Non-U.S. continuing operations	661	125	256

	$1,528	$333	$116

        The income tax provision for 2006 includes a benefit of $29 million related to the resolution of domestic tax-related issues for years covered by a Tax Sharing Agreement between Agilent and Hewlett-Packard. The Tax Sharing Agreement is related to the 2000 spin-off of Agilent from Hewlett-Packard.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we distributed cash from our foreign subsidiaries and reported an extraordinary dividend (as defined in the AJCA) of $970 million and a related tax liability of approximately $48 million in our fiscal 2005 federal and state income tax returns. For fiscal 2005, $23 million of the $48 million is provided for in the discontinuing operations' provision for income taxes while the remaining is provided for in the continuing operations' provision for income taxes.

        Agilent has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries. Our policy is to continue to invest the undistributed earnings of our foreign subsidiaries indefinitely outside of the United States, with the exception of the amounts repatriated in the year ended October 31, 2005 under the AJCA. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. During the years 2003 through 2006, Agilent enjoyed tax holidays that applied to manufacturing income generated in Malaysia and Singapore. The tax holidays in both Malaysia and Singapore expire in 2013. In 2004, Agilent secured a reduced tax rate in Switzerland for income generated from activity that Agilent began in Switzerland during that year. The tax holiday expires in 2013. Also in 2004, Agilent secured an additional Singapore tax holiday for earnings from investments and related activity that began in 2004. The tax holiday applies to applicable earnings of Agilent until the end of 2013, with the opportunity for a reduced rate thereafter.

        As a result of the incentives, the impact of the tax holidays decreased income taxes by $76 million, $54 million and $96 million in 2006, 2005 and 2004, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.17, $0.11 and $0.20 in 2006, 2005 and 2003, respectively.

        We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

9.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Numerator:
Income from continuing operations	$1,437	$191	$59
Income from and gain on sale of discontinued operations of our semiconductor products business	1,816	186	242
Income (loss) from discontinued operations of our semiconductor test solutions business	54	(50)	68

Net income	$3,307	$327	$369

Denominators:
Basic weighted average shares	431	494	483
Potentially dilutive common stock equivalents — stock options and other employee stock plans	10	6	7

Diluted weighted average shares	441	500	490

        In computing diluted net income per share under the treasury stock method, we elected to use the transition election of FSP SFAS No. 123 (R)-3 to determine the pool of windfall tax benefits as of the adoption of SFAS No. 123 (R). For further details see Note 2, "New Accounting Pronouncements." The total number of awards exercised in 2006, 2005 and 2004 was 19 million, 5 million and 3 million, respectively.

        In connection with the October 31, 2006 Verigy distribution, on November 1, 2006 Agilent distributed .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of October 16, 2006 to Agilent's stockholders. In addition, under the anti-dilution provision of the 1999 Stock Plan, on November 1, 2006 Agilent adjusted the exercise price downward and number of option shares upward for each outstanding employee stock option to preserve the value of the options after the Verigy spin-off. For further details on the distribution see Note 5, "Share-Based Compensation."

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Years Ended October 31,
	2006	2005	2004
Options to purchase shares of common stock (in millions)	8	49	41
Weighted-average exercise price	$45	$33	$35
Average common stock price	$34	$25	$27

        The computation of diluted net income per share for the fiscal year 2004 does not include 36 million shares issuable upon conversion of our then outstanding $1.15 billion senior convertible debenture as the effect was not dilutive for this period, using the if-converted method pursuant to SFAS No. 128, "Earnings per Share". Our convertible debt was redeemed as of September 9, 2005 and therefore not part of the computation in 2006.

10.   Supplemental Cash Flow Information

        Cash paid for income taxes was $156 million in 2006, $75 million in 2005 and $149 million in 2004. Cash paid for interest was $55 million in 2006, $44 million in 2005 and $36 million in 2004. In 2006, we spent $25 million as debt issuance costs related to our long-term debt of $1.5 billion and amortized $4 million in interest expense during 2006.

        Non cash transactions in 2005 primarily related to the conversion of approximately $466 million of the principal amount of convertible debt into common stock. In addition, accrued interest of approximately $4 million relating to the convertible debt was recorded in equity as part of the cost of the new shares issued. Non-cash transactions in 2004 related primarily to an acquisition in October 2004 and we issued approximately 772,000 shares with an approximate value of $18 million.

11.   Restricted Cash and Cash Equivalents

        As of October 31, 2006, $1,606 million was reported as restricted cash and cash equivalents on our consolidated balance sheet. Of this amount, $1,582 million was short-term restricted commercial paper maintained in connection with our obligations to a counterparty pursuant to the Master Repurchase Agreement and related Confirmation entered into on January 27, 2006 and reported as long-term debt on our consolidated balance sheet. See Note 21, "Long-Term Debt and Credit Facilities."

12.   Inventory

	October 31,
	2006	2005
	(in millions)
Finished goods	$285	$273
Work in progress	51	54
Raw materials	291	285

	$627	$612

        Inventory-related charges of $38 million, $59 million and $16 million were recorded in total cost of products in 2006, 2005 and 2004, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

13.   Property, Plant and Equipment, Net

	October 31,
	2006	2005
	(in millions)
Land	$75	$84
Buildings and leasehold improvements	1,023	1,327
Machinery and equipment	863	807
Software	388	392

Total property, plant and equipment	2,349	2,610
Accumulated depreciation and amortization	(1,574)	(1,755)

	$775	$855

        We sold our San Jose site for a total consideration of $88 million and recorded a gain of $56 million during the second quarter of 2006. In May 2006, we completed the sale of our Palo Alto site for a total consideration of $98.5 million and recorded a gain of $65 million. Asset impairments other than restructuring were zero in 2006, $4 million in 2005, and zero in 2004. Depreciation expenses for continuing operations were $141 million in 2006, $163 million in 2005 and $189 million in 2004.

14.   Goodwill and Other Intangible Assets

        The goodwill balances at October 31, 2006 and 2005 and the movements in 2006 and 2005 for each of our reportable segments are shown in the table below:

	Electronic Measurement	Bio- analytical Measurement	Total
Goodwill at October 31, 2004	$267	$39	$306
Foreign currency translation impact	(19)	—	(19)
Goodwill arising from acquisitions	7	13	20

Goodwill at October 31, 2005	255	52	307
Foreign currency translation impact	1	1	2
Goodwill arising from acquisitions	16	60	76

Goodwill at October 31, 2006	$272	$113	$385

        The component parts of other intangibles assets at October 31, 2006 and 2005 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in millions)
As of October 31, 2006:
Purchased technology	$208	$143	$65
Customer relationships	50	32	18

Total	$258	$175	$83

As of October 31, 2005:
Purchased technology	$151	$124	$27
Customer relationships	38	27	11

Total	$189	$151	$38

        We purchased $69 million of other intangibles and recorded $76 million of goodwill during 2006.

        In February 2006, we acquired the remaining 49 percent minority interest in Yokogawa Analytical Systems, a joint venture between Agilent and Yokogawa Electrical Corporation. This acquisition resulted in the recording of $43 million in intangible assets and $60 million of goodwill. In addition, during 2006 we recorded two acquisitions, one earn out payment on an acquisition completed in 2005, and one joint venture buyout payment. Pro forma disclosures are not presented for these transactions as they were not material.

        Amortization of intangible assets was $24 million in 2006, $13 million in 2005 and $17 million in 2004. Future amortization expense related to existing intangible assets is estimated to be $27 million in 2007, $19 million in 2008, $12 million in 2009, $10 million in 2010, $7 million in 2011 and $8 million thereafter.

15.   Investments

        Investments in cost basis and equity method investments and securities classified as trading securities or available-for-sale and included in other assets on our consolidated balance sheet were as follows at October 31, 2006 and 2005 (net book value):

	October 31,
	2006	2005
	(in millions)
Investments in and advances to equity method investees	$—	$119
Cost method investments	34	31
Trading securities	62	53
Available-for-sale investments (original cost of $62 million in 2006 and $54 million in 2005)	76	66

Total	$172	$269

        Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. For investments where we have significant influence over the investee, the equity method of accounting is used. Agilent's proportionate share of income or loss for equity method investments was recorded currently in earnings. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in operating earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.

        All of our investments (excluding trading securities) are subject to periodic impairment review. However, the impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment.

        Charges related to other than temporary impairments were $1 million in 2006, $18 million in 2005 and $15 million in 2004. These impairment charges were recorded in other income (expense), net in the consolidated statement of operations.

        Unrealized gains and losses on our trading securities portfolio were $6 million gain in 2006 and $5 million gain in both 2005 and 2004. Realized gains and losses from the sale of available-for-sale securities was $9 million in 2006, $8 million in 2005 and zero in 2004. Realized gains and losses from the sale of held-to-maturity securities was $2 million in 2006, zero in 2005 and zero in 2004.

        In the first quarter of fiscal year 2006, we sold our remaining interest in Lumileds to Philips. See Note 7, "Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds "for further details.

16.   Retirement Plans and Post Retirement Pension Plans

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

        As of October 31, 2006 and 2005, the fair value of plan assets and the total projected benefit obligation of the DPSP for U.S. Agilent Employees were $726 million and $826 million, respectively.

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

        401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense included in income (loss) from continuing operations was $26 million in 2006, $25 million in 2005 and $25 million in 2004.

        Post-retirement medical benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in our Non-Medicare Medical or Medicare Medical Plans (the "Post-retirement Medical Plans") under the Agilent Health Plan. Current U.S. employees may become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in a medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on the options chosen and length of service.

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

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which provides guidance on how companies should account for the impact of the Act on its postretirement healthcare plans. Beginning in 2006, the federal government provides a non-taxable subsidy to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to Medicare Part D benefits. We have determined that the prescription drug benefits offered under our plans qualify for this subsidy and assuming that we will continue to offer these benefits, we have reflected the expected subsidy according to the guidance in FSP 106-2 prospectively in our financial statements. The adoption of FSP 106-2 had no material impact on our accumulated postretirement benefit obligation or net plan costs.

        Components of net periodic cost.    For the years ended October 31, 2006, 2005 and 2004, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost — benefits earned during the period	$45	$63	$63	$45	$44	$41	$5	$6	$12
Interest cost on benefit obligation	39	40	39	58	58	52	28	29	32
Expected return on plan assets	(51)	(50)	(45)	(81)	(73)	(65)	(27)	(25)	(25)
Amortization and deferrals:
Actuarial loss	(3)	2	3	34	31	33	7	9	6
Prior service cost	1	1	1	—	—	—	(11)	(13)	(5)

Net plan costs	31	56	61	56	60	61	2	6	20
Curtailments and settlements	(42)	—	—	(11)	—	—	(38)	—	—

Total net plan costs	$(11)	$56	$61	$45	$60	$61	$(36)	$6	$20

Summary of net plan costs:
Continuing operations	$29	$45	$49	$50	$56	$57	$2	$5	$16
Discontinued operations	2	11	12	6	4	4	—	1	4
Summary of Curtailments and Settlements:
Continuing operations	(11)	—	—	—	—	—	(12)	—	—
Discontinued operations	(31)	—	—	(11)	—	—	(26)	—	—

Total net plan costs	$(11)	$56	$61	$45	$60	$61	$(36)	$6	$20

        As of December 1, 2005, due to the divestiture of the semiconductor products business, we recorded curtailments and settlements as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," ("SFAS No. 88") and as required under the SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106"). The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was curtailment gains of $22 million and $21 million, recorded in discontinued operations. The impact on the Non-U.S. Plans was a settlement gain of $8 million recorded in discontinued operations.

        Due to the separation of our semiconductor test solutions business into a separate legal company, Verigy, as of June 1, 2006, and due to significant workforce reductions, we recorded curtailments and settlements as required by SFAS No. 88 and SFAS No. 106 in the third quarter. The impact to the U.S. Plans was a curtailment gain of $12 million consisting of curtailment gain of $3 million for continuing operations and curtailment gain of $9 million for discontinued operations as well as a $4 million settlement gain relating to continuing operations. The impact to the U.S. Post Retirement Benefit Plan was a curtailment gain of $12 million for continuing operations. The impact to the Non-U.S. Plans was a curtailment loss of $1 million and a settlement gain of $4 million, that were recorded in discontinued operations.

        In the U.S., because of additional workforce reductions along with cessation of retiree medical benefits for Verigy employees as of October 31, 2006, we recorded curtailments and settlements as required by SFAS No. 88 and SFAS No. 106 in the fourth quarter. The impact to the U.S. Plans was curtailment gains of $2 million and a settlement gain of $2 million both of which were for continuing operations. For the U.S. Post Retirement Benefit Plan, we recorded a curtailment gain of $5 million which was for discontinued operations.

        Funded status.    As of October 31, 2006 and 2005, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$628	$564	$1,283	$1,109	$313	$300
Actual return on plan assets	94	67	127	208	48	35
Employer contributions	41	41	76	34	—	—
Participants' contributions	—	—	5	5	—	—
Benefits paid	(3)	(47)	(39)	(29)	(17)	(22)
Transfer from DPSP	1	3	—	—	—	—
Settlements	(121)	—	—	—	—	—
Distribution of semiconductor test solutions business	—	—	(30)	—	—	—
Currency impact	—	—	42	(44)	—	—

Fair value — end of year	$640	$628	$1,464	$1,283	$344	$313

Change in benefit obligation:
Benefit obligation — beginning of year	$746	$718	$1,421	$1,189	$509	$503
Service cost	45	62	45	44	5	6
Interest cost	39	40	58	57	28	28
Participants' contributions	—	—	5	5	—	—
Plan amendment	—	—	—	(13)	—	—
Actuarial (gain) loss	1	(30)	(8)	217	(38)	28
Benefits paid	(3)	(47)	(39)	(29)	(16)	(22)
Transfer from DPSP	1	3	—	—	—	—
Curtailments	(36)	—	—	—	(21)	—
Settlements	(121)	—	(17)	—	—	—
Distribution of semiconductor test solutions business	—	—	(52)	—	—	—
Impact of Medicare Act	—	—	—	—	—	(34)
Currency impact	—	—	53	(49)	—	—

Benefit obligation — end of year	$672	$746	$1,466	$1,421	$467	$509

Benefit obligation in excess of plan assets	$(32)	$(118)	$(2)	$(138)	$(123)	$(196)
Unrecognized net actuarial (gain) loss	(63)	(30)	$297	391	59	146
Unrecognized prior service cost (benefit) related to plan changes	—	1	(17)	(18)	(79)	(128)

Net (accrued) prepaid costs	$(95)	$(147)	$278	$235	$(143)	$(178)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid defined benefit plan costs	—	—	$180	$127	—	—
Accrued defined benefit plan costs	$(95)	$(147)	(16)	(66)	—	—
Intangible assets	—	—	2	4	—	—
Additional minimum pension liability	—	—	112	170	—	—
Accrued post-retirement benefits costs	—	—	—	—	(143)	(178)

Net (accrued) prepaid costs	$(95)	$(147)	$278	$235	$(143)	$(178)

        Investment policies and strategies as of October 31, 2005 and 2006.    Plan assets consist primarily of publicly-traded stocks and bonds. In the U.S., our Agilent Retirement Plan and post-retirement benefit assets are allocated approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP assets are allocated approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments, largely private equity partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our assets are allocated from 50 to 70 percent to equities, from 25 to 50 percent to fixed income investments, and from 0 to 5 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified. The actual allocations of plan assets are consistent with the target allocations.

        The table below presents the projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets in the aggregate for all plans, separately showing those that were considered under-funded as of October 31, 2006 or 2005.

	2006		2005
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
	(in millions)
	PBO		PBO
U.S defined benefit plans where PBO exceeds the fair value of plan assets	$672	$640	$746	$628

Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$1,112	$985	$1,118	$904
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	354	479	303	379

Total	$1,466	$1,464	$1,421	$1,283

	ABO		ABO
U.S defined benefit plans where ABO exceeds the fair value of plan assets	$25	—	$23	—
U.S defined benefit plans where the fair value of plan assets exceeds ABO	490	640	517	628

Total	$515	$640	$540	628

Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$649	$632	$852	787
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	656	832	400	496

Total	$1,305	$1,464	$1,252	$1,283

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

        On June 1, 2006, in accordance with the separation agreement between Agilent and Verigy, the liability for certain Verigy employee pension benefits was transferred to separate Verigy pension plans. Agilent funded the pension liability to the extent of the accumulated benefit obligation out of operating cash. The funded status of the Non-U.S. plans required us to reverse $58 million of the additional minimum liability along with the related deferred tax impacts, of approximately $20 million.

        An additional minimum pension liability adjustment was required in 2006 for two pension plans in Europe as the accumulated benefit obligation exceeded the fair value of pension plan assets for those plans as of the measurement date. The impact of the additional minimum liability on accumulated comprehensive gain (loss) was $112 million which was partially offset by $34 million applied to deferred tax assets. The large impact on accumulated comprehensive income was primarily a result of prepaid costs that were reduced to zero in accordance with SFAS No. 87, "Employers' Accounting for Pensions", for the impacted countries.

        Contributions and estimated future benefit payments.    During fiscal year 2007, we expect to contribute zero to the U.S. defined benefit plans, $39 million to plans outside the U.S., and zero to the

Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Benefit Plans
	(in millions)
2007	$32	$29	$23
2008	$34	$31	$25
2009	$41	$34	$26
2010	$50	$37	$28
2011	$60	$40	$29
2012-2016	$245	$251	$160

        Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based, on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31 for the U.S. plans and September 30 for the non-U.S. plans. The U.S. discount rates were determined by matching the expected plan benefit payments against the cash flows from a hypothetically constructed portfolio of high quality corporate bonds. The average yield of this hypothetical bond portfolio was used as a proxy for setting the discount rate. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2006	2005	2004
U.S. defined benefit plans:
Discount rate	5.75%	5.75%	6.25%
Average increase in compensation levels	4.0%	4.0%	4.25%
Expected long-term return on assets	8.5%	8.5%	8.75%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.0%	2.25-5.75%	2.0-5.5%
Average increase in compensation levels	0-4.0%	2.5-4.25%	2.5-4.0%
Expected long-term return on assets	4.5-7.0%	4.5-7.5%	5.0-7.5%
U.S. post-retirement benefits plans:
Discount rate	5.75%	5.75%	6.25%
Expected long-term return on assets	8.5%	8.5%	8.75%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2011	2010	2009

        Assumptions used to calculate the benefit obligation and the resulting additional minimum pension liability were as follows:

	As of the years ending October 31,
	2006	2005
U.S. defined benefit plans:
Discount rate	6.0%	5.75%
Average increase in compensation levels	4.0%	4.0%
Expected long-term return on assets	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.0%	2.25-5.0%
Average increase in compensation levels	0-4.25%	0-4.0%
Expected long-term return on assets	4.5-7.0%	4.5-7.0%
U.S. post-retirement benefits plans:
Discount rate	6.0%	5.75%
Expected long-term return on assets	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2012	2011

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2006 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$4	$(3)
Effect on post-retirement benefit obligations	$52	$(44)

17.   Guarantees

  Standard Warranty

        A summary of the standard warranty accrual activity in 2006 and 2005 is shown in the table below.

	October 31,
	2006	2005
	(in millions)
Balance as of October 31, 2005 and 2004	$40	$52
Accruals for warranties issued during the period	50	49
Accruals related to pre-existing warranties (including changes in estimates)	(2)	8
Settlements made during the period	(59)	(69)

Balance as of October 31, 2006 and 2005	$29	$40

  Extended Warranty

        Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts representing warranty contracts for the next twelve months are included in deferred revenue on the consolidated balance sheet and were $43 million and $26 million at October 31, 2006 and October 31, 2005, respectively. The long-term amounts are recorded in other liabilities on the consolidated balance sheet and were $55 million and $50 million at October 31, 2006 and October 31, 2005, respectively. Also see Note 20, "Other Accrued Liabilities and Other Long-Term Liabilities."

	October 31,
	2006	2005
	(in millions)
Balance as of October 31, 2005 and 2004	$76	$45
Deferral of revenue for new contracts	51	45
Recognition of revenue	(29)	(14)

Balance as of October 31, 2006 and 2005	$98	$76

  Lease Guarantees

        During the quarter ended April 30, 2005 we entered into an amended Vendor Finance agreement with CIT Group Inc. (formerly Tyco Capital Corporation) that released Agilent from substantially all credit guarantees. As part of this agreement Agilent was also released of liability relating to the guarantees that could require us to repurchase individual leases if the documentation we provided to support the lease was not materially accurate. The impact of the agreement was not material.

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. Agilent's indemnification for representations and warranties made to Avago are generally limited to 10 percent of the purchase price and survive until March 31, 2007. In our opinion, the fair value of these indemnifications was not material as of October 31, 2006.

  Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. In our opinion, the fair value of these indemnifications was not material as of October 31, 2006.

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications was not material as of October 31, 2006.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations was zero on the consolidated balance sheet as of October 31, 2006.

  Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2006.

18.   Commitments and Contingencies

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases related to continuing operations at October 31, 2006 were $79 million for 2007, $62 million for 2008, $44 million for 2009, $25 million for 2010, $16 million for 2011 and $37 million thereafter. Future minimum sublease income under leases at October 31, 2006 was $12 million for 2007, $10 million for 2008, $6 million for 2009, $2 million for 2010 and zero for 2011. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including amounts recorded in discontinued operations, was $112 million in 2006, $90 million in 2005 and $116 million in 2004. Rent expense recorded in discontinued operations was $2 million in 2006, $23 million in 2005 and $25 million in 2004.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

19.   Restructuring and Asset Impairment

        We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan ("Prior Plans"). The workforce reduction portion of the Prior Plans was completed during fiscal year 2005. The consolidation of excess facilities portion of Prior Plans is expected to be completed within approximately the next five years. In addition, there may be future changes in estimates for the consolidation of excess facilities related to changes in market conditions from those originally expected at the time the charges were recorded.

        In the fourth quarter of 2005, as a consequence of the decision to divest the semiconductor products and semiconductor test solutions businesses, we launched a new restructuring program (the "2005 Plan") to align our workforce with our smaller organizational size. The 2005 Plan consists purely of workforce reduction initiatives, and is primarily focused on reducing the costs associated with the shared services functions.

        A summary of total restructuring activity, including that classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments	Total
	(in millions)
Balance as of October 31, 2003	$18	$71	$—	$89
Income statement expense	101	35	25	161
Asset impairments	—	—	(25)	(25)
Cash payments	(98)	(40)	—	(138)

Balance as of October 31, 2004	$21	$66	$—	$87

Income statement expense	106	10	7	123
Asset impairments	—	—	(7)	(7)
Cash payments	(83)	(27)	—	(110)

Balance as of October 31, 2005	$44	$49	$—	$93

Income statement expense	111	33	42	186
Asset impairments	—	—	(42)	(42)
Cash payments	(142)	(24)	—	(166)

Balance as of October 31, 2006	$13	$58	$—	$71

        The restructuring accrual for all plans, which totaled $71 million at October 31, 2006 and $93 million at October 31, 2005, is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet and represents estimated future cash outlays. Workforce reduction expenses, primarily severance, are expected to be largely completed by the end of fiscal 2007. In 2006, we consolidated several facilities due to changes in our organizational structure and recorded impairment charges of $42 million. These charges were primarily associated with facilities located in Germany and the US.

        A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Cost of products and services	$28	$35	$47
Research and development	21	19	10
Selling, general and administrative	123	54	77

Restructuring and asset impairment charges included in continuing operations	172	108	134
Restructuring and asset impairment charges included in discontinued operations, semiconductor products business	—	10	26
Restructuring and asset impairment charges included in discontinued operations, semiconductor test solutions business	14	5	1

Total restructuring and asset impairment charges	$186	$123	$161

20.   Other Accrued Liabilities and Other Long-Term Liabilities

        Other accrued liabilities and other long-term liabilities at October 31, 2006 and 2005 were as follows:

	October 31,
	2006	2005
	(in millions)
Other accrued liabilities
Accrued expenses	$51	$43
Restructuring	32	71
Standard warranty accruals	28	35
Other	20	9

Total other accrued liabilities	$131	$158

Other long-term liabilities
Deferred tax liabilities	$182	$131
Deferred revenue and extended warranty	72	66
Deferred compensation	58	54
Minority interest	11	34
Restructuring	39	22
Standard warranty accruals	1	5
Other	32	29

Total other long-term liabilities	$395	$341

        Amounts owed to our employees for accrued vacation totaled $133 million and $145 million at October 31, 2006 and 2005, respectively, and is recorded in employee compensation and benefits in the consolidated balance sheet.

21.   Long-Term Debt and Credit Facilities

        In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent ("World Trade"), entered into a Master Repurchase Agreement and related Confirmation (together, the "Repurchase Agreement") with a third party pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the third party those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as long-term debt on our consolidated balance sheet. The related debt issuance costs of $25 million were deferred and recognized in other assets on our consolidated balance sheet. These costs will be amortized over the life of the Repurchase Agreement.

        Under the Repurchase Agreement, World Trade is obligated to make quarterly payments to the third party at a rate per annum, reset quarterly, equal to three-month LIBOR plus 28 basis points. Agilent has unconditionally and irrevocably guaranteed to the third party the timely payment of all obligations of World Trade. The Repurchase Agreement contains customary events of default but no financial covenants. Under the Repurchase Agreement, our subsidiary has the right to accelerate the repurchase of all or any portion of the preferred shares prior to January 2011.

        In connection with the Repurchase Agreement, World Trade's wholly owned subsidiary is required to hold short-term investments. As of October 31, 2006, these investments were approximately $1,582 million and were classified within restricted cash and cash equivalents on our consolidated balance sheet. See Note 11, "Restricted Cash and Cash Equivalents."

        In December 2005, we drew down $700 million on a $1 billion senior secured term borrowing facility to help finance our share repurchase program. The term facility allowed us a one-time borrowing at an interest rate equal to one-month LIBOR plus 30 basis points per annum. In January 2006, we applied $700 million of the proceeds from the Repurchase Agreement to repay the full amount borrowed under the secured term borrowing facility. Total interest expense on the senior secured term borrowing facility was $3.6 million. The senior secured term borrowing facility expired in the first quarter of 2006.

22.   Stock Repurchase Program

        During the fourth quarter of 2005, our Board of Directors authorized a stock repurchase program of up to $4.466 billion of our common stock. Under the program, we repurchased 8.9 million shares for $290 million in the fourth quarter of 2005.

        In the first quarter of 2006, under a modified "Dutch Auction" tender offer, we agreed to accept for payment 83 million shares at a purchase price of $36 per share for an aggregate amount of approximately $3 billion. In June 2006, we completed our stock repurchase program which was announced in fourth quarter of 2005. Under the program, we repurchased a total of approximately 125 million shares of our common stock for $4.466 billion. In addition, we capitalized $3 million of service and legal fees.

        During the fourth quarter of 2006, our Board of Directors authorized another stock repurchase program of up to $2 billion of our common stock. Under the new program, we repurchased approximately 1.7 million shares for $56 million in the fourth quarter of 2006.

        As of October 31, 2006, we have repurchased approximately 127 million shares of our common stock for approximately $4.5 billion. All such shares and related costs are held as treasury stock and accounted for using the cost method.

23.   Segment Information

        Description of segments.    We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business. See Note 3, "Discontinued Operations of Our Semiconductor Products Business" and Note 4, "Discontinued Operations of Our Semiconductor Test Solutions Business" for further information. Following this reorganization, Agilent has two businesses — bio-analytical measurement and electronic measurement — each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

        A description of our two remaining reportable segments is as follows:

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

        Segment revenue and profit.    The accounting policies used to derive reportable segment results are generally the same as those described in Note 1, "Overview and Summary of Significant Accounting Policies".

        A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically managed centrally in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations are determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. After its separation on June 1, 2006, Agilent started billing our semiconductor test solutions business for their use of shared services under the transition services agreement. Corporate charges previously allocated to our semiconductor products business and semiconductor test systems business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments' income from operations and Agilent's income from continuing operations and are classified as unallocated semiconductor products business corporate charges and unallocated semiconductor test systems business corporate charges.

        The following tables reflect the results of our reportable segments under our management reporting system. These results are not in conformity with accounting principles generally accepted in the U.S. For example, share-based compensation, restructuring, and other items are excluded from the segment measure of income (loss) from operations. The performance of each segment is measured based on several metrics, including adjusted income (loss) from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

        The profitability of each of the segments is measured after excluding share-based compensation, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, amortization of goodwill, amortization and impairment of other intangibles and other items as noted in the reconciliation below.

	Bio-analytical Measurement	Electronic Measurement	Total Segments
Year ended October 31, 2006:
Total net revenue	$1,554	$3,419	$4,973
Income from operations	$240	$479	$719
Depreciation expense	$39	$102	$141
Year ended October 31, 2005:
Total net revenue	$1,421	$3,265	$4,686
Income from operations	$197	$360	$557
Depreciation expense	$37	$98	$135
Year ended October 31, 2004:
Total net revenue	$1,333	$3,225	$4,558
Income from operations	$186	$279	$465
Depreciation expense	$38	$107	$145

        In 2005 and 2004, revenue classified as discontinued operations included an adjustment of $1 million and $2 million respectively that was previously allocated to our semiconductor test solution business. As a result, total reportable segment revenue was higher than Agilent net revenue by $1 million and $2 million for fiscal years 2005 and 2004 respectively.

        The following table reconciles segment results to Agilent's total enterprise results from continuing operations before taxes:

	Years Ended October 31,
	2006	2005	2004
	(in millions)
Total reportable segments' income from operations	$719	$557	$465
Restructuring and asset impairment	(172)	(108)	(134)
Gain on sale of Palo Alto headquarters and San Jose site	121	—	—
Stock-based compensation	(94)	—	—
Amortization of intangibles	(24)	(13)	(17)
Retirement plans net curtailment and settlement	23	—	—
Other income (expense), net	163	75	24
Unallocated semiconductor products business corporate charges	(14)	(132)	(123)
Unallocated semiconductor test solutions business corporate charges	(42)	(64)	(70)
Unallocated corporate charges and other	(53)	(24)	(58)

Income from continuing operations before taxes, as reported	$627	$291	$87

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2006, 2005 or 2004.

        Unallocated assets primarily consist of cash, cash equivalents, short-term investments, accumulated amortization of goodwill and other intangibles, the valuation allowance relating to deferred tax assets and other assets. In 2006, we refined the methodology for allocating corporate assets, the largest component of which relates to deferred tax assets before the valuation adjustment. Also, in 2006, we disposed a portion of our equity investments and the remaining balance of $16 million was reclassified to available for sale securities. The following table reflects the updated measure of segment assets, capital expenditures and investments in equity-method investees directly managed by each segment. All historical amounts have been reclassified to conform to the current period presentation.

	Bio-analytical Measurement	Electronic Measurement	Total Segments
As of October 31, 2006:
Assets	$922	$2,156	$3,078
Capital expenditures	$54	$131	$185
As of October 31, 2005:
Assets	$690	$2,009	$2,699
Capital expenditures	$41	$68	$109
Investments in and advances to equity-method investees	—	$20	$20

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2006	2005
	(in millions)
Total reportable segments' assets	$3,078	$2,699
Cash, cash equivalents and short-term investments	2,262	2,251
Total assets of discontinued operations, semiconductor products business	—	842
Total assets of discontinued operations, semiconductor test solutions business	—	247
Prepaid expenses	284	227
Cost method investments	81	126
Restricted cash and cash equivalents	1,606	22
Long-term and other receivables	205	201
Other, including valuation allowance	(147)	136

Total assets	$7,369	$6,751

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	Japan	Rest of the World	Total
Net revenue:
Year ended October 31, 2006	$1,698	$657	$2,618	$4,973
Year ended October 31, 2005	$1,672	$575	$2,438	$4,685
Year ended October 31, 2004	$1,586	$592	$2,378	$4,556
Long-lived assets:
October 31, 2006	$567	$241	$465	$1,273
October 31, 2005	$706	$233	$464	$1,403

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31	April 30	July 31	October 31
	(in millions, except per share data)
2006	(1)(9)	(2)(9)	(3)(9)	(4)
Net revenue	$1,167	$1,239	$1,239	$1328
Gross profit	602	641	686	729
Income from operations	35	98	182	149
Income from continuing operations	974	121	216	126
Income (loss) from discontinued operations of our semiconductor products business, net of tax	1,837	(16)	(6)	1
Income from discontinued operations of our semiconductor test solutions business, net of tax	5	10	17	22

Net income	$2,816	$115	$227	$149

Net income per share — Basic:
Income from continuing operations	$2.06	$0.28	$0.53	$0.31
Income (loss) from discontinued operations of our semiconductor products business	3.88	(0.04)	(0.02)	—
Income from discontinued operations of our semiconductor test solutions business	0.01	0.03	0.04	0.05

Net income per share	$5.95	$0.27	$0.55	$0.36

Net income per share — Diluted:
Income from continuing operations	$2.02	$0.28	$0.51	$0.31
Income (loss) from discontinued operations of our semiconductor products business	3.80	(0.04)	(0.01)	—
Income from discontinued operations of our semiconductor test solutions business	0.01	0.02	0.04	0.05

Net income per share	$5.83	$0.26	$0.54	$0.36

Weighted average shares used in computing net Income (loss) per share:
Basic	473	430	412	409
Diluted	483	442	422	418
Range of stock prices on NYSE(10)	$31.90-36.10	$33.52-39.54	$27.47-39.45	$26.96-35.60
2005	(5)(9)	(6)(9)	(7)(9)	(8)(9)
Net revenue	$1,134	$1,179	$1,124	$1,248
Gross profit	569	607	553	635
Income from operations	62	57	39	58
Income (loss) from continuing operations	80	72	60	(21)
Income from discontinued operations of our semiconductor products business, net of tax	52	42	50	42
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	(29)	(19)	(6)	4

Net income	$103	$95	$104	$25

Net income per share — Basic:
Income (loss) from continuing operations	$0.16	$0.15	$0.12	$(0.04)
Income from discontinued operations of our semiconductor products business, net of tax	0.11	0.08	0.10	0.08
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	(0.06)	(0.04)	(0.01)	0.01

Net income per share — Basic	$0.21	$0.19	$0.21	$0.05

Net income per share — Diluted:
Income (loss) from continuing operations	$0.16	$0.15	$0.11	$(0.04)
Income from discontinued operations of our semiconductor products business, net of tax	0.11	0.08	0.10	0.08
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	(0.06)	(0.04)	(0.01)	0.01

Net income per share — Diluted	$0.21	$0.19	$0.20	$0.05

Weighted average shares used in computing net Income per share:
Basic	491	491	494	500
Diluted	496	496	499	512
Range of stock prices on NYSE(10)	$21.43-25.90	$20.11-24.99	$20.72-26.63	$25.18-34.45

NOTES:

(1)
Includes pre-tax restructuring charges of $39 million relating to severance expenses. Income from continuing operations also includes a gain of $901 million relating to the sale of an equity investment. See Note 7 "Equity in net income of unconsolidated affiliate and gain on sale—Lumileds"
(2)
Includes pre-tax restructuring and asset impairment charges of $66 million primarily relating to severance expenses
(3)
Includes pre-tax restructuring and asset impairment charges of $40 million primarily relating to severance expenses
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
(6)
Includes pre-tax restructuring and asset impairment charges of $5 million primarily relating to severance expenses
(7)
Includes pre-tax restructuring and asset impairment charges of $35 million primarily relating to severance expenses
(8)
Includes pre-tax restructuring and asset impairment charges of $64 million primarily relating to severance expenses.
(9)
All historical amounts have been restated for discontinued operations

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2006, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2006, the company's disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held February 27, 2007. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under "Investor Information." We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions" in the Proxy Statement. Information about director independence appears under the heading "Board Structure and Compensation — Director Independence" in the Proxy Statement. Each of those portions of the Proxy Statement is incorporated by reference into this report.

Item 14.    Principal Accounting Fees and Services

        Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Audit and Finance Committee Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 56 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C		Column E
Column A			Column D
	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*		Balance at End of Period
Description			Deductions**
	(In thousands)
2006
Tax Valuation allowance	$1,371	$13	$(1,002)	$382
2005
Tax Valuation allowance	$1,317	$54	$—	$1,371
2004
Tax Valuation allowance	$1,434	$27	$(144)	$1,317

*
Additions include current year valuation allowance build due to current year increase in net deferred tax assets, return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

**
Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

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

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.2 of the Company's S-1.
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.3 of the Company's S-1.
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.4 of the Company's S-1.
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.5 of the Company's S-1.
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.6 of the Company's S-1.
2.7	Employee Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.7 of the Company's S-1.
2.8	Tax Sharing Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.8 of the Company's S-1.
2.9	Master IT Service Level Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.9 of the Company's S-1.
2.10	Real Estate Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.10 of the Company's S-1.
2.11	Environmental Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.11 of the Company's S-1.
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.12 of the Company's S-1.
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and the Company. Incorporated by reference from Exhibit 2.13 of the Company's S-1.
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of the Company's S-1.
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(A) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc. Incorporated by reference from Exhibit 99.1(B) of the Schedule 13D filed by Agilent Technologies, Inc. on December 4, 2000.
2.17	Asset Purchase Agreement between the Company and Philips dated as of November 17, 2000. Incorporated by reference from Exhibit 2.17 of the Company's 10-Q filed on March 19, 2001.
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company's 8-K filed August 15, 2001.
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.3 of the Company's 8-K filed August 15, 2001.

2.20	Asset Purchase Agreement, dated as of August 14, 2005, by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd. Incorporated by reference from Exhibit 2.1 of the Company's 8-K filed August 15, 2005.
2.21	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company's 8-K filed August 15, 2005.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Exhibit 3.1 of the Company's S-1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on September 22, 2006.
4.1	Preferred Stock Rights Agreement between the Company and Harris Trust and Savings Bank dated as of May 12, 2000. Incorporated by reference from Exhibit 1 of the Company's 8-A, filed on May 17, 2000.
4.2	Registration Rights Agreement between the Company and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001. Incorporated by reference from Exhibit 99.3 of the Company's 8-K filed on November 27, 2001.
5-8.	Not applicable.
9.	None.
10.1	Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's S-1.*
10.2	Agilent Technologies, Inc. 1999 Stock Plan (restatement, effective September 17, 2001). Incorporated by reference from Exhibit 10.13 of the Company's 10-K/A filed on February 1, 2002.*
10.3	Agilent Technologies, Inc. 1999 Stock Plan (Amended and Restated Effective May 21, 2002). Incorporated by reference from the Company's S-8 filed May 23, 2002.*
10.4	Agilent Technologies, Inc. 1999 Stock Plan, as amended and restated, and Amendment No. 1 thereto dated March 5, 2003. Incorporated by reference from Exhibit (d)(1) of the Company's Schedule TO filed on May 20, 2003.*
10.5	Amendment No. 2 to Agilent Technologies, Inc. 1999 Stock Plan dated May 20, 2003. Incorporated by reference from Exhibit 10.18 of the Company's 10-Q filed June 4, 2003.*
10.6	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, Effective November 18, 2003). Incorporated by reference from Exhibit 10.19 of the Company's 10-Q filed March 4, 2004.*
10.7	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement, effective July 19, 2005). Incorporated by reference from Exhibit 10.54 of Company's 10-Q filed September 7, 2005.*
10.8	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*
10.9	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed November 12, 2004.*

10.10	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed November 12, 2004.*
10.11	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company's 10-K filed December 21, 2004.*
10.12	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.30 of the Company's 10-K filed December 21, 2004.*
10.13	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.29 of the Company's 10-K filed December 21, 2004. Incorporated by reference from Exhibit 10.31 of the Company's 10-K filed December 21, 2004.*
10.14	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.32 of the Company's 10-K filed December 21, 2004.*
10.15	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.33 of the Company's 10-K filed December 21, 2004.*
10.16	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.34 of the Company's 10-K filed December 21, 2004.*
10.17	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.35 of the Company's 10-K filed December 21, 2004.*
10.18	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.36 of the Company's 10-K filed December 21, 2004.*
10.19	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.37 of the Company's 10-K filed December 21, 2004.*
10.20	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.38 of the Company's 10-K filed December 21, 2004.*
10.21	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan. Incorporated by reference from Exhibit 10.39 of the Company's 10-K filed December 21, 2004.*
10.22	Agilent Technologies, Inc. Employee Stock Purchase Plan. Incorporated by reference from Exhibit 4.1 of the Company's Form S-8 filed September 29, 2000.*
10.23	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, Effective November 1, 2004). Incorporated by reference from Exhibit 10.23 of the Company's 10-Q filed September 2, 2004.*
10.24	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005). Incorporated by reference from Exhibit 10.55 of Company's 10-Q filed September 7, 2005.*

10.25	1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's S-1.*
10.26	1999 Non-Employee Director Stock Plan (Amended and Restated Effective January 20, 2004). Incorporated by reference from Exhibit 10.19 of the Company's 10-Q filed June 3, 2004.*
10.27	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated, Effective July 20, 2004). Incorporated by reference from Exhibit 10.24 of the Company's 10-Q filed September 2, 2004.*
10.28	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2006).*
10.29	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan. Incorporated by reference from Exhibit 10.3 of the Company's 8-K filed November 12, 2004.*
10.30	Agilent Technologies, Inc. Excess Benefit Retirement Plan. Incorporated by reference from Exhibit 10.7 of the Company's Form 10-K filed January 22, 2002. Amendment to the Agilent Technologies, Inc. Excess Benefit Retirement Plan adopted effective May 1, 2000.*
10.31	Agilent Technologies, Inc. Long-Term Performance Program Description for Section 16 Officers, effective November 1, 2003. Incorporated by reference from Exhibit 10.18 of the Company's 10-Q filed March 4, 2004.*
10.32	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004). Incorporated by reference from Exhibit 10.21 of the Company's 10-Q filed June 3, 2004.*
10.33	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed November 19, 2004.*
10.34	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004). Incorporated by reference from Exhibit 10.22 of the Company's 10-Q filed June 3, 2004.*
10.35	Agilent Technologies, Inc. 2005 Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed November 19, 2004.*
10.36	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated as of November 14, 2006).*
10.37	Form of Indemnification Agreement entered into by the Company with each of its directors and board-appointed officers. Incorporated by reference from Exhibit 10.5 of the Company's S-1.*
10.38	Offer letter from the Company to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001. Incorporated by reference from Exhibit 10.15 of the Company's 10-Q filed on March 6, 2002.
10.39	Form of Change of Control Severance Agreement entered into by the Company with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.15 of the Company's 10-Q filed March 12, 2003.*

10.40	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by the Company with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White. Incorporated by reference from Exhibit 10.20 of the Company's 10-Q filed June 3, 2004.*
10.41	Amended and Restated Change of Control Severance Agreement entered into by the Company with Edward W. Barnholt. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed March 21, 2005.*
10.42	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed February 4, 2005.*
10.43	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed February 4, 2005.*
10.44	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees, Amended and Restated effective November 1, 2006.
10.45	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed March 7, 2005.*
10.46	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed September 14, 2005.*
10.47	Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Agilent's Named Executive Officers, other than the Chief Executive Officer. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed September 14, 2005.*
10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.48 of the Company's 10-Q filed March 10, 2005.*
10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed March 21, 2005.*
10.50	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon. Incorporated by reference from Exhibit 10.49 of the Company's 10-Q filed March 10, 2005.*
10.51	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen. Incorporated by reference from Exhibit 10.50 of the Company's 10-Q filed March 10, 2005.*
10.52	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005. Incorporated by reference from Exhibit 10.4 of the Company's 8-K filed March 7, 2005.*
10.53	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors. Incorporated by reference from Exhibit 10.52 of the Company's 10-Q filed March 10, 2005*

10.54	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn. Incorporated by reference from Exhibit 10.53 of the Company's 10-Q filed March 10, 2005*
10.55	Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed May 3, 2005.*
10.56	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005. Incorporated by reference from Exhibit 10.2 of the Company's 8-K filed May 3, 2005.*
10.57	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the Company's 10-Q filed on March 19, 2001.
10.58	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc. Incorporated by reference from Exhibit 10.11 of the Company's 10-Q filed on June 14, 2001.
10.59	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001. Incorporated by reference from Exhibit 10.19 of the Company's 10-K filed December 22, 2003.
10.60	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company's 10-K filed December 21, 2004. First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.39 of the Company's 10-Q filed March 10, 2005. Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.40 of the Company's 10-Q filed June 6, 2005.
10.61	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 1, 2005). Incorporated by reference from Exhibit 10.58 of the Company's 10-K filed January 17, 2006.
10.62	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of November 1, 2005). Incorporated by reference from Exhibit 10.59 of the Company's 10-K filed January 17, 2006.*
10.63	Summary Sheet for Named Executive Officers for Fiscal 2006. Incorporated by reference from Exhibit 10.60 of the Company's 10-K filed January 17, 2006.*
10.64	Master Repurchase Agreement (including Annexes and related Confirmation), dated as of January 27, 2006, between Agilent Technologies World Trade, Inc. and Fenway Capital, LLC. Incorporated by reference from Exhibit 99.1 of the Company's 8-K filed February 1, 2006.
10.65	Guaranty of Agilent Technologies, Inc. to Fenway Capital, LLC dated, as of January 27, 2006. Incorporated by reference from Exhibit 99.2 of the Company's 8-K filed February 1, 2006.
10.66	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005). Incorporated by reference from Exhibit 10.63 of the Company's 10-Q filed on March 9, 2006.*

10.67	Offer Letter to Keith Barnes, Chief Executive Officer of Verigy Pte. Ltd. dated April 4, 2006. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed on April 12, 2006.*
10.68	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006. Incorporated by reference from Exhibit 10.1 of the Company's 8-K filed on May 12, 2006.*
10.69	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006. Incorporated by reference from Exhibit 10.66 of the Company's 10-Q filed on June 6, 2006.
10.70	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.67 of the Company's 10-Q filed on June 6, 2006.
10.71	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.68 of the Company's 10-Q filed on June 6, 2006.
10.72	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.69 of the Company's 10-Q filed on June 6, 2006.
10.73	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.70 of the Company's 10-Q filed on June 6, 2006.
10.74	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006. Incorporated by reference from Exhibit 10.71 of the Company's 10-Q filed on June 6, 2006.
10.75	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006. Incorporated by reference from Exhibit 10.72 of the Company's 10-Q filed on June 6, 2006.
10.76	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc. Incorporated by reference from Exhibit 10.73 of the Company's 10-Q filed on September 6, 2006.
10.77	Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd. Incorporated by reference from Exhibit 2.1 of the Company's 8-K filed on August 15, 2005.
10.78	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V. Incorporated by reference from Exhibit 2.2 of the Company's 8-K filed on August 15, 2005.
11.1	See Note 9, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 89.
12.1	None.
13.	None.
14.1	See Investor Information in Item 1: Business on page 17 of this Annual Report on Form 10-K.
15.	Not applicable.
16.	None
17.	Not applicable.

18.	None.
19-20.	Not applicable.
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2006.
22.	None.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
25-30.	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33-98.	Not applicable.
99.	None.

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

Date: December 22, 2006

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

Signature	Title	Date
/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 22, 2006
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2006
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 22, 2006
/s/ PAUL N. CLARK Paul N. Clark	Director	December 22, 2006
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 22, 2006
/s/ ROBERT L. JOSS Robert L. Joss	Director	December 22, 2006
/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 22, 2006
/s/ HEIDI KUNZ Heidi Kunz	Director	December 22, 2006
/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 22, 2006
/s/ A. BARRY RAND A. Barry Rand	Director	December 22, 2006

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  SCHEDULE II