Form 10-Q
period 2007-01-31
AGILENT TECHNOLOGIES INC
filed 2007-03-09
CIK 1090872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER:  001-15405

AGILENT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0518772
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

5301 STEVENS CREEK BLVD, SANTA CLARA,
CALIFORNIA	95051
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 553-7777

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

LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐  NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING FEBRUARY 28, 2007
COMMON STOCK, $0.01 PAR VALUE	403,653,544 SHARES

AGILENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net revenue:
Products	$1,065	$967
Services and other	215	200
Total net revenue	1,280	1,167
Costs and expenses:
Cost of products	463	439
Cost of services and other	126	126
Total costs	589	565
Research and development	168	165
Selling, general and administrative	428	402
Total costs and expenses	1,185	1,132
Income from operations	95	35
Interest income	50	36
Interest expense	(23)	(5)
Other income (expense), net	1	17
Income from continuing operations before taxes, equity income and gain on sale of Lumileds	123	83
Provision (benefit) for income taxes	(27)	10
Equity in net income and gain on sale of Lumileds	—	901
Income from continuing operations	150	974
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,837
Income from discontinued operations of our semiconductor test solutions business, net	—	5
Net income	$150	$2,816

Net income per share — basic:
Income from continuing operations	$0.37	$2.06
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	3.88
Income from discontinued operations of our semiconductor test solutions business, net	—	0.01
Net income per share — basic	$0.37	$5.95

Net income per share — diluted:
Income from continuing operations	$0.36	$2.02
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	3.80
Income from discontinued operations of our semiconductor test solutions business, net	—	0.01
Net income per share — diluted	$0.36	$5.83

Weighted average shares used in computing net income per share:
Basic	406	473
Diluted	418	483

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,090	$2,262
Accounts receivable, net	671	692
Inventory	648	627
Other current assets	340	377
Total current assets	3,749	3,958
Property, plant and equipment, net	775	775
Goodwill and other intangible assets, net	517	468
Restricted cash and cash equivalents	1,604	1,606
Other assets	548	562
Total assets	$7,193	$7,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$378
Employee compensation and benefits	343	414
Deferred revenue	235	225
Income and other taxes payable	343	390
Other accrued liabilities	139	131
Total current liabilities	1,372	1,538
Long-term debt	1,500	1,500
Retirement and post-retirement benefits	279	288
Other long-term liabilities	385	395
Total liabilities	3,536	3,721
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding
Common stock; $0.01 par value; 2 billion shares authorized; 539 million shares at January 31, 2007 and 535 million shares at October 31, 2006 issued	5	5
Treasury stock at cost; 134 million shares at January 31, 2007 and 127 million shares at October 31, 2006	(4,779)	(4,525)
Additional paid-in-capital	6,726	6,605
Retained earnings	1,684	1,534
Accumulated other comprehensive income	21	29
Total stockholders’ equity	3,657	3,648
Total liabilities and stockholders’ equity	$7,193	$7,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$150	$2,816
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,837
Less: income from discontinued operations of our semiconductor test solutions business, net	—	5
Income from continuing operations	150	974
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	46	39
Share-based compensation	36	32
Deferred taxes	(1)	11
Excess and obsolete inventory-related charges	3	12
Asset impairment charges	2	1
Net gain on sale of investments	(2)	(9)
Gain on sale and undistributed equity in net income of Lumileds	—	(901)
Other	1	1
Changes in assets and liabilities:
Accounts receivable	26	38
Inventory	(20)	(22)
Accounts payable	(65)	41
Employee compensation and benefits	(72)	(112)
Income taxes and other taxes payable	(46)	(100)
Other current assets and liabilities	54	(30)
Other long-term assets and liabilities	(19)	(79)
Net cash provided by (used in) operating activities of continuing operations	93	(104)
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	—	7
Net cash used in operating activities of discontinued operations related to our semiconductor test solutions business	—	(31)
Net cash provided by (used in) operating activities	93	(128)
Cash flows from investing activities:
Investments in property, plant and equipment	(37)	(47)
Proceeds from sale of property, plant and equipment	1	2
Investments in equity securities	—	(2)
Proceeds from the sale of Lumileds and other investments	12	960
Net proceeds from sale of discontinued operations	—	2,531
Increase (decrease) in restricted cash, cash equivalents and investments, net	1	(1,579)
Payment of loan receivable	—	50
Proceeds from sale of short-term investments	—	25
Acquisitions of businesses and intangible assets, net of cash acquired	(70)	(15)
Net cash provided by (used in) investing activities of continuing operations	(93)	1,925
Net cash used in investing activities of discontinued operations related to our semiconductor products business	—	(6)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	—	(3)
Net cash provided by (used in) investing activities	(93)	1,916
Cash flows from financing activities:
Issuance of common stock under employee stock plans	85	235
Treasury stock repurchases	(254)	(2,991)
Proceeds from term-facility	—	700
Repayment of term facility	—	(700)
Debt issuance costs	—	(24)
Long-term debt	—	1,500
Net cash used in financing activities of continuing operations	(169)	(1,280)
Effect of exchange rate movements	(3)	3
Net increase (decrease) in cash and cash equivalents	(172)	511
Cash and cash equivalents at beginning of period	2,262	2,226
Cash and cash equivalents at end of period	$2,090	$2,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. OVERVIEW

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. In the first quarter of 2006, we completed the divestiture of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., (“Verigy”). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor products business and our semiconductor test solutions business are presented as discontinued operations for fiscal year 2006 in the consolidated financial statements.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Amounts related to other income (expense), net in the consolidated statement of operations for the period ended January 31, 2006 were reclassified to conform to the presentation used in 2007.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2007 and October 31, 2006, condensed consolidated statement of operations for the three months ended January 31, 2007 and 2006, and condensed consolidated statement of cash flows for the three months ended January 31, 2007 and 2006.

The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, share-based compensation, retirement and post retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN No. 48 on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial position.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. We adopted SAB No. 108 in our first quarter and the adoption had no material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No.159”).  SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations or cash flows.

4. SHARE-BASED COMPENSATION

We follow the accounting provisions of SFAS, No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), for share-based awards granted to employees and directors including employee stock option awards, restricted stock, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program (“LTPP”) using the estimated grant date fair value method of accounting in accordance with SFAS No. 123 (R).

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2007	2006
	(in millions, except
	per share data)
Cost of products and services	$10	$7
Research and development	6	6
Selling, general and administrative	20	19
Total share-based compensation expense	$36	$32

Impact on net income per share:
Basic and diluted	$0.09	$0.07

Share-based compensation capitalized within inventory at January 31, 2007 and 2006 was zero and $4.5 million, respectively. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three months ended January 31, 2007 and 2006.

The following assumptions were used during the three months ended January 31, 2007 and 2006 to estimate the fair value of options granted, ESPP purchases and the LTPP:

	Three Months Ended
	January 31,
	2007	2006
Stock Option Plans:
Weighted average risk-free interest rate	4.6%	4.3%
Dividend yield	0%	0%
Weighted average volatility	30%	29%
Expected life	4.6 yrs	4.25 yrs

ESPP:
Weighted average risk-free interest rate	4.8%	4.3%
Dividend yield	0%	0%
Weighted average volatility	32%	30%
Expected life	0.5-2 yrs	0.5-1 yr

LTPP:
Volatility of Agilent shares	31%	28%
Volatility of selected peer-company shares	16-57%	23-82%
Price-wise correlation with selected peers	29%	50%

For the three months ended January 31, 2007 and 2006, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. For the three months ended January 31, 2007 and 2006 shares granted under the LTPP were valued using a Monte Carlo simulation. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.

The expected stock price volatility assumption was determined using the implied volatility for our stock for the three months ended January 31, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees. The review of our most current data indicates that our executive employees have an average expected term of 4.6 years.

5. PROVISION FOR TAXES

The $27 million of income tax benefit for the three months ended January 31, 2007, includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations has now expired. The remainder is a provision for taxes on income generated in jurisdictions other than those in which the Company has full valuation allowances.  We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2007	2006
	(in millions)

Numerator:
Income from continuing operations	$150	$974
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,837
Income from discontinued operations of our semiconductor test solutions business, net	—	5
Net Income	$150	$2,816
Denominators:
Basic weighted-average shares	406	473
Potentially dilutive common stock equivalents — stock options and other employee stock plans	12	10
Diluted weighted-average shares	418	483

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended January 31,
	2007	2006
Options to purchase shares of common stock (in millions)	7	9
Weighted-average exercise price	$44	$46
Average common stock price	$33	$34

7. RESTRICTED CASH AND CASH EQUIVALENTS

As of January 31, 2007, $1,604 million was reported as restricted cash and cash equivalents on our condensed consolidated balance sheet.  Of this amount, $1,582 million was short-term restricted commercial paper maintained in connection with our obligations to a third party. In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a third party pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the third party those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as long-term debt on our condensed consolidated balance sheet.

8. INVENTORY

	January 31, 2007	October 31, 2006
	(in millions)
Finished goods	$299	$285
Work in progress	47	51
Raw materials	302	291
Total inventory	$648	$627

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2007:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2006	$272	$113	$385
Foreign currency translation impact	(6)	(2)	(8)
Goodwill arising from acquisitions	36	4	40
Goodwill at January 31, 2007	$302	$115	$417

The components of other intangibles as of January 31, 2007 and October 31, 2006 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2006:
Purchased technology	$208	$143	$65
Customer relationships	50	32	18
Total	$258	$175	$83

As of January 31, 2007:
Purchased technology	$229	$150	$79
Customer relationships	55	34	21
Total	$284	$184	$100

We recorded approximately $40 million of goodwill and $26 million of other intangibles during the three months ended January 31, 2007, primarily related to four acquisitions.  Pro forma disclosures are not presented for these acquisitions, as they are not material.

Amortization of intangible assets was $8 million for the three months ended January 31, 2007 and $4 million for the same period in the prior year. Accumulated amortization includes approximately $1 million unfavorable impact related to currency.  Future amortization expense related to existing purchased intangible assets is estimated to be $25 million for the remainder of 2007, $24 million for 2008, $17 million for 2009 and $34 million thereafter.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2007 and 2006, our net pension and post retirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost—benefits earned during the period	$10	$12	$9	$11	$1	$1
Interest cost on benefit obligation	10	10	16	14	7	7
Expected return on plan assets	(14)	(13)	(23)	(19)	(7)	(6)
Amortization and deferrals:
Actuarial (gain) loss	(1)	—	8	8	—	2
Prior service cost	—	—	—	—	(2)	(3)

Net plan costs	5	9	10	14	(1)	1

Curtailments	—	(22)	—	—	—	(21)
Settlements	(1)	—	—	(8)	—	—

Total net plan (income) costs	$4	$(13)	$10	$6	$(1)	$(20)

Distribution of net plan costs
Continuing operations	$4	$8	$10	$13	(1)	$1
Discontinued operations	—	(21)	—	(7)	—	(21)

Net plan (income) costs	$4	$(13)	$10	$6	$(1)	$(20)

In the U.S., because of lump sum payouts during the three months ended January 31, 2007, we recorded a settlement in accordance with by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”). The impact to the U.S. Plans was a gain of $1 million.

We contributed approximately $8 million to our U.S. defined benefit plans and $9 million to our non-U.S. defined benefit plans during the three months ended January 31, 2007 and $41 million and $8 million, respectively, for the same period in 2006. We expect to contribute approximately $30 million to our non-U.S. defined benefit plans during the remainder of fiscal 2007.

11. WARRANTIES

Standard Warranty

A summary of the standard warranty accrual activity is shown in the table below.

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$29	$40
Accruals for warranties issued during the period	15	14
Adjustments related to pre-existing warranties	(1)	(2)
Settlements made during the period	(13)	(15)
Ending balance at January 31,	$30	$37

Extended Warranty

Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts representing warranty contracts for the next twelve months are included in deferred revenue on the condensed consolidated balance sheet and were $46 million and $43 million at January 31, 2007 and October 31, 2006, respectively. The long-term amounts are recorded in other long-term liabilities on the condensed consolidated balance sheet and were $54 million and $55 million at January 31, 2007 and October 31, 2006, respectively.

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$98	$76
Recognition of revenue	(10)	(6)
Deferral of revenue for new contracts	12	12
Ending balance at January 31,	$100	$82

12. RESTRUCTURING AND ASSET IMPAIRMENT

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). As of January 31, 2007, we have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected.   Payments will continue to be made related to these properties over the next five years.

Our FY2005 Plan was announced in the fourth quarter of 2005. As a consequence of selling our semiconductor products business and spinning off our semiconductor test solutions business, the FY2005 Plan is designed to align our workforce with our smaller revenue base. The FY2005 Plan consists of voluntary and involuntary terminations. During the first quarter of 2007, we incurred $9 million of charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006.

A summary of restructuring activity for the three months ended January 31, 2007 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance at October 31, 2006	$13	$58	$71
Total charges	9	—	9
Cash payments	(15)	(7)	(22)
Ending balance at January 31, 2007	$7	$51	$58

The restructuring accrual for all plans, which totaled $58 million as of January 31, 2007 and $71 million as of October 31, 2006, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Completion of the workforce reduction component of the FY2005 Plan is expected by the end of fiscal year 2007 however lease payments for excess facilities are expected to extend over the next five years.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Cost of products and services	$3	$9
Research and development	1	4
Selling, general and administrative	5	21
Restructuring and asset impairment charges in continuing operations	$9	$34
Restructuring charges in discontinued operations	—	5
Total restructuring and asset impairment charges	$9	$39

13. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Net income	$150	$2,816
Other comprehensive income:
Change in unrealized gain (loss) on investments	—	(4)
Change in unrealized gain (loss) on derivative instruments	8	(1)
Foreign currency translation	(13)	4
Deferred taxes	(3)	(1)
Comprehensive income	$142	$2,814

14. STOCK REPURCHASE PROGRAM

During the fourth quarter of fiscal year 2006, our Board of Directors authorized a $2 billion stock repurchase program for shares of our common stock over the succeeding two year period. Under this program, in the fourth quarter of fiscal year 2006, we repurchased approximately 1.7 million shares for $56 million. In addition, in the first quarter of 2007, we repurchased approximately 7.6 million shares of our common stock for approximately $254 million. All repurchased shares and related costs are held as treasury stock and accounted for using the cost method.

15. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During 2006, we completed the divestiture of our semiconductor products business and spin off of our semiconductor test solutions business. After this reorganization, Agilent has two businesses — bio-analytical measurement and electronic measurement — each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. For 2006, corporate charges previously allocated to our semiconductor products business and semiconductor test systems business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments’ income from operations and Agilent’s income from continuing operations and are classified as unallocated semiconductor products business corporate charges and unallocated semiconductor test systems business corporate charges.

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

The profitability of each of the segments is measured after excluding amortization and impairment of other intangibles, restructuring and asset impairment charges, share based compensation expense, investment gains and losses, interest income, interest expense and other items as noted in the reconciliation below.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended January 31, 2007:
Total net revenue	$825	$455	$1,280
Segment income from operations	$95	$88	$183
Three months ended January 31, 2006:
Total net revenue	$794	$373	$1,167
Segment income from operations	$89	$52	$141

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before taxes, equity income and gain on sale of Lumileds:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Total reportable segments’ income from operations	$183	$141
Restructuring and asset impairment	(9)	(34)
Interest income	50	36
Interest expense	(23)	(5)
Other income (expense), net	1	17
Share-based compensation	(36)	(32)
Donation to Agilent Foundation	(20)	—
Unallocated semiconductor products business corporate charges	—	(13)
Unallocated semiconductor test solutions business corporate charges	—	(17)
Amortization of intangibles and other	(23)	(10)
Income from continuing operations before taxes, equity income and gain on sale of Lumileds, as reported	$123	$83

In the first quarter of 2007, we donated $20 million to the Agilent Foundation, which is a non-profit public benefit corporation for charitable and educational purposes.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of January 31, 2007	$2,155	$927	$3,082
As of October 31, 2006	$2,156	$922	$3,078

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in the markets we sell into, our strategic direction, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, our financial results, revenue generated from international sales, our cost-control activities, the status of our restructuring programs including our lease and severance payment obligations, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

In the first quarter of 2006, we completed the divestiture of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd. (“Verigy”). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor products business and our semiconductor test solutions business are presented as discontinued operations for fiscal year 2006 in the consolidated financial statements.

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”) is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two businesses focused on the electronic measurement market and the bio-analytical measurement market.

For the three months ended January 31, 2007, total Agilent orders were $1.25 billion, up 6 percent in comparison to the same period last year. Net revenue of $1.28 billion for the three months ended January 31, 2007 was up 10 percent from the same period last year. Bio-analytical measurement showed growth in all of its markets and electronic measurement increased revenues overall, but showed some weakness in the wireless manufacturing test market.

Income from continuing operations for the three months ended January 31, 2007 and January 31, 2006 was $150 million and $974 million, respectively. A gain of $901 million in the three months ended January 31, 2006 was recorded on the sale of an equity investment, Lumileds. Net income for 2007 includes a one time reversal of a tax reserve of $50 million on potential non-U.S. exposures where the statute of limitations has now expired. Net income for 2006 includes $1,837 million from, and gain on the sale of, the discontinued operations of our semiconductor products business and $5 million for the income from the discontinued operations of our semiconductor test solutions business. In the first quarter of 2007, we generated $93 million of operating cash compared with a consumption of $104 million in the prior year. For the three months ended January 31, 2007 the improvement in operating cash was driven by the overall increase in operating income from continuing operations together with a $29 million reduction in disbursements relating to restructuring activities, a $77 million decrease in the settlement of tax obligations and a $32 million reduction in contributions to defined benefit plans when compared to the prior year.

In the three months ended January 31, 2007, we invested $70 million in four acquisitions and several intangible assets, net of cash acquired. These purchases strengthen existing Agilent instrumentation portfolios and complement testing solutions for sulfur detection, optical communications and synthetic instrumentation.  We repurchased approximately 7.6 million shares of our common stock in the first quarter for $254 million.

Looking forward, our focus will be to grow revenue at a faster rate than the electronic measurement and bio-analytical markets, primarily through increasing market share, expanding our served market size with new products and channels and by complementary acquisitions. Our primary strategy is to pursue profitable growth by expanding our leadership in core markets and seeking revenue growth opportunities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, share-based compensation, retirement and post retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock for the three months ended January 31, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 29.5 percent to 39.5 percent would generally increase the value of an award and the associated compensation cost by approximately 20 percent if no other factors were changed.

In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees. The review of our most current data indicates that our executive employees have an average expected term of 4.6 years.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the three months ended January 31, 2007 that required us to test goodwill or purchased intangibles for impairment.

Adoption of New Pronouncements

 See Note 3 to the consolidated financial statements for a description of new accounting pronouncements.

Restructuring and Asset Impairment

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). We have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected. Payments will continue to be made related to these properties over the next five years.

Our FY2005 Plan was announced in the fourth quarter of 2005. As a consequence of selling our semiconductor products business and spinning off our semiconductor test solutions business, the FY2005 Plan is designed to align our workforce with our smaller revenue base. The FY2005 Plan consists of voluntary and involuntary terminations. During the first quarter of 2007, we incurred $9 million of charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006.   Future charges of approximately $5 million are also expected for these individuals, with some limited additional charges expected for individuals to be notified in future periods. We expect to complete all actions associated with the FY2005 Plan by the end of fiscal 2007.

See Note 12, “Restructuring and Asset Impairment,” of the condensed consolidated financial statements for more details relating to the restructuring and asset impairment activity.

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

Results from Continuing Operations

Orders and Net Revenue

	Three Months Ended January 31,		2007 over
	2007	2006	2006
	(in millions)
Orders	$1,250	$1,177	6%
Net revenue:
Products	1,065	967	10%
Services and other	215	200	8%
Total net revenue	$1,280	$1,167	10%

	Three Months Ended January 31,		2007 over
	2007	2006	2006
% of total net revenue:
Products	83%	83%
Services and other	17%	17%
Total	100%	100%

Agilent orders increased 6 percent for the three months ended January 31, 2007 compared to the same periods in 2006, with both business segments achieving growth.

Our bio-analytical measurement business orders grew at 15 percent in the first quarter and were balanced across all major markets. Electronic measurement orders grew by 2 percent compared with the same period last year with some weakness in orders for wireless manufacturing test equipment.

Agilent net revenue increased 10 percent for the three months ended January 31, 2007 compared to the same periods last year.

The bio-analytical measurement business achieved growth of 22 percent setting a record for revenue, growth and profit for this business segment. The success of our new product introductions especially the 1200 series Rapid Resolution Liquid Chromatography (“RRLC”), High Performance Liquid Chromatography (“HPLC”) and expanded Liquid Chromatography/Mass Spectrometry (“LC/MS”) portfolio (single quad, triple quad and quadropole time-of-flight) have added to the double digit growth for chemical analysis and life science areas within the business segment. Chemical analysis saw the petrochemical area as the strongest contributor due to higher oil prices, systems replacements in Americas and Europe and the construction of new refineries in China and India. Food testing was also strong driven by updated food safety regulations in China and India. In life sciences the large pharmaceutical and biotechnology companies market saw good demand for fast LC’s, mass spectrometers and micro arrays and informatics tools. In addition there is sustained growth of contract research organizations and generic pharmaceutical companies in China and India and increased research spending in Korea and Singapore.

Electronic measurement business revenues increased by 4 percent compared with the prior year. Revenues in general purpose test were driven by solid end-market demand in the computer and semiconductor industries, aerospace/defense and consumer electronics design and manufacturing. Oscilloscopes are one example of a product with good annual growth that serves all of these end markets. Recent launches of new low cost instruments have been well received and provide an opportunity for growth throughout 2007. Communications test is seeing significant weakness in the wireless manufacturing test market as our customers grow into previously purchased capacity and ramp volumes in phones using older technologies (2G/2.5G). Wireless R&D is showing steady growth as mobile device designers focus on integrated handsets for voice/data/audio/video services.  New technologies such as WiMax also provide for growth opportunities.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three months ended January 31, 2007 increased by 8 percent as compared to the same period last year. Service revenue trends tend to lag product revenue due to the deferral of significant service revenue which is recognized over extended time periods.

Operating Results

	Three Months Ended January 31,		2007 over
	2007	2006	2006
Gross margin on products	57%	55%	2 ppts
Gross margin on services and other	41%	37%	4 ppts
Total gross margin	54%	52%	2 ppts
Operating margin	7%	3%	4 ppts

(in millions)
Research and development	$168	$165	2%
Selling, general and administrative	$428	$402	6%

At January 31, 2007, our unfilled orders for the electronic measurement business amounted to approximately $690 million, as compared to approximately $680 million at January 31, 2006.  At January 31, 2007, our unfilled orders for the bio-analytical measurement business were approximately $230 million, as compared to approximately $200 million at January 31, 2006. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months.  On average, our unfilled orders represent approximately two months’ worth of revenues.  In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance

Gross margin increased 2 percentage points for the three months ended January 31, 2007 compared to the same period last year.  Gross margins for products increased by 2 percentage points and gross margins for services and other revenue increased by 4 percentage points for the three months ended January 31, 2007 compared to the same period last year. The improvement in gross margins during the first quarter of fiscal year 2007 was largely as a result of refunctionalization of $15 million of  general infrastructure allocations from cost of goods sold to research and development and selling, general and administrative expenses. The lower allocations to gross margins reflect the on going headcount profile which is now less manufacturing intensive since the divestiture of our semiconductor products business. The relative strength of the Yen and the Euro against the US dollar has increased gross margins by $12 million when compared to the same period last year. This increase, due to currency, has been largely offset by corresponding increases in expenses and overall had an immaterial impact on income from operations. Gross inventory charges were $3 million and $12 million for the three months ended January 31, 2007 and 2006, respectively.

Research and development expenses increased 2 percent for the three months ended January 31, 2007, compared to the same period last year. The main drivers for the increase were due to the above-mentioned general infrastructure refunctionalization and currency changes. We remain committed to bringing new products to market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 6 percent for the three months ended January 31, 2007, compared to the same period last year, primarily due to increased employee related costs, such as variable pay, sales commissions and shared-based compensation expense, increased marketing costs associated with new product launches, and the effects of general infrastructure refunctionalization and currency changes. In addition, we donated $20 million to the Agilent Foundation, which is a non-profit public benefit corporation for charitable and educational purposes.

At January 31, 2007, our headcount, for continuing operations, was approximately 18,800 as compared to approximately 18,850 at January 31, 2006.

General Infrastructure and Shared Services

For Agilent overall we have decreased our infrastructure costs, compared to last year,  primarily through continuing restructuring activities and streamlining our operations. We have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions.  We expect that a few key infrastructure areas such as IT and workplace services will continue to see some savings in this fiscal year which will be passed on to each of our businesses according to their usage of the services.

Provision for Income Taxes

For the three months ended January 31, 2007, we recorded an income tax benefit of $27 million on continuing operations compared to an income tax provision of $10 million on continuing operations for the same period last year.  The income tax provision for the three months ended January 31, 2007, includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations has now expired. For the three months ended January 31, 2007, we recorded an income tax provision of zero, compared to $15 million last year, on discontinued operations.  The provision was recorded for taxes on income generated in jurisdictions other than those in which the company has full valuation allowances.  We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2007, the current estimate of the annual effective tax rate is 12 percent on continuing operations.  The income tax rate for continuing operations was (22) percent for the three months ended January 31, 2007. The tax rates for both the three months ended January 31, 2007 and the estimated 2007 annual effective tax rates benefited from the resolution of $50 million of international tax issues.  The benefit was treated as a discrete event for the quarter ended January 31, 2007. Excluding the impact of the $50 million tax benefit, we anticipate the full-year 2007 effective tax rate on continuing operations to be approximately 18 percent. The overall tax rate reflects taxes in jurisdictions other than the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances.  This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which the Company operates which have varying statutory rates.

In connection with an Internal Revenue Service (“IRS”) audit of our U.S. federal income tax returns for 2000 through 2002, we received Notices of Proposed Adjustment (“NOPA”) in October 2006 and January 2007 in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable. The October 2006 NOPA relates to the use of Agilent’s brand name by our foreign affiliates.  We expect to receive a Revenue Agent’s Report with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. The January 2007 NOPA relates to a deemed dividend between Agilent’s affiliates. This claim may be included in the Revenue Agent’s Report if we are unsuccessful in addressing it before the audit concludes. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws.  Accordingly, we will oppose the claimed adjustments vigorously.  In accordance with SFAS No. 5, “Accounting for Contingencies”, we have not accrued an income tax liability in our January 31, 2007 or October 31, 2006 financial statements as we believe the possibility that the IRS will be successful in its claim for the adjustments is remote.

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

Segment Overview

Agilent is the world’s premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two businesses focused on the electronic measurement market and the bio-analytical measurement market.

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended January 31,		2007 over
	2007	2006	2006
	(in millions)
Orders	$817	$799	2%
Net revenue	$825	$794	4%

Overall orders for the three months ended January 31, 2007 increased 2 percent compared with the same period last year, with growth in our nano-positioning and oscilloscope businesses offset by weaker orders for wireless manufacturing test equipment.

Revenues for the three months ended January 31, 2007 increased 4 percent compared to the same period last year. General purpose test revenues of $509 million increased 11 percent for the three months ended January 31, 2007, compared to the same period last year, as our general purpose end markets continue to experience solid growth fueled by the ongoing global economic expansion and rising consumer spending on electronics. Increasing demand for their end products, time-to-market pressures and rapid technological rolls all contribute to ongoing demand for test equipment by our broad customer base.  Communications test revenues of $316 million decreased 6 percent for the three months ended January 31, 2007 compared to the same period last year driven by weaker demand in wireless manufacturing test.  Other communications test markets (such as wireline and wireless R&D) were more stable with moderate growth compared to last year.

Looking forward, we expect gradual growth for our electronic measurement business.  We expect growth to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets) as well as by wireline opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, all fueled by consumer demand for voice/data/video converged services.  The aerospace/defense market’s overall longer-term trends of spending growth in areas of signal intelligence, communications, surveillance and information warfare bode well for longer-term growth in test and measurement sales into this market.  This growth potential could be mitigated by potential slowdowns in spending on new communications technologies, governmental budgetary shifts and contraction in the semiconductor market.

Operating Results

	Three Months Ended
	January 31,		2007 over
	2007	2006	2006
Gross margin	57%	55%	2 ppts
Operating margin	12%	11%	1 ppts

(in millions)
Research and development	$124	$113	10%
Selling, general and administrative	$249	$233	7%

Gross margin increased 2 percentage points for the three months ended January 31, 2007 compared to the same period last year. The increase was mainly driven by higher volumes, $8 million less in inventory charges and a change in the classification of corporate overhead charges from cost of sales to operating expenses of $8 million.

Research and development expenses for the three months ended January 31, 2007 increased 10 percent as compared to the same period last year, driven by continued investment in new technologies, market expansion opportunities and impact of currency movement.  Selling, general and administrative expenses increased 7 percent for the three months ended January 31, 2007 over the same period in the prior year, driven by selective spending increases in support of growth initiatives, acquisitions, unfavorable impact of currency movements and a change in the classification of corporate overhead charges from cost of sales to operating expenses.  Income from operations for the three months ended January 31, 2007 increased $6 million when compared to the same period last year.

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

Orders and Net Revenue

	Three Months Ended
	January 31,		2007 over
	2007	2006	2006
	(in millions)
Orders	$433	$378	15%
Net revenue	$455	$373	22%

Bio-analytical measurement business had a strong quarter, with year over year growth for both orders and revenue.  Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three months ending January 31, 2007 grew 15 percent from the same periods last year, with this being the third consecutive double digit growth quarter.  In our chemical analysis business, we continued to see strength from food and environmental markets together with demand for instrumentation in petrochemical industries. In life sciences we saw demand from pharmaceutical companies, contract research organizations, and generic drug manufacturers.

Revenue for three months ending January 31, 2007 grew 22 percent from the same period last year.  Both chemical analysis and life sciences had an exceptional first quarter with year over year growth at 21 percent and 23 percent, respectively, and reporting revenues of $260 million and $195 million, respectively.

Chemical analysis continues to see good demand for food and environmental testing solutions.  Continued higher average oil prices have also driven demand for our petrochemical testing solutions. Petrochemical was our strongest customer market, up 32 percent year over year due to system replacements in Americas and Europe, construction of new refineries in India and China, and worldwide demand for alternative fuels such as biodiesel.  Food testing was also strong, up 20 percent year over year.  Growth in this sector was driven by updated food safety regulations in China and India and by overall increases made to regulatory standards worldwide.  In the environmental segment, local regulations continue to drive testing of drinking water, solid waste testing, and air monitoring, with growth in this market led by China and India.

In life sciences, we saw good demand from pharmaceutical companies, biotechs, contract research organizations, and generic drug manufacturers.  This demand in conjunction with our expanded product offerings from our liquid chromatography mass spectrometry portfolio was the main driver for the growth seen in life sciences.  From a product perspective, revenue growth for this market segment was driven by continued success of our new 1200 series liquid chromatography platform, particularly the rapid resolution system, high performance liquid chromatograph columns, single quad, triple quad, quadrupole time of flight mass spectrometers, and microarrays.

Looking forward, we have a new gas chromatograph platform and an enhanced gas chromatography mass spectrometer launching later in the second quarter.  We expect growth to continue from our recently released products such as rapid resolution liquid chromatography and enhanced single quadrupole liquid chromatography/mass spectrometry, triple quadrupole mass spectrometry, and quadrupole time-of-flight mass spectrometry systems.

Operating Results

	Three Months Ended
	January 31,		2007 over
	2007	2006	2006
Gross margin	53%	50%	3 ppts
Operating margin	19%	14%	5 ppts

(in millions)
Research and development	$35	$36	(3)%
Selling, general and administrative	$121	$101	20%

For the three months ended January 31, 2007, gross margin improved 3 percentage points compared to the same period last year.  The improvement in gross margin was driven by increased revenue, manufacturing efficiencies, decrease in general infrastructure cost and savings from selected cost reduction programs.

Research and development expenses decreased 3 percent for the three months ended January 31, 2007, compared to the same period last year.  Spending was relatively flat to prior year investment levels.

 Selling, general and administrative expenses increased 20 percent compared to last year.  This increase was due to higher employee-related costs, higher sales commissions, investments in marketing programs, and higher general infrastructure costs.

For the three months ending January 31, 2007, operating margin increased 5 percentage points compared to the same period a year ago.  This increase was due to higher revenues and operational efficiencies offsetting increased selling, general, and administrative investments to accommodate growth.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remained strong at January 31, 2007, with cash and cash equivalents of $2,090 million as compared to $2,262 million at October 31, 2006.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of continuing operations was $93 million in the first quarter of 2007 compared to $104 million used in the same period in 2006. During the first quarter, generation of cash flows from operations is normally low due to a number of activities that occur infrequently throughout the year. For example, we pay out semi-annual incentive compensation, as well as record our employees’ purchase of stock as part of the employee share purchase program in the first quarter of each fiscal year. Looking forward to the remainder of the year, we expect to generate sufficient cash from operations to fund our operations and investment in property, plant and equipment.

In the three months ended January 31, 2007, accounts receivable generated $26 million cash as compared to cash generation of $38 million in the same period in 2006. Our revenues increased by approximately 10 percent year-over-year resulting in higher accounts receivables, however, days sales outstanding decreased to 47 days as of January 31, 2007 from 50 days a year ago reflecting the continued improvement in receivables management. Accounts payable used cash of $65 million during the first quarter of 2007 versus cash generation of $41 million in the same period in 2006. Cash used for inventory was $20 million for the three months ended January 31, 2007 compared to cash used of $22 million in the same period of 2006.

We made disbursements for restructuring activities of $22 million in the first quarter of 2007, primarily in the form of severance payments, compared to $51 million during the same period of 2006.  We have also paid approximately $93 million during the first quarter of 2007 under our variable pay programs for the six months ended October 31, 2006, as compared to $79 million paid out during the first quarter of 2006.

We paid approximately $19 million in tax payments in first quarter of 2007 as compared to $96 million in the same period in 2006. One of the primary reasons for the higher tax payments in 2006 was the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004 and the 2005 federal alternate minimum tax.

We contributed $8 million to our U.S. defined benefit plans in the first quarter of 2007 compared to $41 million in first quarter of 2006. The reduced funding amounts in the U.S. were possible due to the improvement in our funded status. Our international defined benefits plans are generally funded ratably throughout the year. We contributed approximately $9 million to our non U.S. defined benefit plans for the three months ended January 31, 2007 compared to approximately $8 million during the same period in 2006. Total contributions in the three months ended January 31, 2007 were approximately $17 million or 65 percent less than in the same period in 2006. Our annual contributions are dependent on the funded status of our plans which are affected by several factors including the performance of our assets in comparison to our projected benefit obligations. We expect to contribute approximately $30 million to our non U.S. plans for the remainder of 2007.

Net cash provided by operating activities from discontinued operations related to semiconductor products business was $7 million during the first quarter of 2006. Discontinued operations related to semiconductor test solutions business used $31 million during the same period. We did not have any cash flows from operating activities related to discontinued operations in 2007.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of continuing operations for the three months ended January 31, 2007 was $93 million compared to $1,925 million provided in the same period in 2006.

In 2006, we divested our semiconductor products business for $2.5 billion, net of transaction costs and taxes. We also completed the sale of our ownership in Lumileds to Philips for approximately $949 million, plus repayment of approximately $51 million of outstanding principal debt and accrued interest from Lumileds in the first quarter of 2006.

In 2006, restricted cash, cash equivalents and investments, net increased by approximately $1.6 billion. We are required to hold restricted cash, cash equivalents and investments due to the financing described under “net cash used in financing activities” below.

Investments in property, plant and equipment were $37 million, a decrease of $10 million from 2006 levels. We believe that total capital expenditure for the current year will be approximately $150 million compared to last year’s $185 million. The higher capital expenditure during the last year was due to our site consolidation and relocation following the semiconductor products business divestiture and spin-off of our semiconductor test solutions business. In the three months ended January 31, 2007, we invested $70 million in four acquisitions and several intangible assets, net of cash acquired, compared to $15 million for the period ended January 31, 2006. Proceeds from the sale of investments were $12 million.

Net cash used in investing activities from discontinued operations related to semiconductor products business and semiconductor test solutions business was $6 million and $3 million, respectively, during the first quarter of 2006. We did not have any cash flows from investing activities related to discontinued operations in 2007.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2007 was $169 million compared to $1,280 million used during the same period in 2006.

Our board of directors authorized a new stock repurchase program of up to $2 billion in the fourth quarter of 2006. We repurchased approximately 7.6 million shares for $254 million during the first quarter of 2007. We are authorized to repurchase shares of our common stock up to $1.7 billion in the remainder of 2007 and 2008. We repurchased 83 million shares for an aggregate amount of approximately $3 billion during the same period in 2006 under a different program.

Proceeds from issuance of common stock under employee stock plans were $85 million in first quarter of 2007 compared to $235 million during the same period of 2006. The increased activity in the first quarter of 2006 was primarily due to option exercises by employees of our semiconductor products business whose options were subject to accelerated vesting and 90-day term limitation upon the sale of our semiconductor products business.

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a third party pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the third party those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as long-term debt on our condensed consolidated balance sheet.

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

On December 11, 2006, Moody’s Investors Service (“Moody’s”) upgraded their corporate family rating and probability of default rating of Agilent from “Ba2” to “Ba1” and revised their rating outlook to positive, leaving unchanged the speculative grade liquidity rating of “SGL-1”. On January 12, 2007, Standard & Poor’s Rating Services (“S&P”) raised its corporate credit and senior unsecured debt ratings of Agilent to “BBB-” from “BB+”, with a “stable” ratings outlook.

Off Balance Sheet Arrangements

There were no substantial changes from our 2006 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the first quarter of 2007.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the Company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 61 percent and 62 percent of our revenues were generated in U.S. dollars during the first quarter of 2007 and 2006, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Court in New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties’ modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation.  Agilent is not one of the test cases and it is unclear what impact this will have on Agilent’s case. The settlement remains subject to a number of conditions, including final approval of the Court. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway. Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the settlement does not occur, and the litigation against the company continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. In light of the pending settlement, we believe the likelihood that we will be required to pay any material amount is remote.

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

The actions that we have taken in order to reduce costs could have long-term adverse effects on our business.

We have completed our program to transition our company to a reduced cost structure. These reductions, and regular, ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and consequently could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be and as a result adversely affect our stock price.

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

Our income may suffer if our manufacturing capacity does not match the demand for our products.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, we recently completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

We often rely on licenses of intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all. Our intellectual property portfolio, which we use in negotiating licenses and asserting counterclaims, has changed as a result of our divestitures and the Verigy spin-off. Portions of that portfolio relevant to the buyer of our semiconductor products business or to our semiconductor test solutions business are no longer available for our use except for a very limited ability to sublicense the divested and spun off intellectual property. We expect the IP portfolio to continue to change as we review and adjust our IP holdings consistent with our business strategies. Accordingly, the amount of intellectual property that we may use in our defense or for negotiations has decreased and will continue to change. We may be unable to obtain agreements on terms as favorable as we may have been able to obtain if we could have included in our defense or negotiations the divested and spun off intellectual property.

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

We expect to receive a Revenue Agent’s Report from the U.S. Internal Revenue Service for 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. These taxes are subject to review or audit by the Internal Revenue Service (“IRS”) and state, local and foreign tax authorities. In connection with an IRS audit of our U.S. federal income tax returns for 2000 through 2002, in October 2006, we received a Notice of Proposed Adjustment (“NOPA”) in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable (the “October 2006 NOPA”). The October 2006 NOPA relates to the use of Agilent’s brand name by our foreign affiliates. In addition, in January 2007, we received a NOPA in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable (the “January 2007 NOPA”).  The January 2007 NOPA relates to a deemed dividend between Agilent’s affiliates. We expect to receive a Revenue Agent’s Report with respect to the October 2006 NOPA in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties.  The January 2007 NOPA may be included in the Revenue Agent’s Report if we are unsuccessful in addressing it before the IRS audit concludes. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws. Accordingly, we will oppose the claimed adjustments vigorously. However, there can be no assurance that we will prevail, and, if this matter is decided adversely to us and we are required to pay a significant amount of additional U.S. taxes (and applicable interest and possible penalties) for these years, our results of operations and financial condition would be materially and adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2007.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2006 through Nov. 30, 2006	2,759,500	$33.45	2,759,500	$1,852
Dec. 1, 2006 through Dec. 31, 2006	2,599,000	$33.83	2,599,000	$1,764
Jan. 1, 2007 through Jan. 31, 2007	2,604,100	$33.09	2,604,100	$1,677
Total	7,962,600	$33.46	7,962,600

(1)           On September 20, 2006, the Company announced its intention to repurchase up to $2.0 billion of its common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.

(2)           The weighted average price paid per shares of common stock does not include the cost of commissions

ITEM 6.                    EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 33 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2007	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President, Finance and Administration, Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
10.8	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006). Incorporated by reference from Exhibit 10.8 of the Company’s 10-K filed December 22, 2006.*

10.28

Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2006). Incorporated by reference from Exhibit 10.28 of the Company’s 10-K filed December 22, 2006.*

10.36	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated as of November 14, 2006). Incorporated by reference from Exhibit 10.36 of the Company’s 10-K filed December 22, 2006.*

10.44

Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated effective November 1, 2006). Incorporated by reference from Exhibit 10.44 of the Company’s 10-K filed December 22, 2006.

11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements on page 9.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Indicates management contract or compensatory plan, contract or arrangement.