Form 10-Q
period 2007-04-30
AGILENT TECHNOLOGIES INC
filed 2007-06-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐  NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING APRIL 30, 2007
COMMON STOCK, $0.01 PAR VALUE	395,958,101 SHARES

AGILENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net revenue:
Products	$1,095	$1,028	$2,160	$1,995
Services and other	225	211	440	411
Total net revenue	1,320	1,239	2,600	2,406
Costs and expenses:
Cost of products	461	466	924	905
Cost of services and other	129	132	255	258
Total costs	590	598	1,179	1,163
Research and development	173	172	341	337
Selling, general and administrative	426	427	854	829
Gain on sale of San Jose site	—	(56)	—	(56)
Total costs and expenses	1,189	1,141	2,374	2,273
Income from operations	131	98	226	133
Interest income	44	47	94	83
Interest expense	(22)	(18)	(45)	(23)
Other income (expense), net	3	17	4	34
Income from continuing operations before taxes, equity income and gain on sale of Lumileds	156	144	279	227
Provision for income taxes	33	23	6	33
Equity in net income and gain on sale of Lumileds	—	—	—	901
Income from continuing operations	123	121	273	1,095
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(16)	—	1,821
Income from discontinued operations of our semiconductor test solutions business, net	—	10	—	15
Net income	$123	$115	$273	$2,931

Net income per share – basic:
Income from continuing operations	$0.31	$0.28	$0.67	$2.42
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(0.04)	—	4.03
Income from discontinued operations of our semiconductor test solutions business, net	—	0.03	—	0.03
Net income per share – basic	$0.31	$0.27	$0.67	$6.48

Net income per share – diluted:
Income from continuing operations	$0.30	$0.27	$0.66	$2.37
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(0.04)	—	3.93
Income from discontinued operations of our semiconductor test solutions business, net	—	0.03	—	0.03
Net income per share – diluted	$0.30	$0.26	$0.66	$6.33

Weighted average shares used in computing net income per share:
Basic	402	430	405	452
Diluted	413	442	416	463

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,050	$2,262
Accounts receivable, net	718	692
Inventory	650	627
Other current assets	373	377
Total current assets	3,791	3,958
Property, plant and equipment, net	777	775
Goodwill and other intangible assets, net	517	468
Restricted cash and cash equivalents	1,604	1,606
Other assets	594	562
Total assets	$7,283	$7,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$378
Employee compensation and benefits	425	414
Deferred revenue	248	225
Income and other taxes payable	412	390
Other accrued liabilities	137	131
Total current liabilities	1,554	1,538
Long-term debt	1,500	1,500
Retirement and post-retirement benefits	286	288
Other long-term liabilities	388	395
Total liabilities	3,728	3,721
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 542 million shares at April 30, 2007 and 535 million shares at October 31, 2006 issued	5	5
Treasury stock at cost; 146 million shares at April 30, 2007 and 127 million shares at October 31, 2006	(5,161)	(4,525)
Additional paid-in-capital	6,830	6,605
Retained earnings	1,807	1,534
Accumulated other comprehensive income	74	29
Total stockholders’ equity	3,555	3,648
Total liabilities and stockholders’ equity	$7,283	$7,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$273	$2,931
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,821
Less: income from discontinued operations of our semiconductor test solutions business, net	—	15
Income from continuing operations	273	1,095
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	93	85
Share-based compensation	76	54
Deferred taxes	(8)	(19)
Excess and obsolete inventory-related charges	8	21
Asset impairment charges	4	22
Net gain on sale of investments	(2)	(9)
Net gain on sale of assets	(6)	(53)
Gain on sale and undistributed equity in net income of Lumileds	—	(901)
Other	1	2
Changes in assets and liabilities:
Accounts receivable	(4)	(36)
Inventory	(30)	(17)
Accounts payable	(31)	72
Employee compensation and benefits	10	(42)
Income taxes and other taxes payable	15	(72)
Other current assets and liabilities	55	(17)
Other long-term assets and liabilities	(59)	(58)
Net cash provided by operating activities of continuing operations	395	127
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	—	7
Net cash provided by operating activities of discontinued operations related to our semiconductor test solutions business	—	34
Net cash provided by operating activities	395	168
Cash flows from investing activities:
Investments in property, plant and equipment	(79)	(81)
Proceeds from sale of property, plant and equipment	8	89
Investments in equity securities	—	(4)
Proceeds from the sale of Lumileds and other investments	12	960
Net proceeds from sale of discontinued operations	—	2,515
Increase (decrease) in restricted cash, cash equivalents and investments, net	2	(1,580)
Payment of loan receivable	—	50
Proceeds from sale of short-term investments	—	25
Purchase of minority interest in Yokogawa Analytical Systems	—	(98)
Acquisitions of businesses and intangible assets, net of cash acquired	(72)	(24)
Net cash provided by (used in) investing activities of continuing operations	(129)	1,852
Net cash used in investing activities of discontinued operations related to our semiconductor products business	—	(6)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	—	(24)
Net cash provided by (used in) investing activities	(129)	1,822
Cash flows from financing activities:
Issuance of common stock under employee stock plans	147	448
Treasury stock repurchases	(636)	(3,478)
Proceeds from term-facility	—	700
Repayment of term facility	—	(700)
Debt issuance costs	—	(25)
Cash distribution to minority interest in consolidated joint venture	—	(16)
Long-term debt	—	1,500
Net cash used in financing activities of continuing operations	(489)	(1,571)
Effect of exchange rate movements	11	12
Net increase (decrease) in cash and cash equivalents	(212)	431
Cash and cash equivalents at beginning of period	2,262	2,226
Cash and cash equivalents at end of period	$2,050	$2,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. OVERVIEW

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. In the first quarter of 2006, we completed the divestiture of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., (“Verigy”). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor products business and our semiconductor test solutions business are presented as discontinued operations for fiscal year 2006 in the condensed consolidated financial statements.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. The amounts comprising of other income (expense), net in the consolidated statement of operations for the three and six months ended April 30, 2006, were reclassified to conform to the more detailed presentation used in 2007, which separately discloses interest income and interest expense.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2007 and October 31, 2006, condensed consolidated statement of operations for the three and six months ended April 30, 2007 and 2006, and condensed consolidated statement of cash flows for the six months ended April 30, 2007 and 2006.

The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Funded status is the difference between the fair market value of plan assets and the benefit obligation. The company will adopt the recognition provisions of SFAS No. 158 as of October 31, 2007 and plans to adopt the measurement date requirement as of October 31, 2009. SFAS No. 158 will be applied prospectively. If the company had adopted SFAS No. 158 at the end of fiscal 2006, using the company’s year end actuarial valuations, the impact would have been a reduction in assets of $2 million, an increase in liabilities of $26 million, and a reduction of accumulated other comprehensive income of $28 million.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. We adopted SAB No. 108 in our first quarter and the adoption had no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

4. SHARE-BASED COMPENSATION

We follow the accounting provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), for share-based awards granted to employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and performance share awards under our Long-Term Performance Program (“LTPP”) using the estimated grant date fair value method of accounting in accordance with SFAS No. 123 (R).

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(in millions, except		(in millions, except
	per share data)		per share data)
Cost of products	$11	$8	$21	$15
Research and development	8	4	14	10
Selling, general and administrative	21	10	41	29
Total share-based compensation expense	$40	$22	$76	$54

Impact on net income per share:
Basic	$0.10	$0.05	$0.19	$0.12
Diluted	$0.10	$0.05	$0.18	$0.12

In the second quarter of 2007, we issued 1.9 million restricted stock units. The estimated fair value of the restricted stock unit awards was determined based on the market price of Agilent’s common stock on the date of grant. The restricted stock units were granted under the Agilent Technologies, Inc. 1999 Stock Plan. Restricted stock units generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years.

Under the LTPP, the company’s executive officers and other key employees are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. The final award may vary as it is based on certain performance metrics. During the second quarter of 2007, we received the final performance results of our three years ended 2006 LTPP, which indicated that we exceeded our specified performance targets. Consequently, we recorded an incremental share-based compensation expense of $6 million for the three months ended April 30, 2007 to reflect this Plan’s performance results.

In addition, in the three months ended April 30, 2007, we recorded $4 million of expense for the acceleration of unvested awards related to the separation of a senior executive.

Share-based compensation from continuing operations capitalized within inventory at April 30, 2007 and 2006 was $1 million and $1.5 million, respectively. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and six months ended April 30, 2007 and 2006.

The following assumptions were used during the three and six months ended April 30, 2007 and 2006 to estimate the fair value of options granted, ESPP purchases and the LTPP:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Stock Option Plans:
Weighted average risk-free interest rate	4.4%	4.7%	4.6%	4.3%
Dividend yield	0%	0%	0%	0%
Weighted average volatility	26%	28%	30%	29%
Expected life	4.6 yrs	4.25 yrs	4.6 yrs	4.25 yrs

ESPP:
Weighted average risk-free interest rate	—	—	4.8%	4.3%
Dividend yield	—	—	0%	0%
Weighted average volatility	—	—	32%	30%
Expected life	—	—	0.5-2 yrs	0.5-1 yrs

LTPP:
Volatility of Agilent shares	30%	—	31%	28%
Volatility of selected peer-company shares	15%-57%	—	15%-57%	23%-82%
Price-wise correlation with selected peers	29%	—	29%	50%

For the three and six months ended April 30, 2007 and 2006, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. For the three and six months ended April 30, 2007 and 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.

The expected stock price volatility assumption was determined using the implied volatility for our stock for the three and six months ended April 30, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.6 years.

Under the anti-dilution provision of the 1999 Stock Plan, on November 1, 2006, Agilent adjusted the exercise price downward and number of option shares upward for each outstanding employee stock option to preserve the value of the options after the Verigy spin-off. The impact of the adjusted exercise price and number of options has been reflected in our disclosures as of November 1, 2006.

5. PROVISION FOR TAXES

We recorded $33 million and $6 million of income tax provision for the three months and six months ended April 30, 2007. The tax provision for the six months ended April 30, 2007 includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations has now expired. The provision for taxes was recorded for income generated in jurisdictions other than those in which the Company has full valuation allowances. We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(in millions)
Numerator:
Income from continuing operations	$123	$121	$273	$1,095
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(16)	—	1,821
Income from discontinued operations of our semiconductor test solutions business, net	—	10	—	15
Net income	$123	$115	$273	$2,931
Denominators:
Basic weighted-average shares	402	430	405	452
Potentially dilutive common stock equivalents	11	12	11	11
Diluted weighted-average shares	413	442	416	463

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Options to purchase shares of common stock (in millions)	7	7	7	8
Weighted-average exercise price	$44	$49	$44	$47
Average common stock price	$33	$37	$33	$36

7. RESTRICTED CASH & CASH EQUIVALENTS AND LONG-TERM DEBT

Restricted cash and cash equivalents as of April 30, 2007 was $1,604 million. In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent, (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a third party pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the third party those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as long-term debt on our condensed consolidated balance sheet. Included in restricted cash and cash equivalents is $1,581 million of short-term restricted commercial paper maintained in connection with our obligations per the Repurchase Agreement.

8. INVENTORY

	April 30, 2007	October 31, 2006
	(in millions)
Finished goods	$297	$285
Work in progress	52	51
Raw materials	301	291
Total inventory	$650	$627

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2007:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2006	$272	$113	$385
Foreign currency translation impact	—	(1)	(1)
Goodwill arising from acquisitions	36	4	40
Goodwill at April 30, 2007	$308	$116	$424

The components of other intangibles as of April 30, 2007 and October 31, 2006 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2006:
Purchased technology	$208	$143	$65
Customer relationships	50	32	18
Total	$258	$175	$83
As of April 30, 2007:
Purchased technology	$229	$156	$73
Customer relationships	55	35	20
Total	$284	$191	$93

We recorded approximately $40 million of goodwill and $26 million of other intangibles during the six months ended April 30, 2007, primarily related to four acquisitions that closed in the first quarter of 2007. Pro forma disclosures were not required for these acquisitions, as they are not material.

Amortization of intangible assets was $8 million and $16 million for the three and six months ended April 30, 2007, respectively, and $7 million and $11 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $17 million for the remainder of 2007, $24 million for 2008, $17 million for 2009 and $35 million thereafter.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2007 and 2006, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost—benefits earned during the period	$10	$12	$9	$11	$1	$1
Interest cost on benefit obligation	10	10	16	14	7	7
Expected return on plan assets	(14)	(13)	(23)	(19)	(7)	(6)
Amortization and deferrals:
Actuarial (gain) loss	(1)	(1)	8	8	—	2
Prior service cost	—	—	—	—	(2)	(3)
Total net plan costs	$5	$8	$10	$14	$(1)	$1

Distribution of net plan costs
Continuing operations	$5	$7	$10	$13	(1)	$1
Discontinued operations	—	1	—	1	—	—
Total net plan costs	$5	$8	$10	$14	$(1)	$1

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost—benefits earned during the period	$20	$24	$18	$22	$2	$2
Interest cost on benefit obligation	20	20	32	28	14	14
Expected return on plan assets	(28)	(26)	(46)	(38)	(14)	(12)
Amortization and deferrals:
Actuarial (gain) loss	(2)	(1)	16	16	—	4
Prior service cost	—	—	—	—	(4)	(6)

Total net plan costs	10	17	20	28	(2)	2
Curtailments	—	(22)	—	—	—	(21)
Settlements	(1)	—	—	(8)	—	—
Total net plan costs	$9	$(5)	$20	$20	$(2)	$(19)

Distribution of net plan costs
Continuing operations	$9	$15	$20	$26	(2)	$2
Discontinued operations	—	(20)	—	(6)	—	(21)
Total net plan costs	$9	$(5)	$20	$20	$(2)	$(19)

In the U.S., because of lump sum payouts during the three months ended January 31, 2007, we recorded a settlement in accordance with by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”). The impact to the U.S. Plans was a gain of $1 million.

We contributed approximately zero and $8 million to our U.S. defined benefit plans during the three and six months ended April 30, 2007 and zero and $41 million, respectively, for the same periods in 2006. We contributed approximately $7 million and $16 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2007 and $21 million and $29 million, respectively, for the same periods in 2006. The reduced funding amounts in the U.S. were due to an improved funded status, primarily due to an increase in asset returns. We expect to contribute approximately $25 million to our U.S. and non-U.S. defined benefit plans during the remainder of fiscal 2007.

11. WARRANTIES

Standard Warranty

We accrue for standard warranty costs in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. Our standard warranty terms typically extend for one year from the date of delivery.

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$29	$40
Accruals for warranties issued during the period	29	25
Accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made during the period	(28)	(30)
Ending balance at April 30,	$29	$34

Extended Warranty

Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts representing warranty contracts for the next twelve months are included in deferred revenue on the condensed consolidated balance sheet and were $50 million and $43 million at April 30, 2007 and October 31, 2006, respectively. The long-term amounts are recorded in other liabilities on the condensed consolidated balance sheet and were $55 million at both April 30, 2007 and October 31, 2006.

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$98	$76
Recognition of revenue	(20)	(12)
Deferral of revenue for new contracts	27	26
Ending balance at April 30,	$105	$90

12. RESTRUCTURING

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). As of April 30, 2007, we have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected. Payments will continue to be made related to these properties over the next five years.

Our FY2005 Plan was announced in the fourth quarter of 2005. As a consequence of selling our semiconductor products business and spinning off our semiconductor test solutions business, the FY2005 Plan is designed to align our workforce with our smaller revenue base. The FY2005 Plan consists of voluntary and involuntary terminations. During the three and six months ended April 30, 2007 we incurred $7 million and $16 million, respectively, in charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006.

A summary of restructuring activity for the six months ended April 30, 2007 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance at October 31, 2006	$13	$58	$71
Total charges	16	—	16
Cash payments	(25)	(14)	(39)
Ending balance at April 30, 2007	$4	$44	$48

The restructuring accrual for all plans, which totaled $48 million as of April 30, 2007 and $71 million as of October 31, 2006, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Completion of the workforce reduction component of the FY2005 Plan is expected by the end of fiscal year 2007; however, lease payments for excess facilities are expected to extend over the next five years.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of products	$3	$7	$6	$16
Research and development	—	12	1	16
Selling, general and administrative	4	42	9	63
Restructuring and asset impairment charges in continuing operations	7	61	16	95
Restructuring charges in discontinued operations	—	5	—	10
Total restructuring and asset impairment charges	$7	$66	$16	$105

13. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended April 30,
	2007	2006
	(in millions)
Net income	$123	$115
Other comprehensive income:
Change in unrealized gain (loss) on investments	1	(1)
Change in unrealized gain (loss) on derivative instruments	(6)	(5)
Foreign currency translation	58	33
Deferred taxes	—	2
Comprehensive income	$176	$144

	Six Months Ended April 30,
	2007	2006
	(in millions)
Net income	$273	$2,931
Other comprehensive income:
Change in unrealized gain (loss) on investments	1	(5)
Change in unrealized gain (loss) on derivative instruments	2	(6)
Foreign currency translation	45	37
Deferred taxes	(3)	1
Comprehensive income	$318	$2,958

14. STOCK REPURCHASE PROGRAM

In the fourth quarter of 2006, our Board of Directors authorized a $2 billion stock repurchase program and subsequently, during the second quarter of 2007, they approved an acceleration of the remaining amount of repurchases under the program. We plan to complete the accelerated repurchases by the end of 2007.

The following repurchases under the above program were completed in the periods presented below:

Quarter Ended	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
October 31, 2006	1.7	$56
January 31, 2007	7.6	253
April 30, 2007	11.4	382
Program to date as of April 30, 2007	20.7	$691

The remaining amount that is authorized under the plan is approximately $1.3 billion. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. For 2006, corporate charges previously allocated to our semiconductor products business and semiconductor test systems business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments’ income from operations and Agilent’s income from continuing operations and are classified as unallocated semiconductor products business corporate charges and unallocated semiconductor test systems business corporate charges.

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

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended April 30, 2007:
Total net revenue	$892	$428	$1,320
Segment income from operations	$130	$67	$197
Three months ended April 30, 2006:
Total net revenue	$867	$372	$1,239
Segment income from operations	$120	$45	$165

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Six months ended April 30, 2007:
Total net revenue	$1,717	$883	$2,600
Segment income from operations	$225	$155	$380
Six months ended April 30, 2006:
Total net revenue	$1,661	$745	$2,406
Segment income from operations	$209	$97	$306

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before taxes, equity income and gain on sale of Lumileds:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)
Total reportable segments’ income from operations	$197	$165	$380	$306
Restructuring and asset impairment	(10)	(61)	(19)	(95)
Business disposal and infrastructure reduction costs	(6)	(20)	(12)	(30)
Gain on sale of assets	6	56	7	56
Share-based compensation	(40)	(22)	(76)	(54)
Excess software amortization	(8)	—	(16)	—
Intangible amortization	(9)	(7)	(17)	(12)
Donation to Agilent Foundation	—	—	(20)	—
Interest income	44	47	94	83
Interest expense	(22)	(18)	(45)	(23)
Other income (expense), net	3	17	4	34
Unallocated semiconductor products business corporate charges	—	—	—	(13)
Unallocated semiconductor test solutions business corporate charges	—	(14)	—	(31)
Other	1	1	(1)	6
Income from continuing operations before taxes, equity income and gain on sale of Lumileds as reported	$156	$144	$279	$227

In January of 2007, we donated $20 million to the Agilent Foundation, which is a non-profit public benefit corporation for charitable and educational purposes.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of April 30, 2007	$2,224	$953	$3,177
As of October 31, 2006	$2,156	$922	$3,078

16. SUBSEQUENT EVENTS

Acquisition of Stratagene Corporation

On April 5, 2007, we signed a definitive agreement to acquire Stratagene Corporation (Nasdaq STGN), a publicly traded life sciences company based in La Jolla, California. Stratagene is a developer, manufacturer and marketer of specialized life science research and diagnostic products. Under the terms of the agreement, each share of Stratagene common stock will be converted into the right for shareholders to receive a cash payment of $10.94, or an aggregate amount of approximately $250 million. The acquisition, subject to certain customary closing conditions, is expected to close in early June.

Revolving Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. The company is not borrowing under the facility at this time, but may borrow under the facility from time to time as needs arise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in the markets we sell into, our strategic direction, remediation activities, new product and service introductions, product pricing, changes to our manufacturing processes, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, our financial results, revenue generated from international sales, our cost-control activities, the status of our restructuring programs including our lease and severance payment obligations, our transition to lower-cost regions, and the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

In the first quarter of 2006, we completed the divestiture of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd. (“Verigy”). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor products business and our semiconductor test solutions business are presented as discontinued operations for fiscal year 2006 in the condensed consolidated financial statements.

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”) is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two businesses focused on the electronic measurement market and the bio-analytical measurement market.

For the three and six months ended April 30, 2007, total orders were $1.40 billion and $2.65 billion, respectively, up 10 percent and 8 percent in comparison to the same periods last year. Bio-analytical orders grew 14 percent, the fourth consecutive quarter of double digit order growth. Electronic measurement orders were up 8 percent for the quarter, double the average of the prior four quarters. We saw signs that wireless manufacturing test market may be bottoming.

Net revenue of $1.32 billion and $2.60 billion for the three and six months ended April 30, 2007 was up 7 percent and 8 percent, respectively, from the same periods last year. Two percent of the net revenue growth was due to currency for the three and six months ended April 30, 2007. Bio-analytical revenues were up 15 percent in the three months ended April 30, 2007 and electronic measurement revenues grew only 3 percent, mostly reflecting the weakness of the wireless manufacturing test market.

Income from continuing operations for the three and six months ended April 30, 2007 was $123 million and $273 million, respectively, and $121 million and $1,095 million for the corresponding periods last year. A gain of $56 million in the three months ended April 30, 2006 was recorded on the sale of the San Jose site and, for the six months ended April 30, 2006, a gain of $901 million was recorded on the sale of an equity investment, Lumileds. Net income for the six months ended April 30, 2006 includes $1,821 million from, and gain on the sale of, discontinued operations of our semiconductor products business and $15 million for the income from discontinued operations of our semiconductor test solutions business.

In the six months ended April 30, 2007, we generated $395 million of operating cash compared with $127 million generated in the six moths of the prior year. The improvement in year over year operating cash was driven by the increase in net operating income together with a $45 million reduction in disbursements relating to restructuring activities, a $92 million decrease in tax payments and a $46 million reduction in contributions to defined benefit plans when compared to the prior year.

Looking forward, our focus will be to grow revenue at a faster rate than the electronic measurement and bio-analytical markets, primarily through increasing market share, expanding our served market size with new products and channels and by complementary acquisitions. Our primary strategy is to pursue profitable growth by expanding our leadership in core/adjacent markets and seeking revenue growth opportunities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock for the three and six months ended April 30, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 25 percent to 35 percent would generally increase the value of an award and the associated compensation cost by approximately 25 percent if no other factors were changed.

In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.6 years. See Note 4, “Share-Based Compensation,” to the condensed consolidated financial statements for more information.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the six months ended April 30, 2007 that required us to test goodwill or purchased intangibles for impairment.

Adoption of New Pronouncements

See Note 3, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

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

Our FY2005 Plan was announced in the fourth quarter of 2005. As a consequence of selling our semiconductor products business and spinning off our semiconductor test solutions business, the FY2005 Plan is designed to align our workforce with our smaller revenue base. The FY2005 Plan consists of voluntary and involuntary terminations. During the three and six months ended April 30, 2007 we incurred $7 million and $16 million, respectively, in charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006. Future charges of approximately $1 million are also expected for these individuals, with some limited additional charges expected for individuals to be notified in future periods. We expect to complete all actions associated with the FY2005 Plan by the end of fiscal 2007.

Subsequent to the FY2005 Plan, we continue to realign our businesses to the changing economic environment, although such actions do not constitute a restructuring plan as each action is individually immaterial. Actions taken to date are expected to result in approximately $18 million of workforce management charges over the next year, of which approximately $3 million was recorded in the second quarter of 2007.

See Note 12, “Restructuring and Asset Impairment,” of the condensed consolidated financial statements for more details relating to the restructuring plans and asset impairment activity.

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

Results from Continuing Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$1,400	$1,276	$2,650	$2,453	10%	8%
Net revenue:
Products	$1,095	$1,028	$2,160	$1,995	7%	8%
Services and other	225	211	440	411	7%	7%
Total net revenue	$1,320	$1,239	$2,600	$2,406	7%	8%

Agilent orders increased 10 percent and 8 percent for the three month and six months ended April 30, 2007, respectively, compared to the same periods in 2006.

 Our bio-analytical measurement business recorded order growth of 14 percent for both the three and six month periods ended April 30, 2007 when compared to the prior year periods with strength in all of our markets. In comparison with the prior year, electronic measurement orders grew by 8 percent in the three months ended April 30, 2007 with sustained momentum in the general purpose test market and an indication that orders may be bottoming in the wireless manufacturing test market.

Agilent net revenue increased 7 percent and 8 percent for the three month and six months ended April 30, 2007 compared to the same periods last year.

The bio-analytical measurement business achieved revenue growth of 15 percent and 19 percent for the three and six months ended April 30, 2007 with strength across the portfolio of instruments, consumables and services.

Electronic measurement business revenues increased by 3 percent for both the three and six months ended April 30, 2007 compared with the prior year. Communications test revenue continued to be impacted by the weakness in wireless manufacturing test market.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three month and six months ended April 30, 2007 increased by 7 percent for both periods, as compared to the same periods last year. Service revenue trends tend to lag product revenue due to the deferral of significant service revenue, which is recognized over extended time periods.

Backlog

At April 30, 2007, our unfilled orders for the electronic measurement business amounted to approximately $810 million, as compared to approximately $750 million at April 30, 2006. At April 30, 2007, our unfilled orders for the bio-analytical measurement business were approximately $260 million, as compared to approximately $220 million at April 30, 2006. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months’ worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
Total gross margin	55.3%	51.7%	54.7%	51.7%	4 ppts	3 ppts
Operating margin	9.9%	7.9%	8.7%	5.5%	2 ppts	3 ppts

(in millions)
Research and development	$173	$172	$341	$337	1%	1%
Selling, general and administrative	$426	$427	$854	$829	—	3%

Total gross margins increased 4 percentage points and 3 percentage points for the three and six months ended April 30, 2007 compared to the same periods last year. The improvement in gross margins during the three months ended April 30, 2007 continued to be influenced by the refunctionalization of general infrastructure allocations from cost of goods sold to research and development and selling, general and administrative expenses which took place after the second quarter of 2006. Going forward, this change should not drive any further impact on gross margin comparisons as the shift was effective in our third quarter of 2006 results. The lower allocations to gross margins reflect the ongoing headcount profile that is now less manufacturing intensive since the divestiture of our semiconductor products business. In addition, the relative strength of foreign currencies has continued to increase gross margins when compared with the prior year. The increase has been offset by corresponding increases in expenses and the offset of hedging gains and losses and, overall, had an immaterial impact on income from operations.

Research and development expenses increased 1 percent for the three and six months ended April 30, 2007 compared to the same periods last year. The main drivers for the increase continued to be the above-mentioned general infrastructure refunctionalization and currency changes. In addition, incremental increases for share based compensation in the three and six months ended April 30, 2007 have been offset by reductions in restructuring charges. We remain committed to bringing new products to market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses remained constant and increased by 3 percent for the three month and six months ended April 30, 2007, compared to the same periods last year. There were significant reductions in restructuring costs of $38 million and $54 million for the three and six months ended April 30, 2007, respectively. These costs reductions were partially offset by the impact of the general infrastructure refunctionalization, currency movements and acquisition costs. In addition, there were increases in share-based compensation of $11 million and $12 million for the three and six months ended April 30, 2007 compared to the same periods last year and a donation made in the first quarter of 2007 of $20 million to the Agilent Foundation.

At April 30, 2007, our headcount for continuing operations was approximately 18,900 as compared to approximately 18,750 at April 30, 2006.

General Infrastructure and Shared Services

For Agilent overall we have decreased our infrastructure costs compared to last year, primarily through continuing restructuring activities and streamlining our operations. We have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions.

Provision for Income Taxes

For the three months and six months ended April 30, 2007, we recorded an income tax provision of $33 million and $6 million on continuing operations compared to an income tax provision of $23 million and $33 million in the same periods last year. The income tax provision for the six months ended April 30, 2007 includes a benefit of $50 million related to the resolution of non-U.S.

tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard. The provision was recorded for taxes on income generated in jurisdictions other than those in which the Company has full valuation allowances. We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2007, the current estimate of the annual effective tax rate is 13 percent on continuing operations. The income tax rate for continuing operations was 2 percent for the six months ended April 30, 2007. The tax rates for both the six months ended April 30, 2007 and fiscal year 2007 benefited from the resolution of $50 million of international tax issues. The benefit was treated as a discrete event during the quarter ended January 31, 2007. Excluding the impact of the $50 million tax benefit, we anticipate the full-year 2007 effective tax rate on continuing operations to be approximately 19 percent. The overall tax rate reflects taxes in jurisdictions other than the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which the Company operates which have varying statutory rates.

In connection with an Internal Revenue Service (“IRS”) audit of our U.S. federal income tax returns for 2000 through 2002, we received various Notices of Proposed Adjustment (“NOPA”). In particular, we received a NOPA in October 2006 and a NOPA in January 2007 in which the IRS claims significant increases to our U.S. taxable income, which could result in a commensurate increase in our U.S. income taxes payable. The October 2006 NOPA relates to the use of Agilent’s brand name by our foreign affiliates. The January 2007 NOPA relates to a deemed dividend between Agilent’s affiliates. We expect to receive a Revenue Agent’s Report with respect to the October 2006 NOPA in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. The January 2007 NOPA may be included in the Revenue Agent’s Report if we are unsuccessful in addressing it before the IRS audit concludes. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws and that the chance of the IRS prevailing on the claims is remote. Accordingly, we will oppose the claimed adjustments vigorously. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have not accrued an income tax liability in our financial statements as we believe the possibility that the IRS will be successful in its claim for the adjustments is remote.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$943	$875	$1,760	$1,674	8%	5%
Net revenue	$892	$867	$1,717	$1,661	3%	3%

Overall orders for the three and six months ended April 30, 2007 increased 8 percent and 5 percent compared with the same periods last year, with growth in our nano-positioning, oscilloscopes, digital test systems, parametric test and aerospace/defense focused businesses. Weakness in business associated with wireless manufacturing test persisted but the orders were better than those in the previous quarter.

Revenues for the three and six months ended April 30, 2007 increased 3 percent compared to the same periods last year. General purpose test revenues of $563 million and $1,072 million increased 10 percent and 11 percent, respectively, for the three and six months ended April 30, 2007, compared to the same periods last year. Our general purpose end markets continue to experience solid growth fueled by the ongoing global economic expansion and rising consumer spending on electronics. We saw growth this quarter driven by successful test solutions to emerging consumer technologies such as the high definition multimedia interface (“HDMI”) 1.3 for converged high-definition audio/visual system transmission. The computing and semiconductor end markets continued to perform well as ever-increasing complexity of device and system technologies require our leading-edge test solutions. Communications test revenues of $329 million and $645 million decreased 7 percent for both of the three and six months ended April 30, 2007 compared to the same periods last year. The decrease was driven mainly by weaker demand in wireless manufacturing test. Other communications test markets (such as wireline and wireless R&D) were more stable with moderate growth compared to last year.

Looking forward, we project continued opportunities for growth in our electronic measurement business. We expect growth to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets) as well as by opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, all fueled by consumer demand for voice/data/video converged services. We believe the aerospace/defense market’s overall longer-term trends of spending growth in areas of signal intelligence, communications, surveillance and information warfare bode well for longer-term growth in test and measurement sales into this market. This growth potential could be mitigated by potential slowdowns in spending on new communications technologies, governmental budgetary shifts and contraction in the semiconductor market.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
Gross margin	58.7%	55.5%	57.8%	55.2%	3ppts	3ppts
Operating margin	14.6%	13.8%	13.1%	12.6%	1ppts	1ppts

(in millions)
Research and development	$129	$116	$253	$229	11%	10%
Selling, general and administrative	$265	$245	$514	$478	8%	8%

Gross margin increased 3 percentage points for the three and six months ended April 30, 2007 compared to the same periods last year. Several factors drove the improvement in the three and six months ended April 30, 2007 compared with the same periods in the prior year: a change in the classification of corporate overhead charges from cost of sales to operating expenses along with lower corporate overhead spending; movement of spending and activities from product cost to operating expenses; improved product material costs and more favorable mix of products.

Research and development expenses for the three and six months ended April 30, 2007 increased 11 percent and 10 percent, respectively, as compared to the same periods last year. The increase was driven by continued investment in new technologies and market expansion opportunities, the impact of currency movement and internal reclassification of costs from cost of sales to research and development.

Selling, general and administrative expenses increased 8 percent for both the three and six months ended April 30, 2007 over the same periods in the prior year. The increase was driven by selective spending increases in support of growth initiatives, acquisitions, unfavorable impact of currency movements and a change in the classification of corporate overhead charges from cost of sales to operating expenses. Income from operations for the three months and six months ended April 30, 2007 increased $10 million and $16 million when compared to the same periods last year.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$457	$401	$890	$779	14%	14%
Net revenue	$428	$372	$883	$745	15%	19%

Bio-analytical measurement business had a strong quarter and first half year, with double digit year over year growth for both orders and revenue. Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three month and six months ended April 30, 2007, grew 14 percent when compared to the same periods last year, with the second quarter achieving double digit growth for the forth consecutive quarter. In our chemical analysis business, we continued to see strength from food and environmental markets together with demand for instrumentation in petrochemical industries. In life sciences we saw demand from pharmaceutical companies, contract research organizations, and generic drug manufacturers.

Revenue for the three and six months ended April 30, 2007, grew 15 percent and 19 percent, respectively, from the same periods last year. Chemical analysis and life sciences had year over year growth of 11 percent and 20 percent, respectively, for the second quarter and revenues of $234 million and $194 million, respectively. This performance was also reflected in the results for the six months ended April 30, 2007, as both segments had year over year growth of 16 percent for chemical analysis and 22 percent for life sciences.

Chemical analysis continues to see good demand for environmental and forensic testing solutions. Continued higher average oil prices have also driven demand for our petrochemical testing solutions. Environmental, one of our larger markets, had growth of approximately 14 percent for the three month and approximately 11 percent for the six month results compared to the same periods last year. This performance was driven by increased testing of drinking water, solid waste testing, and air monitoring, especially in China and India. Our forensics market also increased with year over year growth of over 30 percent and approximately 40 percent for the three and six months ended April 30, 2007. Increased drug use in select regions coupled with an expanded list of abused substances drove the demand for new testing protocols for this market. Petrochemical showed slower year over year growth in the second quarter compared with the same period last year, as customers transitioned to our new gas chromatography (“GC”) and gas chromatography/mass spectrometry (‘‘GC/MS”) products – pushing out revenues for this market into the third quarter. On a year to date basis, petrochemical grew nearly 20 percent versus the prior year, as this market continues to benefit from system replacements in Americas and Europe, construction of new refineries in India and China, and worldwide demand for alternative fuels such as bio-diesel. Growth in this sector was driven by updated food safety regulations in China and India and by overall increases made to regulatory standards worldwide.

In life sciences, we saw good demand from pharmaceutical and biotechnology companies, contract research organizations and generic drug manufacturers. We are also seeing more pharmaceutical collaboration with both university and federal research labs. While in the academic and government markets, funding remains strong across the major regions. From a product perspective, revenue growth for this market segment was driven by continued success of our new 1200-series liquid chromatography platform, particularly the rapid resolution system, high-performance liquid chromatograph columns, single quad, triple quad, quadrupole time of flight mass spectrometers, and microarrays.

Looking forward, we expect growth to continue from our recently released products such as rapid resolution liquid chromatography and enhanced single quadrupole liquid chromatography/mass spectrometry, triple quadrupole mass spectrometry, quadrupole time-of-flight mass spectrometry, gas chromatography and gas chromatography mass spectrometry systems.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2007	2006	2007	2006	Months	Months
Gross margin	52.8%	50.3%	53.2%	50.3%	3 ppts	3 ppts
Operating margin	15.7%	12.1%	17.6%	13.0%	4 ppts	5 ppts

(in millions)
Research and development	$35	$36	$70	$72	(3)%	(3)%
Selling, general and administrative	$124	$105	$245	$206	18%	19%

For the three and six months ended April 30, 2007, gross margin improved 3 percentage points compared to the same periods last year. The improvement in gross margin was driven by increased revenue, manufacturing efficiencies, refunctionalization of general infrastructure allocations from cost of goods sold to research and development and selling, general and administrative expenses, and savings from selected cost reduction programs.

Research and development expenses decreased 3 percent for both the three and six months ended April 30, 2007, compared to the same periods last year. Spending was relatively flat to prior year investment levels.

Selling, general and administrative expenses increased 18 percent and 19 percent for the three and six months ended April 30, 2007, compared to the same periods last year. This increase was due to higher employee-related costs, higher sales commissions, investments in marketing programs, and higher general infrastructure costs.

For the three and six months ended April 30, 2007, operating margin increased 4 percentage points and 5 percentage points, respectively, compared to the same periods a year ago. These increases were due to higher revenues and operational efficiencies offsetting increased selling, general, and administrative investments to accommodate growth.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2007 consisted of cash and cash equivalents of $2,050 million as compared to $2,262 million as of October 31, 2006.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations was $395 million in the six months ended April 30, 2007 compared to $127 million provided in the same period in 2006. Looking forward to the remainder of the year, we expect to generate sufficient cash from continuing operations to fund our operations and investments in property, plant and equipment.

In the six months ended April 30, 2007, accounts receivable used cash of $4 million as compared to cash used of $36 million in the same period in 2006. Agilent revenues increased by approximately 8 percent in the first half of 2007 as compared to the same period in 2006, however, days sales outstanding decreased to 49 days as of April 30, 2007 from 53 days a year ago reflecting the continued improvement in receivables management. Accounts payable used cash of $31 million for the six months ended April 30, 2007 versus cash generation of $72 million in the same period in 2006. Cash used for inventory was $30 million for the six months ended April 30, 2007 compared to cash used of $17 million in the same period in 2006. Inventory days on-hand increased to 99 days as of April 30, 2007 compared to 92 days as of the end of the same period last year due to weakness in electronic measurement and our expectation for stronger segment growth in this year’s second half.

We made disbursements for restructuring activities of $39 million in the first six months of 2007, primarily in the form of severance payments, compared to $84 million during the same period of 2006. We have also paid approximately $103 million during the first half of 2007 under our variable pay programs, as compared to $93 million paid out during the first half of 2006.

We paid approximately $33 million in taxes in the first half of 2007 as compared to $125 million in the same period in 2006. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

We contributed approximately $8 million to our U.S. defined benefit plans in the first half of 2007, compared to $41 million in 2006. We contributed approximately $16 million to our non-U.S. defined benefit plans in the first half of 2007 compared to $29 million in 2006. Our international defined benefit plans are generally funded ratably throughout the year. Total contributions in the six months ended April 30, 2007 were approximately $24 million compared to $70 million during the same period in the prior year. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. The reduced funding amounts in the U.S. were due to an improved funded status. We expect to contribute approximately $25 million to our U.S. and non-U.S. defined benefit plans during the remainder of fiscal 2007.

Net Cash Provided by (Used in) Investing Activities of Continuing Operations

Net cash used in investing activities of continuing operations for the six months ended April 30, 2007 was $129 million compared to $1,852 million generated in the same period of 2006.

Cash generation in the first half of 2006 was high due to the divestiture of our semiconductor products business for $2.5 billion, net of transaction costs and taxes. We also completed the sale of our ownership in Lumileds to Philips for $949 million. During the first half of 2006, restricted cash and cash equivalents, net increased by approximately $1.6 billion. We are required to hold restricted cash and cash equivalents due to the financing described under “net cash used in financing activities” below.

Investments in property, plant and equipment were $79 million in the first half of 2007, almost flat compared to the same period in 2006. We believe that total capital expenditures for the current year will be approximately $150 million compared to capital expenditures last year of $185 million. The higher capital expenditure during the last year was due to the site consolidation and relocation following the semiconductor products business divestiture and spin-off of our semiconductor test solutions business. Proceeds from sale of property, plant and equipment were $8 million in the six months ended April 30, 2007 as compared to $89 million in the same period of 2006. In the second quarter of 2006, we sold our San Jose site facility for net proceeds of $87 million. During the first half of 2007, we invested $72 million in four acquisitions and several intangible assets, net of cash acquired, compared to $24 million during the same period of 2006.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2007 was $489 million compared to $1,571 million used in the same period of 2006.

Our board of directors authorized a new stock repurchase program of up to $2 billion in the fourth quarter of 2006. We repurchased approximately 19 million shares for $636 million during the first half of 2007 as compared to approximately 96 million shares for approximately $3.5 billion during the same period in 2006 under a different program. During the second quarter of 2007, our Board of Directors authorized acceleration of this program. As of April 30, 2007, we had authorization of approximately $1.3 billion remaining for future share repurchases that we expect to complete by end of this fiscal year. We may need to borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in this fiscal year. Proceeds from issuance of common stock under employee stock plans were $147 million in first half of 2007 compared to $448 million during the same period of 2006.

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

Off Balance Sheet Arrangements and Other

There were no substantial changes from our 2006 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the second quarter of fiscal year 2007. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

On December 11, 2006, Moody’s Investors Service (“Moody’s”) upgraded their corporate family rating and probability of default rating of Agilent from “Ba2” to “Ba1” and revised their rating outlook to positive, leaving unchanged the speculative grade liquidity rating of “SGL-1”. On March 22, 2007, Moody’s lowered its outlook to “Stable” from “Positive” due to the company’s announcement to accelerate its shares repurchase program. On January 12, 2007, Standard & Poor’s Rating Services (“S&P”) raised its corporate credit and senior unsecured debt ratings of Agilent to “BBB-” from “BB+”, with a “stable” ratings outlook. On March 29, 2007, Fitch Ratings initiated coverage of Agilent by assigning an issuer default rating of “BBB-” with “Stable” outlook.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 63 percent and 62 percent of our revenues were generated in U.S. dollars during the second quarter of 2007 and 2006, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. Agilent and more than 200 other issuer defendants have reached an agreement in principle for a settlement with plaintiffs. Under the settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. On June 14, 2004, papers formalizing the settlement among the plaintiffs, issuer defendants and insurers were presented to the Court in New York. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned upon the parties’ modification of a proposed bar order contained in the settlement. On August 31, 2005, the Court confirmed its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. Agilent is not one of the test cases and it is unclear what impact this will have on Agilent’s case. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noting that plaintiffs are free to “seek certification of a more modest class.” The settlement remains subject to a number of conditions, including final approval of the Court. Plaintiffs continue to prosecute their claims against the underwriter defendants, and discovery is now underway. Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the settlement does not occur, and the litigation against the company continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that we will be required to pay any material amount is remote.

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

As part of our efforts to streamline operations and to cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsource significant portions of our information technology (“IT”) function and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, last year we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Some of our properties are undergoing remediation by Hewlett-Packard for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations.  In addition, the determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our intellectual property rights or develop competing technologies. Intellectual property rights and our ability to enforce them may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share and result in lost revenues. Furthermore, some of our intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

We expect to receive a Revenue Agent’s Report from the U.S. Internal Revenue Service for 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. These taxes are subject to review or audit by the Internal Revenue Service (“IRS”) and state, local and foreign tax authorities. In connection with an IRS audit of our U.S. federal income tax returns for 2000 through 2002, we received various Notices of Proposed Adjustment (“NOPA”). In particular, we received a NOPA in October 2006 and in January 2007 in which the IRS claims significant increases to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable. The October 2006 NOPA relates to the use of Agilent’s brand name by our foreign affiliates. The January 2007 NOPA relates to a deemed dividend between Agilent’s affiliates. We expect to receive a Revenue Agent’s Report with respect to the October 2006 NOPA in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties.  The January 2007 NOPA may be included in the Revenue Agent’s Report if we are unsuccessful in addressing it before the IRS audit concludes. We believe that the claimed IRS adjustments are inconsistent with applicable tax laws. Accordingly, we will oppose the claimed adjustments vigorously. However, there can be no assurance that we will prevail, and, if this matter is decided adversely to us and we are required to pay a significant amount of additional U.S. taxes (and applicable interest and possible penalties) for these years, our results of operations and financial condition would be materially and adversely affected.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2007.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2007 through Feb. 28, 2007	2,559,600	$32.62	2,559,600	$1,594
Mar. 1, 2007 through Mar. 31, 2007	3,568,900	$32.30	3,568,900	$1,479
Apr. 1, 2007 through Apr. 30, 2007	5,720,022	$34.93	5,720,022	$1,279
Total	11,848,522	$33.64	11,848,522

(1)           On September 20, 2006, the company announced its intention to repurchase up to $2.0 billion of its common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. During the second quarter of 2007, our Board of Directors authorized the acceleration of this program, which should be completed by the end of fiscal year 2007.

(2)           The weighted average price paid per shares of common stock does not include the cost of commissions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)             The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on February 27, 2007 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The two proposals presented at the meeting were:

1.             To elect three (3) directors for a term of three years.

2.             To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2007 fiscal year.

b)            Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
Paul N. Clark	357,263,926	4,030,004
James G. Cullen	357,148,795	4,145,135
Robert L. Joss	356,677,853	4,616,077

The terms of office of Robert J. Herbold, Koh Boon Hwee, Heidi Kunz, David M. Lawrence, M.D., A. Barry Rand and William P. Sullivan as directors continued after the meeting.

c)             The second proposal was approved as follows:

The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2007 fiscal year was approved by a vote of 355,678,033 shares in favor, 3,018,815 shares against and 2,597,082 shares abstaining.

ITEM 6.                    EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 35 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2007	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President, Finance and Administration, Chief Financial Officer

AGILENT TECHNOLOGIES INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated Effective May 1, 2007).*

10.2	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective March 20, 2007).*

10.3	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*

10.4	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in China and Thailand.*

10.5	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in France.*

10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in the United Kingdom.*

10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*

10.8	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in France.*

10.9	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in the United Kingdom.*

10.10	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective May 15, 2007).*

10.11

Separation Agreement and General Release between Agilent Technologies, Inc. and Patrick J. Byrne dated May 1, 2007. Incorporated by reference from Exhibit 10.1 of the company’s Form 8-K filed with the SEC on May 7, 2007.

10.12

Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent. Incorporated by reference from Exhibit 10.1 of the company’s Form 8-K filed with the SEC on May 14, 2007.

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