Form 10-Q
period 2007-07-31
AGILENT TECHNOLOGIES INC
filed 2007-09-07
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐   NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING JULY 31, 2007
COMMON STOCK, $0.01 PAR VALUE	386,547,716 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net revenue:
Products	$1,140	$1,027	$3,300	$3,022
Services and other	234	212	674	623
Total net revenue	1,374	1,239	3,974	3,645
Costs and expenses:
Cost of products	484	424	1,408	1,329
Cost of services and other	132	129	387	387
Total costs	616	553	1,795	1,716
Research and development	170	162	511	499
Selling, general and administrative	420	407	1,274	1,236
Gain on sale of Palo Alto and San Jose sites	—	(65)	—	(121)
Total costs and expenses	1,206	1,057	3,580	3,330
Income from operations	168	182	394	315
Interest income	42	49	136	132
Interest expense	(23)	(21)	(68)	(44)
Other income (expense), net	3	17	7	51
Income from continuing operations before taxes and equity income	190	227	469	454
Provision for income taxes	5	11	11	44
Equity in net income of unconsolidated affiliate and gain - Lumileds	—	—	—	901
Income from continuing operations	185	216	458	1,311
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business (net of taxes of zero and $10 million for the three and nine months ended July 31, 2006, respectively)	—	(6)	—	1,815
Income from discontinued operations of our semiconductor test solutions business (net of taxes of $7 million and $17 million for the three and nine months ended July 31, 2006, respectively)	—	17	—	32
Net income	$185	$227	$458	$3,158

Net income (loss) per share – basic:
Income from continuing operations	$0.47	$0.52	$1.15	$2.99
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(0.01)	—	4.14
Income from discontinued operations of our semiconductor test solutions business, net	—	0.04	—	0.08
Net income per share – basic	$0.47	$0.55	$1.15	$7.21

Net income (loss) per share – diluted:
Income from continuing operations	$0.45	$0.51	$1.11	$2.92
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(0.01)	—	4.04
Income from discontinued operations of our semiconductor test solutions business, net	—	0.04	—	0.07
Net income per share – diluted	$0.45	$0.54	$1.11	$7.03

Weighted average shares used in computing net income (loss) per share:
Basic	392	412	400	438
Diluted	407	422	412	449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,486	$2,262
Accounts receivable, net	738	692
Inventory	674	627
Other current assets	383	377
Total current assets	3,281	3,958
Property, plant and equipment, net	787	775
Goodwill and other intangible assets, net	732	468
Restricted cash and cash equivalents	1,617	1,606
Other assets	607	562
Total assets	$7,024	$7,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346	$378
Employee compensation and benefits	368	414
Deferred revenue	251	225
Income and other taxes payable	389	390
Other accrued liabilities	156	131
Total current liabilities	1,510	1,538
Long-term debt	1,500	1,500
Retirement and post-retirement benefits	293	288
Other long-term liabilities	433	395
Total liabilities	3,736	3,721
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 550 million shares at July 31, 2007 and 535 million shares at October 31, 2006 issued	5	5
Treasury stock at cost; 163 million shares at July 31, 2007 and 127 million shares at October 31, 2006	(5,838)	(4,525)
Additional paid-in-capital	7,052	6,605
Retained earnings	1,992	1,534
Accumulated other comprehensive income	77	29
Total stockholders’ equity	3,288	3,648
Total liabilities and stockholders’ equity	$7,024	$7,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$458	$3,158
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,815
Less: income from discontinued operations of our semiconductor test solutions business, net	—	32
Income from continuing operations	458	1,311
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	143	128
Share-based compensation	103	73
Deferred taxes	(29)	(9)
Excess and obsolete inventory-related charges	13	28
Asset impairment charges	8	23
Net gain on sale of investments	(2)	(9)
Net gain on sale of assets	(13)	(114)
Gain on sale and undistributed equity in net income of Lumileds	—	(901)
Net pension curtailment and settlement gains	—	(18)
Other	1	2
Changes in assets and liabilities:
Accounts receivable	(9)	5
Inventory	(46)	(42)
Accounts payable	(14)	41
Employee compensation and benefits	(50)	(132)
Income taxes and other taxes payable	11	(88)
Other current assets and liabilities	23	(8)
Other long-term assets and liabilities	(26)	(160)
Net cash provided by operating activities of continuing operations	571	130
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	—	7
Net cash provided by operating activities of discontinued operations related to our semiconductor test solutions business	—	96
Net cash provided by operating activities	571	233
Cash flows from investing activities:
Investments in property, plant and equipment	(115)	(135)
Proceeds from sale of property, plant and equipment	12	205
Investments in equity securities	—	(5)
Proceeds from the sale of Lumileds and other investments	12	966
Net proceeds from sale of discontinued operations	—	2,509
(Increase) decrease in restricted cash, cash equivalents and investments, net	1	(1,583)
Payment of loan receivable	—	50
Proceeds from sale of short-term investments	—	25
Purchase of minority interest, primarily Yokogawa Analytical Systems	—	(104)
Acquisitions of businesses and intangible assets, net of cash acquired	(311)	(30)
Proceeds from sale of intangibles and assets, net	14	—
Net cash provided by (used in) investing activities of continuing operations	(387)	1,898
Net cash used in investing activities of discontinued operations related to our semiconductor products business	—	(6)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	—	(30)
Net cash provided by (used in) investing activities	(387)	1,862
Cash flows from financing activities:
Issuance of common stock under employee stock plans, net	344	513
Repurchases of common stock	(1,313)	(4,179)
Capital contributions to subsidiary (our semiconductor test solutions business)	—	(19)
Proceeds from term facility	—	700
Repayment of term facility	—	(700)
Debt issuance costs	—	(25)
Cash distribution to minority interest in consolidated joint venture	—	(16)
Long-term debt	(4)	1,500
Net cash used in financing activities of continuing operations	(973)	(2,226)
Net cash provided by financing activities of discontinued operations related to our semiconductor test solutions business	—	140
Net cash used in financing activities	(973)	(2,086)
Effect of exchange rate movements	13	14
Net increase (decrease) in cash and cash equivalents	(776)	23
Cash and cash equivalents at beginning of period	2,262	2,226
Cash and cash equivalents at end of period	$1,486	$2,249

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

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. The amounts comprising other income (expense), net in the consolidated statement of operations for the three and nine months ended July 31, 2006, were reclassified to conform to the more detailed presentation used in 2007, which separately discloses interest income and interest expense.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2007 and October 31, 2006, condensed consolidated statement of operations for the three and nine months ended July 31, 2007 and 2006, and condensed consolidated statement of cash flows for the nine months ended July 31, 2007 and 2006.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Funded status is the difference between the fair market value of plan assets and the benefit obligation. The company will adopt the recognition provisions of SFAS No. 158 as of October 31, 2007 and plans to adopt the measurement date requirement as of October 31, 2009. SFAS No. 158 will be applied prospectively. If the company had adopted SFAS No. 158 at the end of fiscal 2006, using the company’s year-end actuarial valuations, the impact would have been a reduction in assets of $2 million, an increase in liabilities of $26 million, and a reduction of accumulated other comprehensive income of $28 million.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in millions, except		(in millions, except
	per share data)		per share data)
Cost of products	$6	$6	$27	$21
Research and development	4	3	18	13
Selling, general and administrative	17	10	58	39
Total share-based compensation expense	$27	$19	$103	$73

Impact on net income per share:
Basic	$0.07	$0.05	$0.26	$0.17
Diluted	$0.07	$0.05	$0.25	$0.16

Under the LTPP, the company’s executive officers and other key employees are entitled to receive unrestricted shares of the company’s stock after the end of a three-year period, if specified performance targets are met. The final award may vary as it is based on certain performance metrics. During the second quarter of 2007, we received the final performance results of our three years ended 2006 LTPP, which indicated that we exceeded our specified performance targets. Consequently, in the three months ended April 30, 2007 we recorded an incremental share-based compensation expense of $6 million to reflect this Plan’s performance results.

In addition, in the three months ended April 30, 2007, we recorded $4 million of expense for the acceleration of unvested awards related to the separation of a senior executive.

Share-based compensation from continuing operations capitalized within inventory at July 31, 2007 and 2006 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and nine months ended July 31, 2007 and 2006.

The following assumptions were used during the three and nine months ended July 31, 2007 and 2006 to estimate the fair value of options granted, ESPP purchases and a LTPP grant:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007		2006

Stock Option Plans:
Weighted average risk-free interest rate	5.0%	5.0%	4.6%		4.3%
Dividend yield	0%	0%	0%		0%
Weighted average volatility	25%	31%	29%		29%
Expected life	4.60 yrs	4.25 yrs	4.60 yrs		4.25 yrs

ESPP:
Weighted average risk-free interest rate	5.1%	5.0%	4.8%		4.5%
Dividend yield	0%	0%	0%		0%
Weighted average volatility	23%	26%	31%		29%
Expected life	0.5-1.5 yrs	0.5 yrs	0.5-2 yrs		0.5-1 yrs

LTPP:
Volatility of Agilent shares	30%	N/A	31%		28%
Volatility of selected peer-company shares	15%-57%	N/A	15%-5	7%	23%-82%
Price-wise correlation with selected peers	29%	N/A	29%		50%

For the three and nine months ended July 31, 2007 and 2006, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. For the three and nine months ended July 31, 2007 and for the nine months ended July 31, 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant.

The expected stock price volatility assumption for employee stock option awards and our ESPP was determined using the implied volatility for our stock for the three and nine months ended July 31, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

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

5. PROVISION FOR TAXES

We recorded $5 million and $11 million of income tax provision for the three and nine months ended July 31, 2007. The tax provision for the three months ended July 31, 2007 includes a benefit of $30 million related to valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items during the nine months ended July 31, 2007, of which $23 million is due to increases in currency translation adjustments and $7 million is due to increases in the value of certain stock investments.  The tax provision for the nine months ended July 31, 2007 includes the same valuation allowance adjustments for OCI items and a benefit of $50 million related to the reversal of tax reserves for potential non-U.S. exposures where the statute of limitations has now expired. The provision for taxes was recorded for income generated in jurisdictions other than those in which the Company has full valuation allowances. We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities in various jurisdictions. In August 2007, the IRS completed its audit of the years 2000 through 2002 and issued a Revenue Agent’s Report. For the U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the accrual of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in millions)
Numerator:
Income from continuing operations	$185	$216	$458	$1,311
Income from and gain (loss) on sale of discontinued operations of our semiconductor products business, net	—	(6)	—	1,815
Income from discontinued operations of our semiconductor test solutions business, net	—	17	—	32
Net income	$185	$227	$458	$3,158
Denominators:
Basic weighted-average shares	392	412	400	438
Potentially dilutive common stock equivalents	15	10	12	11
Diluted weighted-average shares	407	422	412	449

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Options to purchase shares of common stock (in millions)	4	22	5	8
Weighted-average exercise price	$50	$38	$47	$45
Average common stock price	$38	$33	$35	$35

7. RESTRICTED CASH & CASH EQUIVALENTS AND LONG-TERM DEBT

Restricted cash and cash equivalents as of July 31, 2007 was $1,617 million. In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a third party pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries having an aggregate liquidation preference of $1.5 billion. Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the third party those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as long-term debt on our condensed consolidated balance sheet. Included in restricted cash and cash equivalents is $1,581 million of short-term restricted commercial paper maintained in connection with our obligations per the Repurchase Agreement.

8. INVENTORY

	July 31, 2007	October 31, 2006
	(in millions)
Finished goods	$314	$285
Work in progress	57	51
Raw materials	303	291
Total inventory	$674	$627

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2007:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2006	$272	$113	$385
Foreign currency translation impact	1	(2)	(1)
Goodwill arising from acquisitions	39	127	166
Goodwill at July 31, 2007	$312	$238	$550

The components of other intangibles as of July 31, 2007 and October 31, 2006 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2006:
Purchased technology	$208	$143	$65
Customer relationships	50	32	18
Total	$258	$175	$83
As of July 31, 2007:
Purchased technology	$272	$164	$108
Trademarks	31	1	30
Customer relationships	83	39	44
Total	$386	$204	$182

We recorded approximately $166 million of goodwill and $128 million of other intangibles during the nine months ended July 31, 2007, related to seven acquisitions that closed during the period including the acquisition of Stratagene Corp. (“Stratagene”).  Pro forma disclosures are not presented for these acquisitions, as they are not material.

On June 6, 2007, we completed our acquisition of Stratagene, a leading developer, manufacturer and marketer of specialized life science research and diagnostic products. The aggregate purchase price was approximately $252 million in cash used to purchase 100 percent of Stratagene’s outstanding common shares and vested common stock options that Stratagene employees held on the close date.

Under the purchase method of accounting, the purchase price of the transaction was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  We may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, taxes and pre-acquisition contingencies.  We anticipate that the purchase price allocation will be finalized by our fiscal 2007 year-end.

Based upon the purchase price of the acquisition, the preliminary purchase price allocation is as follows (in millions).

Amount

Net tangible assets	$30
Goodwill	123
Identifiable intangible assets	99
Total net assets acquired	$252

Identifiable intangible assets consist of purchased technology, customer relationships, and trademarks. The useful life was based on the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows, in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.

As part of the merger agreement with Stratagene we entered into an Asset Purchase Agreement with Catalyst LLC (“Catalyst”), a Delaware limited liability company, to sell, transfer, and assign certain intangible and tangible assets to Catalyst on June 7, 2007.  Catalyst was formed by the former chairman, CEO and founder of Stratagene to pursue molecular diagnostic applications. We received $7 million in cash for the following:  intangible assets, $5 million; and tangible assets, $2 million.  No gain or loss was recognized on the sale of these assets to Catalyst.

The results of operations for Stratagene have been included in our condensed consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.  Goodwill recorded as a result of the acquisition of Stratagene is not deductible for tax purposes.

Amortization of intangible assets was $13 million and $29 million for the three and nine months ended July 31, 2007, respectively, and $7 million and $18 million for the same periods in the prior year.  Future amortization expense related to existing purchased intangible assets is estimated to be $12 million for the remainder of 2007, $38 million for 2008, $31 million for 2009, $27 million for 2010, $24 million for 2011, $17 million for 2012, and $33 million thereafter.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2007 and 2006, our net pension and post retirement benefit costs were comprised of the following:

Three Months Ended July 31,

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost—benefits earned during the period	$10	$11	$9	$11	$1	$1
Interest cost on benefit obligation	10	10	16	15	6	7
Expected return on plan assets	(14)	(13)	(23)	(21)	(7)	(6)
Amortization and deferrals:
Actuarial (gain) loss	(1)	(1)	8	9	1	1
Prior service cost	—	—	—	—	(2)	(2)
Total net plan costs	$5	$7	$10	$14	$(1)	$1

Curtailments	$—	$(12)	$—	$1	—	$(12)
Settlements	—	(4)	—	(4)	—	—
Total net plan (income) costs	$5	$(9)	$10	$11	$(1)	$(11)

Distribution of net plan costs
Continuing operations	$5	$(1)	$10	$10	(1)	$(9)
Discontinued operations	—	(8)	—	1	—	(2)
Total net plan costs	$5	$(9)	$10	$11	$(1)	$(11)

Nine Months Ended July 31,

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost—benefits earned during the period	$30	$35	$27	$33	$3	$3
Interest cost on benefit obligation	30	30	48	43	20	21
Expected return on plan assets	(42)	(39)	(69)	(59)	(21)	(18)
Amortization and deferrals:
Actuarial (gain) loss	(3)	(2)	24	25	1	5
Prior service cost	—	—	—	—	(6)	(8)
Total net plan costs	$15	$24	$30	$42	$(3)	$3

Curtailments	—	(34)	—	1	—	(33)
Settlements	(1)	(4)	—	(12)	—	—
Total net plan costs	$14	$(14)	$30	$31	$(3)	$(30)

Distribution of net plan costs
Continuing operations	$14	$14	$30	$36	(3)	$(7)
Discontinued operations	—	(28)	—	(5)	—	(23)
Total net plan costs	$14	$(14)	$30	$31	$(3)	$(30)

For the U.S. plans, because of lump sum payouts during the three months ended January 31, 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”).

We contributed approximately zero and $8 million to our U.S. plans during the three and nine months ended July 31, 2007 and zero and $41 million, respectively, for the same periods in 2006. We contributed approximately $10 million and $26 million to our non-U.S. plans during the three and nine months ended July 31, 2007 and $13 million and $42 million (excluding $31 million contributed to Verigy pension plans in Q306), respectively, for the same periods in 2006. The reduced funding amounts in the U.S. were due to an improved funded status, primarily due to an increase in asset returns. We expect to contribute approximately $15 million to our U.S. and non-U.S. plans during the remainder of fiscal 2007.

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

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$29	$40
Accruals for warranties issued during the period	42	36
Accruals related to pre-existing warranties (including changes in estimates)	(1)	—
Settlements made during the period	(41)	(44)
Ending balance at July 31,	$29	$32

Extended Warranty

Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts representing warranty contracts for the next twelve months are included in deferred revenue on the condensed consolidated balance sheet and were $52 million and $43 million at July 31, 2007 and October 31, 2006, respectively. The long-term amounts are recorded in other long-term liabilities on the condensed consolidated balance sheet and were $56 million and $55 million at July 31, 2007 and October 31, 2006, respectively.

	FY 2007	FY 2006
	(in millions)
Beginning balance at November 1,	$98	$76
Recognition of revenue	(32)	(21)
Deferral of revenue for new contracts	42	41
Ending balance at July 31,	$108	$96

12. RESTRUCTURING

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). As of July 31, 2007, we have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected at the date the liability for excess facility was recorded.

Our FY2005 Plan was announced in the fourth quarter of 2005. The FY2005 Plan was designed to align our workforce size with the size of our revenue base, which was significantly reduced via the sale of our semiconductor products business and the spin-off of our semiconductor test solutions business. The FY2005 Plan consists of voluntary and involuntary terminations. During the three and nine months ended July 31, 2007 we incurred zero and $16 million, respectively, in charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006.

A summary of restructuring activity for the nine months ended July 31, 2007 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance at October 31, 2006	$13	$58	$71
Total charges	16	—	16
Cash payments	(27)	(18)	(45)
Ending balance at July 31, 2007	$2	$40	$42

The restructuring accrual for all plans, which totaled $42 million as of July 31, 2007 and $71 million as of October 31, 2006, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Completion of the workforce reduction component of the FY2005 Plan is expected by the end of fiscal year 2007; however, lease payments for excess facilities are expected to extend over the next five years.

A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of products	$—	$6	$6	$22
Research and development	—	3	1	19
Selling, general and administrative	—	27	9	90
Restructuring and asset impairment charges in continuing operations	—	36	16	131
Restructuring charges in discontinued operations	—	4	—	14
Total restructuring and asset impairment charges	$—	$40	$16	$145

13. CREDIT FACILITY

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. To date the company has not borrowed under the facility, but may borrow from time to time as necessary.

14. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended July 31,
	2007	2006
	(in millions)
Net income	$185	$227
Other comprehensive income:
Change in unrealized gain (loss) on investments	22	(2)
Change in unrealized (loss) on derivative instruments	(8)	(2)
Foreign currency translation	17	9
Change in minimum pension liability	—	53
Deferred taxes	(28)	(18)
Comprehensive income	$188	$267

	Nine Months Ended July 31,
	2007	2006
	(in millions)
Net income	$458	$3,158
Other comprehensive income:
Change in unrealized gain (loss) on investments	23	(7)
Change in unrealized gain (loss) on derivative instruments	(6)	(8)
Foreign currency translation	62	46
Change in minimum pension liability	—	53
Deferred taxes	(31)	(17)
Comprehensive income	$506	$3,225

For the three and nine months ended July 31, 2007, deferred taxes are primarily related to foreign currency translation gains and losses and unrealized gains on equity securities. For the three and nine months ended July 31, 2006, deferred taxes are primarily related to a reduction in additional minimum pension liabilities.

15. STOCK REPURCHASE PROGRAM

In the fourth quarter of 2006, our Board of Directors authorized a $2 billion stock repurchase program and subsequently, during the second quarter of 2007, they approved an acceleration of the remaining amount. As a result, we now plan to complete the repurchase by the end of 2007.

The following repurchases under the above program were completed in the periods presented below:

Quarter Ended	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
October 31, 2006	1.7	$56
January 31, 2007	7.6	253
April 30, 2007	11.4	382
July 31, 2007	17.7	678
Program to date as of July 31, 2007	38.4	$1,369

All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the plan is approximately $630 million.

16. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business. Currently, Agilent has two primary businesses — bio-analytical measurement and electronic measurement — each of which comprises a reportable segment. In the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronics measurement segment to the bio-analytical measurement segment to more closely align with the new materials sciences business in that segment. All segment numbers have been restated historically. The segments were determined primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

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

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended July 31, 2007:
Total net revenue	$874	$500	$1,374
Segment income from operations	$133	$92	$225
Three months ended July 31, 2006:
Total net revenue	$819	$420	$1,239
Segment income from operations	$119	$66	$185

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Nine months ended July 31, 2007:
Total net revenue	$2,527	$1,447	$3,974
Segment income from operations	$344	$261	$605
Nine months ended July 31, 2006:
Total net revenue	$2,424	$1,221	$3,645
Segment income from operations	$316	$175	$491

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income from continuing operations before taxes and equity income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Total reportable segments’ income from operations	$225	$185	$605	$491
Restructuring and asset impairment	(11)	(36)	(30)	(131)
Business disposal and infrastructure reduction costs	(2)	(25)	(14)	(55)
Gain on sale of assets	2	65	9	121
Share-based compensation	(27)	(19)	(103)	(73)
Excess software amortization	(6)	—	(22)	—
Intangible amortization	(12)	(6)	(29)	(18)
Donation to Agilent Foundation	—	—	(20)	—
Interest income	42	49	136	132
Interest expense	(23)	(21)	(68)	(44)
Other income (expense), net	3	17	7	51
Pension curtailment gain and settlements	—	18	—	18
Unallocated semiconductor products business corporate charges	—	—	—	(13)
Unallocated semiconductor test solutions business corporate charges	—	3	—	(28)
Unallocated corporate charges	(2)	1	—	10
Other	1	(4)	(2)	(7)
Income from continuing operations before taxes and equity income as reported	$190	$227	$469	$454

In January of 2007, we donated $20 million to the Agilent Foundation, which is a non-profit public benefit corporation for charitable and educational purposes.

In July of 2007, Agilent sold net assets and intellectual property rights of a product family in the electronic measurement business to a third party for $14 million which resulted in a gain on sale of approximately $6 million for the three months ended July 31, 2007. This gain is included in other income (expense), net in the reconciliation above.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of July 31, 2007	$2,042	$1,304	$3,346
As of October 31, 2006	$2,075	$1,003	$3,078

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

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

For the three and nine months ended July 31, 2007, total orders were $1.31 billion and $3.96 billion, respectively, up 7 percent and 8 percent in comparison to the same periods last year. Bio-analytical orders continued at a consistent pace and grew 21 percent in the three months ended July 31, 2007. Electronic measurement orders were flat for the quarter with growth in Americas and Europe offset by weakness in Japan, primarily in semiconductor and wireless related markets. On a global basis, the wireless manufacturing test market, which experienced softness in the first half of the year, is experiencing a modest turnaround as excess capacity is absorbed.

Net revenue of $1.37 billion and $3.97 billion for the three and nine months ended July 31, 2007 was up 11 percent and 9 percent, respectively, from the same periods last year. Bio-analytical revenues were up 19 percent in the three months ended July 31, 2007 with strength in both chemical analysis and life science business units and good performance across all geographies. Electronic measurement revenues grew 7 percent in the three months ended July 31, 2007 with strength across all general purpose markets and improved momentum in communications measurement. Strong growth continues in this market in the U.S. and Europe, but there was relative weakness in Asia primarily driven by Japan.

Income from continuing operations for the three and nine months ended July 31, 2007 was $185 million and $458 million, respectively, and $216 million and $1,311 million for the corresponding periods last year. In the nine months ended July 31, 2006 $121 million of gains were recorded on property disposals together with a gain of $901 million recorded on the sale of an equity investment, Lumileds.

In the nine months ended July 31, 2007, we generated $571 million of operating cash from continuing operations compared with $130 million generated in the nine months of the prior year. The improvement in year-over-year operating cash was driven by the increase in net operating income together with a $73 million reduction in disbursements relating to restructuring activities, an $80 million decrease in tax payments and a $49 million reduction in contributions to defined benefit plans when compared to the prior year.

On June 6, 2007 we completed the acquisition of Stratagene Corporation previously announced in the second quarter of 2007. We paid approximately $252 million cash for Stratagene, or $10.94 per share of their common stock. The results of operations for Stratagene have been included in our condensed consolidated financial statements from the date of acquisition.

Looking forward, our continued focus will be to grow revenue at a faster rate than the electronic measurement and bio-analytical markets, primarily through increasing market share, expanding our served market size with new products and channels and by complementary acquisitions. Our primary strategy is to pursue profitable growth by expanding our leadership in core/adjacent markets and seeking revenue growth opportunities.

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

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock for the three and nine months ended July 31, 2007 and 2006. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 25 percent to 35 percent would generally increase the value of an award and the associated compensation cost by approximately 22 percent if no other factors were changed.

In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options from 4.25 years to 4.6 years. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.6 years. In 2007, we granted restricted stock units (rather than stock options) to the majority of our employee base that received equity compensation. See Note 4, “Share-Based Compensation,” to the condensed consolidated financial statements for more information.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the nine months ended July 31, 2007 that required us to test goodwill or purchased intangibles for impairment.

Adoption of New Pronouncements

See Note 3, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring and Asset Impairment

We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan (“Prior Plans”). We have executed all key activities on the Prior Plans. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected at the date the liability for excess facility was recorded. Payments will continue to be made related to these properties over the next five years.

Our FY2005 Plan was announced in the fourth quarter of 2005 and has cost approximately $300 million in total to date. As a consequence of selling our semiconductor products business and spinning off our semiconductor test solutions business, the FY2005 Plan was designed to align our workforce with our smaller revenue base. The FY2005 Plan consisted of voluntary and involuntary terminations. During the three and nine months ended July 31, 2007 we incurred zero and $16 million, respectively, in charges related to the FY2005 Plan, mostly associated with individuals notified prior to October 31, 2006. Future charges of approximately $1 million are also expected for these individuals. We expect to complete all actions associated with the FY2005 Plan by the end of fiscal 2007.

Subsequent to the FY2005 Plan, we continue to realign our businesses to the changing economic environment, although such actions do not constitute a restructuring plan as they have been and are expected to be independent actions undertaken from time to time, as appropriate, each of which have been or are expected to be individually immaterial. Actions taken to date are expected to result in total workforce management charges of approximately $20 million, the majority of which was recognized in the third quarter. Future charges of approximately $3 million are expected for these actions.

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

Results from Continuing Operations

At the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronic measurement segment to the bio-analytical measurement segment. In the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronics measurement segment to the bio-analytical measurement segment to more closely align with the new materials sciences business in that segment. All segment numbers have been restated historically.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$1,308	$1,225	$3,958	$3,678	7%	8%
Net revenue:
Products	$1,140	$1,027	$3,300	$3,022	11%	9%
Services and other	234	212	674	623	10%	8%
Total net revenue	$1,374	$1,239	$3,974	$3,645	11%	9%

Agilent orders increased 7 percent and 8 percent for the three months and nine months ended July 31, 2007, respectively, compared to the same periods in 2006. Our bio-analytical measurement business recorded order growth of 21 percent and 17 percent for the three and nine month periods ended July 31, 2007 with strong performance in all of our markets. In comparison with the prior year, electronic measurement orders were flat for the three months and grew by 3 percent for the nine months ended July 31, 2007. Electronic measurement markets were solid in the Americas and Europe, but weak in Asia, particularly Japan.

Agilent net revenue increased 11 percent and 9 percent for the three months and nine months ended July 31, 2007 compared to the same periods last year. The bio-analytical measurement business achieved revenue growth of 19 percent for both the three and nine months ended July 31, 2007 with strength in both our chemical analysis and life sciences businesses.  Electronic measurement business revenues increased by 7 percent and 4 percent for the three and nine months ended July 31, 2007, respectively, compared with the prior year. General purpose end markets continued to be strong and there was improved momentum in communications test revenues in the three months ended July 31, 2007, particularly in wireless and wireline research and development business.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three months and nine months ended July 31, 2007 increased 10 percent and 8 percent, respectively, as compared to the same periods last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Backlog

At July 31, 2007, our unfilled orders for the electronic measurement business amounted to approximately $730 million, as compared to approximately $720 million at July 31, 2006. At July 31, 2007, our unfilled orders for the bio-analytical measurement business were approximately $280 million, as compared to approximately $240 million at July 31, 2006. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months’ worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2007	2006	2007	2006	Months		Months
Total gross margin	55.2%	55.4%	54.8%	52.9%	—		2	ppts
Operating margin	12.2%	14.7%	9.9%	8.6%	(3	) ppts	1	ppt

(in millions)
Research and development	$170	$162	$511	$499	5%		2%
Selling, general and administrative	$420	$407	$1,274	$1,236	3%		3%

Total gross margins were flat and increased by 2 percentage points for the three and nine months ended July 31, 2007, respectively, compared to the same periods last year.  Operating margins have decreased by 3 percentage points and increased by 1 percentage point for the three and nine months ended July 31, 2007, respectively. The gain on sale of the Palo Alto site was $65 million in the third quarter of 2006 and the gain on sale of the San Jose site was $56 million in the second quarter of 2006. These gains accounted for the increase in operating margins of 5 percent and 3 percent, respectively, for the three and nine months ended July 31, 2006.

Research and development expenses increased 5 percent and 2 percent for the three and nine months ended July 31, 2007 compared to the same periods last year. Incremental increases for share based compensation and the effects of currency have contributed to the change in the three months ended July 31, 2007 and for the nine months ended July 31, 2007. Those increases have been offset by reductions in restructuring charges. We remain committed to bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased by 3 percent for both the three months and nine months ended July 31, 2007, compared to the same periods last year. The increase in expenditure for the three months ended July 31, 2007 was largely the result of the increase in share based compensation of $7 million and the impact of currency of $7 million. The increase in expenditure for the nine months ended July 31, 2007 was the result of increases in share based compensation of $19 million and currency losses of $26 million. The impact of general infrastructure refunctionalization increased expenditure by $32 million in the first half of 2007 and a donation of $20 million, made in the first quarter of 2007, also contributed to the overall increase in expenditure when compared to the prior year. These increases were offset by a reduction in restructuring charges of $81 million in the nine months ended July 31, 2007 when compared to the prior year.

At July 31, 2007, our headcount for continuing operations was approximately 19,390 as compared to approximately 18,640 at July 31, 2006.

General Infrastructure and Shared Services

We have decreased our infrastructure costs compared to last year, primarily through continuing restructuring activities and streamlining our operations. We have reduced the number of employees in our workforce, when compared to the prior year, that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions.

Provision for Income Taxes

For the three months and nine months ended July 31, 2007, we recorded an income tax provision of $5 million and $11 million on continuing operations compared to an income tax provision of $11 million and $44 million in the same periods last year. The income tax provision for the three months ended July 31, 2007 includes a benefit of $30 million related to valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items during the nine months ended July 31, 2007, of which $23 million is due to increases in currency translation adjustments and $7 million is due to increases in the value of certain stock investments. The tax provision for the nine months ended July 31, 2007 includes the same valuation allowance adjustments for OCI items and a benefit of $50 million related to the resolution of non-U.S. tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard. The provision was recorded for taxes on income generated in jurisdictions other than those in which the company has full valuation allowances. We intend to maintain full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2007, the current estimate of the annual effective tax rate is 9 percent on continuing operations. The income tax rate for continuing operations was 2 percent for the nine months ended July 31, 2007. The tax rates for both the nine months ended July 31, 2007 and the fiscal year 2007 benefited from the resolution of $50 million of international tax issues and from $30 million of valuation allowance adjustments based on changes in OCI items.  These benefits were treated as discrete events during the first and third quarters, respectively. Excluding the impact of $80 million of discrete tax benefits, we anticipate the full-year 2007 effective tax rate on continuing operations to be approximately 20 percent. The overall tax rate reflects taxes in jurisdictions other than the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which the company operates which have varying statutory rates.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”).  In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest.  If the IRS were to fully prevail, all of our existing net operating loss and tax credit carryovers would be fully utilized or eliminated and our ongoing annual effective tax rate would increase as a result.  The RAR addresses several issues, however one issue, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue, in particular, is inconsistent with applicable tax laws and that we have meritorious defenses to this claim.  We will file a formal protest and request a conference with the Appeals Office of the IRS and oppose this claim, and most of the other claimed adjustments proposed in the RAR, vigorously.  Although the final resolution of the proposed adjustments is uncertain and may take several years, based on current information, in our opinion, the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$810	$812	$2,503	$2,432	—	3%
Net revenue	$874	$819	$2,527	$2,424	7%	4%

Overall orders were flat for the three months ended July 31, 2007 and increased 3 percent for the nine months ended July 31, 2007 compared with the same periods last year. For the three months ended July 31, 2007 we saw growth in aerospace/defense, low-cost instruments and wireless R&D, but weakness in parametric test and manufacturing test hindered growth.  Geographically, orders in Japan were down 24 percent from last year with weakness across multiple end-markets that are heavily represented in Japan, such as semiconductor test and wireless handset and component manufacturing.  Europe and the Americas posted solid growth compared to last year.

Revenues for the three and nine months ended July 31, 2007 increased 7 percent and 4 percent respectively compared to the same periods last year. General purpose test revenues of $521 million and $1,529 million increased 9 percent and 10 percent, respectively, for the three and nine months ended July 31, 2007, compared to the same periods last year.  Our general purpose end markets continue to experience solid growth fueled by the ongoing global economic expansion and rising consumer spending on electronics. We saw growth this quarter driven by business into aerospace/defense markets, with strength across applications such as satellites, tactical communications, electronic monitoring, explosive device detection/defeat and electronic warfare systems.  Semiconductor and computing end markets also grew this quarter, with solid growth from both parametric test and oscilloscopes. Communications test revenues of $353 million for the three month period increased 3 percent from last year while nine month revenue of $998 million was down 3 percent compared to the same periods last year.  The increase for this quarter was driven by solid growth in wireless R&D and wireline test, while the nine month comparison was hindered by weak results in wireless manufacturing in the first half of 2007.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2007	2006	2007	2006	Months		Months
Gross margin	57.9%	58.0%	57.8%	56.1%	—		2	ppts
Operating margin	15.2%	14.5%	13.6%	13.0%	1	ppt	1	ppt

(in millions)
Research and development	$122	$114	$366	$337	7%		9%
Selling, general and administrative	$251	$242	$751	$708	4%		6%

Gross margins were flat for the three months ended July 31, 2007 compared to the same period last year, while they increased 2 percentage points for the nine months ended July 31, 2007 as compared to last year. Several factors drove the improvement in the nine months ended July 31, 2007 compared with the same periods in the prior year: a change in the refunctionalization of general infrastructure costs along with lower corporate overhead spending; improved product material costs; and more favorable mix of products.

Research and development expenses for the three and nine months ended July 31, 2007 increased 7 percent and 9 percent, respectively, as compared to the same periods last year.  The increase was driven by continued investment in new technologies and market expansion opportunities, the incremental research and development costs associated with acquisitions, and the unfavorable impact of currency movements.

Selling, general and administrative expenses for the three and nine months ended July 31, 2007 increased 4 percent and 6 percent, respectively, as compared to the same periods last year.  The increase was driven by selective spending increases in support of growth initiatives, acquisitions, and the unfavorable impact of currency movements. Income from operations for the three months and nine months ended July 31, 2007 increased $14 million and $28 million when compared to the same periods last year.

Bio-analytical Measurement

Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, laser interferometry and microscopy, software and informatics, and related consumables, reagents and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2007	2006	2007	2006	Months	Months
	(in millions)
Orders	$498	$413	$1,455	$1,246	21%	17%
Net revenue	$500	$420	$1,447	$1,221	19%	19%

Our bio-analytical measurement business posted strong quarter and year-to-date results, with double-digit year-over-year growth on both orders and revenue. Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three months ended July 31, 2007, grew 21 percent (Stratagene contributed 5 percent of this growth) when compared to the same period last year. Orders for the nine months ended July 31, 2007, grew 17 percent (Stratagene contributed 2 percent of this growth) when compared to the same period last year.  In our chemical analysis business, we continued to see strength from petrochemical, food and environmental markets.  In life sciences we saw demand from pharmaceutical companies, contract research organizations, and generic drug manufacturers.

Revenue for the three and nine months ended July 31, 2007 grew 19 percent year-over-year with strong results seen across both life sciences and chemical analysis end markets. These results include the impact of the Stratagene acquisition.  We expect the addition of Stratagene’s core strengths to allow us to better serve life sciences customers by tuning our mutual products to improve specific application solutions. Stratagene contributed 4 percent of this growth for the three months ended July 31, 2007 and 2 percent in the nine month comparison.  We had solid quarterly growth across all geographies with the Americas up 12 percent, Europe up 27 percent and Asia up 16 percent year-over-year. In life sciences, we saw particular strength in pharma and biotech.  In chemical analysis, our sales in the petrochemical, environmental and food safety markets performed well.  Proprietary supplies saw double-digit quarterly growth with strength across both liquid chromatography (“LC”) and gas chromoatography (“GC”) columns with applications in both the life sciences and chemical analysis businesses.

Chemical analysis continued to see good demand for petrochemical, food and environmental testing solutions. High petrochemical profits continued to drive capital investments in both instrument replacements and upgrades.  Chemical analysis revenues for the three and nine months ended July 31, 2007 grew 17 percent and 16 percent, respectively.  Environmental, one of our larger markets, had revenue growth of approximately 20 percent for the three month and 14 percent for the nine month results compared to the same periods last year. This performance was driven by increased testing of drinking water, solid waste testing and air monitoring - especially in China and India. Forensics, our smallest market in chemical analysis, saw sluggish growth in the U.S. as weak federal budgets drove results. Revenue was flat in the three months ended July 31, 2007 and up 22 percent for the nine months ended July 31, 2007 compared to the prior year. For the three months ended July 31, 2007, weak federal (U.S.) funding and flat spending in Europe contributed to flat growth. For the nine-months ended July 31, 2007, we continue to see increased testing protocols for drug use as the list of abused substances continues to expand.  Petrochemical posted 23 percent year-over-year revenue growth in the third quarter compared with the same period last year, as customers transitioned to our new GC and gas chromatography/mass spectrometry (‘‘GC/MS”) products.  On a year to date basis, petrochemical grew 19 percent versus the prior year, as this market continues to benefit from system replacements in Americas and Europe, construction of new refineries in India and China, and worldwide demand for alternative fuels such as bio-diesel.  Food testing also posted strong results: 19 percent revenue growth in the three months ended July 31, 2007 and 16 percent for the nine months ended July 31, 2007. Growth in this sector was driven by recent food safety issues in the U.S causing updated regulations in China and India and by overall increases made to regulatory standards worldwide.

In life sciences, we saw good demand from pharmaceutical and biotechnology companies, contract research organizations and generic drug manufacturers. For the three and nine months ended July 31, 2007, our pharma bio-tech revenue grew 15 percent and 20 percent, respectively, as compared to the prior year. Excluding acquisitions, our academia and government accounts continue to grow modestly on a year to date basis. We expect our recent acquisition of Stratagene to help bolster our coverage in academia and government customer accounts.  In the U.S., National Institutes of Health (“NIH”) funding appears to be flat to declining - making it difficult for suppliers of instruments and life sciences tools to grow significantly in this space. Investments in Japan are focused on genomics, in China the focus is on drug testing and quality, while in India investments are concentrated in biopharma research. Revenue growth in our academia and government markets was 62 percent - 67 percent of the growth was contributed by Stratagene in the three months ended July 31, 2007.  In the nine months ended July 31, 2007, academia and government grew 31 percent - 23 percent of the growth was contributed by Stratagene. In Asia-Pacific, government investments remain strong. From a product perspective, revenue growth for this market segment was driven by continued success of our new 1200-series LC platform, particularly the rapid resolution system, high-performance LC columns, single quad-, triple quad-, quadrupole time of flight mass spectrometers, and microarrays.

Looking forward, we expect growth to continue from our newer products such as rapid resolution LC and enhanced single quadrupole liquid chromatography/mass spectrometry, triple quadrupole mass spectrometry, quadrupole time-of-flight mass spectrometry, gas chromatography, gas chromatography mass spectrometry systems, and new product offerings from our recent acquisitions.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2007	2006	2007	2006	Months		Months
Gross margin	54.2%	54.0%	53.8%	51.8%	—		2	ppts
Operating margin	18.4%	15.7%	18.0%	14.3%	3	ppts	4	ppts

(in millions)
Research and development	$40	$41	$119	$119	(2)%	—
Selling, general and administrative	$139	$120	$398	$338	16%	18%

For the three months ended July 31, 2007, gross margins were relatively flat compared to the same periods last year.   In the third quarter, higher trade and logistics expenses offset savings from favorable volume mix, manufacturing efficiencies, and savings from selected cost reduction programs.  For the nine months ended July 31, 2007, gross margins improved 2 percentage points.

Research and development expenses were relatively flat for both the three and nine months ended July 31, 2007, compared to the same periods last year.

Selling, general and administrative expenses increased 16 percent and 18 percent for the three and nine months ended July 31, 2007, compared to the same periods last year. This increase was due to higher employee-related costs, higher sales commissions, investments in marketing programs, and higher general infrastructure costs.

For the three and nine months ended July 31, 2007, operating margins increased 3 percentage points and 4 percentage points, respectively, compared to the same periods a year ago. These increases were due to higher revenues and operational efficiencies offsetting increased selling, general, and administrative investments to accommodate growth.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2007 consisted of cash and cash equivalents of $1,486 million as compared to $2,262 million as of October 31, 2006. On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. To date the company has not borrowed under the facility, but may borrow from time to time as necessary.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations was $571 million in the nine months ended July 31, 2007 compared to $130 million provided in the same period in 2006. Looking forward to the remainder of the year, we expect to generate sufficient cash from continuing operations to fund our operations and investments in property, plant and equipment.

In the nine months ended July 31, 2007, accounts receivable used cash of $9 million as compared to cash generation of $5 million in the same period in 2006. Agilent revenues increased by approximately 9 percent in the first nine months of 2007 as compared to the same period in 2006, however, days sales outstanding decreased to 48 days as of July 31, 2007 from 51 days a year ago reflecting the continued improvement in receivables management. Accounts payable used cash of $14 million for the nine months ended July 31, 2007 versus cash generation of $41 million in the same period in 2006. Cash used for inventory was $46 million for the nine months ended July 31, 2007 compared to cash used of $42 million in the same period in 2006. Inventory days on-hand decreased to 98 days as of July 31, 2007 compared to 102 days as of the end of the same period last year.

We paid $45 million in connection with the FY05 restructuring plan in the first nine months of 2007, primarily in the form of severance payments, compared to $127 million during the same period of 2006.  In addition, we made severance payments of $9 million to individuals not associated with the FY05 plan in the nine months ended July 31, 2007. We have also paid approximately $174 million during the first nine months of 2007 under our variable pay programs, as compared to $155 million paid out during same period of 2006.

We paid approximately $63 million in taxes in the first nine months of 2007 as compared to $143 million in the same period in 2006. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

We contributed approximately $8 million to our U.S. defined benefit plans in the first nine months of 2007, compared to $41 million in 2006. We contributed approximately $26 million to our non-U.S. defined benefit plans in the first nine months of 2007 compared to $42 million in 2006. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in the nine months ended July 31, 2007 were approximately $34 million or approximately 60 percent less than in the same period in 2006. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. The reduced funding amounts in the U.S. were due to an improved funded status. We expect to contribute approximately $15 million to our U.S. and non-U.S. defined benefit plans during the remainder of fiscal 2007.

Net Cash Provided by (Used in) Investing Activities of Continuing Operations

Net cash used in investing activities of continuing operations for the nine months ended July 31, 2007 was $387 million compared to $1,898 million generated in the same period of 2006. Cash generation in the first nine months of 2006 was high due to the divestiture of our semiconductor products business for $2.5 billion, net of transaction costs and taxes. We also completed the sale of our ownership in Lumileds to Philips for $949 million. In the nine months ended July 31, 2006, restricted cash and cash equivalents, net increased by approximately $1.6 billion. We are required to hold restricted cash and cash equivalents due to the financing described under “net cash used in financing activities” below.

Investments in property, plant and equipment were $115 million in the first nine months of 2007, as compared to investment of $135 million for same period in 2006. We believe that total capital expenditures for the current year will be approximately $150 million compared to capital expenditures last year of $185 million. The higher capital expenditure during the last year was due to the site consolidation and relocation following the semiconductor products business divestiture and spin-off of our semiconductor test solutions business. Proceeds from sale of property, plant and equipment were $12 million in the nine months ended July 31, 2007 as compared to $205 million in the same period of 2006. During the first nine months of 2006, we sold our Palo Alto and San Jose sites for a total consideration of approximately $186 million. In the first nine months of 2007, we invested $311 million in several acquisitions and intangible assets, net of cash acquired, including Stratagene, compared to $30 million during the same period of 2006. We also sold intangibles and assets for $14 million during the first nine months of 2007.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2007 was $973 million compared to $2,226 million used in the same period of 2006.

Our board of directors authorized a new stock repurchase program of up to $2 billion in the fourth quarter of 2006. We repurchased approximately 37 million shares for $1.3 billion during the first nine months of 2007 as compared to approximately 116 million shares for approximately $4.2 billion during the same period in 2006 under a different program. As of July 31, 2007, we had authorization of approximately $630 million remaining for future repurchases that we expect to complete by the end of the fiscal year. We may borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in this fiscal year. Proceeds from issuance of common stock under employee stock plans were $344 million in first nine months of 2007 compared to $513 million during the same period of 2006.

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

Off Balance Sheet Arrangements and Other

There were no substantial changes from our 2006 Annual Report on Form 10-K to our off-balance sheet arrangements or contractual commitments in the third quarter of fiscal year 2007. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

The company’s operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, the company enters into such foreign exchange contracts as are described above to manage its currency risk. Approximately 66 percent and 64 percent of our revenues were generated in U.S. dollars during the third quarter of 2007 and 2006, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007, including the acquisition of Stratagene Corp., that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer-defendants and insurers were presented to the Court.  Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement.  On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs.  On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties.  Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints.  It is uncertain if or when there will be any revised or future settlement.  Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the litigation against Agilent continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that Agilent will be required to pay any material amount is remote.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. We experienced some recent weakness in the Asia Pacific market, particularly in Japan and particularly during the three months ended July 31, 2007. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, last year we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business, and this year we have completed several acquisitions, including the acquisition of Stratagene in the third quarter. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

We have received a Revenue Agent’s Report from the U.S. Internal Revenue Service for 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations, financial condition and liquidity.

Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. These taxes are subject to review or audit by the Internal Revenue Service (“IRS”) and state, local and foreign tax authorities. Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the IRS.  In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest.  If the IRS were to fully prevail, all of our existing net operating loss and tax credit carryovers would be fully utilized or eliminated and our ongoing annual effective tax rate would increase as a result.  The RAR addresses several issues, however one issue, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue, in particular, is inconsistent with applicable tax laws and that we have meritorious defenses to this claim.  We will file a formal protest and request a conference with the Appeals Office of the IRS and oppose this claim, and most of the other claimed adjustments proposed in the RAR, vigorously.  Although the final resolution of the proposed adjustments is uncertain and may take several years, based on current information, in our opinion, the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liqudity could be adversely affected.

If we suffer a loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2007.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May 1, 2007 through May 31, 2007	5,874,161	$37.40	5,874,161	$1,059
June 1, 2007 through June 30, 2007	5,692,300	$38.40	5,692,300	$841
July 1, 2007 through July 31, 2007	6,399,172	$39.31	6,399,172	$589
Total	17,965,633	$38.40	17,965,633

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

Dated: September 7, 2007	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President, Finance and Administration, Chief Financial Officer

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements on page 3.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Indicates management contract or compensatory plan, contract or arrangement.