Form 10-K
period 2007-10-31
AGILENT TECHNOLOGIES INC
filed 2007-12-21
CIK 1090872

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2007, was approximately $12.474 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 19, 2007, there were 371,468,596 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on February 27, 2008, and to be filed pursuant to Regulation 14A within 120 days after registrant' s fiscal year ended October 31, 2007 are incorporated by reference into Part III of this Report	III

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

        We have two business segments comprised of the electronic measurement business and the bio-analytical measurement business. Our electronic measurement business focuses on the communications and electronics industries, while our bio-analytical measurement business focuses on the life sciences industry and in the environmental, chemical, food and petrochemical industries and in materials sciences. In addition to our two businesses, we conduct centralized research through Agilent Technologies Laboratories ("Agilent Labs"). Each of our businesses, including Agilent Labs, is supported by our general infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $5.42 billion for the fiscal year ended October 31, 2007, we generated 34 percent in the U.S. and 66 percent outside the U.S. As of October 31, 2007, we employed approximately 19,400 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, India, Japan, Malaysia, Singapore and the United Kingdom.

        In the beginning of the third quarter of 2007, we moved the nanopositioning products from the electronics measurement segment to more closely align with the new materials sciences business in the bio-analytical measurement segment. All segment disclosures and numbers have been recast historically.

        Net revenue for each of our businesses for the years ended October 31, 2007, 2006 and 2005 was:

	2007	2006	2005
	(in millions)
Electronic Measurement	$3,415	$3,302	$3,168
Bio-analytical Measurement	2,005	1,671	1,518

Total Segment Revenue	$5,420	$4,973	$4,686

        In August 2005, the Board of Directors of Agilent approved the divestiture of both our semiconductor products business and our semiconductor test solutions business. Both of these divestitures were completed during 2006. In December 2005, we completed the sale of our semiconductor products business to Avago Technologies Ltd. ("Avago") for approximately $2.6 billion in cash proceeds. On June 1, 2006, Agilent transferred substantially all of the assets and liabilities of its semiconductor test solutions business to a separate company, Verigy Ltd. ("Verigy"), then a wholly owned subsidiary of Agilent. In June and July 2006, Verigy sold approximately 8.7 million of its ordinary shares, or approximately 15 percent of its outstanding shares, in an initial public offering. On October 31, 2006, we distributed our remaining holding in Verigy to our stockholders.

        We have reflected the semiconductor products business and the semiconductor test solutions business as discontinued operations for all periods presented in this Annual Report on Form 10-K. For further information, see Note 4, "Discontinued Operations of Our Semiconductor Products Business" and Note 5, "Discontinued Operations of Our Semiconductor Test Solutions Business", to our consolidated financial statements.

Electronic Measurement Business

        Our electronic measurement business provides standard and customized electronic measurement instruments and systems monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

        Our electronic measurement business employed approximately 11,900 people as of October 31, 2007. We sell our electronic measurement products through direct sales, distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Our electronic measurement business generated $3.4 billion in revenue in fiscal 2007, $3.3 billion in revenue in fiscal 2006, and $3.2 billion in revenue in fiscal 2005.

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

        Communications service providers require reliable network equipment that enables their networks and services to operate at ever-faster speeds. To achieve this, communications service providers require a range of sophisticated test instruments and systems to evaluate network performance and to identify any sources of communications failure. Agilent's communications service provider customers require advanced software and systems, known as operations support systems ("OSS"), to monitor and manage the network infrastructure and services on a continuous, proactive basis to achieve either regulated or customer-specified service levels.

        The communications test market accounted for approximately 40 percent of revenue from our electronic measurement business in 2007.

  The General Purpose Test Market

        We market our general purpose test products and services to the electronics industry and other industries with significant electronic content such as the aerospace and defense, computer and semiconductor industries. These electronics and electronics-dependent industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices, and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment.

        Customers use our general purpose test solutions in developing and manufacturing a wide variety of electronic components and systems. These customers' test requirements include testing multiple parameters of printed circuit boards used in almost every electronic device; testing the electrical parameters of wafers used in the semiconductor manufacturing process; and testing of flat panel displays.

        The general purpose test market accounted for approximately 60 percent of revenue from our electronic measurement business in 2007.

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

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital design products, parametric test products, high frequency electronic design tools, electronics manufacturing test equipment and thin-film transistor array test equipment.

        General purpose instruments are used principally by engineers in research and development laboratories, manufacturing, and calibration and service, for measuring voltage, current, frequency, signal pulse width and other standard electronics measurements. Our general purpose products include spectrum analyzers, network analyzers, signal generators, digitizing oscilloscopes, voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.

        Modular instruments and test software are used by the designers and manufacturers of electronic devices as the building blocks of systems that can be configured for a wide variety of test applications, and changed as needed by a combination of modular hardware and software components. Examples include test systems for aviation systems maintenance and multi-function university labs.

        Our digital design products are used by research and development engineers in the computer, communications and semiconductor industries to validate and verify the performance of digital product designs. These include simple digital control circuits, complex high-speed servers, high-performance oscilloscopes, logic analyzers, logic-signal sources and data generators. Digital product design opportunities include high-speed input/output connectivity in computer servers and hardware development for the latest generation gaming consoles.

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

        Our electronic manufacturing test product categories span multiple applications. Our automated optical inspection products enable automated visual inspection of printed circuit assemblies. Automated x-ray inspection products provide a three-dimensional scan of printed circuit board assemblies to identify and isolate quality defects caused by the manufacturing process. Automated in-circuit testing products identify quality defects such as bad and incorrect parts that affect electrical performance and allow early repair of these defects. Manufacturing test system software provides common tools to enable customers to use information across the manufacturing line for effective process control, repair and test design.

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufacturers, handset manufacturers, network equipment manufacturers who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communication networks and services. We also engage in collaborative relationships with contract manufacturers. Many of our customers purchase solutions across several of our major product lines for their different business units. As of the end of fiscal 2007, no single customer represented greater than 10 percent of the net revenue of the business.

        The orders and revenues from many of the electronic measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first quarter of the fiscal year and higher volumes in the fourth quarter of the fiscal year. This seasonality is particularly evident in products that we sell into the aerospace and defense industry, as well as those linked to consumer spending, which includes some of our communications test equipment. The seasonal impact of our business is tempered by the diversity of our electronic measurement products and customers, which span multiple industries.

  Electronic Measurement Sales, Marketing and Support

        We have a focused sales strategy, using a direct sales force, resellers, manufacturer's representatives and distributors to meet our customers' needs. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our OSS communications monitoring and management systems, where customers require intensive strategic consultation. Our sales force also engages with the contract manufacturer market by collaborating with original equipment manufacturers to specify our test equipment for contract manufacturer test applications, as well as marketing to contract manufacturers directly.

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

        Our products typically come with standard warranties, and extended warranties are available at additional cost.

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the general purpose test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation, Photon Dynamics, Inc., Shimadzu Corporation, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., and Wintest Corp. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation, APLAC Solutions Corporation, Applied Wave Research, Inc., EXFO Electro-Optical Engineering, Inc., a unit of IBM Software (formerly Micromuse, Inc.), Ixia, JDS Uniphase, Marconi Corporation plc, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. (a subsidiary of Danaher Corporation).

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Bio-Analytical Measurement Business

        Our bio-analytical measurement business provides application-focused solutions that include instruments; software, consumables and services that enable customers to identify quantify and analyze the physical and biological properties of substances and products. Our twelve key product categories include: gas chromatography, liquid chromatography, mass spectrometry, microfluidics, microarrays, atomic force microscopy, PCR (Polymerase Chain Reaction) instrumentation, software and informatics, and related bioreagents, consumables and services.

        The nano-positioning products were moved from the electronics measurement segment to the bio-analytical measurement segment in the beginning of the third quarter of 2007. We employed approximately 5,000 people as of October 31, 2007 in our bio-analytical measurement business. This business generated revenue of $2.0 billion in fiscal 2007, $1.7 billion in fiscal 2006, and $1.5 billion in fiscal 2005.

  Bio-Analytical Measurement Markets

        Primarily, our bio-analytical measurement business serves the following markets:

  Life Sciences Markets

        Our life science markets accounted for approximately 40 percent of revenue from our bio-analytical measurement business in 2007. Within the life sciences, we focus on the following three primary market categories:

                The Pharma, Biotech, CRO & CMO Market.    This market consists of "for-profit" companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, and manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies, or "Pharma". A second sub-segment includes biotechnology companies, or "biotech", contract research organizations, or "CROs", and contract manufacturing organizations, or "CMOs". Biotech and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the Pharma industry value chain.

                The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research, the focus is widening to include translational research—multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, and EORTC (European Organization), EMBL (Europe), Singapore Genomics Institute (SGI), and National Translational Cancer Research Network (UK). In addition, large donations by private foundations are also fueling growth in this key market segment.

                The Clinical Diagnostic Market.    A technical restatement in the clinical diagnostic market is providing an emerging growth opportunity that can be addressed by leveraging our existing platforms like microfluidics, microarrays, and liquid chromatography/mass spectrometry. The clinical diagnostic market is viewed by us as a developing area for strategic growth.

  Chemical Analysis Markets

        Our chemical analysis markets accounted for approximately 60 percent of revenue from the bio-analytical measurement business in 2007. Within chemical analysis, we focus primarily on the following areas: petrochemical, environmental, homeland security and forensics, and bioagriculture and food safety.

                The Petroleum and Chemical Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Solutions based on gas chromatography, liquid chromatography and mass spectrometry products are also used in the development, manufacturing and quality control of fine chemicals. Our gas chromatographs are also used to monitor consistent quality in the delivery of natural gas.

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

                Material Science Markets.    Initial investigation has identified consistency of target customers with existing Agilent customers in Pharma/Biotech markets, as well as Academic/Government markets. In both cases, the material science markets are sub-categories within the larger existing market segments, emphasizing emerging applications based on nano-materials. In addition, there is a well established presence in the semi-conductor lithography market. Specifically, providing solutions to large accounts that require precise nano-positioning information. Agilent's new Material Science Solutions Unit is chartered to explore the world of material science in existing markets and focus on new incremental market segments.

Bio-Analytical Measurement Products

        A key factor in all of our bio-analytical measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers.

  Microarray Products

        Since announcing the launch of our DNA microarray program for the life sciences in December 1999, we have become a leading supplier of microarray solutions which we sell primarily to pharmaceutical companies and biotechnology companies in our for-profit markets, as well as academic and government funded organizations in our not-for-profit markets. Using our refined inkjet manufacturing process, we make highly sensitive 60-mer oligo nucleotide, or oligo, microarrays. This unique inkjet process is highly flexible and accurate, enabling the faster manufacture of high quality custom microarrays. In 2006, we expanded our line of microarrays to offer a new line of high-density arrays providing enhanced genomics solutions and enabling specific applications in the areas of comparative human genomics (CGH) and micro RNA detection.

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

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. A gas chromatograph ("GC") is used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. We continue to expand the application space for our GCs with the development of new separation columns and product enhancements. Over the last three years, Agilent has introduced updated and advanced models of all of its major gas chromatography platforms, including the launch of the 7890A Gas Chromatography which replaced the 6890A, the world's most popular Gas Chromatograph. In December 2006, Agilent also purchased the chemiluminescence product line from General Electric (GE) Analytical Instruments to expand its solutions offering in the Petrochemical/Chemical and Food markets.

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when sample vaporization is not an option, LC also separates and detects compounds to determine molecular identity and quantity. Our LC instruments are modular in construction and can be configured to form instruments that perform specific analyses. Agilent's HPLC system, the Agilent 1100 Series, has sold over 60,000 systems since its introduction, and last year was replaced by its successor, the 1200 Series LC. The 1200 Series is an advanced version which enables true "fast chromatography" through both pressure and temperature control. Using our modular approach we have also expanded the market for higher pressure liquid chromatography with the introduction of a Rapid Resolution 1200 pump. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns and ongoing product enhancements. Our leading edge innovation, HPLC-Chip, is fully commercialized and expanding demand for nano LC solutions across many markets.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and on characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs. In the past three years, Agilent significantly expanded its mass spectrometry portfolio with a focus on reliability, sensitivity and ease of use. This year, we introduced enhancements to our new LC/MS platforms, the Agilent 6410 Triple Quadrapole MS and the 6510 Quadrapole-Time of Flight MS. These new platforms serve new and growing markets for Agilent. Agilent also reinforced its leadership in GC-MS and ICP-MS quadrapole mass spectrometry with new offerings.

  Atomic Force Microscopy Products

        An Atomic Force Microscope (AFM) is a high-resolution imaging device that can resolve features as small as an atomic lattice in the real space. It allows researchers to observe and manipulate molecular and atomic level features in a sample of interest. Today, significant government funding and private investment is being provided for research and product development of new and innovative materials based on nanoscale structures and devices. Our expanding portfolio of AFM products provides customers, reliable, easy-to-use tools that facilitate research in this new world of material science.

  PCR Instrumentation

        The acquisition of Stratagene Corporation during fiscal 2007 provided an expansion of our Life Science tools offering with the addition of tools and instrumentation for implementing polymerase chain reaction (PCR). PCR is used by scientists studying genetics to amplify or replicate a small amount of DNA to enable further analysis of the genes. Stratagene is a leader in the PCR market providing basic PCR tools and real time PCR tools, a homogeneous measurement version of PCR. This set of instrumentation, together with the reagents products and our Microarrays portfolio, enables us to provide additional capabilities and a broader set of workflow solutions to customers in the genomics marketplace.

  Software and Informatics Products

        We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory-compliant use of instruments in pharmaceutical quality assurance/quality control environments. In 2005, we completed the acquisitions of Scientific Software, Inc. and Silicon Genetics, Inc., expanding our portfolio of chromatography data systems and providing an entry into bioinformatics. This year the integration of these companies into Agilent has expanded our portfolio and market opportunities. With the acquisition of Stratagene Corporation we expanded our bioinformatics portfolio further through a relationship with Strand Genomics. We have also augmented our data system capabilities through the 2007 acquisition of Kalabie, a provider of an electronic laboratory notebook (ELN) product.

  Bioreagents

        Bioreagents are the primary tools used by scientists in the Life Science market to interrogate cells, genes and proteins. These bioreagent products are used to conduct a variety of experiments necessary to understand both the form and function of biological entities. The acquisition of Stratagene Corporation during fiscal 2007 provided an expansion of our Life Science tools offering with the addition of a portfolio of reagent products for Nucleic Acid Amplification QPCR (qualitative polymerase chain reaction) & QRTPCR (quantitative real-time polymerase chain reaction), Cloning, Cell Biology and other key life science applications. These reagent tools enable us to create a broad set of complete workflow solutions to meet customer needs across our Life Science markets.

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

  Bio-Analytical Measurement Customers

        We have roughly 30,000 customers, and as of the end of fiscal 2007, no single customer represented greater than 10 percent of the net revenue of the business. The bio-analytical measurement business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

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

  Bio-Analytical Measurement Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide manufacturing capabilities outside our core competencies, such as the manufacture of printed circuit assemblies and the delivery of shipment logistics. We have manufacturing facilities in California, Texas and Delaware in the U.S. Outside of the U.S., we have manufacturing facilities in China, Germany, Scotland and Japan. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

  Bio-Analytical Measurement Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix, Inc., Applied Biosystems Inc., GEHealthcare, Invitrogen Corp., Thermo Fisher Scientific Inc. and Waters Corp. Our principal competitors in the chemical analysis arena include: Applied Biosystems Inc., Perkin Elmer Corp., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Varian, Inc. Our principal competitors in the material science arena include: Seiko, Veeco, Hitachi, Zeiss and Joel. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

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

General Infrastructure Organization

        We provide support to our businesses through our general infrastructure and shared services organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. These organizations are generally headquartered in Santa Clara, California, with services provided worldwide. As of the end of October 2007, our general infrastructure and shared services organizations employed approximately 2,500 people, which includes 200 Agilent Labs employees.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $685 million in 2007, $655 million in 2006 and $650 million in 2005, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        On October 31, 2007, our unfilled orders were unchanged from last year for the electronic measurement business at approximately $750 million. On October 31, 2007, our unfilled orders for the bio-analytical measurement business were approximately $290 million, as compared to approximately $280 million at October 31, 2006. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Intellectual Property

        We generate patent and other intellectual property rights covering significant inventions and other innovations in order to create a competitive advantage. While we believe that our licenses, patents and other intellectual property rights have value, in general no single license, patent or other intellectual property right is in itself material. In addition, our intellectual property rights may be challenged, invalidated or circumvented or may otherwise not provide significant competitive advantage.

Materials

        Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Both our electronic and bio-analytical measurement businesses purchase materials from thousands of suppliers on a global basis. No single supplier is material, although some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

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

        Some of our operations are located on properties that are known to have subsurface contamination undergoing remediation by our former parent company, Hewlett-Packard Company ("HP"). As part of the initial separation agreement from HP in 1999, HP has agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we expect that HP will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with HP, HP will have access to these properties to perform the remediation. HP has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unreimbursed costs associated with the remediation. Remediation could also harm on-site operations and the future use and value of the properties.

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

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 66 percent in fiscal 2007, 66 percent in fiscal 2006 and 64 percent in fiscal 2005, the majority of which was from customers other than foreign governments. Approximately 12 percent of our annual revenue in each of the last three years was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 55 percent in fiscal 2007, 55 percent in fiscal year 2006 and 50 percent in fiscal year 2005. Approximately 16, 19 and 17 percent of our long-lived assets were located in Japan in fiscal years 2007, 2006 and 2005, respectively.

        Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

        Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment and finance receivable portfolios we hold. The U.S. and international community's response to recent terrorist activities could exacerbate these risks. For example, there may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 21, "Segment Information", to our consolidated financial statements.

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

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        David S. Churchill, 50, has served as our Vice President and General Manager of the Network and Digital Solutions Business Unit of the Electronic Measurements Group since May 2006. Prior to assuming this position, from May 2005 to May 2006, Mr. Churchill served as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Churchill served as Vice President and General Manager of the Communications and Video Business Unit of Tektronix, Inc. from 2001 to April 2005. Mr. Churchill held various management positions at Tektronix, Inc. from 1995 to 2001.

        Adrian T. Dillon, 53, has served as our Executive Vice President, Finance and Administration, Chief Financial Officer since March 2005. Mr. Dillon served as our Executive Vice President and Chief Financial Officer from December 2001 to March 2005. Prior to joining Agilent, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997. Mr. Dillon is a member of the Board of Directors of Williams-Sonoma, Inc., where he is Chairman of the Audit and Finance Committee. Mr. Dillon was also a member of the Board of Directors of Verigy Ltd. from March 2006 to July 2007 and served as Chairman from June 2006 to July 2007.

        Gooi Soon Chai, 46, has served as our Vice President and General Manager of the Electronic Instruments Business Unit (formerly known as Asia Instruments Business Unit) of the Electronic Measurements Group since February 2005. Prior to assuming this position, from February 2003 to January 2005, Mr. Gooi served as our Vice President and General Manager of the Asia Manufacturing Centers of the Electronic Products and Solutions Group. Mr. Gooi served as our Vice President and General Manager of the Worldwide Order Fulfillment Asia Operations of the Electronic Products and Solutions Group from December 2000 to January 2003.

        Jean M. Halloran, 55, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard Company. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard Company in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 56, has served as our Vice President, Corporate Controllership and Tax since November 2006. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France. In 1993, he became Director of Finance and Administration of Hewlett-Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett- Packard Europe, Middle East, and Africa.

        Lonnie G. Justice, 51, has served as our Vice President and General Manager of the Worldwide Sales and Support Organization for the Life Sciences and Chemical Analysis Group since August 2004. Prior to assuming this position, from August 2001 to August 2004, Mr. Justice served as our General Manager for the field operations in the Americas.

        Michael R. McMullen, 46, has served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group since January 2002. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as our Japan Country Manager for the Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Agilent Technologies and Yokogawa Electric Joint Venture (YAN) from July 1996 to March 1999.

        Ronald S. Nersesian, 48, has served as our Vice President and General Manager of the Wireless Business Unit of Electronic Measurements Group since February 2005. Prior to assuming this position, from May, 2002 to February 2005, Mr. Nersesian served as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Nersesian served as Senior Vice President and General Manager of the Digital Storage Oscilloscope Business of LeCroy Corporation from 1998 to 2001. Mr. Nersesian held various management positions at LeCroy Corporation from 1996 to 2002.

        D. Craig Nordlund, 58, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

        Saleem N. Odeh, 57, has served as our Vice President and General Manager of Sales, Service and Support Organization for the Electronic Measurements Group since September 2001. Prior to assuming this position, from June 1999 to September 2001, Mr. Odeh served as our Vice President and General Manager for the field operations in North America.

        Nicolas H. Roelofs, 49, has served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group since June 2006. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from 2001 to December 2004.

        William P. Sullivan, 57, has served as our President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation.

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

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. For example, if the Asia Pacific market does not grow as anticipated, our results could suffer. We experienced recent weakness in our Asia Pacific market, notably in Japan and particularly during the six months ended October 31, 2007. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

  The actions that we have taken in order to reduce costs could have long-term adverse effects on our business.

        We have largely completed our program to transition our company to a reduced cost structure. These reductions and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our income to be lower than it otherwise might be and, as a result, adversely affect our stock price.

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

        As part of our efforts to streamline operations and to cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and will continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. In addition, we outsource significant portions of our information technology ("IT") function and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

        We centralized most of our accounting processes to two locations: India and Malaysia. These processes include general accounting, cost accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results. In addition, although the majority of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond that twelve month period, our hedging strategy does not mitigate our exposure.

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

  The impact of consolidation of competitors in the test and measurement market is difficult to predict and may harm our business.

        The test and measurement industry is intensely competitive and has been subject to increasing consolidation. For instance, in November 2007, Danaher Corporation, one of our competitors, completed the acquisition of Tektronix, Inc., another of our competitors. Consolidation in the test and measurement industry could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

  Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in our fiscal year 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business, and this year we completed several acquisitions, including the acquisition of Stratagene Corporation in our third fiscal quarter. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

        Some of our properties are undergoing remediation by HP for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations. In addition, the determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation.

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

  We are subject to laws and regulations, and failure to address or comply with these laws and regulations could harm our business by leading to a reduction in revenue associated with these customers.

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

        A number of our products from our bio-analytical measurement business are subject to regulation by the United States Food and Drug Administration ("FDA") and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non-compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions, increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers or the inability to sell our products.

  Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

        While we do not believe that we infringe the valid and enforceable intellectual property rights of third parties, there may be potentially relevant third party intellectual property rights that we are unaware of. Any litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services.

        We often rely on licenses of third party intellectual property that is useful for our businesses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all. Our intellectual property portfolio, which we use in negotiating licenses and asserting counterclaims, continually changes as we review and adjust the patents and other intellectual property in the portfolio consistent with our business strategies. Accordingly, the amount of intellectual property that is available for us to use in our defense or for negotiations is continually changing and may decrease.

  Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

        Our success depends in large part on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our operating results.

        Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

        We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which allows them to compete with us using that intellectual property.

  We have received a Revenue Agent's Report from the U.S. Internal Revenue Service for fiscal years 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations, financial condition and liquidity.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

  We have restructured our World Trade financing arrangement, which has increased the cost to us of this arrangement and we may have to restructure this arrangement in the future, which may further increase the cost to us. We also may be subject to the risk that our current financing arrangements could be accelerated prior to their scheduled repayment date.

        In January 2006, Agilent Technologies World Trade, Inc. ("World Trade"), a wholly-owned subsidiary of Agilent, entered into a Master Repurchase Agreement and related Confirmation (together, the "Original Repurchase Agreement") with Fenway Capital, LLC (the "Counterparty") pursuant to which World Trade sold to the Counterparty, for an aggregate purchase price of $1.5 billion, 15,000 Class A Preferred Shares of its wholly-owned subsidiary, Agilent Technologies (Cayco) Limited (the "Purchased Securities"), having an aggregate liquidation preference of $1.5 billion. Pursuant to the Original Repurchase Agreement, World Trade is obligated to repurchase the preferred shares for 100 percent of their aggregate liquidation preference in January 2011.

        On September 10, 2007, World Trade entered into an amendment to the Original Repurchase Agreement (the "Amended Repurchase Agreement") and certain of the related agreements and a Novation Agreement in order to substitute Ebbets Funding PLC as the Counterparty at the request of Merrill Lynch Capital Corporation ("Merrill Lynch"). On November 16, 2007, World Trade entered into a further amendment to the Amended Repurchase Agreement (such Amended Repurchase Agreement as amended, the "Repurchase Agreement") and certain of the related agreements and a Novation Agreement in order to substitute Belmont Funding LLC as the Counterparty at the request of Merrill Lynch. On December 7, 2007, Agilent and World Trade entered into a further amendment to the Repurchase Agreement among Agilent, Merrill and World Trade (the "Related Agreement"). Pursuant to the terms of the Repurchase Agreement and Related Agreement, World Trade is obligated to make quarterly payments to the Counterparty at a rate per annum equal to either (i) the cost of funds to the Counterparty plus 20 basis points, or (ii) three-month LIBOR plus 52 basis points

        As provided in Related Agreement, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. Agilent may restructure the terms of this transaction or may pursue a new transaction to replace this transaction. There can be no assurances as to the timing or terms of any such restructuring or new transaction, and any such restructuring or new transaction may result in an increase in the cost of this transaction to Agilent.

  We have issued $600 million in a debt offering and entered into a credit facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions, repurchases of our outstanding shares of common stock or expansion of our business.

        Our incurrence of this debt may adversely affect our operating results and financial condition by, among other things:

  •
  increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

  •
  requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

        Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our long-term non-convertible debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our long-term debt or our revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

  We have substantial cash requirements in the United States while a majority of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

        Although cash generated in the United States covers normal operating requirements, a substantial amount of additional cash is required for special purposes such as repurchases of our stock, acquisitions of third parties, and the refinancing at maturity of our $1.5 billion obligation related to our World Trade financing arrangement. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and Agilent Technologies Laboratories are located in Santa Clara, California. In total, we have 14 primary sites. Of these primary sites, 5 are located in the U.S. and the remaining 9 are located in China, Germany, India, Japan, Malaysia, Singapore and the United Kingdom. Nearly all of our primary functions are conducted at multi-building campuses.

Site	Major Activity	Owned/Leased
Santa Clara, CA, U.S.	Corporate Headquarters, Manufacturing, R&D, Marketing, Sales and Administration	Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D, Marketing, Sales and Administration	Owned
Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Wilmington, DE, U.S. (Little Falls Area)	Manufacturing, R&D, and Administration	Owned
Spokane, WA, U.S.	Manufacturing, R&D, and Marketing	Owned
Shanghai, China	Manufacturing, R&D	Leased
Boeblingen, Germany	Manufacturing, R&D, and Marketing	Leased
Waldbronn, Germany	Manufacturing, R&D, Marketing, sales and Administration	Owned
Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Penang, Malaysia	Manufacturing, R&D	Owned
Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Primarily Owned
Gurgaon, India	R&D, Marketing, Sales and Administration	Leased
South Queensferry, United Kingdom	Manufacturing, R&D, Marketing and Administration	Owned
Beijing, China	R&D, Marketing, Sales and Administration	Owned

        As of October 31, 2007, we owned or leased a total of approximately 11.4 million square feet of space worldwide. Of that, we owned approximately 7.7 million square feet and leased the remaining 3.7 million square feet. Our sales and support facilities occupied a total of approximately 1.8 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.6 million square feet. Information about each of our businesses appears below:

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

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer-defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. However, class certification of plaintiffs' underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying such a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to "seek certification of a more modest class." On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six "test cases" (none of which involve Agilent). Discovery is proceeding in those cases. It is uncertain if or when there will be any revised or future settlement. Under our separation agreements with HP, HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the litigation against Agilent continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that Agilent will be required to pay any material amount is remote.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2007, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2006 and 2007 fiscal years, the high and low sale prices per quarter as reported in the consolidated transaction reporting system for the New York Stock Exchange are as:

Fiscal 2006	High	Low
First Quarter (ended January 31, 2006)	$36.10	$31.90
Second Quarter (ended April 30, 2006)	$39.54	$33.52
Third Quarter (ended July 31, 2006)	$39.45	$27.47
Fourth Quarter (ended October 31, 2006)	$35.81	$26.96
Fiscal 2007	High	Low
First Quarter (ended January 31, 2007)	$35.69	$31.68
Second Quarter (ended April 30, 2007)	$35.80	$30.26
Third Quarter (ended July 31, 2007)	$40.42	$34.40
Fourth Quarter (ended October 31, 2007)	$39.37	$31.15

        As of October 31, 2007, there were 48,254 stockholders of record of common stock. The closing share price for our common stock on October 31, 2007, as reported in the consolidated transaction reporting system for the New York Stock Exchange, was $36.85.

        We have not paid any cash dividends to date, and we currently intend to retain any future income to fund the development and growth of our business and fund stock repurchases from time to time. Our management and Board of Directors continually evaluate our capitalization strategy.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2007. In the addition to the purchases in the most recent quarter described below, the company purchased a total of 37,776,755 shares of its common stock under its stock repurchase plan during the 9 month period ended July 31, 2007. The total number of shares of common stock purchased by the company during the year ended October 31, 2007 is 54,009,194.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2007 through Aug. 31, 2007	9,058,839	35.7239	48,530,794	265
Sep. 1, 2007 through Sep. 30, 2007	4,879,100	36.5773	53,409,894	86
Oct. 1, 2007 through Oct. 31, 2007	2,294,500	37.4935	55,704,394	—

Total	16,232,439	36.2306	55,704,394	—

(1)
On September 20, 2006, the company announced its intention to repurchase up to $2.0 billion of its common stock through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. The company completed this program in October, 2007.

(2)
The weighted average price paid per share of common stock does not include the cost of commissions.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2007. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	48,628,140	$29	59,324,101
Equity compensation plans not approved by security holders	—	—	—

Total	48,628,140	$29	59,324,101

(1)
The number of securities remaining available for future issuance in column (c) includes 24,827,099 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $31,631,591 million as of October 31, 2007.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. Under the Agilent Technologies, Inc. 1999 Stock Plan, (the "Stock Plan"), we may issue Stock Awards, including but not limited to restricted stock, restricted stock units, and performance units, as defined in the Stock Plan. Under the terms of the Stock Plan, no more than 10 percent of the total shares available for issuance under the Stock Plan will constitute restricted stock awards. Under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (the "1999 Non-Employee Director Stock Plan"), we may issue Special Compensation, as that term is defined in Section 7 of the 1999 Non-Employee Director Stock Plan.

(3)
We issue securities under our equity compensation plans in forms which do not require a payment by the recipient to us at the time of exercise or vesting, including restricted stock, restricted stock units and performance units. Accordingly, the weighted-average exercise price in column (b) does not take these awards into account.

STOCK PRICE PERFORMANCE GRAPH

        The graph below shows the cumulative total stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on October 31, 2002, and ending on October 31, 2007, on each of: Agilent's common stock; the S&P 500 Index; and two Peer Groups. The first Peer Group is composed of companies that are members of the S&P Information Technology Index and the S&P Healthcare Index that compete in sectors related to Agilent's businesses ("Prior Peer Group"). The sectors are Electronic Equipment Manufacturers, Communications Equipment and Healthcare Equipment. These sectors were selected by Agilent. The individual companies that comprise those three sectors are chosen and maintained by S&P. This is the last year that we will compare ourselves to this peer group. We are changing our peer group, see "New Peer Group", to a peer group that consists of high technology and measurement public companies in the S&P Information Technology Sector, excluding the Software and Services Groups and including the S&P Healthcare Equipment Group. Going forward, this will be the peer group against which we will compare ourselves as this aligns with the group that Agilent uses to benchmark its executives' compensation and set target pay, as well as metrics under its long-term performance program. Agilent's stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor's.

New Peer Group	Prior Peer Group
ADC TELECOMMUNICATIONS INC	BARD (C.R.) INC
ADVANCED MICRO DEVICES	BAXTER INTERNATIONAL INC
AGILENT TECHNOLOGIES INC	BECTON DICKINSON & CO
ALTERA CORP	BOSTON SCIENTIFIC CORP
ANALOG DEVICES	CIENA CORP
ANDREW CORP	CISCO SYSTEMS INC
APPLE INC	CORNING INC
APPLIED MATERIALS INC	COVIDIEN LTD
APPLIED MICRO CIRCUITS CORP	HOSPIRA INC
AVAYA INC	JDS UNIPHASE CORP
BARD (C.R.) INC	JUNIPER NETWORKS INC
BAUSCH & LOMB INC	MEDTRONIC INC
BAXTER INTERNATIONAL INC	MOTOROLA INC
BECTON DICKINSON & CO	QUALCOMM INC
BOSTON SCIENTIFIC CORP	ST JUDE MEDICAL INC
BROADCOM CORP -CL A	STRYKER CORP
CIENA CORP	TEKTRONIX INC
CISCO SYSTEMS INC	TELLABS INC

COMVERSE TECHNOLOGY INC	VARIAN MEDICAL SYSTEMS INC
CORNING INC	ZIMMER HOLDINGS INC
DELL INC
EMC CORP/MA
GATEWAY INC
HEWLETT-PACKARD CO
HOSPIRA INC
INTEL CORP
INTL BUSINESS MACHINES CORP
JABIL CIRCUIT INC
JDS UNIPHASE CORP
KLA-TENCOR CORP
LEXMARK INTL INC -CL A
LINEAR TECHNOLOGY CORP
LSI CORP (name change from LSI Logic Corp)
MAXIM INTEGRATED PRODUCTS
MEDTRONIC INC
MICRON TECHNOLOGY INC
MOLEX INC
MOTOROLA INC
NATIONAL SEMICONDUCTOR CORP
NCR CORP
NETWORK APPLIANCE INC
NOVELLUS SYSTEMS INC
NVIDIA CORP
PERKINELMER INC
PMC-SIERRA INC
QLOGIC CORP
QUALCOMM INC
SANMINA-SCI CORP
SOLECTRON CORP
ST JUDE MEDICAL INC
STRYKER CORP
SUN MICROSYSTEMS INC
TEKTRONIX INC
TELLABS INC
TERADYNE INC
TEXAS INSTRUMENTS INC
THERMO FISHER SCIENTIFIC INC (name change from Thermo Electron)
WATERS CORP
XEROX CORP
ZIMMER HOLDINGS INC

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Consolidated Statement of Operations Data:		(1)	(1)	(1)	(1)
Net revenue	$5,420	$4,973	$4,685	$4,556	$3,930
Income (loss) from continuing operations before taxes and equity income	$670	$627	$291	$87	$(746)
Income (loss) from continuing operations	$638	$1,437	$191	$59	$(1,822)

Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	1,816	186	242	(13)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	54	(50)	68	45

Income (loss) before cumulative effect of accounting changes	638	3,307	327	369	(1,790)
Cumulative effect of adopting SFAS No. 142	—	—	—	—	(268)

Net income (loss)	$638	$3,307	$327	$369	$(2,058)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$1.62	$3.33	$0.38	$0.12	$(3.85)
Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	4.21	0.38	0.50	(0.03)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	0.13	(0.10)	0.14	0.10
Cumulative effect of adopting SFAS No. 142	—	—	—	—	(0.57)

Net income (loss) per share	$1.62	$7.67	$0.66	$0.76	$(4.35)

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$1.57	$3.26	$0.38	$0.12	$(3.85)
Income (loss) from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	4.12	0.37	0.49	(0.03)
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	0.12	(0.10)	0.14	0.10
Cumulative effect of adopting SFAS No. 142	—	—	—	—	(0.57)

Net income (loss) per share	$1.57	$7.50	$0.65	$0.75	$(4.35)

Weighted average shares used in computing basic net income (loss) per share	394	431	494	483	473
Weighted average shares used in computing diluted net income (loss) per share	406	441	500	490	473
	October 31,
	2007	2006	2005	2004	2003
	(in millions)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents and short-term investments	$1,826	$2,262	$2,251	$2,315	$1,607
Working capital	$2,008	$2,420	$2,511	$2,891	$1,983
Restricted cash and cash equivalents	$1,615	$1,606	$22	—	—
Total assets	$7,554	$7,369	$6,751	$7,144	$6,297
Long-Term Debt	$2,087	$1,500	—	$1,150	$1,150
Stockholders' equity	$3,234	$3,648	$4,081	$3,569	$2,824

(1)
Consolidated financial data and notes present our semiconductor test solutions and semiconductor products as discontinued operations.

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

Overview and Executive Summary

        Agilent Technologies, Inc. ("we", "Agilent" or the "company") is the world's premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        In December 2005, we completed the divestiture of our semiconductor products business. In 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd. ("Verigy"). The results of our semiconductor products business and our semiconductor test solutions business are presented as discontinued operations for all periods presented in this Annual Report on Form 10-K.

        Agilent's net revenue from continuing operations in 2007 was $5,420 million, an increase of 9 percent in comparison to 2006. Our bio-analytical business performed very well throughout the year and net revenue in 2007 increased by 20 percent in comparison to 2006. Demand for our products and services increased across every market in which our life sciences and chemical analysis businesses operate. In our electronic measurement business, net revenue in 2007 increased 3 percent in comparison to 2006. The electronic measurement business saw reasonable growth in our general purpose test market and the communications test market declined slightly over last year. Growth for the electronic measurement segment was led by aerospace/defense and wireline/wireless research and development. There was a reduction in revenues in the wireless manufacturing market during the year as the industry experienced excess capacity in handset test. Agilent's total net revenue in 2006 increased 6 percent in comparison to 2005.

        Net income was $638 million in 2007. Net income in 2006 was $3,307 million, which included the income from and gain on sale of our semiconductor products business for $1,816 million, the income from the discontinued operations of our semiconductor test solutions business for $54 million and a gain of $901 million on the sale of our investment in Lumileds. Net income in 2005 was $327 million.

        In 2007, we generated operating cash flows of $969 million and had cash and cash equivalents balance as of October 31, 2007 of $1,826 million. In 2006, we generated operating cash flows of $431 million and had a cash and cash equivalents balance as of October 31, 2006 of $2,262 million.

        The following significant events occurred in fiscal year 2007:

        In May 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire in May, 2012. The company is not borrowing under the facility at this time, but may borrow under the facility from time to time as needs arise.

        In June 2007, we completed the acquisition of Stratagene Corporation previously announced in the second quarter of 2007. We paid approximately $252 million cash for Stratagene, or $10.94 per share of their common stock. The results of operations for Stratagene have been included in our consolidated financial statements from the date of acquisition.

        In October 2007, we completed a stock repurchase program of $2.0 billion of common stock. The program was originally announced in September 2006 and subsequently updated during the second quarter of 2007 to enable the accelerated repurchase of the remaining amount.

        In October 2007, we issued $600 million of 6.5% unsecured senior notes, discounted at 0.4% and due for repayment in November 2017. We may redeem the notes at any time prior to their maturity and we would pay a redemption price equal to the greater of either 100% of the aggregate principal amount of the notes to be redeemed on the redemption date or the sum of the present values of the remaining scheduled payments. In each case, accrued and unpaid interest would be paid up to but not including the redemption date. Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

                Revenue recognition.    We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use relative fair value or vendor-specific objective evidence of fair value for software to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish fair value for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

                Inventory valuation.    We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

                Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123 (R), Shared-Based Payment ("SFAS No. 123 (R)") which was effective November 1, 2005 for Agilent. Under the standard, share-based compensation expense is primarily based on estimated grant date fair value which generally uses the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. We estimate the stock price volatility using the implied volatility of Agilent's publicly traded stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 30 percent to 40 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 21 percent if no other factors were changed.

        In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options from 4.25 years to 4.6 years. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2007, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.6 years. In 2007, we granted restricted stock units (rather than stock options) to the majority of our employee base that received equity compensation. See Note 3, "Share-Based Compensation," to the consolidated financial statements for more information.

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

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for U.S. plans and September 30 for non-U.S plans. The U.S. discount rates were determined by matching the expected plan benefit payments against an industry discount curve as well as a hypothetically constructed portfolio of high quality corporate bonds. We also reviewed the movement of industry benchmarks from the prior year. The discount rate increased slightly over the prior year to 6.25 percent. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds.

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. A one percent change in the estimated long-term return on plan assets for 2007 would result in a $7 million impact on U.S. pension expense and a $17 million impact on non-U.S. pension expense.

        The net periodic pension and post-retirement benefit costs recorded in continuing operations excluding curtailments and settlements were $57 million in 2007, $81 million in 2006 and $106 million in 2005.

                Valuation of long-lived assets.    We performed our annual goodwill impairment analysis in the fourth quarter of 2007. Based on our estimates of forecasted discounted cash flows and our market capitalization at that time, we concluded that our goodwill was not impaired. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. During 2007, we incurred $1 million of asset impairment charges. In addition, we recorded $7 million of investment impairment charges during 2007.

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

                Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Realization is based on our ability to generate sufficient future taxable income. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and selected entities in foreign jurisdictions. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets will be realized. We did not conclude that any of our U.S. state deferred tax assets would be similarly realized.

Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence, which make it difficult for positive evidence to overcome. Accordingly, a full valuation allowance was recorded in all instances. We intend to maintain a full valuation allowance for these U.S. state and foreign entities until sufficient positive evidence exists to support reversal of the valuation allowance. Profits or losses incurred in U.S. states and by certain entities in foreign jurisdictions affect the ongoing amount of the valuation allowance.

        We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

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

Restructuring and Asset Impairment

        We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan ("Prior Plans"). In the fourth quarter of fiscal year 2005, due to the then pending divestitures of our semiconductor products and semiconductor test businesses, we launched a new restructuring plan ("2005 Plan") to reduce our workforce and facility footprint to match a smaller organizational size. The workforce reduction portion of our plans are now substantially complete. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected at the date the liability for the excess facility was recorded. Payments will continue to be made related to these properties over the next four years.

        In 2006 and 2007 we executed the 2005 Plan and recorded restructuring charges of $12 million in 2007 and $186 million in 2006. Workforce reduction expenses were $17 million in 2007 and $111 million in 2006. Charges relating to facility impairments and adjustments to the accrual relating to the consolidation of excess facilities accounted for the remainder of the restructuring charge.

        As of October 31, 2007, our accrual for pending workforce reduction costs was $1 million, and the workforce reduction component of our restructuring plans is now substantially complete. Our accrual for the consolidation of excess facilities, decreased $27 million from the prior year due to $22 million of lease payments and a slight improvement in our assessments of potential recoveries from sub-lease tenants in some of our vacant properties which led to a net reversal of $5 million.

        We continue to realign our businesses to the changing economic environment, although such actions do not constitute a restructuring plan as they have been and are expected to be independent actions undertaken from time to time, as appropriate, each of which have been or are expected to be individually immaterial. Total workforce management charges of approximately $35 million have been incurred in 2007 in respect of these actions, with a further charge of approximately $20 million expected in 2008.

        The restructuring accrual is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. For further details on our restructuring plans, see Note 18, "Restructuring and Asset Impairment", to our consolidated financial statements.

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

Results from Continuing Operations

        In the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronics measurement segment to the bio-analytical measurement segment to more closely align with the new materials sciences business in that segment. All historical segment numbers presented in this Annual Report on Form 10-K have been recast to conform to this change in reportable segments.

Orders and Net Revenue

	Years Ended October 31,
				2007 over 2006 % Change	2006 over 2005 % Change
	2007	2006	2005
	(in millions)
Orders	$5,441	$5,075	$4,773	7%	6%

Net revenue:
Products	$4,505	$4,125	$3,854	9%	7%
Services and other	$915	$848	$831	8%	2%

Total net revenue	$5,420	$4,973	$4,685	9%	6%

	Years Ended October 31,
				2007 over 2006 Ppts Change	2006 over 2005 Ppts Change
	2007	2006	2005
% of total net revenue:
Products	83%	83%	82%	—	1 ppt
Services and other	17%	17%	18%	—	(1) ppt

Total	100%	100%	100%

        Net revenue in 2007 was $5,420 million, a 9 percent increase over the $4,973 million net revenue recorded in 2006. Net revenue in 2006 was $4,973 million, a 6 percent increase over the $4,685 million net revenue recorded in 2005.

        The bio-analytical measurement segment achieved strong revenue growth for the year of 20 percent with increases in both life science and chemical analysis businesses. In life science, there was sustained momentum due to the demand from biotechnology and pharmaceutical customers for the Liquid Chromatograph ("LC") and Liquid Chromatograph/Mass Spectroscopy ("LC/MS") platforms and microarrays. In chemical analysis, growth was driven by demand in all markets, and in particular petrochemical environmental and food testing solutions. Our electronic measurement business saw a 3 percent revenue growth overall with an increase in general purpose test, but a modest decline in the communication test business. In the general purpose test business the aerospace/defense market increased steadily over 2006 and the semiconductor markets were flat year over year. The communications test business increased revenues in the wireless research and development market and the wireline market also increased in the year. The wireless handset test market has been weak throughout the year, but there are now signs of stability.

        Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 8 percent as compared to 2006.

Backlog

        On October 31, 2007, our unfilled orders were unchanged from last year for the electronic measurement business at approximately $750 million. On October 31, 2007, our unfilled orders for the bio-analytical measurement business were approximately $290 million, as compared to approximately $280 million at October 31, 2006. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
Gross margin on products	57.2%	56.4%	52.9%	1 ppt	4 ppts
Gross margin on services and other	42.8%	39.2%	39.4%	4 ppts	—
Total gross margin	54.8%	53.4%	50.5%	1 ppts	3 ppts
Operating margin	10.8%	9.3%	4.6%	2 ppts	5 ppts
(in millions)
Research and development	$685	$655	$650	5%	1%
Selling, general and administrative	$1,700	$1,660	$1,498	2%	11%

        In 2007, total gross margin increased 1 percentage point in comparison to 2006. Operating margins in 2007 increased 2 percentage points as compared to 2006. Research and development expenditure has risen modestly and we have tightly controlled selling, general and administrative expenses during the year. We experienced an unfavorable impact in gross and operating margins due to the comparative weakness of the U.S. dollar and Japanese Yen denominated revenues against the Euro and Malaysian Ringgit costs only partially offset by hedging gains. Operating margins in 2006 increased 5 percentage points as compared to 2005 due to continued restructuring activities and tighter controls on spending.

        Gross inventory charges were $21 million in 2007, $38 million in 2006 and $59 million in 2005. Sales of previously reserved inventory were $5 million in 2007, $14 million in 2006 and $8 million in 2005.

        Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies, which enables fundamental advances across all businesses; communications, which creates technologies to enable pervasive access to information; life sciences, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement, which provides critical advances in test and measurement electronics and systems. Our research seeks to improve on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; software, systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology, optical switching and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, other research is on major new product releases, and yet other focused on developing new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense.

        Income from continuing operations in 2007 was $638 million. Income from continuing operations in 2006 was $1,437 million, which includes a gain of $901 million for the sale of our investment in Lumileds, an equity investment.

        At October 31, 2007, our headcount, on a continuing operations basis, was approximately 19,400 compared to 18,700 in 2006 and 19,400 in 2005. The increase in workforce is predominantly due to acquisitions and business expansion offset by reductions in infrastructure headcount.

Provision for Income Taxes from Continuing Operations

	Years Ended October 31,
	2007	2006	2005
	(in millions)
Provision for income taxes	$32	$91	$142

        For the year ended October 31, 2007, we recorded an income tax provision of $32 million on continuing operations as compared with an income tax provision of $91 million and $142 million on continuing operations for the years ended October 31, 2006 and 2005, respectively. The 2007 provision was recorded for taxes on income generated in jurisdictions other than the U.S. Income or losses incurred in certain foreign jurisdictions were offset by adjustments to their respective valuation allowances.

        For 2007, the annual effective tax rate was 4.8 percent on continuing operations. The 4.8 percent continuing operations tax rate reflects taxes at an effective tax rate of zero in the U.S. (due to a release of a significant portion of the valuation allowance) and at low effective tax rates in other jurisdictions. The low continuing operations tax rate includes a benefit of $31 million related to valuation allowance adjustments based on changes in other comprehensive income items, portions of which are attributable to increases in currency translation adjustments and to increases in the value of certain stock investments. In addition, the tax rate includes benefits totaling $73 million related to the resolution of primarily non-U.S. tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard.

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

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. As a result of the incentives, the impact of the tax holidays decreased income taxes by $190 million, $76 million and $54 million in 2007, 2006 and 2005, respectively. It is anticipated that these tax holidays will benefit Agilent in a similar way in 2008.

        During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets will be realized. We did not conclude that any of our U.S. state deferred tax assets would be similarly realized. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence under SFAS No. 109 to require full valuation allowances. We intend to maintain full valuation allowances for these U.S. state and foreign jurisdictions until sufficient positive evidence exists to support the reversal.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds

        Agilent sold its interest in Lumileds on November 28, 2005. Lumileds was a global joint venture between Agilent and KoninklijkePhilips Electronics N.V. ("Philips"). Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements were terminated. The purchase price paid by Philips under the Share Purchase Agreement was $949 million. In addition, Lumileds repaid the $51 million of outstanding principal debt and accrued interest under the Credit Agreement, dated as of November 30, 2001.

        Our equity in the net income of our unconsolidated affiliate including the 2006 gain on sale of our interest in Lumileds was $901million in 2006 and $42 million in 2005.

General Infrastructure and Shared Services

        For Agilent overall we have decreased our infrastructure costs compared to 2006 by $115 million. We have largely completed our restructuring activities and streamlined our operations. We passed these savings on to all our businesses according to usage of related services. We have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions. The general infrastructure and shared services functions ended 2007 with approximately 2,500 employees, a decrease of approximately 230 employees from one year ago and a decrease of approximately 1,400 employees from two years ago. Over the past two years, general infrastructure and shared services headcount has dropped by 1,250 people in the Americas and Europe and by 150 people in Asia.

Segment Overview

        Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

Electronic Measurement

        Our electronic measurement business provides standard and customized electronic measurement instruments and systems monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

  Orders and Net Revenue

	Years Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	(in millions)
Orders	$3,415	$3,336	$3,184	2%	5%

Net revenue from products	$2,890	$2,797	$2,661	3%	5%
Net revenue from services and other	525	505	507	4%	%

Total net revenue	$3,415	$3,302	$3,168	3%	4%

        Electronic measurement business orders grew 2 percent compared to 2006. On a geographic basis, order growth in the Americas and Europe was offset by declines in Asia, most notably in Japan. Order growth in 2007 was driven by strength in aerospace/defense and general purpose markets, which was offset by declines in the wireless manufacturing and communications market. From 2005 to 2006 orders increased 5 percent due to growth in our wireless communication applications, as well as in signaling applications for the aerospace/defense market.

        Electronic measurement business revenues increased 3 percent year-over-year in 2007. General purpose revenues, representing approximately 60 percent of our electronic measurement business, grew approximately 7 percent. Our general purpose revenues are made up of sales into the general purpose, computer and semiconductor, and aerospace/defense markets. Our general purpose market business continues to experience solid growth due to ongoing global economic expansion and steady consumer electronics spending. The computer and semiconductor market business was essentially flat year-over-year, while our aerospace/defense market business continued to grow due to on-going demand for signaling and communication solutions in defense-related applications, such as satellite, electronic monitoring, explosive device detection, and electronic warfare systems. Communications test revenues, representing approximately 40 percent of our electronic measurement business, declined 2 percent. Communications test revenues are made up of sales into the wireless test, wireline test and wireless design software markets. Wireless manufacturing test application business was down compared to 2006, offset by growth in our wireless R&D, wireline and wireless design software business. In 2006 revenue grew 4 percent with a segment profile similar to 2007 in which growth in general purpose markets was offset by declines in our communications test business.

        Looking forward, we project continued opportunities for growth in our electronic measurement business driven by on-going wireless 3G coverage and services expansion, as well as broadband and triple-play (voice/data/video) applications. We remain cautiously optimistic with regard to the aerospace/defense market's overall spending growth in the areas of signal intelligence, communications, surveillance and electronic warfare. This growth potential could be mitigated by potential slowdowns in spending on new communication technologies, government budget limitations and computer and semiconductor market investment.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2007 versus 2006 and 2006 versus 2005.

	Years Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
Total gross margin	57.5%	56.2%	53.1%	1 ppt	3 ppts
Operating margin	14.0%	13.7%	10.5%	—	3 ppts
(in millions)
Research and development	$489	$449	$440	9%	2%
Selling, general and administrative	$999	$955	$908	5%	5%
Income from operations	$477	$453	$334	5%	36%

        Gross margins for products and services improved 1 percentage point year-over-year in 2007 as margin improvements due to lower infrastructure costs, lower material costs and a functional change in corporate overhead classification were partially offset by changes in product mix. Gross margin for products and services increased 3 percentage points from 2005 to 2006, a period of significant cost reductions driven by restructuring activities and overall operational improvements.

        Research and development expenses increased 9 percent in 2007. The year-over-year increase was driven by continued investment in new technologies and growth opportunities, incremental research and development costs from acquisitions, the unfavorable impact of currency movements and an unfavorable functional change in corporate overhead classification. Research and development costs increased 2 percent in 2006 compared to 2005 as on-going investment in new technology was offset by restructuring savings.

        Selling, general and administrative expenses increased 5 percent in 2007 compared to 2006 due to selective investment in support of growth initiatives, increases from acquisitions, and the unfavorable impact of currency movements.

        Operating margins were essentially flat in 2007 compared to 2006 as gross margin improvements were offset by the increased investment in research and development, as well as selling, general and administrative expenses. Operating margins improved 3 percentage points in 2006 compared to 2005 as gross margin improvements drove the majority of the year-over-year improvement.

  Income from Operations

        Income from operations increased by $24 million in 2007 compared to 2006 on increased revenue of $113 million. Gross margin improvements, cost structure reductions, and discretionary spending controls were largely offset by increased investment in acquisitions, incremental hiring in the first half of the year and the unfavorable impact of currency movements.

        Income from operations increased $119 million in 2006 compared to 2005 on a revenue increase of $134 million. Restructuring through selective workforce reductions, reductions in our cost structure, improved material costs, lower inventory charges and overall operational improvements helped comparative operating results, with most of the improvement coming from better gross margins. In absolute dollars cost of sales was down 3 percent from 2005 while revenue increased by 4 percent over the same period.

Bio-analytical Measurement

        Our bio-analytical measurement business provides application-focused solutions that include instruments; software, consumables and services that enable customers to identify quantify and analyze the physical and biological properties of substances and products. Our twelve key product categories include: gas chromatography, liquid chromatography, mass spectrometry, microfluidics, microarrays, atomic force microscopy, PCR (Polymerase Chain Reaction) instrumentation, software and informatics, and related bioreagents, consumables and services.

  Orders and Net Revenue

	Years Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	(in millions)
Orders	$2,026	$1,739	$1,589	17%	9%

Net revenue from products	$1,615	$1,328	$1,193	22%	11%
Net revenue from services and other	390	343	325	14%	6%

Total net revenue	$2,005	$1,671	$1,518	20%	10%

        Bio-analytical measurement orders and revenues continue to grow with mid-double-digit growth in our major markets, and achieving record levels in 2007. Over the past 3 years, all geographies have contributed to the growth, with the highest growth rates in Asia and Europe.

        Orders for the year ended in October 31, 2007, grew 17 percent (Stratagene contributed 2 percent of this growth) when compared to 2006. We had solid growth across all geographies with the Americas up 8 percent, Europe up 19 percent and Asia up 15 percent year-over-year. In our chemical analysis business, we continued to see strength from petrochemical, food and environmental markets. In life sciences we saw demand from pharmaceutical companies, contract research organizations, and generic drug manufacturers.

        Revenue for the year ended October 31, 2007, grew 20 percent with strong results seen across both life sciences and chemical analysis end markets. These results include the impact of the Stratagene acquisition. The addition of Stratagene's core strengths will allow us to better serve life sciences customers by tuning our mutual products to improve specific application solutions. Stratagene contributed 2 percent of this growth for the year ended October 31, 2007. In life sciences, we saw particular strength in pharma and biotech. In chemical analysis, our sales in the petrochemical, environmental and food safety markets performed well. Proprietary supplies saw double-digit quarterly growth with strength across both liquid chromatography ("LC") and gas chromatography ("GC") columns with applications in both the life sciences and chemical analysis businesses. Service revenues (point-of-sale and after-market) associated with our instruments was also up year-over-year by 14 percent.

        Chemical analysis orders, representing approximately 58 percent of bio-analytical measurement, grew 14 percent in 2007 compared to 2006. Chemical analysis continues to see good demand for petrochemical, food and environmental testing solutions. High petrochemical profits continue to drive capital investments in both instrument replacements and upgrades. In food and environmental segments, increased testing demands from new regulations enacted in Europe and Asia, particularly China and India, drove results. These regulatory changes led to strong demand for our new gas chromatography, liquid chromatography and mass spectrometry solutions. Also new products such as the triple quadrupole ("QQQ") mass spectrometer, which sells into these segments, were well received. In addition, higher average oil prices for the year continue to drive demand for our instrumentation in the hydrocarbon processing and petrochemical industries.

        Life science orders, representing approximately 42 percent of bio-analytical measurement, grew 20 percent for the 2007 year compared to 2006 (Stratagene contributed 5 percent of this growth). We saw good demand from pharmaceutical and biotechnology companies, contract research organizations and generic drug manufacturers. Excluding acquisitions, our academia and government accounts continued to grow modestly compared to 2006. Our recent acquisition of Stratagene will help bolster our coverage in academia and government accounts. In the U.S., National Institutes of Health ("NIH") funding appears to be flat to declining — making it difficult for suppliers of instruments and life sciences tools to grow significantly in this space. In Asia-Pacific, government investments remain strong. Investments in Japan are focused on genomics, in China the focus is on drug testing and quality, while in India investments are concentrated in BioPharma research. From a product perspective, revenue growth for this market segment was driven by continued success of our new 1200-series LC platform, particularly the rapid resolution system, high-performance LC columns, single quad-, triple quad-, quadrupole time of flight mass spectrometers, and microarrays.

        Looking forward, we expect growth to continue from our newer products such as rapid resolution LC and enhanced single quadrupole liquid chromatography/mass spectrometry, triple quadrupole mass spectrometry, quadrupole time-of-flight mass spectrometry, gas chromatography, gas chromatography mass spectrometry systems, and new product offerings from our recent acquisitions. Our strategic focus is to continue to enable customer applications and their productivity by providing industry- and customer-focused workflow solutions.

  Gross Margin and Operating Margin

        The following table shows the bio-analytical measurement business's margins, expenses and income from operations for 2007 versus 2006, and 2006 versus 2005.

	Years Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
Total gross margin	54.1%	52.6%	50.5%	2 ppts	2 ppts
Operating margin	19.0%	15.9%	14.7%	3 ppts	1 ppt
(in millions)
Research and development	$164	$157	$147	4%	7%
Selling, general and administrative	$540	$456	$396	18%	15%
Income from operations	$381	$266	$223	43%	19%

        Gross margin in 2007 from products and services increased 2 percentage points compared to last year. The improvement in gross margin was driven by increased revenue, manufacturing overhead efficiencies, and a decrease in general infrastructure costs. Gross margins increased by 2 percentage points in 2006 compared with 2005 due to revenue growth, improved microarray production processes, and increased efficiencies in support delivery.

        Research and development expenses in 2007 increased by 4 percent compared to last year. This increase is due to continued investment in life sciences, increase in headcount from acquisitions, program spending to support our new product releases for this year, and higher general infrastructure costs. Research and development costs increased by 7 percent in 2006 compared to 2005 primarily due to investment to support new product introductions, acquisition activity and Life Science businesses.

        Selling, general, and administrative expenses in 2007 increased 18 percent compared to last year. This is due to higher employee-related costs, incremental headcount from acquisitions, product launch expense to support new product releases, and higher general infrastructure costs. Selling, general and administrative expenses increased by 15 percent in 2006 compared to 2005 primarily due to increased infrastructure costs and integration expenses to support acquisitions.

        Operating margins increased by 3 percentage points in 2007 compared to 2006. This is due to higher revenues and operational efficiencies offsetting the higher investments we made in research and development and selling, general, and administrative to accommodate growth. In 2006, operating margins increased 1 percentage point compared to 2005, as we heavily invested in research and development and small headcount increases in selling, general, and administrative to support growth.

  Income from Operations

        Income from operations increased 43 percent in 2007 compared to 2006 due to higher revenues and operational efficiencies offsetting higher investments in research and development and higher employee-related costs. Income from operations increased 19 percent in 2006 compared to 2005 due to increased revenue and operational efficiencies that offset higher investments and higher general infrastructure costs that were made in research and development and selling, general, and administrative to support our growth.

Discontinued Operations of Our Semiconductor Products Business

        On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. ("Avago"). Under the terms of the Asset Purchase Agreement ("APA"), Agilent received approximately $2.6 billion in cash proceeds. For further information, see Note 4, "Discontinued Operations of our Semiconductor Products Business", to our consolidated financial statements.

        Discontinued operations results for our semiconductor products business, including the gain from sale in the year ended October 31, 2006, are summarized in the table below. In the year ended October 31, 2005, the results include the camera module business, which was sold in February 2005.

	Years Ended October 31,
	2006	2005
	(in millions)
Net revenue	$141	$1,796
Costs, expenses and other income (expense), net	133	1,564

Income from discontinued operations	8	232
Gain on sale of discontinued operations	1,816	—

Income from and gain on sale of discontinued operations before taxes	1,824	232
Provision for income taxes	8	46

Income from and gain on sale of discontinued operations, net	$1,816	$186

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

        On October 31, 2006, Agilent completed the spin-off of Verigy by distributing its remaining 85 percent equity interest in Verigy to Agilent stockholders. The spin-off was effected by way of a pro rata non-cash dividend to Agilent stockholders, which reduced retained earnings by $310 million. In the distribution, Agilent distributed to its stockholders .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of close of market on October 16, 2006. In the aggregate, Agilent distributed 50 million Verigy ordinary shares to Agilent stockholders. Based on the closing price for Verigy ordinary shares on the NASDAQ Global Select Market on October 31, 2006 of $16.80 per share, the aggregate market value of the shares distributed in the distribution was $840 million. The historical results of Verigy have been reflected as discontinued operations in the consolidated financial statements for all periods presented. For further information, see Note 5, "Discontinued Operations of our Semiconductor Test Solutions Business", to our consolidated financial statements.

        The following table summarizes results from discontinued operations for the presented periods ended October 31 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005
	(in millions)
Net revenue	$777	$454
Costs and expenses	703	489

Income (loss) from discontinued operations	74	(35)
Other income (expense), net	—	(2)

Income (loss) from discontinued operations before taxes	74	(37)
Provision for income taxes	20	13

Net income (loss) from discontinued operations	$54	$(50)

Indemnifications

        In connection with the divestitures of our semiconductor products and semiconductor test businesses in 2006, we have provided indemnities to Verigy and Avago against certain damages which they might incur related to the businesses of Agilent not transferred to them and other defined categories of liability. These indemnity obligations are in addition to preexisting indemnities to Hewlett Packard in connection with our activities prior to our spin-off from HP; indemnities to our officers and directors for certain liabilities which they might incur as a result of their service to Agilent; and other indemnifications which are customary in our industry or provided for in local law in the U.S. and other jurisdictions in connection with our commercial operations. These indemnities are described in greater detail in Note 16, "Guarantees", to our consolidated financial statements.

Financial Condition

  Liquidity and Capital Resources

        Our financial position as of October 31, 2007 consisted of cash and cash equivalents of $1,826 million as compared to $2,262 million as of October 31, 2006. On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. To date the company has not borrowed under the facility, but may borrow from time to time as necessary.

  Net Cash Provided by Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $969 million in 2007 compared to $431 million provided in 2006.

        In 2007, accounts receivable generated cash of $22 million as compared to cash generation of $8 million in 2006. Days sales outstanding improved to 46 days in 2007 as compared to 47 days in 2006. Though revenue increased by 9 percent year-over-year, decline in day's sales outstanding reflects continuing improvement in receivables management. Accounts payable used cash of $13 million in 2007 versus cash generation of $56 million in 2006. Cash used for inventory was $21 million in 2007 compared to cash used of $55 million in 2006. Inventory days on-hand decreased to 88 days in 2007 compared to 95 days in 2006. Improvement in both days sales outstanding and inventory days on hand reflect our improved working capital management in 2007 compared to 2006.

        We paid $51 million in connection with the FY05 restructuring plan in 2007, primarily in the form of severance payments, compared to $166 million during 2006. The restructuring payments in 2006 were more than offset by proceeds from the real estate sales related to the consolidation of excess facilities as reported in the investing section below. We have also paid approximately $174 million in 2007 under our variable pay programs, as compared to $155 million paid out during 2006. Our variable pay program rewards employees based on the success of their business group, as well as Agilent's overall performance.

        We paid approximately $86 million in taxes in 2007 as compared to $156 million in the same period in 2006. The higher tax payments in 2006 were mostly associated with the U.S. tax liability created in 2005 for repatriation of earnings from our foreign subsidiaries of $970 million under the American Jobs Creation Act of 2004, and with the 2005 federal alternate minimum tax.

        We contributed $8 million and $41 million to our U.S. defined benefit plans in 2007 and 2006, respectively. We contributed $37 million and $76 million to our non-U.S. defined benefit plans in 2007 and 2006, respectively. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2007 were $45 million or 62 percent less than 2006 due largely to an approximate $31 million contribution to Verigy pension plans in 2006. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. The reduced funding amounts in the U.S. were due to an improved funded status. We expect to contribute approximately $42 million to our U.S. and non-U.S. defined benefit plans during 2008.

  Net Cash Provided by (Used in) Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations in 2007 was $456 million compared to $1,838 million generated in 2006. Cash generation in 2006 was high due to the divestiture of our semiconductor products business for $2.5 billion, net of transaction costs and taxes. We also completed the sale of our ownership in Lumileds to Philips for $949 million. In 2006, restricted cash and cash equivalents, net increased by approximately $1.6 billion. We are required to hold restricted cash and cash equivalents due to the World Trade financing described under "net cash used in financing activities" below.

        Investments in property, plant and equipment were $154 million in 2007, as compared to investment of $185 million in 2006. The lower capital expenditure from last year was due to the site consolidation and relocation following the semiconductor products business divestiture and spin-off of our semiconductor test solutions business in 2006. Proceeds from sale of property, plant and equipment were $12 million in 2007 as compared to $207 million in 2006. In 2006, we sold our Palo Alto and San Jose sites for a total consideration of approximately $186 million. In 2007, we invested $344 million in several acquisitions and intangible assets, net of cash acquired, including Stratagene, compared to $50 million in 2006. In 2007, proceeds from sale of assets and divestiture, net were $14 million.

  Net Cash Used in Financing Activities of Continuing Operations

        Net cash used in financing activities in 2007 was $980 million compared to $2,548 million used in 2006.

        In the fourth quarter of 2006, our Board of Directors authorized a stock repurchase program of up to $2 billion of our common stock. In 2007, we completed this stock repurchase program and repurchased approximately 54 million shares for $1.94 billion. In 2006, we had repurchased 1.7 million shares for $56 million under this program. As of October 31, 2007, we have acquired approximately

181 million shares for approximately $6.5 billion, cumulatively, since the inception of repurchase programs in 2005. Proceeds from issuance of common stock under employee stock plans were $375 million in 2007 compared to $547 million in 2006. On November 15, 2007 our Board of Directors approved a share-repurchase program of up to $2 billion of Agilent's common stock over the next two years.

        In October 2007, Agilent Technologies, Inc. entered into an underwriting agreement with Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. Pursuant to the underwriting agreement, Agilent issued an aggregate principal amount of $600 million in senior notes in an underwritten public offering. The senior notes were issued at a price to the public of 99.60% of their principal amount. We received cash of $598 million in October, 2007. The Notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2008. Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. Under the interest rate swaps we will receive fixed-rate interest payments and will make payments based on the six month US dollar LIBOR. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate.

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

  Off Balance Sheet Arrangements and Other

        We have contractual commitments for non-cancelable operating leases. See Note 17 "Commitments and Contingencies", to our consolidated financial statements for further information on our non-cancelable operating leases.

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

        On December 11, 2006, Moody's Investors Service ("Moody's") upgraded their corporate family rating and probability of default rating of Agilent from "Ba2" to "Ba1" and revised their rating outlook to positive, leaving unchanged the speculative grade liquidity rating of "SGL-1". On January 12, 2007, Standard & Poor's Rating Services ("S&P") raised its corporate credit and senior unsecured debt ratings of Agilent to "BBB-" from "BB+", with a "stable" ratings outlook. On March 22, 2007, Moody's lowered its outlook to "Stable" from "Positive" due to the company's announcement to accelerate its shares repurchase program. On March 29, 2007, Fitch Ratings initiated coverage of Agilent by assigning an issuer default rating of "BBB-" with "Stable" outlook.

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

        The following table summarizes our total contractual obligations at October 31, 2007 for continuing operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$78	$94	$42	$36
Commitments to contract manufacturers and suppliers	426	—	—	—
Other purchase commitments	25	20	5	2
Retirement plans	42	—	—	—

Total	$571	$114	$47	$38

        Operating leases.    Commitments under operating leases relate primarily to leasehold property.

        Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 42 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill all purchase commitments for inventory within one year.

        In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2007, the liability for our firm, non-cancelable, and unconditional purchase commitments was $6 million, compared with $9 million as of October 31, 2006. These amounts are included in other accrued liabilities in our consolidated balance sheet.

        Other purchase commitments.    These relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

        We had no material off-balance sheet arrangements as of October 31, 2007 or October 31, 2006.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes.

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent of our revenues in 2007, 63 percent of our revenues in 2006 and 64 percent of our revenues in 2005 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2007 and October 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2007 and October 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)" as of October 31, 2007 and changed the manner in which it accounts for defined benefit pension and other postretirement plans as of October 31, 2007.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" as of November 1, 2005 and changed the manner in which it accounts for share-based compensation in fiscal 2006.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 21, 2007

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2007	2006	2005
	(in millions, except per share data)
Net revenue:
Products	$4,505	$4,125	$3,854
Services and other	915	848	831

Total net revenue	5,420	4,973	4,685
Costs and expenses:
Cost of products	1,928	1,799	1,817
Cost of services and other	523	516	504

Total costs	2,451	2,315	2,321
Research and development	685	655	650
Selling, general and administrative	1,700	1,660	1,498
Gain on sale of Palo Alto and San Jose sites	—	(121)	—

Total costs and expenses	4,836	4,509	4,469
Income from operations	584	464	216
Interest income	172	178	72
Interest expense	(91)	(69)	(27)
Other income (expense), net	5	54	30

Income from continuing operations before taxes and equity income	670	627	291
Provision for income taxes	32	91	142
Equity in net income of unconsolidated affiliate (including gain) — Lumileds	—	901	42

Income from continuing operations	638	1,437	191
Income from and gain on sale of discontinued operations of our semiconductor products business (net of tax expense of $8 million in 2006 and $46 million in 2005)	—	1,816	186
Income (loss) from discontinued operations of our semiconductor test solutions business (net of tax expense of $20 million in 2006 and $13 million in 2005)	—	54	(50)

Net income	$638	$3,307	$327

Net income (loss) per share — Basic:
Income from continuing operations	$1.62	$3.33	$0.38
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	4.21	0.38
Income (loss) from discontinued operations of our semiconductor test solutions business, net	—	0.13	(0.10)

Net income per share — Basic	$1.62	$7.67	$0.66

Net income (loss) per share — Diluted:
Income from continuing operations	$1.57	$3.26	$0.38
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	4.12	0.37
Income (loss) from discontinued operations of our semiconductor test solutions business, net	—	0.12	(0.10)

Net income per share — Diluted	$1.57	$7.50	$0.65

Weighted average shares used in computing net income (loss) per share:
Basic	394	431	494
Diluted	406	441	500

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2007	2006
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,826	$2,262
Accounts receivable, net	735	692
Inventory	643	627
Other current assets	467	377

Total current assets	3,671	3,958
Property, plant and equipment, net	801	775
Goodwill and other intangible assets, net	736	468
Restricted cash and cash equivalents	1,615	1,606
Other assets	731	562

Total assets	$7,554	$7,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$323	$378
Employee compensation and benefits	432	414
Deferred revenue	249	225
Income and other taxes payable	522	390
Other accrued liabilities	137	131

Total current liabilities	1,663	1,538
Long-term debt	1,500	1,500
Senior notes	587	—
Retirement and post-retirement benefits	141	288
Other long-term liabilities	429	395

Total liabilities	4,320	3,721
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 551 million shares at October 31, 2007 and 535 million shares at October 31, 2006 issued	6	5
Treasury stock at cost; 181 million shares at October 31, 2007 and 127 million shares at October 31, 2006	(6,469)	(4,525)
Additional paid-in-capital	7,117	6,605
Retained earnings	2,172	1,534
Accumulated other comprehensive income	408	29

Total stockholders' equity	3,234	3,648

Total liabilities and stockholders' equity	$7,554	$7,369

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$638	$3,307	$327
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	—	1,816	186
Less: income (loss) from discontinued operations of our semiconductor test solutions business, net	—	54	(50)

Income from continuing operations	638	1,437	191
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	191	170	180
Share-based compensation	139	94	8
Deferred taxes	(134)	(19)	(12)
Excess and obsolete inventory-related charges	21	38	59
Non-cash restructuring and asset impairment charges	8	40	26
Net gain on sale of investments	(2)	(11)	(8)
Gain on sale and undistributed equity in net income of Lumileds	—	(901)	(42)
Net gain on sale of assets and divestitures	(13)	(114)	(18)
Net pension curtailment and settlement gains	(1)	(23)	—
Other	2	5	8
Changes in assets and liabilities:
Accounts receivable, net	22	8	47
Inventory	(21)	(55)	12
Accounts payable	(13)	56	19
Employee compensation and benefits	13	(101)	17
Income taxes and other taxes payable	132	(72)	122
Other current assets and liabilities	29	(70)	(24)
Other long-term assets and liabilities	(42)	(51)	71

Net cash provided by operating activities of continuing operations	969	431	656
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	—	7	256
Net cash provided by (used in) operating activities of discontinued operations related to our semiconductor test solution business	—	196	(13)

Net cash provided by operating activities	969	634	899
Cash flows from investing activities:
Investments in property, plant and equipment	(154)	(185)	(128)
Proceeds from the sale of property, plant and equipment	12	207	54
Investments in equity securities	—	(5)	(10)
Proceeds from the sale of Lumileds and other investments	13	974	22
Proceeds from sales of assets and divestitures, net	14	—	8
Net proceeds from sale of discontinued operations	—	2,510	—
Change in restricted cash, cash equivalents and investments, net	3	(1,584)	(22)
Payment of loan receivable	—	50	6
Proceeds (purchases) of short-term investments, net	—	25	(25)
Purchase of minority interest, primarily Yokogawa Analytical Systems	—	(104)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(344)	(50)	(64)

Net cash provided by (used in) investing activities of continuing operations	(456)	1,838	(159)
Net cash used in investing activities of discontinued operations related to our semiconductor products business	—	(6)	(27)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	—	(36)	(14)

Net cash provided by (used in) investing activities	(456)	1,796	(200)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	375	547	198
Treasury stock repurchases	(1,944)	(4,235)	(290)
Distribution on spin-off of subsidiary (our semiconductor test solutions business)	—	(300)	—
Redemption of convertible debentures, net	—	—	(684)
Capital contributions to subsidiary (our semiconductor test solutions business)	—	(19)	—
Proceeds from term facility	—	700	—
Repayment of term facility	—	(700)	—
Proceeds from long-term debt and senior notes	598	1,500	—
Debt issuance costs	(5)	(25)	—
Payment of debt	(4)	—	(4)
Cash distribution to minority interest in consolidated joint venture	—	(16)	—

Net cash used in financing activities of continuing operations	(980)	(2,548)	(780)
Net cash provided by financing activities of discontinued operations related to our semiconductor test solutions business	—	140	—

Net cash used in financing activities	(980)	(2,408)	(780)
Effect of exchange rate movements	31	14	(8)
Net increase (decrease) in cash and cash equivalents	(436)	36	(89)
Cash and cash equivalents at beginning of year	2,262	2,226	2,315

Cash and cash equivalents at end of year	$1,826	$2,262	$2,226

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost			Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2004	486,841	$5	$5,195	—	—	$(1,790)	$159	$3,569
Components of comprehensive income:
Net income	—	—	—	—	—	327	—	327
Change in unrealized gain on investment	—	—	—	—	—	—	16	16
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	19	19
Change in foreign currency translation	—	—	—	—	—	—	(83)	(83)
Change in minimum pension liability	—	—	—	—	—	—	(169)	(169)
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	9	9

Total comprehensive income								119

Share-based awards issued	11,165	—	198	—	—	—	—	198
Repurchase of common stock	—	—	—	(8,877)	(290)	—	—	(290)
Other share-based compensation arrangements	—	—	18	—	—	—	—	18
Shares issued for convertible debt	14,471	—	467	—	—	—	—	467

Balance as of October 31, 2005	512,477	5	5,878	(8,877)	(290)	(1,463)	(49)	4,081
Components of comprehensive income:
Net income	—	—	—	—	—	3,307	—	3,307
Change in unrealized gain on investments	—	—	—	—	—	—	(1)	(1)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	46	46
Change in minimum pension liability	—	—	—	—	—	—	58	58
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	(21)	(21)

Total comprehensive income								3,385

Share-based awards issued	22,632	—	547	—	—	—	—	547
Repurchase of common stock	—	—	—	(117,855)	(4,235)	—	—	(4,235)
Share-based compensation	—	—	106	—	—	—	—	106
Gain on sale of subsidiary stock, Verigy	—	—	74	—	—	—	—	74
Spin-off of our semiconductor test solutions business	—	—	—	—	—	(310)	—	(310)

Balance as of October 31, 2006	535,109	5	6,605	(126,732)	(4,525)	1,534	29	3,648
Components of comprehensive income:
Net income	—	—	—	—	—	638	—	638
Change in unrealized gain on investments	—	—	—	—	—	—	23	23
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	150	150
Change in minimum Pension liability	—	—	—	—	—	—	112	112
Amortization of non U.S. Pension plan costs	—	—	—	—	—	—	2	2
Deferred taxes, primarily related to currency translation and unrealized gain on investments	—	—	—	—	—	—	(31)	(31)

Total comprehensive income								890

Adjustment to initially apply SFAS No. 158, including tax impact	—	—	—	—	—	—	127	127
Share-based awards issued	16,013	1	373	—	—	—	—	374
Repurchase of common stock	—	—	—	(54,009)	(1,944)	—	—	(1,944)
Share-based compensation	—	—	139	—	—	—	—	139

Balance as of October 31, 2007	551,122	$6	$7,117	(180,741)	$(6,469)	$2,172	$408	$3,234

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

        In the first quarter of 2006, we completed the divestiture of our semiconductor products business. The results of our semiconductor products business are presented as a discontinued operation for all periods in the consolidated financial statements included herein. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., ("Verigy"). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor test solutions business are presented as a discontinued operation for all periods in the consolidated financial statements included herein.

        Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with U.S. GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders' equity for all periods presented.

        Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method.

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

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

        Where software is embedded in our test equipment products, the software component is generally considered to be incidental. Where software is licensed separately, revenue is recognized when the software is delivered and title and risk of loss have been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist on which a portion of the total fee would be allocated based on vendor-specific objective evidence.

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

        Multiple element arrangements.    We use relative fair value or vendor-specific objective evidence of fair value for software to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. In the absence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

        Deferred revenue.    Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue.

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

        Share-based compensation.    For the years ended 2007 and 2006, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting in accordance with SFAS, No.123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which was effective November 1, 2005 for Agilent. Under the fair value method, we recorded compensation expense in our consolidated statement of operations for share-based awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes. Additionally, we recorded compensation expense using the fair value method for all share-based awards granted after November 1, 2005. We recorded SFAS No. 123 (R) compensation expense of $139 and $94 million for the years ended 2007 and 2006, respectively. In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP program. In September 2007 our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 plan only. The modification changed the award payout calculation to be based exclusively on the market performance.

        Through year end 2005, we accounted for share-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, we recorded compensation expense related to stock options in our consolidated statement of operations when the exercise price of our employee share-based award was less than the market price of the underlying stock on the date of the grant. Compensation expense was also recorded for the LTPP using the variable accounting method. We recorded APB No. 25 compensation expense in continuing operations of $8 million in 2005. The APB No. 25 compensation expense in 2005 primarily related to our LTPP. We currently issue new shares for award exercises.

        Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory.

        Taxes on income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

        Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue, and the associated expense is recorded in cost of products for all periods presented.

        Goodwill and purchased intangible assets.    Our accounting complies with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Goodwill is not amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to fifteen years.

        Advertising.    Advertising costs are expensed as incurred and amounted to $48 million in 2007, $44 million in 2006 and $33 million in 2005 for Agilent continuing operations.

        Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. For the fiscal years 2007 and 2006 the number of shares assumed to be purchased also considered the amount of unrecognized compensation cost for future service as required under SFAS No. 123 (R). Diluted net income per share for fiscal years 2007, 2006 and 2005 excluded the potentially dilutive effect of 5 million, 8 million and 49 million options to purchase common stock, respectively, as their effect was antidilutive. Our then outstanding $1.15 billion senior convertible debenture was redeemed as of September 9, 2005 and therefore no longer outstanding nor part of the computation in 2006.

        Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        Approximately 30 percent of our cash and cash equivalents is held in the U.S., and 38 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 10 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from cash investments.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. Held-to-maturity securities are carried at amortized cost.

        Restricted cash and cash equivalents was $1.6 billion in 2007 and 2006 and $22 million in 2005.

        Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents and short-term investments, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of equity investments is determined using quoted market prices for those securities when available.

        Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We have a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent or more of combined accounts receivable as of October 31, 2007.

        Derivative instruments.    Agilent is exposed to global market exchange rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options, to manage financial exposures resulting from changes in foreign currency exchange rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary, which has the exposure. For option contracts, we exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within twelve months. In order to manage foreign currency exposures in a few limited jurisdictions, such as China, we may enter into foreign exchange contracts that do not qualify for hedge accounting under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

        All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow or net investment hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Amounts associated with net investment hedges are recognized only when the subsidiary is sold or liquidated. Derivatives not designated as hedging instruments under SFAS No. 133 are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2007, 2006 and 2005 was not significant.

        We may also, from time to time, acquire warrants or other equity types of securities to purchase securities of other companies as part of strategic relationships.

        Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment over three to ten years. We currently use the straight-line method to depreciate assets.

        Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one to twenty years. Certain leases contain renewal options for periods up to twenty years. These operating leases are accounted for in accordance with SFAS No. 13, "Accounting for Leases."

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

        Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $147 million as of October 31, 2007 and $133 million as of October 31, 2006.

        Foreign currency translation.    We follow SFAS No. 52, "Foreign Currency Translation", for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity. The cumulative translation adjustment balance at October 31, 2007 and 2006 was $357 million and $207 million, respectively.

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss). Foreign currency transactions, including hedging gains and losses, are reported in other income, net and were $17 million net gain, $2 million net loss and $7 million net gain for fiscal years 2007, 2006 and 2005, respectively.

2.     New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN No. 48"). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN No. 48 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively with some exceptions that will be accounted for as a cumulative-effect adjustment. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

        On October 31, 2007, the company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"). This standard requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. As required by SFAS No. 158, the company will move the measurement date for our non-U.S. plans from September 30 to October 31 effective October 31, 2009. Adoption of this statement resulted in a $27 million decrease of assets, net of taxes; a $154 million decrease of liabilities, net of taxes; and a $127 million increase in equity, net of taxes.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

3.     Share-Based Compensation

        Effective November 1, 2005, Agilent adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our ESPP and performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values. Agilent previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

Description of Share-Based Plans

        Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. Under the provisions of the ESPP, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the ESPP. The ESPP has a maximum contractual term of two years. As of October 31, 2007, the number of shares of common stock authorized and available for issuance under our ESPP was 24,827,099. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

        Incentive compensation plans.    On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the "Stock Plan") and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In addition, on May 31, 2000, 19,000,000 shares of our common stock were registered pursuant to converted stock options previously granted by HP. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. At October 31, 2007, shares available for option and restricted stock grants were 34,497,002.

        Stock options, restricted stock units and stock appreciation rights may be granted under the Stock Plan. Options granted under the Stock Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

        On March 4, 2003, our stockholders approved an amendment to the Stock Plan. The amendment permitted the company to offer a one-time exchange of options issued under the Stock Plan having an exercise price greater than $25 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options (the "Option Exchange Program"). On May 20, 2003, we implemented the Option Exchange Program by filing a Tender Offer Statement with the SEC, which allowed eligible employees a one-time opportunity to exchange options to purchase shares of the company's common stock, whether vested or unvested, which were granted under our Stock Plan, with exercise prices greater than $25 per share. The Option Exchange Program was offered from May 20, 2003 to June 18, 2003 and options to purchase approximately 26 million shares were exchanged, with an average exercise price of $51. As a result, the company issued options to purchase approximately 13.8 million shares at a weighted-average exercise price of $28 per share during the first quarter of 2004. Under the provisions of APB No. 25 no compensation expense was recognized in our consolidated statement of operations for issuance of the replacement options for fiscal year ended 2005. As a result of the SFAS No. 123 (R) adoption, in fiscal year ended 2006, we recognized a remaining amount of approximately $3 million in our consolidated statement of operations for the issuance of these replacement options.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. The maximum contractual term for awards under the LTPP program is three years. The following table summarizes the shares approved by the Compensation Committee to be issued under the LTPP:

Period	Approved Target Award Shares	Fiscal Year Shares May Be Awarded
FY2005 LTPP	498,814	2008
FY2006 LTPP	466,669	2009
FY2007 LTPP	447,684	2010
FY2008 LTPP	364,396	2011

        In all cases, the final award may vary from zero to 200 percent of the target award as it is based on certain performance metrics. We consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.

        On March 1, 2007 we issued restricted stock units under the Stock Plan. The estimated fair value of the restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant. Restricted stock units generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (R)

        Prior to the adoption of SFAS No. 123 (R), Agilent provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosures." No employee share-based compensation expense was reflected in our results from continuing operations in 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Compensation expense for the non-vested performance shares granted under the LTPP was recognized based on the grant date fair value for the respective grants. Forfeitures of awards were recognized as they occurred.

        The pro forma information for share-based compensation in 2005 was as follows:

Year Ended October 31, 2005
(in millions, except per share data)
Net income — as reported	$327
APB No. 25 compensation recognized in net income, as reported	16
SFAS No. 123 based compensation	(228)
Tax benefit	12

Net income — pro forma	$127

Net income per share:
As reported:
Basic	$0.66
Diluted	$0.65
Pro forma:
Basic	$0.26
Diluted	$0.25

        We recorded APB No. 25 compensation expense in continuing operations of $8 million in 2005. The APB No. 25 compensation expense in 2005 primarily related to our LTPP. In August 2005 our Board of Directors approved a modification to the terms of the options held by employees of our semiconductor products business to effect the acceleration of vesting for all unvested options held by employees of that business, effective as of the date of the sale of the semiconductor products business to Avago. In connection with this modification, we recorded $8 million of compensation expense in discontinued operations. The pro forma results in 2005 include approximately $32 million of pro forma compensation expense relating to our Option Exchange Program. The weighted average grant date fair value of options, as determined under SFAS No. 123, granted in 2005 was $7.80 per share.

        Due to the valuation allowance provided on our net deferred tax assets as described in Note 7, "Provision (Benefit) for Income Taxes from Continuing Operations", we did not record any tax benefits attributable to pro forma share-based compensation expenses for employees in the U.S. and certain other foreign jurisdictions in 2005. The 2005 tax impact presented above was computed for both the APB No. 25 and SFAS No. 123 share-based compensation expense.

Impact of SFAS No. 123 (R)

        Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, in 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. The effect of forfeitures on the unamortized compensation expense of pre-adoption awards was not material. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25". For share-based awards granted after November 1,

2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2007 and 2006 has been reduced for estimated forfeitures. Amounts previously reported prior to the adoption of SFAS No. 123 (R) have not been restated.

        The impact on our results for share-based compensation in 2007 and 2006 was as follows:

	Years Ended October 31,
	2007	2006
	(in millions, except per share data)
Cost of products and services	$31	$27
Research and development	22	17
Selling, general and administrative	86	50

Share-based compensation expense in continuing operations	$139	$94
Share-based compensation expense in discontinued operations of our semiconductor products business	—	3
Share-based compensation expense in discontinued operations of our semiconductor test solutions business	—	9

Share-based compensation expense — Agilent awards	139	106
Share-based compensation expense in discontinued operations of our semiconductor test solutions business — Verigy awards	—	2

Total share-based compensation expense	$139	$108

Impact on continuing operations per share:
Basic	$0.35	$0.22
Diluted	$0.34	$0.21
Impact on discontinued operations of our semiconductor products business per share:
Basic	—	$0.01
Diluted	—	$0.01
Impact on discontinued operations of our semiconductor test solutions business — Agilent and Verigy awards per share:
Basic	—	$0.02
Diluted	—	$0.02
Impact on net income per share:
Basic	$0.35	$0.25
Diluted	$0.34	$0.24

        At October 31, 2007 there was no share-based compensation capitalized within inventory as the amount would have been immaterial. Total income tax benefit recognized in 2007 and 2006 in the statement of operations for share-based compensation was immaterial. In 2007 and 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. The weighted average grant date fair value of options, as determined under SFAS No. 123 (R), granted in 2007 and 2006 was $10.98 and $10.46 per share, respectively.

        Included in the 2007 share-based compensation expense amount of $139 million is $6 million of expense related to the FY2004 LTPP program. During 2007, we received the final performance results of our FY2004 LTPP program which ended on October 31, 2006. The results indicated that we exceeded our specified performance targets. Consequently, we recorded incremental expense to reflect this program's performance results. In addition, in 2007, we recorded $4 million of expense for the acceleration of unvested awards related to the separation of a senior executive.

        In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP program. In September 2007, our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 program only. The modification changed the award payout calculation to be based exclusively on the market metric. The number of shares to be awarded under the FY2005 LTPP program will be 200 percent of the target award.

        Included in income from and gain on sale of discontinued operations of our semiconductor products business and recorded under the provisions of SFAS No. 123 (R) for the fiscal year ended 2006 was approximately $3 million of share-based compensation expense in connection with the 2005 modification to the terms of the options held by employees of our divested semiconductor products business.

        Included in income from discontinued operations of our semiconductor test solutions business and recorded under the provisions of SFAS No. 123 (R) for fiscal year ended 2006 was $9 million of share-based compensation expense for Agilent options held by Verigy employees and $2 million of new Verigy awards that were issued prior to the final distribution of Verigy shares by Agilent. As a result of the final distribution of Verigy shares by Agilent which took place on October 31, 2006, non-vested Agilent stock options held by Verigy employees were cancelled. Vested Agilent stock options held by Verigy employees received a period of up to three months in which to exercise the Agilent options before such options were cancelled. Retirement eligible Verigy employees received a period of up to three years in which to exercise the Agilent options before such options will be cancelled. To the extent that the Agilent options were not vested as of the distribution date, Verigy issued replacement Verigy awards.

Valuation Assumptions

        For all periods presented, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. In 2007 and 2006, shares granted under the LTPP were valued using a Monte Carlo simulation. In 2005, shares granted under the LTPP were valued using the variable accounting method under APB No. 25. In 2007 the estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant.

        The assumptions used to estimate the fair value of employee stock options granted, ESPP purchases and the LTPP in 2007, 2006 and 2005 were as follows:

	Years Ended October 31,
	2007	2006	2005
Stock Option Plans:
Weighted average risk-free interest rate	4.61%	4.40%	3.60%
Dividend yield	0%	0%	0%
Weighted average volatility	29%	29%	39%
Expected life	4.60 yrs	4.25 yrs	4 yrs
ESPP:
Weighted average risk-free interest rate	4.80%	4.50%	2.40%
Dividend yield	0%	0%	0%
Weighted average volatility	31%	29%	37%
Expected life	0.5-2 yrs	0.5-1 yrs	0.5-2 yrs
LTPP:
Volatility of Agilent shares	31%	28%	N/A
Volatility of selected peer-company shares	15%-57%	23%-82%	N/A
Price-wise correlation with selected peers	29%	50%	N/A

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility of Agilent's publicly traded, similarly priced, stock options. Prior to the adoption of SFAS No. 123 (R), we used a combination of historical and implied volatility in deriving our expected volatility assumption. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

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

Share-Based Payment Award Activity

        The following table summarizes employee stock option award activity made to our employees and directors for 2007:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2006	55,508	$29
Impact of Verigy Distribution	2,705	$29
Granted	1,433	$33
Exercised	(12,939)	$25
Cancelled	(1,135)	$35
Plan Shares Expired	(356)	$38

Outstanding at October 31, 2007	45,216	$29

        The plan shares expired per the above table represent cancelled options granted under the HP stock option plan that are not added back to our available for grant options.

        Forfeited and expired options in 2007 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	544	$28
Expired	947	$40

Total Options Cancelled at October 31, 2007	1,491	$36

        The following table summarizes nonvested award activity in 2007 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Nonvested at October 31, 2006	1,252	$29
Impact of Verigy Distribution	57	$29
Granted	2,538	$32
Vested	(628)	$27
Forfeited	(88)	$31
FY2004 LTPP Incremental Issuance	300	$27

Nonvested at October 31, 2007	3,431	$31

        As of October 31, 2007, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $55 million which is expected to be amortized over a weighted-average period of 2.2 years. The total fair value of restricted stock awards vested was $41 million for 2007 and immaterial for 2006 and 2005.

        The options outstanding and exercisable for equity share-based payment awards at October 31, 2007 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 25	15,949	5.6	$20	$261,749	12,902	5.2	$20	$213,308
$25.01 - 30	9,520	5.0	$27	$89,711	9,256	4.9	$27	$87,521
$30.01 - 40	15,737	6.8	$33	$67,079	7,964	5.6	$33	$31,740
$40.01 and over	4,010	2.0	$50	—	4,010	2.0	$50	—

	45,216	5.6	$29	$418,539	34,132	4.9	$29	$332,569

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $36.85 at October 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2007 was approximately 29 million.

        The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2007, 2006 and 2005:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in millions)
Options exercised during October 31, 2005	$42,656	$21
Black-Scholes value of options granted during 2005			$8
Options exercised during October 31, 2006	$195,938	$25
Black-Scholes value of options granted during 2006			$10
Options exercised during October 31, 2007	$152,171	$25
Black-Scholes value of options granted during 2007			$11

        The amount of cash received from the exercise of share-based awards granted was $375 million in 2007, $547 million in 2006 and $198 million in 2005. See Note 7, "Provision (Benefit) for Income Taxes from Continuing Operations" for the tax impact on share-based award exercises.

4.     Discontinued Operations of Our Semiconductor Products Business

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

        The following table summarizes results from discontinued operations of our semiconductor products business for the periods ended October 31, 2006 and 2005 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005
	(in millions)
Net revenue	$141	$1,796
Costs, expenses and other income (expense), net	133	1,564

Income from discontinued operations	8	232
Gain on sale of discontinued operations	1,816	—

Income from and gain on sale of discontinued operations before taxes	1,824	232
Provision for income taxes	8	46

Income from and gain on sale of discontinued operations, net	$1,816	$186

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against damages that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that

Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. Agilent's indemnification for representations and warranties made to Avago are generally limited to 10 percent of the purchase price and survived until March 31, 2007.

5.     Discontinued Operations of Our Semiconductor Test Solutions Business

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

        The following table summarizes results from discontinued operations of our semiconductor test solutions business for the presented periods ended October 31 included in the consolidated statement of operations:

	Years Ended October 31,
	2006	2005
	(in millions)
Net revenue	$777	$454
Costs and expenses	703	489

Income (loss) from discontinued operations	74	(35)
Other income (expense), net	—	(2)

Income (loss) from discontinued operations before taxes	74	(37)
Provision for income taxes	20	13

Net income (loss) from discontinued operations	$54	$(50)

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

6.     Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds

        Lumileds Lighting International, B.V. ("Lumileds"), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. ("Philips") under a Second Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement"), dated as of November 29, 2004, between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Philips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including the gain on sale of our interest in Lumileds was $901 million in 2006 and $42 million in 2005.

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

        The following table shows the components of the gain from sale of Lumileds, net of income tax:

Year Ended October 31, 2006
(in millions)
Proceeds	$949
Net book value of investments	(48)

Gain on sale before taxes	901
Income taxes	—

Gain from sale of Lumileds, net of taxes	$901

        The tax impact of the sale of our Lumileds joint venture primarily reflected the utilization of the valuation allowances within the U.S.

7.     Provision (Benefit) For Income Taxes From Continuing Operations

        The provision (benefit) for income taxes from continuing operations is comprised of:

	Years Ended October 31,
	2007	2006	2005
	(in millions)
U.S. federal taxes from continuing operations:
Current	$71	$1	$40
Deferred	(127)	—	—
Non-U.S. taxes from continuing operations:
Current	91	95	109
Deferred	(5)	(9)	(10)
State taxes from continuing operations, net of federal benefit:
Current	3	4	3
Deferred	(1)	—	—

Total provision from continuing operations	$32	$91	$142

        The income tax provisions do not reflect tax savings resulting from excess deductions associated with our various share-based award plans.

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$74	$—	$78	$2
Property, plant and equipment	12	94	—	150
Warranty reserves	11	1	13	1
Retiree medical benefits	47	—	44	—
Other retirement benefits	32	186	34	99
Employee benefits, other than retirement	216	—	205	—
Net operating loss and credit carryforwards	301	—	470	—
Unremitted earnings of foreign subsidiaries	—	303	—	305
Share-based compensation	44	—	17	—
Deferred revenue	273	—	—	—
Other	108	100	136	73

Subtotal	1,118	684	997	630
Tax valuation allowance	(332)	—	(382)	—

Total deferred tax assets or deferred tax liabilities	$786	$684	$615	$630

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2007 and 2006:

	Years Ended October 31,
	2007	2006
	(in millions)
Current deferred tax assets	$267	$152
Long-term deferred tax assets	46	19
Current deferred tax liabilities	(4)	(4)
Long-term deferred tax liabilities	(207)	(182)

Total	$102	$(15)

        The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets will be realized. We did not conclude that any of our U.S. state deferred tax assets would be similarly realized. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence under SFAS No. 109 to require full valuation allowances. We intend to maintain full valuation allowances for these U.S. state and foreign jurisdictions until sufficient positive evidence exists to support the reversal.

        At October 31, 2007, we had federal net operating loss carryforwards of approximately $36 million and tax credit carryforwards of approximately $117 million. The federal net operating losses expire in years beginning 2010 through 2026, if not utilized. The federal tax credits expire beginning in 2015 through 2017, if not utilized. At October 31, 2007, we had state net operating loss carryforwards of approximately $713 million. The state net operating losses expire in years beginning 2009 through 2022, if not utilized. In addition, the company has state tax credit carryforwards of $19 million. State tax credits of $11 million expire beginning in 2008 through 2021, if not utilized. A portion of the federal and state net operating losses and certain tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses and/or credits. At October 31, 2007, we also had foreign net operating loss carryforwards of approximately $496 million. Of this foreign loss, $192 million will expire in years beginning 2009 through 2015, if not utilized. The remaining $304 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

        SFAS No. 123 (R) prohibits recognition of a deferred tax asset for excess tax benefits related to share-based award plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $128 million as of October 31, 2007 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.

        The differences between the U.S. federal statutory income tax rate and our effective tax rate from continuing operations are:

	Years Ended October 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	0.2	0.6
Non-U.S. income taxed at different rates	(16.3)	2.5	26.9
Research credits	(1.1)	(0.1)	(2.9)
Extraterritorial income exclusion	(0.1)	(0.3)	(3.2)
AJCA dividend repatriation	—	—	7.2
Hewlett-Packard settlement or spin related	(10.8)	(1.8)	—
Other, net	1.7	0.5	0.4
Valuation allowances	(4.1)	(30.0)	(21.4)

Effective tax rate	4.8%	6.0%	42.6%

        The domestic and foreign components of income (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,
	2007	2006	2005
	(in millions)
U.S. continuing operations	$(460)	$867	$208
Non-U.S. continuing operations	1,130	661	125

Total income (loss) from continuing operations	$670	$1,528	$333

        The income tax provision for 2007 includes a benefit of $31 million related to valuation allowance adjustments based on changes in other comprehensive income items, portions of which are attributable to increases in currency translation adjustments and to increases in the value of certain stock investments. In addition, the tax rate includes benefits totaling $73 million related to the resolution of primarily non-U.S. tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard.

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

        Agilent has recorded $303 million of deferred income taxes on the undistributed earnings of certain of its foreign subsidiaries. This represents a portion of the deferred taxes associated with the cumulative earnings of $2,374 million. The determination of the amount of the unrecognized deferred tax liability is not practicable. Our policy is to continue to invest the undistributed earnings of these certain foreign subsidiaries indefinitely outside of the United States, with the exception of the amounts repatriated in the year ended October 31, 2005 under the AJCA. If management decides to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. During the years 2003 through 2007, Agilent enjoyed tax holidays that applied to manufacturing income generated in Malaysia and Singapore. The tax holiday in Malaysia expires in 2010. In Singapore, one holiday expires in 2008 and the other has expired. In 2004, Agilent secured a reduced tax rate in Switzerland for income generated from activity that Agilent began in Switzerland during that year. The tax holiday expires in 2013. Also in 2004, Agilent secured an additional Singapore tax holiday for earnings from investments and related activity that began in 2004. The tax holiday applies to applicable earnings of Agilent until the end of 2013, with the opportunity for a reduced rate thereafter.

        As a result of the incentives, the impact of the tax holidays decreased income taxes by $190 million, $76 million and $54 million in 2007, 2006 and 2005, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.47, $0.17 and $0.11 in 2007, 2006 and 2005, respectively.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

8.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Years Ended October 31,
	2007	2006	2005
	(in millions)
Numerator:
Income from continuing operations	$638	$1,437	$191
Income from and gain on sale of discontinued operations of our semiconductor products business	—	1,816	186
Income (loss) from discontinued operations of our semiconductor test solutions business	—	54	(50)

Net income	$638	$3,307	$327

Denominators:
Basic weighted average shares	394	431	494
Potentially dilutive common stock equivalents — stock options and other employee stock plans	12	10	6

Diluted weighted average shares	406	441	500

        The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share- based compensation required by SFAS No. 123 (R). The total number of awards exercised in 2007, 2006 and 2005 was 13 million, 19 million and 5 million, respectively.

        In connection with the October 31, 2006 Verigy distribution, on November 1, 2006 Agilent distributed .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of October 16, 2006 to Agilent's stockholders. In addition, under the anti-dilution provision of the 1999 Stock Plan, on November 1, 2006 Agilent adjusted the exercise price downward and number of option shares upward for each outstanding employee stock option to preserve the value of the options after the Verigy spin-off. For further details on the distribution see Note 3, "Share-Based Compensation."

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Years Ended October 31,
	2007	2006	2005
Options to purchase shares of common stock (in millions)	5	8	49
Weighted-average exercise price	$47	$45	$33
Average common stock price	$35	$34	$25

9.     Supplemental Cash Flow Information

        Cash paid for income taxes was $86 million in 2007, $156 million in 2006 and $75 million in 2005. Cash paid for interest was $85 million in 2007, $55 million in 2006 and $44 million in 2005.

        In 2007, we capitalized approximately $5 million as debt issuance costs related to the senior notes. In 2006, we spent $25 million as debt issuance costs related to our long-term debt and amortized $5 million and $4 million in interest expense during 2007 and 2006 respectively.

        Non cash transactions in 2005 primarily related to the conversion of approximately $466 million of the principal amount of convertible debt into common stock. In addition, accrued interest of approximately $4 million relating to the convertible debt was recorded in equity as part of the cost of the new shares issued.

10.   Restricted Cash and Cash Equivalents

        As of October 31, 2007, $1,615 million was reported as restricted cash and cash equivalents on our consolidated balance sheet. Of this amount, $1,580 million was short-term restricted commercial paper maintained in connection with our obligations to a counterparty pursuant to the Master Repurchase Agreement and related Confirmation entered into on January 27, 2006 and reported as long-term debt on our consolidated balance sheet. See Note 19 "Senior Notes, Long-Term Debt and Credit Facilities." As of October 31, 2006, $1,606 million was reported as restricted cash and cash equivalents on our consolidated balance sheet. Of this amount $1,582 million was short-term restricted commercial paper.

11.   Inventory

	October 31,
	2007	2006
	(in millions)
Finished goods	$313	$285
Work in progress	44	51
Raw materials	286	291

Inventory	$643	$627

        Inventory-related charges of $21 million, $38 million and $59 million were recorded in total cost of products in 2007, 2006 and 2005, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

12.   Property, Plant and Equipment, Net

	October 31,
	2007	2006
	(in millions)
Land	$83	$75
Buildings and leasehold improvements	1,160	1,023
Machinery and equipment	828	863
Software	394	388

Total property, plant and equipment	2,465	2,349
Accumulated depreciation and amortization	(1,664)	(1,574)

Property, plant and equipment, net	$801	$775

        Asset impairments other than restructuring were $1 million in 2007, zero in 2006, and $4 million in 2005. Depreciation expenses for continuing operations were $142 million in 2007, $141 million in 2006 and $163 million in 2005. We sold our San Jose site for a total consideration of $88 million and recorded a gain of $56 million during the second quarter of 2006. In May 2006, we completed the sale of our Palo Alto site for a total consideration of $98.5 million and recorded a gain of $65 million.

13.   Goodwill and Other Intangible Assets

        The goodwill balances at October 31, 2007 and 2006 and the movements in 2007 and 2006 for each of our reportable segments are shown in the table below:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2005	$255	$52	$307
Foreign currency translation impact	1	1	2
Goodwill arising from acquisitions	12	64	76

Goodwill at October 31, 2006	268	117	385
Foreign currency translation impact	10	(2)	8
Goodwill arising from acquisitions	39	126	165

Goodwill at October 31, 2007	$317	$241	$558

        The component parts of other intangible assets at October 31, 2007 and 2006 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2006:
Purchased technology	$208	$143	$65
Customer relationships	50	32	18

Total	$258	$175	$83

As of October 31, 2007:
Purchased technology	$280	$173	$107
Trademark/Tradename	31	1	30
Customer relationships	82	41	41

Total	$393	$215	$178

        We purchased $135 million of other intangibles and recorded $165 million of goodwill during 2007.

        Amortization of intangible assets was $40 million in 2007, $24 million in 2006 and $13 million in 2005. Future amortization expense related to existing intangible assets is estimated to be $40 million in 2008, $33 million in 2009, $28 million in 2010, $25 million in 2011, $18 million in 2012 and $34 million thereafter.

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

  Acquisition of Stratagene

        On June 6, 2007, we completed our acquisition of Stratagene, a leading developer, manufacturer and marketer of specialized life science research and diagnostic products. The aggregate purchase price was approximately $252 million in cash used to purchase 100 percent of Stratagene's outstanding common shares and vested common stock options that Stratagene employees held on the close date.

        Under the purchase method of accounting, the purchase price of the transaction was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We may adjust the purchase price allocation after obtaining more information regarding taxes. In our fourth quarter of 2007 when we finalized our assessment of the pre-acquisition contingencies, we reduced goodwill by $11 million.

        Based upon the purchase price of the acquisition, the purchase price allocation is as follows:

(in millions)
Net tangible assets	$41
Goodwill	112
Identifiable intangible assets	99

Total net assets acquired	$252

        Identifiable intangible assets consist of purchased technology, customer relationships, and trademarks. The useful life was based on the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows, in accordance with SFAS 142, "Goodwill and Other Intangible Assets".

        As part of the merger agreement with Stratagene we entered into an Asset Purchase Agreement with Catalyst LLC ("Catalyst"), a Delaware limited liability company, to sell, transfer, and assign certain intangible and tangible assets to Catalyst on June 7, 2007. Catalyst was formed by the former chairman, CEO and founder of Stratagene to pursue molecular diagnostic applications. We received a total of $7 million in cash; $5 million for intangible assets and $2 million for tangible assets. No gain or loss was recognized on the sale of these assets to Catalyst.

        The results of operations for Stratagene have been included in our consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures. Goodwill recorded as a result of the acquisition of Stratagene is not deductible for tax purposes.

14.   Investments

        Investments in cost basis and equity method investments and securities classified as trading securities or available-for-sale were as follows at October 31, 2007 and 2006 (net book value):

	October 31,
	2007	2006
	(in millions)
Cost method investments	$24	$34
Trading securities	72	62
Available-for-sale investments (original cost of $64 million in 2007 and $62 million in 2006)	101	76

Total	$197	$172

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

        Charges related to other than temporary impairments were $7 million in 2007, $1 million in 2006 and $18 million in 2005. These impairment charges were recorded in other income (expense), net in the consolidated statement of operations.

        Net unrealized gains on our net trading securities portfolio were $10 million in 2007, $6 million in 2006 and $5 million in 2005. Realized gains from the sale of available-for-sale securities was $2 million in 2007, $9 million in 2006 and $8 million in 2005. Realized gains and losses from the sale of cost method securities were immaterial for 2007, 2006 and 2005. These amounts have been included in other income (expense), net in the consolidated statement of operations.

        In the first quarter of fiscal year 2006, we sold our remaining interest in Lumileds to Philips. See Note 6 "Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds" for further details.

15.   Retirement Plans and Post Retirement Pension Plans

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

        As of October 31, 2007 and 2006, the fair value of plan assets and the total projected benefit obligation of the DPSP for U.S. Agilent Employees were $732 million and $726 million, respectively.

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

        401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense included in income from continuing operations was $25 million in 2007, $26 million in 2006 and $25 million in 2005.

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

        Plan amendments.    In July 2004, the Compensation Committee of the Board of Directors approved design changes to Agilent's Post-retirement Medical Plans. One option available to existing post-65 retirees is a new Medicare Supplement Plan in 2005. The Medicare Supplement Plan supplements Medicare coverage by reimbursing Medicare Parts A and B deductibles after Medicare pays its portion of the retiree's expenses. Effective January 1, 2008, the Medicare Supplement Plan reimbursement rate for Medicare Parts A and B deductibles will change from 100 percent to 80 percent. The U.S Post-retirement Benefit Plan was revised for eligible retirees who were less than 50 years of age as of January 1, 2005 and for new hires of any age on or after January 1, 2005. This change established Retiree Medical Accounts with maximum lifetime limits which may be used to reimburse retiree medical premiums.

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

        Components of net periodic cost.    The company uses alternate methods of amortization as allowed by SFAS No. 87 which amortizes the actuarial gains and losses on a consistent basis for the years presented. For the years ended October 31, 2007, 2006 and 2005, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions)
Service cost — benefits earned during the period	$40	$45	$63	$38	$45	$44	$4	$5	$6
Interest cost on benefit obligation	39	39	40	65	58	58	27	28	29
Expected return on plan assets	(53)	(51)	(50)	(95)	(81)	(73)	(28)	(27)	(25)
Amortization and deferrals:
Actuarial (gain) loss	(5)	(3)	2	32	34	31	2	7	9
Prior service cost	—	1	1	—	—	—	(9)	(11)	(13)

Net plan costs (income)	21	31	56	40	56	60	(4)	2	6
Curtailments and settlements	(1)	(42)	—	—	(11)	—	—	(38)	—

Total net plan costs (income)	$20	$(11)	$56	$40	$45	$60	$(4)	$(36)	$6

Summary of net plan costs (income):
Continuing operations	$21	$29	$45	$40	$50	$56	$(4)	$2	$5
Discontinued operations	—	2	11	—	6	4	—	—	1
Summary of Curtailments and Settlements:
Continuing operations	(1)	(11)	—	—	—	—	—	(12)	—
Discontinued operations	—	(31)	—	—	(11)	—	—	(26)	—

Total net plan costs (income)	$20	$(11)	$56	$40	$45	$60	$(4)	$(36)	$6

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

        Due to the separation of our semiconductor test solutions business into a separate legal company, Verigy, as of June 1, 2006, and due to significant workforce reductions, we recorded curtailments and settlements as required by SFAS No. 88 and SFAS No. 106 in the third quarter of 2006. The impact to the U.S. Plans was a curtailment gain of $12 million consisting of curtailment gain of $3 million for continuing operations and curtailment gain of $9 million for discontinued operations as well as a $4 million settlement gain relating to continuing operations. The impact to the U.S. Post Retirement Benefit Plan was a curtailment gain of $12 million for continuing operations. The impact to the Non-U.S. Plans was a curtailment loss of $1 million and a settlement gain of $4 million, that were recorded in discontinued operations.

        In the U.S., because of additional workforce reductions along with cessation of retiree medical benefits for Verigy employees as of October 31, 2006, we recorded curtailments and settlements as required by SFAS No. 88 and SFAS No. 106 in the fourth quarter of 2006. The impact to the U.S. Plans was curtailment gains of $2 million and a settlement gain of $2 million both of which were for continuing operations. For the U.S. Post Retirement Benefit Plan, we recorded a curtailment gain of $5 million which was for discontinued operations.

        For the U.S. plans, because of lump sum payouts in the first quarter of 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88.

        Funded status.    As of October 31, 2007 and 2006, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$640	$628	$1,464	$1,283	$344	$313
Acquisition of plan	—	—	5	—	—	—
Actual return on plan assets	99	94	103	127	54	48
Employer contributions	8	41	37	76	—	—
Participants' contributions	—	—	4	5	—	—
Benefits paid	(57)	(3)	(42)	(39)	(25)	(17)
Transfer from DPSP	1	1	—	—	—	—
Settlements	(6)	(121)	—	—	—	—
Distribution of semiconductor test solutions business	—	—	—	(30)	—	—
Currency impact	—	—	122	42	—	—

Fair value — end of year	$685	$640	$1,693	$1,464	$373	$344

Change in benefit obligation:
Benefit obligation — beginning of year	$672	$746	$1,466	$1,421	$467	$509
Acquisition of plan	—	—	6	—	—	—
Service cost	40	45	38	45	4	5
Interest cost	39	39	65	58	27	28
Participants' contributions	—	—	4	5	—	—
Plan amendment	—	—	—	—	(41)	—
Actuarial (gain) loss	(48)	1	(150)	(8)	4	(38)
Benefits paid	(57)	(3)	(42)	(39)	(24)	(16)
Transfer from DPSP	1	1	—	—	—	—
Curtailments	—	(36)	—	—	—	(21)
Settlements	(6)	(121)	—	(17)	—	—
Distribution of semiconductor test solutions business	—	—	—	(52)	—	—
Currency impact	—	—	121	53	—	—

Benefit obligation — end of year	$641	$672	$1,508	$1,466	$437	$467

Overfunded (underfunded) status of PBO	$44	$(32)	$185	$(2)	$(64)	$(123)

Unrecognized net actuarial (gain) loss		(63)		297		59
Unrecognized prior service costs (benefit)		—		(17)		(79)

Net (accrued) prepaid costs		$(95)		$278		$(143)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$67	$—	$186	$182	$—	$—
Employee compensation and benefits	(1)	—	—	—	—	—
Retirement and post-retirement benefits	(22)	(95)	(1)	(16)	(64)	(143)
Additional minimum liability	—	—	—	112	—	—

Net asset (liability)	$44	$(95)	$185	$278	$(64)	$(143)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$(150)		$128		$34
Prior service costs (benefits)			(16)		(112)

Total	$(150)		$112		$(78)

        Adoption of SFAS 158.    On October 31, 2007, the company adopted the provisions of SFAS No. 158. This standard requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. The statement also requires defined benefit plans to be measured at the fiscal year end. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008 at which point we will adopt this provision of the statement. The following table summarizes the effect of the initial adoption of this standard on individual line items of the company's consolidated balance sheet:

	Balance Before Adoption of SFAS No. 158	Adjustments	Balance After Adoption of SFAS No. 158
	(in millions)
Other Assets, adjustment includes increase of $17 million to deferred tax assets	$758	$(27)	$731
Total assets	$7,581	$(27)	$7,554
Retirement and Post Retirement Benefits, adjustment includes increase of $2 million to deferred tax liabilities	$295	$(154)	$141
Accumulated other comprehensive income, adjustment includes $15 million increase of deferred taxes, net	$281	$127	$408
Total stockholders' equity, adjustment includes $15 million increase of deferred taxes, net	$3,107	$127	$3,234
Total liabilities and stockholders' equity, adjustment includes $15 million increase of deferred taxes, net	$7,427	$127	$7,554

        The impact of SFAS No. 158 in the table above does not include any amounts relating to deferred taxes in locations where there is a tax valuation allowance.

        The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2008 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$—	$(1)	$(14)
Amortization of actuarial net loss (gain)	$(13)	$20	$—

        Investment policies and strategies as of October 31, 2007 and 2006.    Plan assets consist primarily of publicly-traded stocks and bonds. In the U.S., our Agilent Retirement Plan and post-retirement benefit assets are allocated approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP assets are allocated approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments, largely private equity partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our assets are allocated from 45 to 60 percent to equities, from 30 to 50 percent to fixed income investments, and from 0 to 10 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified. The actual allocations of plan assets are consistent with the target allocations.

        The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2007 or 2006.

	2007		2006
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
	(in millions)
	PBO		PBO
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$23	$—	$672	$640

U.S. defined benefit plans where fair value of plan assets exceeds PBO	618	685	—	—

Total	$641	$685	$672	$640

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$6	$6	$1,112	$985
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	1,502	1,687	354	479

Total	$1,508	$1,693	$1,466	$1,464

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$18	$—	$25	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	491	685	490	640

Total	$509	$685	$515	$640

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$6	$6	$649	$632
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	1,371	1,687	656	832

Total	$1,377	$1,693	$1,305	$1,464

        Additional Minimum Liability.    An additional minimum pension liability adjustment was required in 2005 for three pension plans in Europe as the accumulated benefit obligation exceeded the fair value of pension plan assets for those plans as of the measurement date. The impact of the additional minimum liability on accumulated comprehensive loss was $170 million, which was partially offset by $20 million applied to deferred tax assets, net of tax valuation allowance. The large impact on accumulated comprehensive income was primarily a result of prepaid costs that were reduced to zero in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"), for the impacted countries.

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

        An additional minimum pension liability adjustment was required in 2006 for two pension plans in Europe as the accumulated benefit obligation exceeded the fair value of pension plan assets for those plans as of the measurement date. The impact of the additional minimum liability on accumulated comprehensive gain was $112 million which was partially offset by $34 million applied to deferred tax assets. The large impact on accumulated comprehensive income was primarily a result of prepaid costs that were reduced to zero in accordance with SFAS No. 87 for the impacted countries.

        Additional minimum pension liabilities and related intangible assets were eliminated upon adoption of SFAS No. 158.

        Contributions and estimated future benefit payments.    During fiscal year 2008, we expect to contribute $1 million to the U.S. defined benefit plans, $41 million to plans outside the U.S., and zero to the Post-retirement Medical Plans. The following table presents expected future benefit payments (net of Medicare Part D reimbursements for the U.S. Post Retirement Benefit Plan) for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2008	$65	$36	$22
2009	$71	$36	$24
2010	$76	$40	$25
2011	$83	$44	$27
2012	$89	$45	$28
2013—2017	$266	$292	$162

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

plans and September 30 for the non-U.S. plans. The U.S. discount rates at October 31, 2007, were determined by matching the expected plan benefit payments against an industry discount curve as well as reviewing the movement of industry benchmarks. The discount rates at October 31, 2006 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2007	2006	2005
U.S. defined benefit plans:
Discount rate	6.0%	5.75%	5.75%
Average increase in compensation levels	4.0%	4.0%	4.0%
Expected long-term return on assets	8.5%	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.0%	2.25-5.0%	2.25-5.75%
Average increase in compensation levels	2.5-4.25%	0-4.0%	2.5-4.25%
Expected long-term return on assets	4.5-7.0%	4.5-7.0%	4.5-7.5%
U.S. post-retirement benefits plans:
Discount rate	6.0%	5.75%	5.75%
Expected long-term return on assets	8.5%	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2012	2011	2010

        Assumptions used to calculate the benefit obligation and the 2006 resulting additional minimum pension liability were as follows:

	As of the Years Ending October 31,
	2007	2006
U.S. defined benefit plans:
Discount rate	6.25%	6.0%
Average increase in compensation levels	3.5%	4.0%
Expected long-term return on assets	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.9%	2.25-5.0%
Average increase in compensation levels	2.5%-4.0%	0-4.25%
Expected long-term return on assets	4.5-7.25%	4.5-7.0%
U.S. post-retirement benefits plans:
Discount rate	6.25%	6.0%
Expected long-term return on assets	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2013	2012

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2007 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$4	$(3)
Effect on post-retirement benefit obligations	$46	$(39)

16.   Guarantees

  Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2007	2006
	(in millions)
Balance as of October 31, 2006 and 2005	$29	$40
Accruals for warranties issued during the period	57	50
Changes in estimates	(2)	(2)
Settlements made during the period	(55)	(59)

Balance as of October 31, 2007 and 2006	$29	$29

  Extended Warranty

        Revenue from our extended warranty contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. Amounts representing warranty contracts for the next twelve months are included in deferred revenue on the consolidated balance sheet and were $54 million and $43 million at October 31, 2007 and October 31, 2006, respectively. The long-term amounts are recorded in other liabilities on the consolidated balance sheet and were $58 million and $55 million at October 31, 2007 and October 31, 2006, respectively.

	October 31,
	2007	2006
	(in millions)
Balance as of October 31, 2006 and 2005	$98	$76
Deferral of revenue for new contracts	58	51
Recognition of revenue	(44)	(29)

Balance as of October 31, 2007 and 2006	$112	$98

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. Agilent's indemnification for representations and warranties made to Avago were generally limited to 10 percent of the purchase price and survived until March 31, 2007. In our opinion, the fair value of these indemnifications was not material as of October 31, 2007.

  Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. In our opinion, the fair value of these indemnifications was not material as of October 31, 2007.

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications was not material as of October 31, 2007.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations was zero on the consolidated balance sheet as of October 31, 2007.

  Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2007.

17.   Commitments and Contingencies

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases related to continuing operations at October 31, 2007 were $78 million for 2008, $56 million for 2009, $38 million for 2010, $26 million for 2011, $16 million for 2012 and $36 million thereafter. Future minimum sublease income under leases at October 31, 2007 was $12 million for 2008, $10 million for 2009, $8 million for 2010, $5 million for 2011, $4 million for 2012 and $1 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities, for continuing operations was $73 million in 2007, $110 million in 2006 and $67 million in 2005.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

18.   Restructuring and Asset Impairment

        We initiated several restructuring plans in prior periods: the 2001 Plan, the 2002 Plan and the 2003 Plan ("Prior Plans"). In the fourth quarter of fiscal year 2005, due to the then pending divestitures of our semiconductor products and semiconductor test businesses, we launched a new restructuring plan ("2005 Plan") to reduce our workforce and facility footprint to match a smaller organizational size. The workforce reduction portion of our plans are now substantially complete. However, charges in connection with the consolidation of excess facilities continue to be recorded due to changes in market conditions from those originally expected at the date the liability for the excess facility was recorded. Payments will continue to be made related to these properties over the next four years.

        A summary of total restructuring activity, including that classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments	Total
	(in millions)
Balance as of October 31, 2004	$21	$66	—	$87
Income statement expense	106	10	7	123
Asset impairments	—	—	(7)	(7)
Cash payments	(83)	(27)	—	(110)

Balance as of October 31, 2005	$44	$49	—	$93
Income statement expense	111	33	42	186
Asset impairments	—	—	(42)	(42)
Cash payments	(142)	(24)	—	(166)

Balance as of October 31, 2006	$13	$58	—	$71
Income statement expense	17	(5)	—	12
Asset impairments	—	—	—	—
Cash payments	(29)	(22)	—	(51)

Balance as of October 31, 2007	$1	$31	—	$32

        The restructuring accrual for all plans, which totaled $32 million at October 31, 2007 and $71 million at October 31, 2006, is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet and represents estimated future cash outlays. Workforce reduction activities were substantially complete by the end of fiscal 2007, with an anticipated further $1 million to be incurred in 2008 as the final participants leave the company. In 2006, we consolidated several facilities due to changes in our organizational structure and recorded impairment charges of $42 million. These charges were primarily associated with facilities located in Germany and the US. In 2007, we saw a slight improvement in our assessments of potential recoveries from sub-lease tenants in some of our vacant properties and consequently we released $5 million of our accrual, on a net basis.

        A summary of the statement of operations impact of the charges resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2007	2006	2005
	(in millions)
Cost of products and services	$6	$28	$35
Research and development	1	21	19
Selling, general and administrative	5	123	54

Restructuring and asset impairment charges included in continuing operations	12	172	108
Restructuring and asset impairment charges included in discontinued operations, semiconductor products business	—	—	10
Restructuring and asset impairment charges included in discontinued operations, semiconductor test solutions business	—	14	5

Total restructuring and asset impairment charges	$12	$186	$123

19.   Senior Notes, Long-Term Debt and Credit Facilities

  Senior Notes

        In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of the Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes which have been included in "Other assets" in the consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the term of the senior notes.

        Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the six month US dollar LIBOR. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The swaps are accounted for as a fair value hedge of the interest rate risk inherent in the senior notes and therefore the fair value of the swap will be recorded on our balance sheet at each period end until maturity in 2017. In addition, as a result of the fair value hedge, the senior notes are reflected on our balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2007, the fair value of the swap was a liability of $11 million. As a result, the carrying value of the senior notes at October 31, 2007 was reduced by $11 million to reflect their reduced fair value.

  Long-Term Debt

        In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent ("World Trade"), entered into a Master Repurchase Agreement and related Confirmation (together, the "Repurchase Agreement") with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty, having an aggregate liquidation preference of $1.5 billion (the "Purchased Securities"). Pursuant to the Repurchase Agreement, World Trade is obligated to repurchase from the counterparty those preferred shares for 100 percent of their aggregate liquidation preference in January 2011. The $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been treated as long-term debt on our consolidated balance sheet. The related debt issuance costs of $25 million were deferred and recognized in other assets on our consolidated balance sheet and will be amortized over the life of the Repurchase Agreement.

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

        In connection with the Repurchase Agreement, World Trade's wholly owned subsidiary is required to hold restricted cash or investments. As of October 31, 2007, the balance was $1,580 million and was classified within restricted cash and cash equivalents on our consolidated balance sheet. See Note 10, "Restricted Cash and Cash Equivalents."

  Credit Facilities

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

20.   Stock Repurchase Program

        As of October 31, 2007, our Board of Directors authorized stock repurchase programs of up to $6.466 billion of our common stock. As of October 31, 2007, we had repurchased a total of approximately 181 million shares of our common stock for $6.466 billion. In addition, we capitalized $3 million of service and legal fees. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Share repurchase programs	Number of Shares Repurchased	Amount of Shares Repurchased
	(in millions)
Fiscal Year 2005 Program
Balance as of October 31, 2005	9	$290
Balance as of October 31, 2006	116	4,176

Total for Fiscal Year 2005 Program	125	$4,466
Fiscal Year 2006 Program
Balance as of October 31, 2006	2	$56
Balance as of October 31, 2007	54	1,944

Total for Fiscal Year 2006 Program	56	$2,000

Total	181	$6,466

21.   Segment Information

        Description of segments.    We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. During 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business. Following this re-organization, Agilent has two businesses — bio-analytical measurement and electronic measurement — each of which comprises a reportable segment. In the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronics measurement segment to the bio- analytical measurement segment to more closely align with the new materials sciences business in that segment. All historical segment numbers have been recast to conform to this change in reportable segments. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

        A description of our two reportable segments is as follows:

  •
  Bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify quantify and analyze the physical and biological properties of substances and products. Our twelve key product categories include: gas chromatography, liquid chromatography, mass spectrometry, microfluidics, microarrays, atomic force microscopy, PCR (Polymerase Chain Reaction) instrumentation, software and informatics, and related bioreagents, consumables and services.

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

        A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our semiconductor products business and semiconductor test solutions business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between the segments' income from operations and Agilent's income from continuing operations before taxes and equity income and are classified as unallocated semiconductor products business corporate charges and unallocated semiconductor test solutions business corporate charges.

        The following tables reflect the results of our reportable segments under our management reporting system. These results are not in conformity with accounting principles generally accepted in the U.S. For example, share-based compensation, restructuring, and other items are excluded from the segment measure of income from operations. The performance of each segment is measured based on several metrics, including adjusted income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

        The profitability of each of the segments is measured after excluding share-based compensation, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, amortization and impairment of other intangibles and other items as noted in the reconciliation below.

	Bio-analytical Measurement	Electronic Measurement	Total Segments
Year ended October 31, 2007:
Total net revenue	$2,005	$3,415	$5,420
Income from operations	$381	$477	$858
Depreciation expense	$44	$98	$142
Year ended October 31, 2006:
Total net revenue	$1,671	$3,302	$4,973
Income from operations	$266	$453	$719
Depreciation expense	$40	$101	$141
Year ended October 31, 2005:
Total net revenue	$1,518	$3,168	$4,686
Income from operations	$223	$334	$557
Depreciation expense	$37	$98	$135

        The following table reconciles segment results to Agilent's total enterprise results from continuing operations before taxes:

	Years Ended October 31,
	2007	2006	2005
	(in millions)
Total reportable segments' income from operations	$858	$719	$557
Restructuring and asset impairment	(38)	(172)	(108)
Gain on sale of assets	9	121	—
Stock-based compensation	(139)	(94)	—
Amortization of intangibles	(40)	(24)	(13)
Retirement plans net curtailment and settlement	—	23	—
Interest Income	172	178	72
Interest Expense	(91)	(69)	(27)
Other income (expense), net	5	54	30
Unallocated semiconductor products business corporate charges	—	(14)	(132)
Unallocated semiconductor test solutions business corporate charges	—	(42)	(64)
Unallocated corporate charges and other	(66)	(53)	(24)

Income from continuing operations before taxes and equity income, as reported	$670	$627	$291

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2007, 2006 or 2005.

        The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred assets and other assets.

	Bio-analytical Measurement	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2007:
Assets	$1,307	$2,025	$3,332
Capital expenditures	$51	$103	$154
As of October 31, 2006:
Assets	$1,003	$2,075	$3,078
Capital expenditures	$58	$127	$185

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2007	2006
	(in millions)
Total reportable segments' assets	$3,332	$3,078
Cash, cash equivalents and short-term investments	1,826	2,262
Prepaid expenses	387	284
Cost method investments	98	81
Restricted cash and cash equivalents	1,615	1,606
Long-term and other receivables	180	205
Other, including valuation allowance	116	(147)

Total assets	$7,554	$7,369

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2007	$1,867	$638	$2,915	$5,420
Year ended October 31, 2006	$1,698	$657	$2,618	$4,973
Year ended October 31, 2005	$1,672	$575	$2,438	$4,685
Long-lived assets:
October 31, 2007	$643	$234	$552	$1,429
October 31, 2006	$567	$241	$465	$1,273

22.   Subsequent Events

  Share Repurchase Agreement

        On November 15, 2007 our Board of Directors approved a share-repurchase program of up to $2 billion of Agilent's common stock over the next two years.

  World Trade Share Repurchase Amendment

        On December 7, 2007, Agilent and World Trade entered into an amendment to the Repurchase Agreement among Agilent, Merrill Lynch Capital Corporation ("Merrill Lynch") and World Trade (the "Related Agreement"). As provided in the Related Agreement, World Trade is obligated to make quarterly payments to the Counterparty at a rate per annum equal to either (i) the cost of funds to the Counterparty plus 20 basis points, or (ii) three-month LIBOR plus 52 basis points. Also, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. The Related Agreement also includes an acceleration clause which allows flexibility for World Trade to repurchase the Purchased Securities, upon proper notification, when we deem it is appropriate.

        We entered into the Related Agreement to retain flexibility and have several options available to us, but at the same time are required under GAAP to reclassify the $1.5 billion obligation of World Trade to short term debt subsequent to the execution of the Related Agreement. The maturity date of the obligation will remain as January 2011. We also plan to reclassify our related restricted cash of $1,580 million as a current asset.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2007
Net revenue	$1,280	$1,320	$1,374	$1,446
Gross profit	691	730	758	790
Income from operations	95	131	168	190
Income from continuing operations	150	123	185	180
Income (loss) from discontinued operations of our semiconductor products business, net of tax	—	—	—	—
Income from discontinued operations of our semiconductor test solutions business, net of tax	—	—	—	—

Net income	$150	$123	$185	$180

Net income per share — Basic:
Income from continuing operations	$0.37	$0.31	$0.47	$0.47
Income (loss) from discontinued operations of our semiconductor products business	—	—	—	—
Income from discontinued operations of our semiconductor test solutions business	—	—	—	—

Net income per share	$0.37	$0.31	$0.47	$0.47

Net income per share — Diluted:
Income from continuing operations	$0.36	$0.30	$0.45	$0.46
Income (loss) from discontinued operations of our semiconductor products business	—	—	—	—
Income from discontinued operations of our semiconductor test solutions business	—	—	—	—

Net income per share	$0.36	$0.30	$0.45	$0.46

Weighted average shares used in computing net Income (loss) per share:
Basic	406	402	392	376
Diluted	418	413	407	388
Range of stock prices on NYSE	$31.68-35.69	$30.26-35.80	$34.40-40.42	$31.15-36.85
2006	(1)(2)	(2)	(2)
Net revenue	$1,167	$1,239	$1,239	$1,328
Gross profit	602	641	686	729
Income from operations	35	98	182	149
Income (loss) from continuing operations	974	121	216	126
Income from discontinued operations of our semiconductor products business, net of tax	1,837	(16)	(6)	1
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	5	10	17	22

Net income	$2,816	$115	$227	$149

Net income per share — Basic:
Income (loss) from continuing operations	$2.06	$0.28	$0.53	$0.31
Income from discontinued operations of our semiconductor products business, net of tax	3.88	(0.04)	(0.02)	—
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	0.01	0.03	0.04	0.05

Net income per share — Basic	$5.95	$0.27	$0.55	$0.36

Net income per share — Diluted:
Income (loss) from continuing operations	$2.02	$0.28	$0.51	$0.31
Income from discontinued operations of our semiconductor products business, net of tax	3.80	(0.04)	(0.01)	—
Income (loss) from discontinued operations of our semiconductor test solutions business, net of tax	0.01	0.02	0.04	0.05

Net income per share — Diluted	$5.83	$0.26	$0.54	$0.36

Weighted average shares used in computing net income per share:
Basic	473	430	412	409
Diluted	483	442	422	418
Range of stock prices on NYSE	$31.90-36.10	$33.52-39.54	$27.47-39.45	$26.96-35.60

NOTES:

(1)
Income from continuing operations also includes a gain of $901 million relating to the sale of an equity investment.
(2)
All historical amounts have been restated for discontinued operations

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2007, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, the company's disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

        The effectiveness of our internal control over financial reporting as of October 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held February 27, 2008. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under "Investor Information." We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 60 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C		Column E
Column A			Column D
	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*		Balance at End of Period
Description			Deductions**
	(In thousands)
2007
Tax valuation allowance	$382	$11	$(61)	$332
2006
Tax valuation allowance	$1,371	$13	$(1,002)	$382
2005
Tax valuation allowance	$1,317	$54	$—	$1,371

*
Additions include current year valuation allowance build due to current year increase in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

**
Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

3.
Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/99	2.1

2.2	General Assignment and Assumption Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.6
2.7	Employee Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.7
2.8	Tax Sharing Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.8
2.9	Master IT Service Level Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.9
2.10	Real Estate Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.10
2.11	Environmental Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.13
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of Agilent Technologies, Inc.'s S-1.	S-1/A	11/10/99	2.14
2.15	Agreement and Plan of Merger, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc.	SC 13D	12/4/00	99.1	(A)
2.16	Tender and Voting Agreement, dated as of November 24, 2000, by and among Agilent Technologies, Inc., Tahoe Acquisition Corp. and Objective Systems Integrators, Inc.	SC 13D	12/4/00	99.1	(B)

2.17	Asset Purchase Agreement between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V. dated as of November 17, 2000.	10-Q	3/19/01	2.17
2.18	Amendment and Supplemental Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V.	8-K	8/15/01	2.2
2.19	Master Service Level Agreement dated as of August 1, 2001 between Agilent Technologies, Inc. and Koninklijke Philips Electronics N.V.	8-K	8/15/01	2.3
2.20	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/05	2.2
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/99	3.1
3.2	Amended and Restated Bylaws.	8-K	9/22/06	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	5/24/00	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001.	8-K	11/27/01	99.3
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/06	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.2
10.4	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.29
10.5	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.30

10.6	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.31
10.7	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.32
10.8	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.33
10.9	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.34
10.10	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.35
10.11	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.36
10.12	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.37
10.13	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.38
10.14	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.39
10.15	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/07	10.3
10.16	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in China and Thailand.*	10-Q	6/5/07	10.4
10.17	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in France.*	10-Q	6/5/07	10.5
10.18	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in the United Kingdom.*	10-Q	6/5/07	10.6
10.19	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/07	10.7

10.20	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in France.*	10-Q	6/5/07	10.8
10.21	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in the United Kingdom.*	10-Q	6/5/07	10.9
10.22	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2005).*	10-Q	9/7/05	10.55
10.23	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*				X
10.24	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/04	10.3
10.25	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan. (Amended and Restated Effective January 1, 2005).*				X
10.26	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/06	10.63
10.27	Agilent Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Effective as of March 1, 2004).*	10-Q	6/3/04	10.21
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective March 20, 2007).*	10-Q	6/5/07	10.2
10.29	Agilent Technologies, Inc. Deferred Compensation Plan (Amended and Restated as of March 1, 2004).*	10-Q	6/3/04	10.22
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective September 17, 2007).*				X
10.31	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated Effective May 1, 2007).*	10-Q	6/5/07	10.1
10.32	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board-appointed officers.*	S-1	8/16/99	10.9

10.33	Offer letter from Agilent Technologies, Inc. to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001.*	10-Q	3/6/02	10.15
10.34	Offer Letter to Keith Barnes, Chief Executive Officer of Verigy Pte. Ltd. dated April 4, 2006.*	8-K	4/12/06	10.1
10.35	Form of Change of Control Severance Agreement entered into by Agilent Technologies, Inc. with Dick M. Chang, Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White.*	10-Q	3/12/03	10.15
10.36	Form of Amendment #1 to Change of Control Severance Agreement dated April 2, 2004, entered into by Agilent Technologies, Inc. with Adrian T. Dillon, Jean M. Halloran, D. Craig Nordlund, Jack P. Trautman, Chris van Ingen and Thomas E. White.*	10-Q	6/3/04	10.20
10.37	Amended and Restated Change of Control Severance Agreement entered into by Agilent Technologies, Inc. with Edward W. Barnholt.*	8-K	3/21/05	10.2
10.38	Change of Control Severance Agreement between Agilent Technologies, Inc. and Patrick J. Byrne.*	8-K	2/4/05	10.1
10.39	Separation Agreement and General Release between Agilent Technologies, Inc. and Patrick J. Byrne dated May 1, 2007.*	8-K	5/7/07	10.1
10.40	Change of Control Severance Agreement between Agilent Technologies, Inc. and William P. Sullivan.*	8-K	9/14/05	10.1
10.41	Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and certain executive officers, other than the Chief Executive Officer.*	8-K	9/14/05	10.2
10.42	Change of Control Severance Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005.*	8-K	5/3/05	10.1
10.43	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005.*	8-K	5/3/05	10.2
10.44	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne.*	8-K	2/4/05	10.2

10.45	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt.*	10-Q	3/10/05	10.48
10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Edward W. Barnholt.*	8-K	3/21/05	10.1
10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon.*	10-Q	3/10/05	10.49
10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Chris van Ingen.*	10-Q	3/10/05	10.50
10.49	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005.*	8-K	3/7/05	10.4
10.50	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005.*	8-K	3/7/05	10.2
10.51	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors.*				X
10.52	Summary Sheet for Named Executive Officers for Fiscal 2006.*	10-K	1/17/06	10.60
10.53	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn.*	10-Q	3/10/05	10.53
10.54	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006.*	8-K	5/12/06	10.1
10.55	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the company's 10-Q filed on March 19, 2001.	10-Q	3/19/01	10.10
10.56	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc.	10-Q	6/14/01	10.11
10.57	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001.	10-K	12/22/03	10.19
10.58	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	12/21/04	10.40

10.59	First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	3/10/05	10.39
10.60	Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	6/6/05	10.40
10.61	Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	8-K	8/15/05	2.1
10.62	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/05	2.2
10.63	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/06	10.66
10.64	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.67
10.65	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.68
10.66	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.69
10.67	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.70
10.68	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.71
10.69	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006.	10-Q	6/6/06	10.72
10.70	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc.	10-Q	9/6/06	10.73

10.71	Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	5/14/07	10.1
10.72	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/07	4.01
10.73	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/07	1.01
10.74	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/07	4.01
10.75	Master Repurchase Agreement, dated as of November 16, 2007, between Agilent Technologies World Trade, Inc. and Belmont Funding LLC.	8-K	12/12/07	99.1
10.76	Amended and Restated Guaranty of Agilent Technologies, Inc. dated as of November 16, 2007.	8-K	12/12/07	99.2
10.77	Third Amended and Restated Related Agreement, dated as of December 7, 2007, among Merrill Lynch Capital Services, Inc., Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc.	8-K	12/12/07	99.3
10.78	Novation Agreement, dated as of November 16, 2007, among Ebbets Funding PLC, Belmont Funding LLC and Agilent Technologies World Trade, Inc.	8-K	12/12/07	99.4
10.79	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.				X
11.1	See Note 8, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 90.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 19 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2007.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: December 20, 2007

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

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2007
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial Officer)	December 17, 2007
/s/ DIDIER HIRSCH Didier Hirsch	Vice President, Corporate Controllership and Tax (Principal Accounting Officer)	December 17, 2007
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 18, 2007
/s/ PAUL N. CLARK Paul N. Clark	Director	December 15, 2007
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 19, 2007
/s/ ROBERT L. JOSS Robert L. Joss	Director	December 12, 2007

/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 20, 2007
/s/ HEIDI KUNZ Heidi Kunz	Director	December 19, 2007
/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 17, 2007
/s/ A. BARRY RAND A. Barry Rand	Director	December 20, 2007

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK PRICE PERFORMANCE GRAPH
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