Form 10-Q
period 2008-01-31
AGILENT TECHNOLOGIES INC
filed 2008-03-07
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  001-15405

AGILENT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0518772
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

5301 STEVENS CREEK BLVD.,
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐   NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING FEBRUARY 25, 2008
COMMON STOCK, $0.01 PAR VALUE	365,042,397 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Net revenue:
Products	$1,161	$1,065
Services and other	232	215
Total net revenue	1,393	1,280
Costs and expenses:
Cost of products	501	463
Cost of services and other	136	126
Total costs	637	589
Research and development	181	168
Selling, general and administrative	441	428
Total costs and expenses	1,259	1,185
Income from operations	134	95
Interest income	39	50
Interest expense	(30)	(23)
Other income (expense), net	4	1
Income before taxes	147	123
Provision (benefit) for income taxes	27	(27)
Net income	$120	$150

Net income per share — basic:	$0.32	$0.37
Net income per share — diluted:	$0.31	$0.36

Weighted average shares used in computing net income per share:
Basic	371	406
Diluted	382	418

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	January 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,385	$1,826
Short-term investments	172	—
Accounts receivable, net	726	735
Inventory	674	643
Restricted cash and cash equivalents	1,591	—
Other current assets	522	467
Total current assets	5,070	3,671
Property, plant and equipment, net	801	801
Goodwill	605	558
Other intangible assets, net	236	178
Restricted cash and cash equivalents	11	1,615
Other assets	736	731
Total assets	$7,459	$7,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303	$323
Employee compensation and benefits	339	432
Deferred revenue	277	249
Income and other taxes payable	117	522
Short-term debt	1,500	—
Other accrued liabilities	138	137
Total current liabilities	2,674	1,663
Long-term debt	—	1,500
Senior notes	626	587
Retirement and post-retirement benefits	136	141
Other long-term liabilities	850	429
Total liabilities	4,286	4,320
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 555 million shares at January 31, 2008 and 551 million shares at October 31, 2007 issued	6	6
Treasury stock at cost; 187 million shares at January 31, 2008 and 181 million shares at October 31, 2007	(6,706)	(6,469)
Additional paid-in-capital	7,216	7,117
Retained earnings	2,218	2,172
Accumulated other comprehensive income	439	408
Total stockholders’ equity	3,173	3,234
Total liabilities and stockholders’ equity	$7,459	$7,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$120	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	46
Share-based compensation	30	36
Deferred taxes	6	(1)
Excess and obsolete inventory-related charges	4	3
Other	3	1
Changes in assets and liabilities:
Accounts receivable	30	26
Inventory	(31)	(20)
Accounts payable	(15)	(65)
Employee compensation and benefits	(94)	(72)
Income taxes and other taxes payable	(89)	(46)
Other current assets and liabilities	21	54
Other long-term assets and liabilities	(30)	(19)
Net cash provided by operating activities	4	93
Cash flows from investing activities:
Investments in property, plant and equipment	(34)	(37)
Proceeds from sale of property, plant and equipment	14	1
Purchase of investments	(255)	—
Proceeds from sale of investments	79	12
Acquisitions of businesses and intangible assets, net of cash acquired	(113)	(70)
Change in restricted cash and cash equivalents, net	14	1
Net cash used in investing activities	(295)	(93)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	69	85
Treasury stock repurchases	(237)	(254)
Net cash used in financing activities of operations	(168)	(169)

Effect of exchange rate movements	18	(3)

Net decrease in cash and cash equivalents	(441)	(172)

Cash and cash equivalents at beginning of period	1,826	2,262
Cash and cash equivalents at end of period	$1,385	$2,090

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

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2008 and October 31, 2007, condensed consolidated statement of operations for the three months ended January 31, 2008 and 2007, and condensed consolidated statement of cash flows for the three months ended January 31, 2008 and 2007.

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, valuation of long-lived assets and accounting for income taxes.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was effective for Agilent on November 1, 2007.  See Note 5, Provision for Taxes, for additional information, including the effects of adoption on our consolidated financial statements.

4. SHARE-BASED COMPENSATION

We follow the accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), for share-based awards granted to employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and performance share awards under our Long-Term Performance Program (“LTPP”) using the estimated grant date fair value method of accounting in accordance with SFAS No. 123 (R).

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2008	2007
	(in millions, except
	per share data)
Cost of products and services	$7	$10
Research and development	5	6
Selling, general and administrative	18	20
Total share-based compensation expense	$30	$36

Impact on net income per share:
Basic and diluted	$0.08	$0.09

Share-based compensation capitalized within inventory at January 31, 2008 and 2007 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three months ended January 31, 2008 and 2007.

The following assumptions were used during the three months ended January 31, 2008 and 2007 to estimate the fair value of options granted, ESPP purchases and LTPP grants:

	Three Months Ended
	January 31,
	2008	2007
Stock Option Plans:
Weighted average risk-free interest rate	3.2%	4.6%
Dividend yield	0%	0%
Weighted average volatility	33%	30%
Expected life	4.6 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	3.8%	4.8%
Dividend yield	0%	0%
Weighted average volatility	32%	32%
Expected life	0.5-1 yr	0.5-2 yrs

LTPP:
Volatility of Agilent shares	27%	31%
Volatility of selected peer-company shares	17-52%	16-57%
Price-wise correlation with selected peers	24%	29%

For the three months ended January 31, 2008 and 2007, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. For the three months ended January 31, 2008 and 2007 shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant.

The expected stock price volatility assumption for employee stock option awards and our ESPP was determined using the implied volatility for our stock for the three months ended January 31, 2008 and 2007. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

5. PROVISION FOR TAXES

We recorded $27 million of income tax provision for the three months ended January 31, 2008. The tax provision for the three months ended January 31, 2008 includes $5 million of discrete tax expense for interest and penalties. The provision for taxes was recorded for income generated in jurisdictions other than those in which we have valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $909 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets when appropriate. As a result of adopting FIN 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable.

The total amount of gross unrecognized tax benefits was $913 million as of January 31, 2008. Most of these gross unrecognized tax benefits would affect the effective tax rate, if realized.

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of operations. As of the date of adoption of FIN 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000.  Although the timing of the resolution of audits is highly uncertain, we do not believe that the unrecognized tax benefits would materially change in the next 12 months.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007 or for the first quarter of 2008. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

	Three Months Ended January 31,
	2008	2007
	(in millions)
Numerator:
Net income	$120	$150
Denominators:
Basic weighted-average shares	371	406
Potentially dilutive common stock equivalents — stock options and other employee stock plans	11	12
Diluted weighted-average shares	382	418

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computations of diluted net income per share because they were anti-dilutive.

	Three Months Ended January 31,
	2008	2007
Options to purchase shares of common stock (in millions)	6	7
Weighted-average exercise price	$46	$44
Average common stock price	$36	$33

7. RESTRICTED CASH & CASH EQUIVALENTS AND SHORT-TERM DEBT

As of January 31, 2008, $1,591 million was reported as short-term restricted cash and cash equivalents on our consolidated balance sheet. Out of this amount, $1,578 million was short-term restricted commercial paper maintained in connection with our obligations per the Repurchase Agreement as mentioned below.

We reclassified the $1.5 billion long-term debt owed by Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), as short-term debt in our condensed consolidated balance sheet due to an amendment to the terms of our debt agreement detailed below. The maturity date of the obligation is January 2011. We also reclassified our related restricted cash of $1,578 million as a current asset in our condensed consolidated balance sheet.

In January 2006, World Trade, entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to a counterparty, having an aggregate liquidation preference of $1.5 billion (the “Purchased Securities”).

On December 7, 2007, Agilent and World Trade entered into an amendment to the Repurchase Agreement among Agilent, Merrill Lynch Capital Corporation (“Merrill Lynch”) and World Trade (the “Related Agreement”). As provided in the Related Agreement, World Trade is obligated to make quarterly payments to the counterparty at a rate per annum equal to either (i) the cost of funds to the counterparty plus 20 basis points, or (ii) three-month LIBOR plus 52 basis points. Also, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. The Related Agreement also includes an acceleration clause which allows flexibility for World Trade to repurchase the Purchased Securities, upon proper notification, when we deem it is appropriate.

8. INVENTORY

	January 31, 2008	October 31, 2007
	(in millions)
Finished goods	$328	$313
Work in progress	50	44
Raw materials	296	286
Total inventory	$674	$643

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2008:

	Electronic Measurement	Bio- analytical Measurement	Total
	(in millions)
Goodwill as of October 31, 2007	$317	$241	$558
Foreign currency translation impact	16	—	16
Goodwill arising from acquisitions	—	31	31
Goodwill as of January 31, 2008	$333	$272	$605

The components of other intangibles as of January 31, 2008 and October 31, 2007 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2007:
Purchased technology	$280	$173	$107
Trademark/tradename	31	1	30
Customer relationships	82	41	41
Total	$393	$215	$178
As of January 31, 2008:
Purchased technology	$335	$181	$154
Trademark/tradename	31	1	30
Customer relationships	98	46	52
Total	$464	$228	$236

We recorded approximately $31 million of goodwill and $71 million of other intangibles during the three months ended January 31, 2008, related primarily to two acquisitions that closed during the period. The larger acquisition is described below.  Pro forma disclosures are not presented for these acquisitions, as they are not required.

On December 18, 2007, we completed the acquisition of  Velocity11, a designer, manufacturer, and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash used to purchase 100 percent of Velocity11’s outstanding common shares and vested common stock options that Velocity11 employees held on the close date. We may adjust the preliminary purchase price allocation after obtaining more information.

Amortization of intangible assets was $13 million for the three months ended January 31, 2008 and $8 million for the same period in the prior year.  Future amortization expense related to existing purchased intangible assets is estimated to be $36 million for the remainder of 2008, $41 million for 2009, $36 million for 2010, $34 million for 2011, $27 million for 2012, $17 million for 2013 and $45 million thereafter.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2008 and 2007, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost — benefits earned during the period	$9	$10	$9	$9	$1	$1
Interest cost on benefit obligation	10	10	19	16	7	7
Expected return on plan assets	(14)	(14)	(27)	(23)	(8)	(7)
Amortization and deferrals:
Actuarial (gain) loss	(3)	(1)	5	8	—	—
Prior service cost	—	—	—	—	(3)	(2)

Net plan costs (income)	2	5	6	10	(3)	(1)

Curtailments and settlements	—	(1)	—	—	—	—

Total net plan (income) costs	$2	$4	$6	$10	$(3)	$(1)

For the U.S. plans, because of lump sum payouts during the three months ended January 31, 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”).

We contributed approximately $2 million to our U.S. defined benefit plans and $10 million to our non-U.S. defined benefit plans during the three months ended January 31, 2008 and $8 million and $9 million, respectively, for the same period in 2007.  We expect to contribute approximately $30 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008.

11. WARRANTIES

We accrue for warranty costs in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold.  Our warranty terms typically extend for one year from the date of delivery.

	FY 2008	FY 2007
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	13	15
Changes in estimates	1	(1)
Settlements made during the period	(13)	(13)
Ending balance as of January 31,	$30	$30

12. RESTRUCTURING

Our FY2005 Plan, announced in the fourth quarter of 2005, is largely complete.  The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next four years.  At January 31, 2008, we also had $1 million accrued relating to amounts payable to employees impacted by this plan and we expect this amount to be paid out within the next two quarters.

A summary of restructuring activity for the three months ended January 31, 2008 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance as of October 31, 2007	$1	$31	$32
Income statement	—	(4)	(4)
Cash payments	—	(3)	(3)
Ending balance as of January 31, 2008	$1	$24	$25

The restructuring accrual for all plans, which totaled $25 million as of January 31, 2008 and $32 million as of October 31, 2007, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays.

In the first quarter of 2008 we reduced our estimated liability relating to the consolidation of excess facilities by $4 million due to changes in the underlying property markets.

A summary of the charges in the statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Cost of products and services	$—	$3
Research and development	—	1
Selling, general and administrative	(4)	5
Total restructuring and asset impairment charges	$(4)	$9

13. SENIOR NOTES AND CREDIT FACILITY

Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes which have been included in “Other assets” in the consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the term of the senior notes.

Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the six month US dollar London inter-bank offered rate (“LIBOR”). The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The swaps are accounted for as a fair value hedge of the interest rate risk inherent in the senior notes and therefore the fair value of the swap will be recorded on our balance sheet at each period end until maturity in 2017. In addition, as a result of the fair value hedge, the senior notes are reflected on our balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At January 31, 2008, the fair value of the swap was an asset of $28 million. As a result, the carrying value of the senior notes now reflects the principal value plus the $28 million to reflect the increase in fair value attributable to interest rate risk.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. To date the company has not borrowed under the facility.

14. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Net income	$120	$150
Other comprehensive income:
Change in unrealized loss on investments	(22)	—
Change in unrealized gain (loss) on derivative instruments	(6)	8
Foreign currency translation	58	(13)
Change in deferred net pension cost	(1)	—
Deferred taxes	2	(3)
Comprehensive income	$151	$142

15. STOCK REPURCHASE PROGRAM

On November 15, 2007 our board of directors approved a stock-repurchase program of up to $2 billion of Agilent’s common stock over the next two years. As of January 31, 2008 we repurchased 6.6 million shares for $237 million, based on settlement date. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount authorized under the plan is approximately $1.76 billion.

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

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended January 31, 2008:
Total net revenue	$836	$557	$1,393
Segment income from operations	$95	$102	$197
Three months ended January 31, 2007:
Total net revenue	$796	$484	$1,280
Segment income from operations	$90	$93	$183

The following table reconciles reportable segment results to Agilent’s total enterprise results from continuing operations before taxes:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Total reportable segments’ income from operations	$197	$183
Restructuring and asset impairment	(12)	(9)
Interest income	39	50
Interest expense	(30)	(23)
Other income (expense), net	4	1
Share-based compensation	(30)	(36)
Donation to Agilent Foundation	—	(20)
Amortization of intangibles and other	(21)	(23)
Income from operations before taxes, as reported	$147	$123

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of January 31, 2008	$2,038	$1,431	$3,469
As of October 31, 2007	$2,025	$1,307	$3,332

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from continuing operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and the divestiture of our semiconductor products and semiconductor test businesses, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”) is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

For the three months ended January 31, 2008, total orders were $1.40 billion, an increase of 12 percent in comparison to the same period last year. Bio-analytical orders showed sustained momentum and increased 20 percent in the three months ended January 31, 2008 when compared to the first quarter of 2007. Electronic measurement orders grew 8 percent when compared with the same period last year.

Net revenue of $1.39 billion for the three months ended January 31, 2008 was up 9 percent from the same period last year. Bio-analytical revenues were up 15 percent in the three months ended January 31, 2008 with strength in both chemical analysis and life science end markets and good performance across all geographies. Electronic measurement revenues grew 5 percent in the three months ended January 31, 2008 from the previous year with balanced growth across both general purpose and communications end markets. In the communications test market revenues grew in Europe and Asia and were flat in the Americas compared to the first quarter of last year. Revenues from the wireless handset manufacturing test market, which had been depressed during 2007, showed improvement in the three months ended January 31, 2008 when compared to the same period last year.

 Net income for the three months ended January 31, 2008 was $120 million and $150 million for the corresponding period last year. In comparison to the same period last year, for the three months ended January 31, 2008, other income, net decreased $15 million mainly due to a reduction in interest income. Tax expense increased $54 million when compared to the first quarter of last year primarily due to the reversal of a tax reserve of $50 million in the first quarter of 2007.

In the three months ended January 31, 2008, we generated $4 million of cash from operations compared with $93 million generated in the three months of the prior year. The decrease in year-over-year operating cash was driven by a $20 million shift in the timing of our annual compensation cycle from the second quarter of 2007 to the first quarter of 2008, and an $88 million increase in tax payments.

On December 18, 2007, we completed the acquisition of Velocity11, a designer, manufacturer and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash that was used to purchase 100 percent of Velocity11’s outstanding common shares and vested common stock options. The results of operations for Velocity11 have been included in our condensed consolidated financial statements from the date of acquisition.

Looking forward, our continued focus will be to grow revenue at a faster rate than the electronic measurement and bio-analytical markets, primarily through increasing market share, expanding our served market size with new products and channels and by complementary acquisitions. Our primary strategy is to pursue profitable growth by expanding our leadership in core/adjacent markets and seeking revenue growth opportunities. Despite the weakness in U.S. capital markets and the potential slowdown of the U.S. economy, we remain cautiously optimistic about our ability to continue to meet our growth objectives and leverage our operating model.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock for the three months ended January 31, 2008 and 2007. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 28 percent to 38 percent would generally increase the value of an award and the associated compensation cost by approximately 25 percent if no other factors were changed.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the three months ended January 31, 2008 that required us to test goodwill or purchased intangibles for impairment.

Accounting for income taxes. Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As a result of the implementation, we recognize liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 5, Provision for Income Taxes, for additional information, including the effects of adoption on our consolidated financial statements.

Other critical accounting policies were unchanged in the three months ended January 31, 2008.

Adoption of New Pronouncements

See Note 3, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring and Asset Impairment

See Note 12, “Restructuring,” to the condensed consolidated financial statements for more details relating to the restructuring plans and asset impairment activity.

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

Orders and Net Revenue

	Three Months Ended January 31,		2008 over
	2008	2007	2007
	(in millions)
Orders	$1,401	$1,250	12%
Net revenue:
Products	1,161	1,065	9%
Services and other	232	215	8%
Total net revenue	$1,393	$1,280	9%

Agilent orders increased 12 percent for the three months ended January 31, 2008 compared to the same period in 2007. Our bio-analytical measurement business recorded order growth of 20 percent for the three month period ended January 31, 2008 with strong performance in all of our markets and geographies. In comparison with the prior year period, electronic measurement orders increased 8 percent for the three months ended January 31, 2008.

Agilent net revenue increased 9 percent for the three months ended January 31, 2008 compared to the same period last year. The bio-analytical measurement business achieved revenue growth of 15 percent for the three months ended January 31, 2008 with strength in both our chemical analysis and life sciences businesses.  Electronic measurement business revenues increased by 5 percent for the three months ended January 31, 2008 compared with the prior year. Both general purpose test and communications test end markets increased 5 percent as aerospace/defense, wireless and broadband markets showed solid growth in comparison to the first quarter of the prior year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three months ended January 31, 2008 increased 8 percent as compared to the same period last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Backlog

At January 31, 2008, our unfilled orders for the electronic measurement business amounted to approximately $760 million, as compared to approximately $740 million at January 31, 2007. At January 31, 2008, our unfilled orders for the bio-analytical measurement business were approximately $300 million, as compared to approximately $250 million at January 31, 2007. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months’ worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Operating Results

	Three Months Ended January 31,		2008 over
	2008	2007	2007
Gross margin on products	56.8%	56.5%	—
Gross margin on services and other	41.4%	41.4%	—
Total gross margin	54.3%	54.0%	—
Operating margin	9.6%	7.4%	2	ppts

(in millions)
Research and development	$181	$168	8%
Selling, general and administrative	$441	$428	3%

Total gross margins for the three months ended January 31, 2008 showed a slight increase compared to the same period last year.  Operating margins have increased by 2 percentage points for the three months ended January 31, 2008 compared with the same period last year.

Research and development expenses increased 8 percent for the three months ended January 31, 2008 compared to the same period last year. Approximately 4 percent of the increase has been created by the comparative weakness of the U.S. dollar and approximately 2 percent is attributable to Stratagene, a recent acquisition. Excluding the impact of these factors, the percentage of research and development expenditure to revenue fell slightly compared to the same period last year. We remain committed to bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased by 3 percent for the three months ended January 31, 2008 compared to the same period last year. An increase in expenditures in the three months ended January 31, 2008 was due to the changed timing of our annual employee compensation awards that occurred in the first quarter of 2008, as compared to a donation of $20 million made in the first quarter of 2007.  The impact of currency and the acquisition of Stratagene increased total selling, general and administrative expenses by 4 percent and 2 percent, respectively for the three months ended January 31, 2008.

At January 31, 2008, our headcount was approximately 19,400 as compared to approximately 18,800 at January 31, 2007. The increase in workforce is largely due to acquisitions.

General Infrastructure and Shared Services

We continue to streamline infrastructure operations and improve productivity. We have reduced the number of employees in our workforce that provide support services such as finance, information technology and workplace services and moved many of our global shared services operations sites to lower cost regions.

Provision for Income Taxes

For the three months ended January 31, 2008, we recorded an income tax provision of $27 million compared to an income tax benefit of $27 million in the same period last year. The income tax provision for the three months ended January 31, 2008 includes $5 million of discrete tax expense for interest and penalties. The income tax benefit for the three months ended January 31, 2007 includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. The provisions are recorded for taxes on income generated in jurisdictions other than those in which we have full valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2008, our current expectation of the annual effective tax rate is that it will be in the range of 18 to 20 percent on operations. The income tax rate for operations is 19 percent for the three months ended January 31, 2008. As noted in the previous paragraph, the tax rate for the three months ended January 31, 2008 includes discrete tax events. Excluding the impact of quarterly discrete tax adjustments, we anticipate the full-year 2008 effective tax rate on operations to be approximately 14 percent. The overall tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $909 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets. As a result of adopting FIN 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable.

The total amount of gross unrecognized tax benefits was $913 million as of January 31, 2008. Most of these gross unrecognized tax benefits would affect the effective tax rate, if realized.

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of operations. As of the date of adoption of FIN 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000.  Although the timing of the resolution of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007 or for the first quarter of 2008. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Orders and Net Revenue

	Three Months Ended January 31,		2008 over
	2008	2007	2007
	(in millions)
Orders	$843	$784	8%
Net revenue	$836	$796	5%

Orders for the three months ended January 31, 2008 grew 8 percent when compared with the same period last year.  In our communications test business we saw continued strength in wireless R&D markets, as well as solid growth in wireless manufacturing and broadband.  In our general purpose test business, sustained strength in the aerospace/defense market offset ongoing weakness in the computer and semiconductor test markets.

Revenue for the three months ended January 31, 2008 grew 5 percent when compared to the same period last year, reflecting balanced growth between our general purpose and communications test end-market segments.  Regionally, revenue from the Americas was relatively flat, revenue in Europe grew 11 percent and 6 percent in Asia, with significant year-over-year improvement in Japan.

General purpose test revenue of $496 million for the three months ended January 31, 2008 grew 5 percent year-over-year.  Within general purpose test, strength in aerospace and defense was partially offset by a decline in the computing and semiconductor test markets.   Intelligence, surveillance, and reconnaissance markets remained strong applications for radio frequency (“RF”) content, with other RF applications being used in shipboard and space-based radar, as well as communications and networking.  Computing and semiconductor test end markets were down compared to last year due to a significant decline in the parametric test market, while digital test remained fairly flat.  Other general test markets were mixed with steady growth in basic instruments and continued pressure in electronic manufacturing test markets.

Communications test revenues of $340 million for the three months ended January 31, 2008 increased 5 percent from last year.  Growth this quarter was driven by the wireless R&D and wireless manufacturing test markets, as well as broadband R&D and manufacturing test.  Weakness in the communications test market was isolated to network monitoring.   Investment in the wireless R&D test market continues to focus on high-speed applications, as well as pre-conformance and interoperability test solutions.  In addition, steady demand for WiMax test solutions and next generation cellular technologies test, such as long-term evolution, are contributing to steady demand in the communications test market.  Strength in the broadband R&D and manufacturing test market is being driven by the convergence of an all internet protocol -based network for service delivery including video, voice, data, and mobile services.

Looking forward, we project steady growth in our electronic measurement business. This growth is expected to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets), emerging cellular technologies, and continued opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, all fueled by consumer demand for voice/data/video converged services. We believe the aerospace and defense market’s overall longer-term trend of spending growth in areas of signal intelligence, communications, surveillance and information warfare bode well for longer-term growth in test and measurement sales into this market. This growth potential could be mitigated by potential slowdowns in spending on new communications technologies, governmental budgetary shifts, continued contraction in the semiconductor test market and the current overall macro-economic uncertainty in the U.S.

Operating Results

	Three Months Ended
	January 31,		2008 over
	2008	2007	2007
Gross margin	57.3%	56.8%	1	ppt
Operating margin	11.3%	11.3%	—

(in millions)
Research and development	$126	$120	5%
Selling, general and administrative	$258	$242	7%

Gross margins improved one percentage point for the three months ended January 31, 2008 compared to the same period last year.  Several factors drove the year-over-year improvement as overall volume and product mix improved while underlying overhead cost reductions were offset by increases in trade and logistics expenses and a change in the timing of our annual compensation awards cycle.

Research and development expenses for the three months ended January 31, 2008 increased 5 percent compared to the same period last year.  This increase was driven largely by the change in the timing of our annual compensation awards cycle. Excluding this increase, discretionary spending was down year-over-year.

Selling, general and administrative expenses for the three months ended January 31, 2008 increased 7 percent compared to the same period last year.  This increase was driven largely by a change in the timing of our annual compensation awards cycle.

Income from operations for the three months ended January 31, 2008 increased $5 million while our operating margin percentage remained flat when compared to the same period last year.  Higher revenues, improvements in product mix and lower discretionary spending were offset by the change in timing of our annual compensation awards cycle.

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

Orders and Net Revenue

	Three Months Ended
	January 31,		2008 over
	2008	2007	2007
	(in millions)
Orders	$558	$466	20%
Net revenue	$557	$484	15%

Our bio-analytical measurement business posted strong quarter and year-to-date results, with mid double-digit year-over-year growth on both orders and revenue with all geographies contributing to the growth. Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three months ended January 31, 2008 grew 20 percent (the Stratagene acquisition contributed 5 percent of this growth) when compared to the same period last year. Currency accounted for 4 percent of the growth in orders for the three months ended January 31, 2008 when compared to the same period last year. In our chemical analysis business, we continue to see strength from petrochemical, food and environmental markets.  In life sciences, we saw sustained demand from pharmaceutical and biotechnology companies, contract research organizations, academic and government markets.

Revenue for the three months ended January 31, 2008 grew 15 percent year-over-year with strong results seen across both life sciences and chemical analysis end markets. These results include the impact of the Stratagene acquisition. We expect Stratagene’s core strengths to allow us to better serve life sciences customers through synergies enabling us to enhance our mutual product offerings and improve specific application solutions. Stratagene contributed 5 percent of this growth for the three months ended January 31, 2008. Currency accounted for approximately 4 percent of the growth in revenues in the three months ended January 31, 2008 when compared to the same period last year. We had solid quarterly growth across all geographies with the Americas up 14 percent, Europe up 16 percent and Asia up 16 percent year-over-year. In life sciences, we saw solid performance across the pharmaceutical and biotechnology markets as well as the academic and government markets.  In chemical analysis, our sales in the petrochemical, environmental and food safety markets performed well.  Proprietary supplies saw double-digit quarterly growth with strength across both liquid chromatography (“LC”) and gas chromatography (“GC”) columns with applications in both the life sciences and chemical analysis businesses.

Chemical analysis revenue grew 9 percent for the three months ended January 31, 2008, reflecting solid growth in all major end markets. Excluding materials science, chemical analysis grew 11 percent.  Chemical analysis continued to see good demand for petrochemical, food and environmental testing solutions.  High petrochemical profits continued to drive capital investments in both instrument replacements and upgrades.  Environmental, one of our larger markets saw steady revenue growth for the three months ended January 31, 2008. This performance was driven by increased testing of drinking water, solid waste testing and air monitoring—especially in China and India. Forensics, our smallest market in chemical analysis, saw sluggish growth in the U.S. as weak federal budgets and flat spending in Europe drove results.  Revenue was relatively flat in the three months ended January 31, 2008 compared to the prior year.  Petrochemical also grew consistently with year-over-year revenue growth in the first quarter as customers transitioned to our new GC and gas chromatography/mass spectrometry (‘‘GC/MS”) products.  We are also benefitting from system replacements in Americas and Europe, construction of new refineries in India and China, and worldwide demand for alternative fuels such as bio-diesel.  Food testing also posted strong revenue growth in the three months ended January 31, 2008.  Growth in this sector was driven by recent food safety issues in the U.S causing updated regulations in China, Malaysia and India and by overall increases made to regulatory standards worldwide.

In life sciences, we saw good demand from pharmaceutical and biotechnology companies, contract research organizations, academic and government markets.  For the three months ended January 31, 2008, both our pharmaceutical and biotech market and our academic and government market grew at a strong rate. Our academic and government revenues nearly doubled including the Stratagene acquisition.  Our acquisition of Stratagene is bolstering our coverage in academia and government customer accounts.  Academic research is moving toward the use of high-end mass spectrometry instrumentation to answer complex biological questions and enhance research on proteins, peptides, and small molecules.  The market continues to see more partnerships and collaborations between not-for-profit organizations and big pharma and biotech.  In Asia Pacific, governments are investing in the modernization of their healthcare systems and in improving the quality of pharmaceuticals they produce.  In the U.S., National Institutes of Health (“NIH”) funding appears to be flat to declining—making it difficult for suppliers of instruments and life sciences tools to grow significantly in this space.  From a product perspective, revenue growth for this market segment was driven by demand for our new 7890 GC platform, GC/MS system , inductively coupled plasma mass spectrometry (“ICP-MS”) based solutions, bioanalyzers and qualitative polymerase chain reaction (“QPCR”) platforms (reagents and instrumentation).  We also see sustained performance from our 1200-series LC platform, particularly the rapid resolution system, high-performance LC columns, single quad-, triple quad, quadrupole time of flight mass spectrometers, and microarrays.

Looking forward, we expect our chemical analysis market growth to be driven by investments in food safety on a global basis and in environmental testing in China, India and selected Eastern European countries.  Our liquid and gas chromatography mass spectrometry systems are well positioned to address these market needs.  In life sciences we are uniquely positioned with our recent acquisitions to expand the range of our technology offering along the life sciences workflow. Workflow solutions can span from sample delivery and preparation through sample measurement to data analysis and management. In addition, our ongoing expansion of the liquid chromatograph / mass spectroscopy (“LC/MS”) portfolio, augmented with focused R&D programs will enable Agilent to address the high-growth proteomics and metabolomics market needs.

Operating Results

	Three Months Ended
	January 31,		2008 over
	2008	2007	2007
Gross margin	54.0%	53.6%	—
Operating margin	18.3%	19.2%	(1	)ppt

(in millions)
Research and development	$48	$39	24%
Selling, general and administrative	$151	$128	18%

For the three months ended January 31, 2008, gross margins were relatively flat compared to the same period last year.   In the first quarter, a change in the timing of our annual compensation awards cycle, unfavorable volume mix and one-time inventory revaluation charges from the Velocity11 acquisition impacted gross margins.

Research and development expenses grew 24 percent for the three months ended January 31, 2008, compared to the same period last year, of which Stratagene accounted for 10 percent of this growth.  Excluding Stratagene, this growth was driven by a change in the timing of our annual compensation awards cycle, by our investments in research and development facilities in life sciences and higher general infrastructure costs. The change in the timing of our annual compensation cycle accounted for 2 percent of the growth in expense for the three months ended January 31, 2008 compared to the same period last year.

Selling, general and administrative expenses increased 18 percent for the three months ended January 31, 2008 compared to the same period last year, of which Stratagene accounted for 8 percent of this growth. The remaining increase was due to a change in the timing of our annual compensation awards cycle, higher sales commissions, investments in marketing programs, and higher general infrastructure costs. The change in the timing of our annual compensation cycle accounted for 3 percent of the growth in expense for the three months ended January 31, 2008 compared with the same period last year.

For the three months ended January 31, 2008, operating margins declined 1 percentage point compared to the same period a year ago. This decrease was due to one-time costs related to acquisitions and increased selling, general, and administrative investments to foster growth.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2008 consisted of cash and cash equivalents of $1,385 million and short-term investments of $172 million as compared to $1,826 million and zero as of October 31, 2007 respectively.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $4 million in the first quarter of 2008 compared to $93 million provided in the same period in 2007. In the first quarter of 2008, we paid approximately $123 million under our variable pay programs, as compared to $93 million paid out during the same period of 2007. The higher cash payouts in the first quarter of 2008 as compared to same period last year were due to bonus payments of $20 million that last year occurred in the second quarter of the year. We also paid approximately $107 million in taxes in the first quarter of 2008 as compared to $19 million in the same period in 2007.  Higher tax payments in the first quarter of 2008 were primarily on account of one-time taxes related to the transfer of intellectual property between affiliated entities. Looking forward to the remainder of the year, we expect to generate sufficient cash from operations to fund our operations and investments in property, plant and equipment.

In the three months ended January 31, 2008, accounts receivable generated cash of $30 million as compared to $26 million in the same period in 2007. Agilent revenues increased by approximately 9 percent in the first three months of 2008 as compared to the same period in 2007. However, days sales outstanding remained unchanged at 47 days as of January 31, 2008 compared to the same period, a year ago. Accounts payable used cash of $15 million for the three months ended January 31, 2008 compared to cash used of $65 million in the same period in 2007. Cash used for inventory was $31 million for the three months ended January 31, 2008 compared to cash used of $20 million in the same period in 2007. Inventory days on-hand decreased to 95 days as of January 31, 2008 compared to 99 days as of the end of the same period last year reflecting the continued improvement in inventory management.

We contributed approximately $2 million to our U.S. defined benefit plans in the first three months of 2008, compared to $8 million in the first quarter of 2007. We contributed approximately $10 million to our non-U.S. defined benefit plans in the first three months of 2008 compared to $9 million in the first quarter of 2007. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in the three months ended January 31, 2008 were approximately $12 million or approximately 29 percent less than in the same period in 2007. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $30 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2008 was $295 million compared to $93 million used in the same period of 2007. Investments in property, plant and equipment were $34 million in the first three months of 2008, as compared to investment of $37 million for same period in 2007. We believe that total capital expenditures for the current year will be approximately $174 million compared to capital expenditures during last year of $154 million. Proceeds from sale of property, plant and equipment were $14 million in the three months ended January 31, 2008 as compared to $1 million in the same period of 2007. In the first three months of 2008, we invested $113 million in acquisitions and intangible assets, net of cash acquired, primarily related to Velocity11, compared to $70 million during the same period of 2007. In the first three months of 2008, restricted cash, cash equivalents and investments, net decreased by approximately $14 million compared to $1 million in 2007.

In December 2007, the company reclassified a $255 million investment from cash equivalents to short-term investments.  During the first quarter Agilent liquidated a portion of this investment realizing losses of $1 million on the sale of short-term investments, and recognized an additional $2 million unrealized mark-to-market loss in stock-holders equity.  As of January 31, 2008, Agilent held the remainder of the investment, $172 million, in short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2008 was $168 million compared to $169 million used in the same period of 2007.

In the first quarter of 2008 our board of directors authorized a new stock repurchase program of up to $2 billion. We repurchased approximately 6.6 million shares for $237 million during the first three months of 2008, based on settlement date, as compared to approximately 7.6 million shares for approximately $254 million during the same period in 2007 under a different program. We may borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in this fiscal year and the next. Proceeds from the issuance of common stock under employee stock plans were $69 million in first three months of 2008 compared to $85 million during the same period of 2007.

During the first quarter of 2008, subsequent to the execution of the Related Agreement, we reclassified the $1.5 billion obligation of World Trade as short-term debt on our condensed consolidated balance sheet. The maturity date of the obligation is January 2011. We have also reclassified our related restricted cash of $1,578 million as a current asset on our condensed consolidated balance sheet. If it is determined that a repayment is to be made under the Related Agreement in settlement of the debt then we would have 120 days in which to repay it. See Note 7 “Restricted Cash & Cash Equivalents and Short-Term Debt” for further information.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. To date the company has not borrowed under the facility.

Other

As a result of adopting FIN 48, $439 million of taxes payable are recorded in long term liabilities as of January 31, 2008. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2007 Annual Report on Form 10-K to our contractual commitments in the first quarter of fiscal year 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under specific circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 62 percent and 61 percent of our revenues were generated in U.S. dollars during the first quarter of 2008 and 2007, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2008, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent).  Defendants in these cases have moved to dismiss the amended complaints.  Plaintiffs have also moved for class certifications in these test cases, which the defendants in these cases have opposed.  No hearing dates have been set.  Discovery is also proceeding in these cases. It is uncertain if or when there will be any revised or future settlement. Under our separation agreements with Hewlett-Packard Company (“HP”), HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the litigation against Agilent continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that Agilent will be required to pay any material amount is remote.

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

                In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in our fiscal year 2006, we completed the divestiture of our semiconductor products business and spin-off of our semiconductor test solutions business, and last year we completed several acquisitions, including the acquisition of Stratagene Corporation in our third fiscal quarter. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

                Some of our properties are undergoing remediation by the Hewlett-Packard Company (“HP”) for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations. In addition, the determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation.

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

                A number of our products from our bio-analytical measurement business are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non-compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions, increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers or the inability to sell our products.

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

                Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore we have not included any tax for this item in our tax provision for 2007 or for the first quarter of 2008. We have filed a formal protest and requested a conference with the Appeals Office of the IRS and have opposed this claim, and most of the other claimed adjustments proposed in the RAR, vigorously. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

We have restructured our World Trade financing arrangement, which has increased the cost to us of this arrangement and we may have to restructure this arrangement in the future, which may further increase the cost to us. We also may be subject to the risk that our current financing arrangements could be accelerated prior to their scheduled repayment date.

                In January 2006, Agilent Technologies World Trade, Inc. (“World Trade”), a wholly-owned subsidiary of Agilent, entered into a Master Repurchase Agreement and related Confirmation (together, the “Original Repurchase Agreement”) with Fenway Capital, LLC (the “Counterparty”) pursuant to which World Trade sold to the Counterparty, for an aggregate purchase price of $1.5 billion, 15,000 Class A Preferred Shares of its wholly-owned subsidiary, Agilent Technologies (Cayco) Limited (the “Purchased Securities”), having an aggregate liquidation preference of $1.5 billion. Pursuant to the Original Repurchase Agreement, World Trade is obligated to repurchase the preferred shares for 100 percent of their aggregate liquidation preference in January 2011.

                On September 10, 2007, World Trade entered into an amendment to the Original Repurchase Agreement (the “Amended Repurchase Agreement”) and certain of the related agreements and a Novation Agreement in order to substitute Ebbets Funding PLC as the Counterparty at the request of Merrill Lynch Capital Corporation (“Merrill Lynch”). On November 16, 2007, World Trade entered into a further amendment to the Amended Repurchase Agreement (such Amended Repurchase Agreement as amended, the “Repurchase Agreement”) and certain of the related agreements and a Novation Agreement in order to substitute Belmont Funding LLC as the Counterparty at the request of Merrill Lynch. On December 7, 2007, Agilent and World Trade entered into a further amendment to the Repurchase Agreement among Agilent, Merrill and World Trade (the “Related Agreement”). Pursuant to the terms of the Repurchase Agreement and Related Agreement, World Trade is obligated to make quarterly payments to the Counterparty at a rate per annum equal to either (i) the cost of funds to the Counterparty plus 20 basis points, or (ii) three-month LIBOR plus 52 basis points

                As provided in Related Agreement, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. Agilent may restructure the terms of this transaction or may pursue a new transaction to replace this transaction. There can be no assurances as to the timing or terms of any such restructuring or new transaction, and any such restructuring or new transaction may result in an increase in the cost of this transaction to Agilent.

We have issued $600 million in a debt offering and entered into a credit facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

                In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million. To date, we have not borrowed under the credit facility but we may borrow in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, repurchases of our outstanding shares of common stock or expansion of our business.

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

In addition, if Merrill Lynch were to accelerate the date of repurchase of all or any portion of the Purchased Securities pursuant to our World Trade financing arrangement, we may have to repatriate overseas cash and/or borrow additional funds to fulfill the cash requirements imposed by the need to repay the $1.5 billion obligation within 120 days of the notice of acceleration. The costs associated with a repatriation and/or borrowing of additional funds within the above-mentioned 120 day period could result in an adverse impact to our business operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2008.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2007 through Nov. 30, 2007	1,143,200	$37.03	1,143,200	$1958
Dec. 1, 2007 through Dec. 31, 2007	2,008,840	$37.15	2,008,840	$1883
Jan. 1, 2008 through Jan. 31, 2008	3,809,353	$34.89	3,809,353	$1750
Total	6,961,393	$35.90	6,961,393

(1)                                  On November 15, 2007, our Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.

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

Dated: March 7, 2008	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: March 7, 2008	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

First Amendment, dated as of March 3, 2008, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.

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