Form 10-Q
period 2008-04-30
AGILENT TECHNOLOGIES INC
filed 2008-06-05
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐   NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING APRIL 30, 2008
COMMON STOCK, $0.01 PAR VALUE	360,108,255 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net revenue:
Products	$1,214	$1,095	$2,375	$2,160
Services and other	242	225	474	440
Total net revenue	1,456	1,320	2,849	2,600
Costs and expenses:
Cost of products	512	461	1,013	924
Cost of services and other	137	129	273	255
Total costs	649	590	1,286	1,179
Research and development	183	173	364	341
Selling, general and administrative	433	426	874	854
Total costs and expenses	1,265	1,189	2,524	2,374
Income from operations	191	131	325	226
Interest income	27	44	66	94
Interest expense	(29)	(22)	(59)	(45)
Other income (expense), net	7	3	11	4
Income before taxes	196	156	343	279
Provision for income taxes	23	33	50	6
Net income	$173	$123	$293	$273

Net income per share – basic:	$0.48	$0.31	$0.80	$0.67
Net income per share – diluted:	$0.47	$0.30	$0.78	$0.66

Weighted average shares used in computing net income per share:
Basic	363	402	367	405
Diluted	370	413	376	416

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,710	$1,826
Short-term investments	30	—
Accounts receivable, net	791	735
Inventory	674	643
Restricted cash and cash equivalents	1,572	—
Other current assets	408	467
Total current assets	5,185	3,671
Property, plant and equipment, net	809	801
Goodwill	630	558
Other intangible assets, net	237	178
Restricted cash and cash equivalents	12	1,615
Long-term investments	274	194
Other assets	527	537
Total assets	$7,674	$7,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$323
Employee compensation and benefits	433	432
Deferred revenue	321	249
Income and other taxes payable	106	522
Short-term debt	1,752	—
Other accrued liabilities	120	137
Total current liabilities	3,044	1,663
Long-term debt	—	1,500
Senior notes	622	587
Retirement and post-retirement benefits	121	141
Other long-term liabilities	731	429
Total liabilities	4,518	4,320
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 556 million shares at April 30, 2008 and 551 million shares at October 31, 2007 issued	6	6
Treasury stock at cost; 196 million shares at April 30, 2008 and 181 million shares at October 31, 2007	(6,969)	(6,469)
Additional paid-in-capital	7,251	7,117
Retained earnings	2,391	2,172
Accumulated other comprehensive income	477	408
Total stockholders’ equity	3,156	3,234
Total liabilities and stockholders’ equity	$7,674	$7,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$293	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	93
Share-based compensation	49	76
Deferred taxes	58	(8)
Excess and obsolete inventory-related charges	8	8
Translation gain from liquidation of a subsidiary	(25)	—
Asset impairment charges	3	4
Net loss (gain) on sale of investments	4	(2)
Net loss (gain) on sale of assets	1	(6)
Other	2	1
Changes in assets and liabilities:
Accounts receivable	(25)	(4)
Inventory	(36)	(30)
Accounts payable	19	(31)
Employee compensation and benefits	—	10
Income taxes and other taxes payable	(99)	15
Other current assets and liabilities	67	55
Other long-term assets and liabilities	(90)	(59)
Net cash provided by operating activities	329	395
Cash flows from investing activities:
Investments in property, plant and equipment	(71)	(79)
Proceeds from sale of property, plant and equipment	14	8
Purchase of investments	(255)	—
Proceeds from sale of investments	114	12
Change in restricted cash and cash equivalents, net	31	2
Purchase of minority interest	(14)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(130)	(72)
Net cash used in investing activities	(311)	(129)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	84	147
Proceeds from revolving credit facility	250	—
Treasury stock repurchases	(500)	(636)
Net cash used in financing activities	(166)	(489)

Effect of exchange rate movements	32	11

Net decrease in cash and cash equivalents	(116)	(212)

Cash and cash equivalents at beginning of period	1,826	2,262
Cash and cash equivalents at end of period	$1,710	$2,050

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Long-term investments as of October 31, 2007 have been reclassified from other assets to conform to the more detailed presentation used in 2008.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2008 and October 31, 2007, condensed consolidated statement of operations for the three and six months ended April 30, 2008 and 2007, and condensed consolidated statement of cash flows for the six months ended April 30, 2008 and 2007.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and was effective for Agilent on November 1, 2007.  See Note 5, “Provision for Taxes”, for additional information, including the effects of adoption on our consolidated financial statements.

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements for items within the scope of FSP No. 157-2 which will become effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting FSP No. 142-3 on our consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions, except		(in millions, except
	per share data)		per share data)
Cost of products	$4	$11	$11	$21
Research and development	3	8	8	14
Selling, general and administrative	12	21	30	41
Total share-based compensation expense	$19	$40	$49	$76

Impact on net income per share:
Basic	$0.05	$0.10	$0.13	$0.19
Diluted	$0.05	$0.10	$0.13	$0.18

Share-based compensation capitalized within inventory at April 30, 2008 and 2007 was zero and $1 million, respectively. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and six months ended April 30, 2008 and 2007.

The following assumptions were used during the three and six months ended April 30, 2008 and 2007 to estimate the fair value of the options granted, ESPP purchases and a LTPP grant. During the three months ended April 30, 2008, no grants were made under any of our share-based payment award plans as reflected in the assumption table below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Stock Option Plans:
Weighted average risk-free interest rate	—	4.4%	3.2%	4.6%
Dividend yield	—	0%	0%	0%
Weighted average volatility	—	26%	33%	30%
Expected life	—	4.6 yrs	4.6 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	—	—	3.8%	4.8%
Dividend yield	—	—	0%	0%
Weighted average volatility	—	—	32%	32%
Expected life	—	—	0.5-1 yr	0.5-2 yrs

LTPP:
Volatility of Agilent shares	—	30%	27%	31%
Volatility of selected peer-company shares	—	15%-57%	17%-52%	15%-57%
Price-wise correlation with selected peers	—	29%	24%	29%

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

The expected stock price volatility assumption for employee stock option awards and our ESPP was determined using the implied volatility for the six months ended April 30, 2008 and 2007. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

5. PROVISION FOR TAXES

We recorded $23 million and $50 million of income tax provision for the three and six months ended April 30, 2008. The tax provision for the three and six months ended April 30, 2008 both include a benefit of $12 million for effectively settled issues related to foreign audits. The tax provision for the three and six months ended April 30, 2008 include a benefit of $2 million and expense of $3 million, respectively, for interest and penalties. The income tax provision for the six months ended April 30, 2007 includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. The provision for taxes was recorded for income generated in jurisdictions other than the U.S., U.K. and the Netherlands in which we have valuation allowances. We intend to maintain partial or full valuation allowances in the U.S., U.K. and the Netherlands until sufficient positive evidence exists to support the reversal of the valuation allowances.

Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN No. 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $909 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets when appropriate. As a result of adopting FIN No. 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable. Most of these gross unrecognized tax benefits would affect the effective tax rate, if realized.

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of operations. As of the date of adoption of FIN No. 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000.  Although the timing and outcome of audit settlements is highly uncertain, we do not believe that the unrecognized tax benefits would materially change in the next 12 months.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for either of the first two quarters of 2008. We have filed a formal protest and expect to meet with the Appeals Office of the IRS. In the protest, we have vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
Numerator:
Net income	$173	$123	$293	$273
Denominators:
Basic weighted-average shares	363	402	367	405
Potentially dilutive common stock equivalents	7	11	9	11
Diluted weighted-average shares	370	413	376	416

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Options to purchase shares of common stock (in millions)	19	7	7	7
Weighted-average exercise price	$36	$44	$45	$44
Average common stock price	$31	$33	$33	$33

7. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

  The following table summarizes the company’s short-term debt as of April 30, 2008:

April 30, 2008
(in millions)
World Trade debt	$1,500
Credit facility	250
Other	2
Total short-term debt	$1,752

Short-Term Debt

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to the counterparty, having an aggregate liquidation preference of $1.5 billion (the “Purchased Securities”).

On December 7, 2007, Agilent and World Trade entered into an amendment to the Repurchase Agreement among Agilent, Merrill Lynch Capital Corporation (“Merrill Lynch”) and World Trade (the “Related Agreement”). As provided in the Related Agreement, World Trade is obligated to make quarterly payments to the counterparty at a rate per annum equal to either (i) the cost of funds to the counterparty plus 20 basis points, or (ii) three-month London inter-bank offered rate (“LIBOR”) plus 52 basis points. Also, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. Due to this amendment, in the first quarter of 2008, we reclassified the $1.5 billion debt owed by World Trade from long-term to short-term debt in our condensed consolidated balance sheet. On March 18, 2008, World Trade received a notice from Merrill Lynch that it had accelerated the obligation to repurchase the Purchased Securities to July 16, 2008 at a repurchase price of $1.5 billion.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of April 30, 2008, we had an outstanding balance of $250 million on the credit facility and it has been classified as short-term debt in our condensed consolidated balance sheet. On May 20, 2008 we paid the outstanding balance in full. Should further borrowings be made under the facility and the World Trade repurchase obligation is not satisfied on or before June 16, 2008, an “event of default” will occur under the credit agreement.  If an event of default occurred, the lenders would have the option to make any outstanding borrowings under the credit facility immediately due and payable.

Short-Term Restricted Cash & Cash Equivalents

As of April 30, 2008, $1,572 million was reported as short-term restricted cash and cash equivalents on our condensed consolidated balance sheet. This amount consists of short-term restricted commercial paper maintained in connection with our obligations per the Repurchase Agreement mentioned above.

8. INVENTORY

	April 30, 2008	October 31, 2007
	(in millions)
Finished goods	$328	$313
Work in progress	50	44
Raw materials	296	286
Total inventory	$674	$643

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2008:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill as of October 31, 2007	$317	$241	$558
Foreign currency translation impact	22	—	22
Goodwill arising from acquisitions	6	44	50
Goodwill as of April 30, 2008	$345	$285	$630

The components of other intangibles as of April 30, 2008 and October 31, 2007 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2007:
Purchased technology	$280	$173	$107
Trademark/tradename	31	1	30
Customer relationships	82	41	41
Total	$393	$215	$178
As of April 30, 2008:
Purchased technology	$349	$190	$159
Trademark/tradename	31	2	29
Customer relationships	98	49	49
Total	$478	$241	$237

We recorded $50 million of goodwill and $85 million of other intangibles during the six months ended April 30, 2008, related primarily to three acquisitions and a purchase of the remaining unowned portion of a joint venture. The larger acquisition is described below.  Pro forma disclosures are not presented for these acquisitions, as they are not required.

On December 18, 2007, we completed the acquisition of  Velocity11, a designer, manufacturer, and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash used to purchase 100 percent of Velocity11’s outstanding common shares and vested common stock options that Velocity11 employees held on the close date.

Amortization of intangible assets was $13 million and $26 million for the three and six months ended April 30, 2008 and $8 million and $16 million for the same periods in the prior year.  Future amortization expense related to existing purchased intangible assets is estimated to be $25 million for the remainder of 2008, $44 million for 2009, $39 million for 2010, $36 million for 2011, $29 million for 2012, $18 million for 2013 and $46 million thereafter.

10. INVESTMENTS

The following table summarizes the company’s investments as of April 30, 2008 and October 31, 2007:

	April 30, 2008	October 31, 2007
	(in millions)
Short-Term
Available-for-sale investments	$30	$—
Total	$30	$—
Long-Term
Cost method investments	$22	$24
Trading securities	63	72
Available-for-sale investments	189	98
Total	$274	$194

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

Available-for-sale investments at estimated fair value were as follows as of April 30, 2008 and October 31, 2007:

	April 30, 2008				October 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$136	$—	$(4)	$132	$—	$—	$—	$—
Equity securities	4	11	—	15	4	22	—	26
Other	61	11		72	55	17		72
	$201	$22	$(4)	$219	$59	$39	$—	$98

Other represents shares we own in two special funds that target underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities.  These funds are held for employee benefits in Germany.

In February 2008, Agilent traded an externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale.  Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of April 30, 2008 or that will be realized in the future.

Contractual maturities of available-for-sale debt securities were as follows at April 30, 2008:

	Cost	Estimated Fair Value
	(in millions)

Due in less than 1 year	$32	$30
Due in 1-5 years	63	61
Due after 5 years	41	41
	$136	$132

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment.

Charges related to other than temporary impairments were $2 million and zero for the three months ended April 30, 2008 and 2007, respectively. For the six months ended April 30, 2008 and 2007, charges related to other than temporary impairments were $2 million for both periods. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

Unrealized losses on our trading securities portfolio were $6 million and zero for the three months ended April 30, 2008 and 2007, respectively. For the six months ended April 30, 2008 and 2007, unrealized gains and losses on our trading securities were unrealized losses of $8 million and unrealized gains of $4 million, respectively. These amounts have been included in other income (expense), net in the condensed consolidated statement of operations.

Realized losses from the sale of available-for-sale securities were $3 million and zero for the three months ended April 30, 2008 and 2007, respectively. Realized gains and losses from the sale of available-for-sale securities were $4 million and $2 million for the six months ended April 30, 2008 and 2007, respectively. Realized gains and losses from the sale of cost method securities were immaterial for the three and six months ended April 30, 2008 and 2007, respectively. These amounts have been included in other income (expense), net in the condensed consolidated statement of operations.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2008 and 2007, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost—benefits earned during the period	$9	$10	$10	$9	$1	$1
Interest cost on benefit obligation	9	10	19	16	7	7
Expected return on plan assets	(14)	(14)	(28)	(23)	(8)	(7)
Amortization and deferrals:
Actuarial (gain) loss	(3)	(1)	5	8	—	—
Prior service cost	—	—	—	—	(3)	(2)

Total net plan (income) costs	$1	$5	$6	$10	$(3)	$(1)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost—benefits earned during the period	$18	$20	$19	$18	$2	$2
Interest cost on benefit obligation	19	20	38	32	14	14
Expected return on plan assets	(28)	(28)	(55)	(46)	(16)	(14)
Amortization and deferrals:
Actuarial (gain) loss	(6)	(2)	10	16	—	—
Prior service cost	—	—	—	—	(6)	(4)

Net plan costs (income)	3	10	12	20	(6)	(2)

Curtailments and settlements	—	(1)	—	—	—	—

Total net plan (income) costs	$3	$9	$12	$20	$(6)	$(2)

For the U.S. plans, because of lump sum payouts during the six  months ended April 30, 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

We contributed approximately zero and $2 million to our U.S. defined benefit plans during the three and six months ended April 30, 2008 and zero and $8 million respectively, for the same periods in 2007. We contributed approximately $9 million and $19 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2008 and $7 million and $16 million, respectively, for the same periods in 2007. We expect to contribute approximately $21 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008.

12. WARRANTIES

We accrue for warranty costs in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. Our warranty terms typically extend for one year from the date of delivery.

	FY 2008	FY 2007
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	25	29
Changes in estimates	(1)	(1)
Settlements made during the period	(25)	(28)
Ending balance as of April 30,	$28	$29

13. RESTRUCTURING

Our FY2005 Plan, announced in the fourth quarter of 2005, is largely complete.  The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next four years.

A summary of restructuring activity for the six months ended April 30, 2008 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance as of October 31, 2007	$1	$31	$32
Income statement expense	—	(4)	(4)
Cash payments	(1)	(7)	(8)
Ending balance as of April 30, 2008	$—	$20	$20

The restructuring accrual for all plans, which totaled $20 million as of April 30, 2008 and $32 million as of October 31, 2007, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays.

In the first quarter of 2008 we reduced our estimated liability relating to the consolidation of excess facilities by $4 million due to changes in the underlying property markets.

A summary of the charges in the statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Cost of products	$—	$3	$—	$6
Research and development	—	—	—	1
Selling, general and administrative	—	4	(4)	9
Total restructuring and asset impairment charges	$—	$7	$(4)	$16

14. SENIOR NOTES

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes which have been included in “Other assets” in the condensed consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the term of the senior notes.

Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the six month US dollar London inter-bank offered rate (“LIBOR”). The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The swaps are accounted for as a fair value hedge of the interest rate risk inherent in the senior notes and therefore the fair value of the swap will be recorded on our balance sheet at each period end until maturity in 2017. In addition, as a result of the fair value hedge, the senior notes are reflected on our balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At April 30, 2008, the fair value of the swap was an asset of $24 million. As a result, the carrying value of the senior notes now reflects the issued value plus the $24 million to reflect the increase in fair value attributable to interest rate risk.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended April 30,
	2008	2007
	(in millions)
Net income	$173	$123
Other comprehensive income:
Change in unrealized gain on investments	1	1
Change in unrealized gain (loss) on derivative instruments	14	(6)
Translation gain reclassified into earnings related to liquidation of a subsidiary	(25)	—
Foreign currency translation	56	58
Change in deferred net pension cost	(2)	—
Deferred taxes	(6)	—
Comprehensive income	$211	$176

	Six Months Ended April 30,
	2008	2007
	(in millions)
Net income	$293	$273
Other comprehensive income:
Change in unrealized gain (loss) on investments	(21)	1
Change in unrealized gain on derivative instruments	8	2
Translation gain reclassified into earnings related to liquidation of a subsidiary	(25)	—
Foreign currency translation	114	45
Change in deferred net pension cost	(3)	—
Deferred taxes	(4)	(3)
Comprehensive income	$362	$318

16. STOCK REPURCHASE PROGRAM

On November 15, 2007 our Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over the next two years. The following repurchases under the above program were completed in the periods presented below:

Three months ended	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
January 31, 2008	6.6	$237
April 30, 2008	8.3	263
Program to date as of April 30, 2008	14.9	$500

All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the plan is $1.5 billion.

17. SEGMENT INFORMATION

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

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended April 30, 2008:
Total net revenue	$900	$556	$1,456
Segment income from operations	$140	$92	$232
Three months ended April 30, 2007:
Total net revenue	$857	$463	$1,320
Segment income from operations	$121	$76	$197

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Six months ended April 30, 2008:
Total net revenue	$1,736	$1,113	$2,849
Segment income from operations	$235	$194	$429
Six months ended April 30, 2007:
Total net revenue	$1,653	$947	$2,600
Segment income from operations	$211	$169	$380

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in millions)
Total reportable segments’ income from operations	$232	$197	$429	$380
Restructuring and asset impairment	(6)	(10)	(18)	(19)
Share-based compensation	(19)	(40)	(49)	(76)
Donation to Agilent Foundation	—	—	—	(20)
Net translation gain from liquidation of a subsidiary	11	—	11	—
Interest income	27	44	66	94
Interest expense	(29)	(22)	(59)	(45)
Other income (expense), net	(4)	3	—	4
Amortization of intangibles and other	(16)	(16)	(37)	(39)
Income from operations before taxes, as reported	$196	$156	$343	$279

In the three months ended April 30, 2008 we liquidated a subsidiary and recorded a net translation gain of $11 million which consists of $25 million cumulative translation gain offset by a $14 million loss on a net investment hedge.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of April 30, 2008	$2,121	$1,476	$3,597
As of October 31, 2007	$2,025	$1,307	$3,332

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

For the three and six months ended April 30, 2008, total orders were $1.52 billion and $2.93 billion, respectively, an increase of  9 percent and 10 percent in comparison to the same periods last year. For the three and six months ended April 30, 2008 order growth of 2 percentage points was attributable to the Stratagene and Velocity11 acquisitions, which closed  in June 2007 and December 2007, respectively.  The impact of currency accounted for a further 4 percentage points of order growth for Agilent in both of the three and six months ended April 30, 2008, when compared to 2007.

Net revenue of $1.46 billion and $2.85 billion for the three and six months ended April 30, 2008 was up 10 percent for both the three and six months when compared to the same periods last year. The Stratagene and Velocity11 acquisitions contributed 2 percentage points of revenue growth in both the three and six months ended April 30, 2008 when compared to 2007. The variation of currency accounted for approximately 4 percentage points of the revenue growth in both the three and six months ended April 30, 2008 when compared to the prior year.

Net income for the three and six months ended April 30, 2008 was $173 million and $293 million, respectively, and $123 million and $273 million for the corresponding periods last year.  For the three and six months ended April 30, 2008, interest income decreased $17 million and $28 million, respectively. The decrease in interest income is due to the decrease in interest rates as compared to last year. Currency had no net impact in the year-over-year comparison of net income in the three and six months ended April 30, 2008.

In the six months ended April 30, 2008, we generated $329 million of cash from operations compared with $395 million generated in the six months of the prior year. The decrease in year-over-year operating cash was mainly driven by higher tax payments related to the transfer of intellectual property between affiliated entities.

 Looking forward, our continued focus will be to grow revenue at a faster rate than the electronic measurement and bio-analytical markets, primarily through increasing market share, expanding our served market size with new products and channels and by complementary acquisitions. Our primary strategy is to pursue profitable growth by expanding our leadership in core/adjacent markets and seeking revenue growth opportunities. Despite the weakness in U.S. capital markets and the slowdown of the U.S. economy, we remain cautiously optimistic about our ability to continue to meet our growth objectives and leverage our operating model. We have built flexibility into our operating model to allocate resources to market and regional opportunities and continue to increase the variability of our cost structure and focus on the reduction of infrastructure expenses.

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

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock awards. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 28 percent to 38 percent would generally increase the value of an award and the associated compensation cost by approximately 25 percent if no other factors were changed.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the six months ended April 30, 2008 that required us to test goodwill or purchased intangibles for impairment.

Accounting for income taxes. Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result of the implementation, we recognize liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 5, “Provision for Taxes”, for additional information, including the effects of adoption on our consolidated financial statements.

Other critical accounting policies were unchanged in the three and six months ended April 30, 2008.

Adoption of New Pronouncements

See Note 3, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring and Asset Impairment

See Note 13, “Restructuring,” of the condensed consolidated financial statements for more details relating to the restructuring plans and asset impairment activity.

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

Results from Operations

In the beginning of the third quarter of 2007, we moved the nanotechnology measurement business from the electronics measurement segment to the bio-analytical measurement segment to more closely align with the new materials sciences business in that segment. All segment numbers have been restated historically.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$1,524	$1,400	$2,925	$2,650	9%	10%
Net revenue:
Products	$1,214	$1,095	$2,375	$2,160	11%	10%
Services and other	242	225	474	440	8%	8%
Total net revenue	$1,456	$1,320	$2,849	$2,600	10%	10%

Agilent orders increased 9 percent and 10 percent for the three and six months ended April 30, 2008, respectively, compared to the same periods in 2007. The bio-analytical measurement business maintained consistent order growth of 21 percent for both the three and six month periods ended April 30, 2008. Stratagene and Velocity11 accounted for 7 percentage points of this order growth in both the three and six months ended April 30, 2008 when compared to the prior year. Currency variation accounted for an additional 8 percentage points and 7 percentage points in the order growth of the bio-analytical business in the three and six months ended April 30, 2008, respectively, when compared to 2007. Electronic measurement orders grew modestly by 2 percent and 5 percent, respectively, for the three and six months ended April 30, 2008 with market and regional variation in demand. Currency variation accounted for 2 percentage points and 3 percentage points of order growth for the three and six months ended April 30, 2008, respectively, when compared to the prior year.

Agilent net revenue increased 10 percent for both the three and six months ended April 30, 2008, compared to the same periods last year. The bio-analytical measurement business achieved revenue growth of 20 percent and 18 percent, respectively, for the three and six months ended April 30, 2008 with strength in both our chemical analysis and life sciences businesses and in all geographies. Stratagene and Velocity11 accounted for 7 percentage points of this growth for both the three and six months ended April 30, 2008 when compared to the prior year. Currency variation added an additional 6 percentage points of revenue growth for both the three and six months ended April 30, 2008, respectively, when compared to the prior year. Electronic measurement business revenues increased by 5 percent for both the three and six months ended April 30, 2008, respectively, compared with the same periods in the prior year. Currency variation contributed 4 percentage points and 3 percentage points of revenue growth for the three and six months ended April 30, 2008, respectively, when compared to the prior year. Our communications test business grew reasonably well in the three months ended April 30, 2008 with relatively broad-based strength across end markets. General purpose test revenues increased more modestly in the three months ended April 30, 2008.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and six months ended April 30, 2008 increased 8 percent as compared to the same periods last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2008	2007	2008	2007	Months		Months
Total gross margin	55.4%	55.3%	54.9%	54.7%	—		—
Operating margin	13.1%	9.9%	11.4%	8.7%	3	ppts	3	ppts

(in millions)
Research and development	$183	$173	$364	$341	6%		7%
Selling, general and administrative	$433	$426	$874	$854	2%		2%

Total gross margins for the three and six months ended April 30, 2008 were flat when compared to the same periods last year. Excluding the impact of currency, gross margins increased by approximately one percentage point for both the three and six months ended April 30, 2008 when compared to the same periods in 2007. Operating margins increased by 3 percentage points for both the three and six months ended April 30, 2008, respectively, compared with the same periods last year.

Research and development expenses increased 6 percent and 7 percent for the three and six months ended April 30, 2008, compared to the same periods last year. Approximately 5 percentage points of the increase for the three and six months ended April 30, 2008 has been created by changes in currency movements. We remain committed to bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased by 2 percent for both the three and six months ended April 30, 2008, compared to the same period last year. Excluding the impact of currency, selling, general and administrative expenses decreased 3 percent and 2 percent, respectively, for the three and six months ended April 30, 2008 when compared to the same period last year.

At April 30, 2008, our headcount was approximately 19,500 as compared to approximately 18,900 at April 30, 2007. The increase in workforce is entirely due to acquisitions.

General Infrastructure and Shared Services

Our global infrastructure organization (“GIO”) remains a key component of our operating model and has proactively taken action to fully prepare for potential economic disruptions. GIO, which includes finance, IT and workplace services has aggressively focused on ways to reduce expenses and leverage our infrastructure while continuing to develop the infrastructure to support our Asian business presence and integrate our recent acquisitions.

Provision for Income Taxes

For the three and six months ended April 30, 2008, we recorded an income tax provision of $23 million and $50 million, respectively, compared to an income tax provision of $33 million and $6 million for the same periods last year. The income tax provision for the three and six months ended April 30, 2008 both include a benefit of $12 million for effectively settled issues related to foreign audits. The tax provision for the three and six months ended April 30, 2008 include a benefit of $2 million and expense of $3 million, respectively, for interest and penalties. The income tax provision for the six months ended April 30, 2007 includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. The provisions are recorded for taxes on income generated in jurisdictions other than the U.S., U.K. and the Netherlands where we have partial or full valuation allowances. We intend to maintain partial or full valuation allowances in the U.S., U.K. and the Netherlands until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2008, our current expectation of the annual effective tax rate is 16 percent. The income tax rate is 15 percent for the six months ended April 30, 2008. As noted in the previous paragraph, the tax rate for the three and six months ended April 30, 2008 includes discrete tax events. Excluding the impact of quarterly discrete tax adjustments, we anticipate the full-year 2008 effective tax rate to also be approximately 16 percent. The overall tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN No. 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $909 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets. As a result of adopting FIN No. 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable. Most of these gross unrecognized tax benefits would affect the effective tax rate, if realized.

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statements of operations. As of the date of adoption of FIN No. 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000. Although the timing and outcome of audit settlements are highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for either of the first two quarters of 2008. We have filed a formal protest and expect to meet with the Appeals Office of the IRS. In the protest, we have vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$928	$909	$1,771	$1,693	2%	5%
Net revenue	$900	$857	$1,736	$1,653	5%	5%

Orders for the three and six months ended April 30, 2008, grew 2 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements accounted for the year-over-year growth for the past three months and for 3 percentage points of growth for the past six months. In our communications test business, we saw strength in our wireless manufacturing and broadband R&D and manufacturing markets with steady growth in wireless R&D. In our general purpose test business, sustained strength in the aerospace and defense market offset ongoing weakness in the semiconductor test market.

Revenue for the three and six months ended April 30, 2008, grew 5 percent for both periods when compared to the same periods last year, reflecting strength in the communications test market and modest growth in general purpose test. The comparative weakness of the U.S. dollar accounted for approximately 4 percentage points and 3 percentage points of the revenue growth in the three and six months ended April 30, 2008, respectively. Regionally, for the three months ended April 30, 2008, revenue from the Americas and Europe grew 1 percent each, while Asia revenue grew 11 percent with significant year-over-year improvement in Japan.

General purpose test revenue of $537 million and $1,033 million for the three and six months ended April 30, 2008, grew 2 percent and 3 percent, respectively, compared to the same periods last year. Within general purpose test, strength in aerospace and defense was partially offset by weakness in the computer and semiconductor test market. Other general purpose test markets experienced good demand. Intelligence, surveillance, and reconnaissance markets remained strong applications for radio frequency (“RF”) content, with other RF applications being used in shipboard and space-based radar, as well as communications and networking. The computer and semiconductor test markets were down compared to last year due to a sharp decline in the parametric test market, while digital test improved. Other general test markets were mixed with steady growth in basic instruments and continued pressure in electronic manufacturing test markets.

Communications test revenues of $363 million and $703 million for the three and six months ended April 30, 2008, increased 11 percent and 8 percent, respectively, compared to the same periods last year. Growth for the three months ended April 30, 2008, was driven by the wireless manufacturing test market, as well as broadband R&D and manufacturing test, while wireless R&D revenue grew steadily. Weakness in the communications test market was isolated to the network installation and maintenance market. Investment in the wireless R&D test market continues to focus on high-speed applications, as well as pre-conformance and interoperability test solutions. In addition, WiMax test solutions and next generation cellular technologies test, such as long-term evolution, are contributing to steady demand in the communications test market. Strength in the broadband R&D and manufacturing test market is being driven by the convergence of an all internet protocol-based network for service delivery including video, voice, data, and mobile services.

Looking forward, we project steady growth in our electronic measurement business. This growth is expected to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets), emerging cellular technologies, and continued opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, all fueled by consumer demand for voice/data/video converged services. We believe the aerospace and defense market’s overall long-term trend of spending growth in areas of signal intelligence, communications, surveillance and information warfare bode well for long-term growth in test and measurement sales into this market. This growth potential could be mitigated by potential slowdowns in spending on new communications technologies, governmental budgetary shifts, continued contraction in the semiconductor test market and the current overall macro-economic uncertainty in the U.S.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2008	2007	2008	2007	Months		Months
Gross margin	58.2%	58.7%	57.7%	57.8%	(1	)ppt	—
Operating margin	15.6%	14.1%	13.5%	12.8%	1	ppt	1	ppt

(in millions)
Research and development	$126	$124	$252	$244	2%		3%
Selling, general and administrative	$257	$258	$515	$500	—		3%

Gross margins were flat for the three and six months ended April 30, 2008, compared to the same periods last year, as improvements in volume, product mix and overhead cost were largely offset by the impact of foreign currency movements.

Research and development expenses for the three and six months ended April 30, 2008 increased 2 percent and 3 percent compared to the same periods last year. This increase was driven largely by the impact of foreign currency as operational and discretionary spending net of currency declined year-over-year.

Selling, general and administrative expenses for the three and six months ended April 30, 2008, were flat and increased 3 percent, respectively, compared to the same periods last year. Expenses in these periods increased due to the impact of foreign currency movements, while operational and discretionary spending net of currency declined significantly year-over-year, reflecting the structural savings delivered through cost reduction programs.

Income from operations for the three and six months ended April 30, 2008 increased $19 million and $24 million, respectively, while our operating margins for both periods improved 1 percentage point. Higher revenues, improvements in product mix and lower spending were offset by the unfavorable impact of currency movements.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$596	$491	$1,154	$957	21%	21%
Net revenue	$556	$463	$1,113	$947	20%	18%

Our bio-analytical measurement business continues to see sustained momentum with double-digit growth in orders and revenues on a quarter- and year-to-date basis. Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three and six months ended April 30, 2008 grew 21 percent in both periods, when compared to the same periods last year (the Stratagene and Velocity11 acquisitions contributed 7 percent of this growth). Currency accounted for 8 percent and 7 percent of the growth in orders for the three and six months ended April 30, 2008 when compared to the same periods last year. In our chemical analysis business, we continue to see strength from petrochemical and food safety market, and sustained growth in environmental markets. In life sciences, we saw sustained demand from pharmaceutical and biotechnology companies, contract research organizations, academic and government markets.

Revenues for the three and six months ended April 30, 2008 grew 20 percent and 18 percent, respectively, compared to the same periods last year with solid results seen across both life sciences and chemical analysis end markets. These results include the impact of the Stratagene and Velocity11 acquisitions. The core strengths of Stratagene and Velocity11 will allow us to better serve life sciences customers through synergies enabling us to enhance our mutual product offerings and improve specific application solutions. Stratagene and Velocity11 contributed 7 percent of this growth for both the three and six months ended April 30, 2008. Currency accounted for approximately 6 percent of the growth in revenues for both the three and six months ended April 30, 2008, when compared to the same periods last year. We had solid quarterly growth across all geographies with the Americas up 19 percent, Europe up 13 percent and Asia up 32 percent year-over-year. In life sciences, we saw solid performance across the pharmaceutical and biotechnology markets as well as the academic and government markets. In chemical analysis, our sales in the petrochemical, environmental and food safety markets performed well. Proprietary supplies saw double-digit quarterly growth with strength across both liquid chromatography (“LC”) and gas chromatography (“GC”) columns with applications in both the life sciences and chemical analysis businesses.

Chemical analysis revenue grew 11 percent and 10 percent for the three and six months ended April 30, 2008 reflecting solid growth in all major end markets. Chemical analysis continues to see strength from petrochemical and food safety market, and sustained growth in environmental testing solutions. High petrochemical profits continued to drive capital investments in both instrument replacements and upgrades. Environmental, one of our larger markets, saw modest revenue growth for the three and six months ended April 30, 2008. Investments in this space have been cyclical especially in the U.S. with the tightening of federal and state budgets. This, however, was offset by the increased testing needs on drinking water, solid waste testing and air monitoring—especially in China and India. Forensics, our smallest market in chemical analysis, saw modest growth. Petrochemical also grew consistently with year-over-year revenue growth in the first and second quarters as customers transitioned to our new GC and gas chromatography/mass spectrometry (‘‘GC/MS”) products. We are also benefitting from system replacements in Americas and Europe, construction of new refineries in India and China, and worldwide demand for alternative fuels such as bio-diesel. Food testing also posted strong revenue growth in the three and six months ended April 30, 2008. Growth in this sector was driven by recent food safety issues in the U.S causing updated regulations in China, Malaysia and India and by overall increases made to regulatory standards worldwide. Material sciences, one of our smaller markets, is experiencing a decrease in sales into the semiconductor-related capital equipment market driven by weakness in the dynamic random access memory (“DRAM”) market.

Life sciences revenue grew 33 percent and 28 percent for the three and six months ended April 30, 2008, reflecting solid growth in all major end markets. The Stratagene and Velocity11 acquisitions accounted for 17 percent and 16 percent of the growth for the three and six months ended April 30, 2008, when compared to the same periods last year. In life sciences, we saw good demand from pharmaceutical and biotechnology companies, contract research organizations, academic and government markets. For the three and six months ended April 30, 2008 both our pharmaceutical and biotech market and our academic and government market grew at a strong rate. Our academic and government revenues nearly doubled including the Stratagene acquisition. Our acquisition of Stratagene is bolstering our coverage in academia and government customer accounts. Academic research is moving toward the use of high-end mass spectrometry instrumentation to answer complex biological questions and enhance research on proteins, peptides, and small molecules. The market continues to see more partnerships and collaborations between not-for-profit organizations and big pharma and biotech. In Asia Pacific, governments are investing in the modernization of their healthcare systems and in improving the quality of pharmaceuticals they produce. In the U.S., National Institutes of Health (“NIH”) funding appears to be flat to declining—making it difficult for suppliers of instruments and life sciences tools to grow significantly in this space. From a product perspective, revenue growth for this market was driven by demand for our new 7890 GC platform, GC/MS system , inductively coupled plasma mass spectrometry (“ICP-MS”) based solutions, bioanalyzers and qualitative polymerase chain reaction (“QPCR”) platforms (reagents and instrumentation). We also see sustained performance from our 1200-series LC platform, particularly the rapid resolution system, high-performance LC columns, single quad-, triple quad, quadrupole time of flight mass spectrometers, and microarrays.

Looking forward, we expect our chemical analysis market growth to be driven by investments in food safety on a global basis and in environmental testing in China, India and selected Eastern European countries. Our LC/MS and GC/MS systems are well positioned to address these market needs. In life sciences we are uniquely positioned with our recent acquisitions to expand the range of our technology offering along the life sciences workflow. Workflow solutions can span from sample delivery and preparation through sample measurement to data analysis and management. In addition, our ongoing expansion of the liquid chromatography / mass spectroscopy (“LC/MS”) portfolio, augmented with focused R&D programs will enable Agilent to address the high-growth proteomics and metabolomics market needs.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2008	2007	2008	2007	Months	Months
Gross margin	53.6%	53.4%	53.8%	53.5%	—	—
Operating margin	16.6%	16.4%	17.4%	17.8%	—	—

(in millions)
Research and development	$50	$40	$98	$79	26%	25%
Selling, general and administrative	$156	$131	$307	$259	19%	18%

For the three and six months ended April 30, 2008, gross margins were relatively flat compared to the same periods last year. In the second quarter, a change in the timing of our annual compensation awards cycle and unfavorable volume mix impacted gross margins.

Research and development expenses grew 26 percent and 25 percent, respectively, for the three and six months ended April 30, 2008, compared to the same periods last year. The Stratagene and Velocity11 acquisitions accounted for 15 percent and 14 percent of this growth in the three and six months ended April 30, 2008, compared to the same periods last year. Excluding Stratagene and

Velocity11, this growth was driven by our investments in research, development facilities in life sciences and the impact of foreign currency movement.

Selling, general and administrative expenses increased 19 percent and 18 percent for the three and six months ended April 30, 2008 compared to the same periods last year. The Stratagene and Velocity11 acquisitions accounted for 10 percent and 9 percent of this growth in the three and six months ended April 30, 2008 compared with the same periods last year. The remaining increase was due to higher sales commissions, investments in marketing programs and the impact of foreign currency movement.

For the three and six months ended April 30, 2008, operating margins were relatively flat compared to the same periods last year. Favorable foreign currency movements helped offset the impacts of the Stratagene and Velocity11 acquisitions, product mix and increased spending.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Agilent has provided for the United States federal tax liability on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our financial position as of April 30, 2008 consisted of cash and cash equivalents of $1,710 million as compared to $1,826 million as of October 31, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $329 million in the six months ended April 30, 2008 compared to $395 million provided in the same period in 2007. In the six months ended April 30, 2008, we paid approximately $123 million under our variable pay programs, as compared to $103 million paid out during the same period of 2007. We also paid approximately $150 million in taxes in the six months ended April 30, 2008 as compared to $33 million in the same period in 2007. Higher tax payments in the first half of 2008 were primarily on account of one-time taxes related to the transfer of intellectual property between affiliated entities. Looking forward to the remainder of the year, we expect to generate sufficient cash from operations to fund our operations and investments in property, plant and equipment.

In the six months ended April 30, 2008, accounts receivable used cash of $25 million as compared to $4 million cash used in the same period in 2007. Agilent revenues increased by approximately 10 percent in the first half of 2008 as compared to the same period in 2007. However, day’s sales outstanding remained unchanged at 49 days as of April 30, 2008 compared to the same period, a year ago. Accounts payable provided cash of $19 million in the six months ended April 30, 2008 compared to cash used of $31 million in the same period in 2007. Cash used for inventory was $36 million in the six months ended April 30, 2008 compared to cash used of $30 million in the same period in 2007. Inventory days on-hand decreased to 93 days as of April 30, 2008 compared to 99 days as of the end of the same period last year reflecting the continued improvement in inventory management.

We contributed approximately $2 million to our U.S. defined benefit plans in the six months of 2008, compared to $8 million in the first half of 2007. We contributed approximately $19 million to our non-U.S. defined benefit plans in the first six months of 2008 compared to $16 million in the first half of 2007. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in the six months ended April 30, 2008 were approximately $21 million or approximately 13 percent less than in the same period in 2007. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $21 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended April 30, 2008 was $311 million compared to $129 million used in the same period of 2007. Investments in property, plant and equipment were $71 million in the first six months of 2008, as compared to investments of $79 million in the same period in 2007. We expect that total capital expenditures for the current year will be approximately $161 million compared to last year expenditures of $154 million. Proceeds from sale of property, plant and equipment were $14 million in the six months ended April 30, 2008 as compared to $8 million in the same period of 2007. In the first six months of 2008, we invested $130 million in acquisitions and intangible assets, net of cash acquired, primarily related to our acquisitions of Velocity11 and Till Photonics, compared to $72 million during the same period of 2007. Agilent also purchased the remaining minority interest in a joint venture for $14 million in the second quarter of 2008. In the first six months of 2008, restricted cash and cash equivalents decreased by approximately $31 million compared to a decrease of $2 million in 2007.

In December 2007, the company reclassified a $255 million investment from cash equivalents to short-term investments. In February 2008, Agilent traded this externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. During the first half of 2008, Agilent liquidated $114 million relating to these investments realizing losses of $4 million. We also recognized an additional $5 million unrealized mark-to-market loss in stock-holders equity. As of April 30, 2008, Agilent held the remainder of the investment, $132 million, in short-term investments of $30 million and long-term investments of $102 million.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2008 was $166 million compared to $489 million used in the same period of 2007.

In the first quarter of 2008 our board of directors authorized a new stock repurchase program of up to $2 billion. We repurchased approximately 15 million shares for $500 million during the first half of 2008, based on settlement date, as compared to approximately 19 million shares for approximately $636 million during the same period in 2007 under a different program. We may borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in this fiscal year and the next. Proceeds from the issuance of common stock under employee stock plans were $84 million in the first half of 2008 compared to $147 million during the same period in 2007.

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to the counterparty, having an aggregate liquidation preference of $1.5 billion (the “Purchased Securities”).

On December 7, 2007, Agilent and World Trade entered into an amendment to the Repurchase Agreement among Agilent, Merrill Lynch Capital Corporation (“Merrill Lynch”) and World Trade (the “Related Agreement”). As provided in the Related Agreement, World Trade is obligated to make quarterly payments to the counterparty at a rate per annum equal to either (i) the cost of funds to the counterparty plus 20 basis points, or (ii) three-month London inter-bank offered rate (“LIBOR”) plus 52 basis points. Also, at any time after February 5, 2008, Merrill Lynch may require that World Trade accelerate the date of repurchase of all or any portion of the Purchased Securities to a date designated by Merrill Lynch that is no earlier than 120 days from the date that Merrill Lynch provides notice. Due to this amendment, in the first quarter of 2008, we reclassified the $1.5 billion debt owed by World Trade from long-term to short-term debt in our condensed consolidated balance sheet. On March 18, 2008, World Trade received a notice from Merrill Lynch that it has accelerated the obligation to repurchase the Purchased Securities to July 16, 2008 at a repurchase price of $1.5 billion.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of April 30, 2008, we had an outstanding balance of $250 million on the credit facility and it has been classified as short-term debt in our condensed consolidated balance sheet. The draw down on the facility was due to the timing of intercompany receipts and payments. On May 20, 2008 we paid the outstanding balance in full. Should further borrowings be made under the facility and the World Trade repurchase obligation is not satisfied on or before June 16, 2008, an “event of default” will occur under the credit agreement.  If an event of default occurred, the lenders would have the option to make any outstanding borrowings under the credit facility immediately due and payable.

As of April 30, 2008, we had approximately $1.7 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the Class A Preferred Shares, however, most of this cash is overseas and would need to be repatriated to the United States in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal income tax payments in future years. Alternatively, the Company is considering other financing transactions to satisfy the repurchase obligation.  At this time, we have not determined which method we intend to use to satisfy the repurchase obligation.

Other

As a result of adopting FIN No. 48, $383 million of taxes payable are recorded in long-term liabilities as of April 30, 2008. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2007 Annual Report of Form 10-K to our contractual commitments in the first half of fiscal year 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent and 63 percent of our revenues were generated in U.S. dollars during the second quarter of 2008 and 2007, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2008, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent).  Defendants in these cases have moved to dismiss the amended complaints.  On March 26, 2008, the Court denied the defendants’ motion to dismiss. Plaintiffs have also moved for class certifications in these test cases, which the defendants in these cases have opposed.  No hearing dates have been set for the class-certification motion. Discovery is also proceeding in these cases. It is uncertain if or when there will be any revised or future settlement. Under our separation agreements with Hewlett-Packard Company (“HP”), HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the litigation against Agilent continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that Agilent will be required to pay any material amount is remote.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights.  We analyze and take action in response to such claims on a case by case basis.  Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services.  Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement.  In certain of our businesses we rely on third party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

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

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for either the first or second quarter of 2008. We have filed a formal protest and expect to meet with the Appeals Office. In the protest, we opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR, vigorously. In April of 2008, we received a rebuttal to our formal protest. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

Our $1.5 billion repurchase obligation under our World Trade financing arrangement has been accelerated and is due on July 16, 2008.  An alternative financing transaction or the use of cash currently outside of the United States to satisfy, in whole or in part, the repurchase obligation may result in higher costs to us which could have a material adverse effect.

On March 18, 2008, Agilent Technologies World Trade, Inc. (“World Trade”), a wholly-owned subsidiary of Agilent, received a notice from Merrill Lynch Capital Services, Inc. (“Merrill”) advising World Trade that it has accelerated to July 16, 2008 the obligation of World Trade to repurchase 15,000 Class A Preferred Shares of Agilent Technologies (Cayco) Limited, a wholly-owned subsidiary of the Company, at a repurchase price of $1.5 billion.

We are required to satisfy the repurchase obligation on or before July 16, 2008.  As of April 30, 2008, we had approximately $1.7 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the Class A Preferred Shares.  However, most of this cash is overseas and would need to be repatriated to the United States in order to be used to satisfy the repurchase obligation.  We may pursue other financing transactions to satisfy the repurchase obligation.  However, in light of recent volatility in the financial markets and general economic conditions, there can be no assurance that an alternative financing transaction will be available to us on acceptable terms.  In any case, the costs associated with a repatriation and/or borrowing of additional funds could result in a material adverse impact to our business operating results and financial condition.

The repurchase obligation that is being accelerated relates to the Master Repurchase Agreement and related Confirmation dated November 16, 2007 between World Trade and a counterparty, which amended the original agreement dated January 27, 2006.  World Trade sold the Class A Preferred Shares to the counterparty for a total price of $1.5 billion, the amount of the aggregate liquidation preference. Prior to the acceleration, World Trade was obligated to repurchase the Class A Preferred Shares from the counterparty on January 27, 2011 for 100% of their aggregate liquidation preference, subject to Merrill’s right to accelerate that repurchase by written notice to us to a repurchase date to occur no earlier than 120 days from the date of any notice.

We have issued $600 million in a debt offering and entered into a credit facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million. As of April 30, 2008, we had borrowed $250 million under the credit facility.  We may borrow in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, repurchases of our outstanding shares of common stock or expansion of our business.  As noted above, we may enter into an additional financing arrangement in order to satisfy our $1.5 billion repurchase obligation under our World Trade financing structure on or before July 16, 2008.

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

An “event of default” will  occur under the our Five-Year Credit Agreement if our $1.5 billion repurchase obligation under our World Trade financing arrangement is not satisfied by June 16, 2008 or extended to a later date.  If an “event of default” occurred and we were no longer able to borrow under the Five-Year Credit Agreement, our ability to satisfy our cash requirements in the United States could be adversely effected.

On March 18, 2008, World Trade received a notice from Merrill Lynch Capital Services, Inc. advising World Trade that it has accelerated to July 16, 2008 the obligation of World Trade to repurchase 15,000 Class A Preferred Shares of Agilent Technologies (Cayco) Limited, a wholly-owned subsidiary of the Company, at a repurchase price of $1.5 billion.  Under the Company’s Five-Year Credit Agreement, dated May 11, 2007, as amended (the “Credit Agreement”) by and among the Company, the lenders who are a party to the agreement, and JPMorgan Chase Bank, N.A., as administration agent, if the World Trade repurchase obligation is not satisfied at least 30 days prior to the date the World Trade repurchase obligation is due, an “event of default” will occur under the Credit Agreement.  Also, in the event that we enter into an alternative financing arrangement to satisfy the World Trade repurchase obligation, we may be required to agree to terms in the new financing which would cause an “event of default” under the Credit Agreement.  If a default were to occur, our lenders could require us to immediately repay any outstanding debt and refuse to lend us additional amounts until such event of default were cured.

We have substantial cash requirements in the United States while a majority of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

Although cash generated in the United States covers normal operating requirements, a substantial amount of additional cash is required for special purposes such as repurchases of our stock, acquisitions of third parties, and the refinancing of our $1.5 billion repurchase obligation related to our World Trade financing arrangement.  Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2008.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2008 through Feb. 29, 2008	3,749,500	$32.46	3,749,500	$1,628
Mar. 1, 2008 through Mar. 31, 2008	1,436,025	$30.07	1,436,025	$1,585
Apr. 1, 2008 through Apr. 30, 2008	2,756,035	$30.82	2,756,035	$1,500
Total	7,941,560	$31.46	7,941,560

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on February 27, 2008 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The three proposals presented at the meeting were:

1.                       To elect three (3) directors for a term of three years.

2.                       To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2008 fiscal year.

3.                       Approval of the Agilent Technologies, Inc. Long-Term Performance Program.

b)                     Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
Heidi Kunz	325,033,968	5,355,007
David M. Lawrence, M.D.	324,888,443	5,500,532
A. Barry Rand	325,041,756	5,347,219

The terms of office of James G. Cullen, Paul N. Clark, Robert J. Herbold, Koh Boon Hwee, Robert L. Joss, and William P. Sullivan as directors continued after the meeting.

c)                     The second and third proposals were approved as follows:

i.                The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2008 fiscal year was approved by a vote of 325,394,057 shares in favor, 1,622,081 shares against and 3,372,837 shares abstaining.

ii.             The Agilent Technologies, Inc. Long-Term Performance Program was approved by a vote of 297,264,806 shares in favor, 29,412,849 shares against, 3,710,120 shares abstaining and, the non-vote of 1,200 shares.

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 40 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2008	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: June 5, 2008	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 25, 2008.

10.1

Form of Agilent Technologies, Inc. Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board-elected Officers of the Company. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 10, 2008.*

10.2

Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 10, 2008.*

10.3

Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer). Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 10, 2008.*

10.4

Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified Executives of the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 10, 2008.*

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