Form 10-Q
period 2008-07-31
AGILENT TECHNOLOGIES INC
filed 2008-09-05
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-15405

AGILENT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0518772
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

5301 STEVENS CREEK BLVD.,
SANTA CLARA, CALIFORNIA	95051
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 553-2424

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐   NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING JULY 31, 2008
COMMON STOCK, $0.01 PAR VALUE	357,541,353 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net revenue:
Products	$1,195	$1,140	$3,570	$3,300
Services and other	249	234	723	674
Total net revenue	1,444	1,374	4,293	3,974
Costs and expenses:
Cost of products	505	484	1,518	1,408
Cost of services and other	136	132	409	387
Total costs	641	616	1,927	1,795
Research and development	170	170	534	511
Selling, general and administrative	415	420	1,289	1,274
Total costs and expenses	1,226	1,206	3,750	3,580
Income from operations	218	168	543	394
Interest income	23	42	89	136
Interest expense	(31)	(23)	(90)	(68)
Other income (expense), net	5	3	16	7
Income before taxes	215	190	558	469
Provision for income taxes	46	5	96	11
Net income	$169	$185	$462	$458

Net income per share – basic:	$0.47	$0.47	$1.27	$1.15
Net income per share – diluted:	$0.45	$0.45	$1.23	$1.11

Weighted average shares used in computing net income per share:
Basic	362	392	365	400
Diluted	372	407	375	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,640	$1,826
Short-term investments	29	—
Accounts receivable, net	761	735
Inventory	674	643
Restricted cash and cash equivalents	1,570	—
Other current assets	400	467
Total current assets	5,074	3,671
Property, plant and equipment, net	816	801
Goodwill	642	558
Other intangible assets, net	241	178
Restricted cash and cash equivalents	12	1,615
Long-term investments	251	194
Other assets	505	537
Total assets	$7,541	$7,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293	$323
Employee compensation and benefits	359	432
Deferred revenue	310	249
Income and other taxes payable	116	522
Short-term debt	1,711	—
Other accrued liabilities	105	137
Total current liabilities	2,894	1,663
Long-term debt	—	1,500
Senior notes	604	587
Retirement and post-retirement benefits	121	141
Other long-term liabilities	737	429
Total liabilities	4,356	4,320
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 560 million shares at July 31, 2008 and 551 million shares at October 31, 2007 issued	6	6
Treasury stock at cost; 203 million shares at July 31, 2008 and 181 million shares at October 31, 2007	(7,219)	(6,469)
Additional paid-in-capital	7,383	7,117
Retained earnings	2,560	2,172
Accumulated other comprehensive income	455	408
Total stockholders’ equity	3,185	3,234
Total liabilities and stockholders’ equity	$7,541	$7,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$462	$458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	143
Share-based compensation	67	103
Deferred taxes	43	(29)
Excess and obsolete inventory-related charges	15	13
Translation gain from liquidation of a subsidiary	(25)	—
Asset impairment charges	4	8
Net loss (gain) on sale of investments	4	(2)
Net loss (gain) on sale of assets	2	(13)
Other	—	1
Changes in assets and liabilities:
Accounts receivable	16	(9)
Inventory	(38)	(46)
Accounts payable	(10)	(14)
Employee compensation and benefits	(74)	(50)
Income taxes and other taxes payable	(71)	11
Other current assets and liabilities	43	23
Other long-term assets and liabilities	(97)	(26)
Net cash provided by operating activities	498	571
Cash flows from investing activities:
Investments in property, plant and equipment	(110)	(115)
Proceeds from sale of property, plant and equipment	14	12
Purchase of investments	(256)	—
Proceeds from sale of investments	133	12
Change in restricted cash and cash equivalents, net	33	1
Purchase of minority interest	(14)	—
Proceeds from sale of intangibles and assets, net	—	14
Acquisitions of businesses and intangible assets, net of cash acquired	(171)	(311)
Net cash used in investing activities	(371)	(387)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	198	344
Proceeds from revolving credit facility	490	—
Repayment of revolving credit facility	(280)	—
Repayment of debt	—	(4)
Treasury stock repurchases	(750)	(1,313)
Net cash used in financing activities	(342)	(973)

Effect of exchange rate movements	29	13

Net decrease in cash and cash equivalents	(186)	(776)

Cash and cash equivalents at beginning of period	1,826	2,262
Cash and cash equivalents at end of period	$1,640	$1,486

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present our condensed consolidated balance sheet as of July 31, 2008 and October 31, 2007, condensed consolidated statement of operations for the three and nine months ended July 31, 2008 and 2007, and condensed consolidated statement of cash flows for the nine months ended July 31, 2008 and 2007.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and was effective for Agilent on November 1, 2007.  See Note 5, “Provision for Taxes”, for additional information, including the effects of adoption on our condensed consolidated financial statements.

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our condensed consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our condensed consolidated financial statements for items within the scope of FSP No. 157-2 which will become effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. We are currently evaluating the impact of SFAS No. 161 on our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting FSP No. 142-3 on our condensed consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in millions, except		(in millions, except
	per share data)		per share data)
Cost of products	$3	$6	$14	$27
Research and development	3	4	11	18
Selling, general and administrative	12	17	42	58
Total share-based compensation expense	$18	$27	$67	$103

Share-based compensation capitalized within inventory at July 31, 2008 and 2007 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and nine months ended July 31, 2008 and 2007.

The following assumptions were used to estimate the fair value of the options granted, ESPP purchases and LTPP grants. During the three months ended July 31, 2008 we had no option or LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Stock Option Plans:
Weighted average risk-free interest rate	—	5.0%	3.2%	4.6%
Dividend yield	—	0%	0%	0%
Weighted average volatility	—	25%	33%	29%
Expected life	—	4.6 yrs	4.6 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	1.7%	5.1%	2.9%	4.8%
Dividend yield	0%	0%	0%	0%
Weighted average volatility	30%	23%	31%	31%
Expected life	0.5 yrs	0.5-1.5 yrs	0.5-1 yr	0.5-2 yrs

LTPP:
Volatility of Agilent shares	—	30%	27%	31%
Volatility of selected peer-company shares	—	15%-57%	17%-52%	15%-57%
Price-wise correlation with selected peers	—	29%	24%	29%

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

The expected stock price volatility assumption for employee stock option awards and our employee stock purchases made under our ESPP was determined using the implied volatility for the three and nine months ended July 31, 2008 and 2007. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility.

5. PROVISION FOR TAXES

We recorded $46 million and $96 million of income tax provision for the three and nine months ended July 31, 2008. The tax provision for the three and nine months ended July 31, 2008, includes a benefit of zero and $12 million, respectively, for effectively settled issues related to foreign audits. The tax provision for the three and nine months ended July 31, 2008, includes an expense of $7 million and $10 million, respectively, for interest and penalties. We recorded $5 million and $11 million of income tax provision for the three and nine months ended July 31, 2007. The tax provision for the three months ended July 31, 2007, includes a benefit of $30 million related to valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items during the nine months ended July 31, 2007. The tax provision for the nine months ended July 31, 2007, includes the same valuation allowance adjustments for OCI items and a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. These benefits were treated as discrete events during the first and third quarters of fiscal 2007, respectively. The provision for taxes was recorded for income generated in jurisdictions other than the U.S., U.K., Puerto Rico and the Netherlands in which we have partial or full valuation allowances. We intend to maintain partial or full valuation allowances in the U.S., U.K., Puerto Rico and the Netherlands until sufficient positive evidence exists to support the reversal of the valuation allowances.

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

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statement of operations. As of the date of adoption of FIN No. 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000.  It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements.  However, due to the uncertainty regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for the first three quarters of 2008. We have filed a formal protest and expect to meet with the Appeals Office of the IRS. In the protest, we have vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the accrual of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in millions)
Numerator:
Net income	$169	$185	$462	$458
Denominator:
Basic weighted-average shares	362	392	365	400
Potentially dilutive common stock equivalents	10	15	10	12
Diluted weighted-average shares	372	407	375	412

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Options to purchase shares of common stock (in millions)	6	4	6	5
Weighted-average exercise price	$45	$50	$45	$47
Average common stock price	$36	$38	$34	$35

7. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

The following table summarizes the company’s short-term debt as of July 31, 2008:

July 31, 2008
(in millions)
World Trade debt	$1,500
Credit facility	210
Other debt	1
Total short-term debt	$1,711

World Trade Debt

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a five-year Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to the counterparty, having an aggregate liquidation preference of $1.5 billion. (the “Purchased Securities”).  Subsequent to an amendment signed in December 2007, the $1.5 billion obligation of World Trade to repurchase the preferred shares has been classified as short-term debt on our condensed consolidated balance sheet.  In March 2008, World Trade received a notice of acceleration to obligate World Trade to repurchase the Purchased Securities on July 16, 2008. In June 2008, World Trade entered into an amendment to the Repurchase Agreement to extend the obligation of World Trade to repurchase the Purchased Securities from July 16, 2008 to November 17, 2008.

On August 7, 2008 World Trade entered into a further amendment to provide World Trade the right to accelerate the date of repurchase of all or any portion of the Purchased Securities from November 17, 2008 to October 20, 2008, provided that World Trade gives notice by September 15, 2008. World Trade is obligated to make quarterly payments to the counterparty at a rate per annum, reset quarterly, equal to the three-month London inter-bank offered rate (“LIBOR”) plus 52 basis points for the period through July 16, 2008 and 235 basis points for the period from July 17, 2008 through November 17, 2008. The amortization of debt issuance costs was $16 million for the nine months ended July 31, 2008.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of July 31, 2008, we had an outstanding balance of $210 million on the credit facility and it has been classified as short-term debt in our condensed consolidated balance sheet.

On June 13, 2008, we entered into a Second Amendment to our five-year credit agreement.  Pursuant to the Second Amendment, the existence of the accelerated obligation of World Trade to repurchase the Purchased Securities by November 17, 2008 will constitute an event of default, unless Agilent shall have satisfied the obligation or entered into definitive principal documentation with one or more counterparties regarding a transaction which would satisfy the World Trade repurchase obligation on or prior to that date that is at least three business days prior to the date upon which the World Trade repurchase obligation is due. If a default were to occur under the credit agreement, the lenders could require Agilent to immediately repay any outstanding debt under the credit facility.

Short-Term Restricted Cash & Cash Equivalents

As of July 31, 2008, $1,570 million was reported as short-term restricted cash and cash equivalents on our condensed consolidated balance sheet. This amount consists of short-term restricted commercial paper maintained in connection with our World Trade debt obligations per the Repurchase Agreement mentioned above.

8. INVENTORY

	July 31, 2008	October 31, 2007
	(in millions)
Finished goods	$330	$313
Work in progress	44	44
Raw materials	300	286
Total inventory	$674	$643

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2008:

	Electronic Measurement	Bio- analytical Measurement	Total
	(in millions)
Goodwill as of October 31, 2007	$317	$241	$558
Foreign currency translation impact	16	1	17
Goodwill arising from acquisitions	8	59	67
Goodwill as of July 31, 2008	$341	$301	$642

The components of other intangibles as of July 31, 2008 and October 31, 2007 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2007:
Purchased technology	$280	$173	$107
Trademark/tradename	31	1	30
Customer relationships	82	41	41
Total	$393	$215	$178
As of July 31, 2008:
Purchased technology	$364	$199	$165
Trademark/tradename	32	3	29
Customer relationships	100	53	47
Total	$496	$255	$241

We recorded $67 million of goodwill and $103 million of other intangibles during the nine months ended July 31, 2008, related primarily to seven acquisitions and a purchase of the remaining unowned portion of a joint venture. The larger acquisition is described below.  Pro forma disclosures are not presented for these acquisitions, as they are not required.

On December 18, 2007, we completed the acquisition of Velocity11, a designer, manufacturer, and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash used to purchase 100 percent of Velocity11’s outstanding common shares and vested common stock options that Velocity11 employees held on the close date.

Amortization of intangible assets was $14 million and $40 million for the three and nine months ended July 31, 2008 and $13 million and $29 million for the same periods in the prior year.  Future amortization expense related to existing purchased intangible assets is estimated to be $13 million for the remainder of 2008, $48 million for 2009, $43 million for 2010, $39 million for 2011, $31 million for 2012, $20 million for 2013 and $47 million thereafter.

10. INVESTMENTS

The following table summarizes the company’s investments as of July 31, 2008 and October 31, 2007:

	July 31, 2008	October 31, 2007
	(in millions)
Short-Term
Available-for-sale investments	$29	$—
Long-Term
Cost method investments	$20	$24
Trading securities	62	72
Available-for-sale investments	169	98
Total	$251	$194

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

Available-for-sale investments at estimated fair value were as follows as of July 31, 2008 and October 31, 2007:

	July 31, 2008				October 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$120	$—	$(3)	$117	$—	$—	$—	$—
Equity securities	4	10	—	14	4	22	—	26
Other	61	6	—	67	55	17	—	72
	$185	$16	$(3)	$198	$59	$39	$—	$98

Other represents shares we own in two special funds that target underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities.  These funds are held for employee benefits in Germany.

In February 2008, Agilent traded an externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale.  Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of July 31, 2008 or that will be realized in the future.

Contractual maturities of available-for-sale debt securities were as follows at July 31, 2008:

	Cost	Estimated Fair Value
	(in millions)

Due in less than 1 year	$29	$29
Due in 1-5 years	53	52
Due after 5 years	38	36
	$120	$117

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment.

Charges related to other than temporary impairments were zero and $5 million for the three months ended July 31, 2008 and 2007, respectively. For the nine months ended July 31, 2008 and 2007, charges related to other than temporary impairments were $2 million and $7 million, respectively. These impairment charges were recorded in other income (expense), net in the condensed consolidated statement of operations.

Unrealized gains and losses on our trading securities portfolio were $2 million unrealized losses and $4 million unrealized gains for the three months ended July 31, 2008 and 2007, respectively. For the nine months ended July 31, 2008 and 2007, unrealized gains and losses on our trading securities were unrealized losses of $10 million and unrealized gains of $8 million, respectively. These amounts have been included in other income (expense), net in the condensed consolidated statement of operations.

Realized gains and losses from the sale of available-for-sale securities were zero for both the three months ended July 31, 2008 and 2007. Realized gains and losses from the sale of available-for-sale securities were $4 million of realized losses and $2 million of realized gains for the nine months ended July 31, 2008 and 2007, respectively. Realized gains and losses from the sale of cost method securities were immaterial for the three and nine months ended July 31, 2008 and 2007, respectively. These amounts have been included in other income (expense), net in the condensed consolidated statement of operations.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2008 and 2007, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost—benefits earned during the period	$9	$10	$10	$9	$1	$1
Interest cost on benefit obligation	10	10	19	16	7	6
Expected return on plan assets	(14)	(14)	(28)	(23)	(8)	(7)
Amortization and deferrals:
Actuarial (gain) loss	(3)	(1)	5	8	—	1
Prior service cost	—	—	—	—	(3)	(2)

Total net plan (income) costs	$2	$5	$6	$10	$(3)	$(1)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost—benefits earned during the period	$27	$30	$29	$27	$3	$3
Interest cost on benefit obligation	29	30	57	48	21	20
Expected return on plan assets	(42)	(42)	(83)	(69)	(24)	(21)
Amortization and deferrals:
Actuarial (gain) loss	(9)	(3)	15	24	—	1
Prior service cost	—	—	—	—	(9)	(6)

Net plan costs (income)	5	15	18	30	(9)	(3)

Curtailments and settlements	—	(1)	—	—	—	—

Total net plan (income) costs	$5	$14	$18	$30	$(9)	$(3)

For the U.S. plans, because of lump sum payouts during the nine months ended July 31, 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

We contributed approximately zero and $2 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2008 and zero and $8 million respectively, for the same periods in 2007. We contributed approximately $16 million and $35 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2008 and $10 million and $26 million, respectively, for the same periods in 2007. We expect to contribute approximately $5 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008.

12. WARRANTIES

We accrue for warranty costs in accordance with SFAS No. 5, “Accounting for Contingencies”, based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. Our warranty terms typically extend for one year from the date of delivery.

	FY 2008	FY 2007
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	38	42
Changes in estimates	—	(1)
Settlements made during the period	(38)	(41)
Ending balance as of July 31,	$29	$29

13. RESTRUCTURING

Our FY2005 Plan, announced in the fourth quarter of 2005, is complete.  The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next four years.

A summary of restructuring activity for the nine months ended July 31, 2008 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Ending balance as of October 31, 2007	$1	$31	$32
Income statement expense	—	(4)	(4)
Cash payments	(1)	(15)	(16)
Ending balance as of July 31, 2008	$—	$12	$12

The restructuring accrual for all plans, which totaled $12 million as of July 31, 2008 and $32 million as of October 31, 2007, is recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays.

In the first quarter of 2008, we reduced our estimated liability relating to the consolidation of excess facilities by $4 million due to changes in the underlying property markets. There were no charges in the condensed consolidated statement of operations for both the three months ended July 31, 2008 and the three months ended July 31, 2007 from all restructuring plans.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Nine Months Ended
	July 31,
	2008	2007
	(in millions)
Cost of products	$—	$6
Research and development	—	1
Selling, general and administrative	(4)	9
Total restructuring and asset impairment charges	$(4)	$16

14. SENIOR NOTES

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1st and November 1st of each year, commencing on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes which have been included in “Other assets” in the condensed consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the term of the senior notes.

Upon the closing of the offering of the senior notes, we entered into interest rate swaps with an aggregate notional amount of $600 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the six month US dollar LIBOR. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The swaps are accounted for as a fair value hedge of the interest rate risk inherent in the senior notes and therefore the fair value of the swap will be recorded on our condensed consolidated balance sheet at each period end until maturity in 2017. In addition, as a result of the fair value hedge, the senior notes are reflected on our condensed consolidated balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2008, the fair value of the swap was an asset of $6 million. As a result, the carrying value of the senior notes now reflects the $6 million to reflect the increase in fair value attributable to interest rate risk.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended July 31,
	2008	2007
	(in millions)
Net income	$169	$185
Other comprehensive income:
Change in unrealized gain (loss) on investments	(5)	22
Change in unrealized loss on derivative instruments	(6)	(8)
Foreign currency translation	(11)	17
Change in deferred net pension cost	(2)	—
Deferred taxes	2	(28)
Comprehensive income	$147	$188

	Nine Months Ended July 31,
	2008	2007
	(in millions)
Net income	$462	$458
Other comprehensive income:
Change in unrealized gain (loss) on investments	(26)	23
Change in unrealized gain (loss) on derivative instruments	2	(6)
Translation gain reclassified into earnings related to liquidation of a subsidiary	(25)	—
Foreign currency translation	103	62
Change in deferred net pension cost	(5)	—
Deferred taxes	(2)	(31)
Comprehensive income	$509	$506

16. STOCK REPURCHASE PROGRAM

On November 14, 2007 the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over a two year period. The following repurchases under the above program were completed in the periods presented below:

Three months ended	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
January 31, 2008	6.6	$237
April 30, 2008	8.3	263
July 31, 2008	7.0	250
Program to date as of July 31, 2008	21.9	$750

All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the plan is $1.25 billion.

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

Upon the adoption of SFAS No. 123 (R) in the first quarter of 2006, we included share-based compensation expense in our GAAP results but did not include such expense in our segment reporting. In the third quarter of 2008, we included share-based compensation expense in our segment results. All segment numbers have been reclassified to conform to the current period presentation.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliation below.

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Three months ended July 31, 2008:
Total net revenue	$878	$566	$1,444
Segment income from operations	$135	$101	$236
Three months ended July 31, 2007:
Total net revenue	$874	$500	$1,374
Segment income from operations	$116	$82	$198

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Nine months ended July 31, 2008:
Total net revenue	$2,614	$1,679	$4,293
Segment income from operations	$340	$276	$616
Nine months ended July 31, 2007:
Total net revenue	$2,527	$1,447	$3,974
Segment income from operations	$279	$223	$502

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(in millions)
Total reportable segments’ income from operations	$236	$198	$616	$502
Restructuring and asset impairment	(5)	(11)	(23)	(30)
Donation to Agilent Foundation	—	—	—	(20)
Net translation gain from liquidation of a subsidiary	—	—	11	—
Acceleration of debt issuance costs	(8)	—	(13)	—
Interest income	23	42	89	136
Interest expense	(23)	(23)	(77)	(68)
Other income (expense), net	5	3	5	7
Amortization of intangibles and other	(13)	(19)	(50)	(58)
Income from operations before taxes, as reported	$215	$190	$558	$469

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

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Assets:
As of July 31, 2008	$2,090	$1,549	$3,639
As of October 31, 2007	$2,025	$1,307	$3,332

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, our stock repurchase program, our transition to lower-cost regions, the existence or length of an economic recovery that involve risks and uncertainties, and the impact of an Internal Revenue Service (“IRS”) Revenue Agent’s Report (“RAR”) on our operations and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

For the three and nine months ended July 31, 2008, total orders were $1.39 billion and $4.31 billion, respectively, an increase of  6 percent and 9 percent in comparison to the same periods last year.  Excluding the acquisitions of Stratagene and Velocity 11, which closed in June 2007 and December 2007, respectively, order growth was 4 percent and 7 percent for the three and nine months ended July 31, 2008, respectively, when compared to the same periods last year.

 Net revenue of $1.44 billion and $4.29 billion for the three and nine months ended July 31, 2008 was up 5 percent and 8 percent, respectively, when compared to the same periods last year. Excluding the acquisitions of Stratagene and Velocity11, revenue growth was 4 percent and 6 percent for the three and nine months ended July 31, 2008, respectively, when compared to 2007. The movement in currency accounted for approximately 4 percentage points of the revenue growth in both the three and nine months ended July 31, 2008 when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2008 was $169 million and $462 million, respectively, and $185 million and $458 million for the corresponding periods last year.  For the three and nine months ended July 31, 2008, net interest income decreased $27 million and $69 million, respectively. The decrease in interest income is due to the decrease in interest rates and the increase in interest expense is due to the increase in debt compared to last year. For the three months ended July 31, 2007, the provision for income taxes includes a $30 million discrete tax benefit related to valuation allowance adjustments based on changes in other comprehensive income items. For the nine months ended July 31, 2007, the provision for income taxes also includes a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. The effect of currency movement had no net impact in the year-over-year comparison of net income in the three and nine months ended July 31, 2008.

In the nine months ended July 31, 2008, we generated $498 million of cash from operations compared with $571 million generated in the nine months of the prior year. The decrease in year-over-year operating cash was mainly driven by higher tax cash payments related to the transfer of intellectual property between affiliated entities and by lower interest income receipts and higher interest payments.

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

Share-based compensation. The expected stock price volatility assumption was determined using the implied volatility for our stock awards. We estimate the stock price volatility using the implied volatility of Agilent’s publicly traded, similarly priced, stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than using historical volatility or a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent point increase in our estimated volatility from 31 percent to 41 percent would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

Goodwill and purchased intangible assets. No events occurred or circumstances changed during the nine months ended July 31, 2008 that required us to test goodwill or purchased intangibles for impairment.

Accounting for income taxes. Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result of the implementation, we recognize liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 5, “Provision for Taxes”, for additional information, including the effects of adoption on our condensed consolidated financial statements.

Other critical accounting policies were unchanged in the three and nine months ended July 31, 2008.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$1,387	$1,308	$4,312	$3,958	6%	9%
Net revenue:
Products	$1,195	$1,140	$3,570	$3,300	5%	8%
Services and other	249	234	723	674	6%	7%
Total net revenue	$1,444	$1,374	$4,293	$3,974	5%	8%

Agilent orders increased 6 percent and 9 percent for the three and nine months ended July 31, 2008, respectively, compared to the same periods in 2007. The bio-analytical measurement business continued to deliver consistent order growth of 19 percent and 20 percent for the three and nine month periods ended July 31, 2008, respectively. Excluding Stratagene and Velocity11, orders grew 15 percent and 14 percent in the three and nine months ended July 31, 2008, respectively, when compared to the prior year. Electronic measurement orders decreased 2 percent and increased 2 percent, respectively, for the three and nine months ended July 31, 2008.

Agilent net revenue increased 5 percent and 8 percent for the three and nine months ended July 31, 2008, respectively, compared to the same periods last year. The bio-analytical measurement business achieved revenue growth of 13 percent and 16 percent for the three and nine months ended July 31, 2008, respectively, showing strong performance in both our chemical analysis and life sciences businesses.  Excluding Stratagene and Velocity11, revenues increased 10 percent and 11 percent for the three and nine months ended July 31, 2008, respectively, when compared to the prior year. The impact of currency movement accounted for an increase of 5 percentage points of revenue growth in both the three and nine months ended July 31, 2008, when compared to the prior year. Electronic measurement business revenues were flat and increased by 3 percent for the three and nine months ended July 31, 2008, respectively, compared with the same periods in the prior year. Currency movement contributed 3 percentage points of revenue growth for both the three and nine months ended July 31, 2008 when compared to the prior year. Our communications test business grew 9 percent in the three months ended July 31, 2008 with strength in R&D markets and the continuing recovery of handset manufacturing test. General purpose test revenues decreased 5 percent in the three months ended July 31, 2008, with weakness in the computer and semi-conductor test market and aerospace and defense was flat.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and nine months ended July 31, 2008 increased 6 percent and 7 percent, respectively, as compared to the same periods last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2008	2007	2008	2007	Months		Months
Total gross margin	55.6%	55.2%	55.1%	54.8%	—		—
Operating margin	15.1%	12.2%	12.6%	9.9%	3	ppts	3	ppts

(in millions)
Research and development	$170	$170	$534	$511	—	5%
Selling, general and administrative	$415	$420	$1,289	$1,274	(1)%	1%

Total gross margins for the three and nine months ended July 31, 2008 were flat when compared to the same periods last year. Excluding the impact of currency, gross margins increased by approximately 1 percentage point for both the three and nine months ended July 31, 2008 when compared to the same periods in 2007. Operating margins increased by 3 percentage points for both the three and nine months ended July 31, 2008 when compared with the same periods last year.

Research and development expenses were flat and increased 5 percent for the three and nine months ended July 31, 2008, respectively, compared to the same periods last year. The increase in expense due to currency movement was offset by cost savings in the three months ended July 31, 2008. We remain committed to bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 1 percent and increased 1 percent for the three and nine months ended July 31, 2008, respectively, compared to the same period last year. Excluding the impact of currency, selling, general and administrative expenses decreased 5 percent and 3 percent for the three and nine months ended July 31, 2008, respectively, when compared to the same period last year.

At July 31, 2008, our headcount was approximately 19,560 as compared to approximately 19,390 at July 31, 2007. The increase in workforce is largely due to acquisitions.

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

Provision for Income Taxes

For the three and nine months ended July 31, 2008, we recorded an income tax provision of $46 million and $96 million, respectively, compared to an income tax provision of $5 million and $11 million for the same periods last year. The tax provision for the three and nine months ended July 31, 2008, includes a benefit of zero and $12 million, respectively, for effectively settled issues related to foreign audits. The tax provision for the three and nine months ended July 31, 2008, includes an expense of $7 million and $10 million, respectively, for interest and penalties. The tax provision for the three months ended July 31, 2007, includes a benefit of $30 million related to valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items during the nine months ended July 31, 2007. The tax provision for the nine months ended July 31, 2007, includes the same valuation allowance adjustments for OCI items and a benefit of $50 million related to the reversal of a tax reserve for potential non-U.S. exposures where the statute of limitations expired. These benefits were treated as discrete events during the first and third quarters of fiscal 2007. The provision for taxes was recorded for income generated in jurisdictions other than the U.S., U.K., Puerto Rico and the Netherlands in which we have partial or full valuation allowances. We intend to maintain partial or full valuation allowances in the U.S., U.K., Puerto Rico and the Netherlands until sufficient positive evidence exists to support the reversal of the valuation allowances.

For 2008, our current expectation of the annual effective tax rate is 17.5 percent. The income tax rate was 17 percent for the nine months ended July 31, 2008. Excluding the impact of quarterly discrete tax adjustments, we anticipate the full-year 2008 effective tax rate to be approximately 16.5 percent.  The overall tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. This tax rate may change over time as the amount or mix of income and taxes changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the condensed consolidated statement of operations. As of the date of adoption of FIN No. 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements.  However, due to the uncertainty regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the IRS. In August 2007, we received a RAR. In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for the first three quarters of 2008. We have filed a formal protest and expect to meet with the Appeals Office of the IRS. In the protest, we have vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Electronic Measurement

Our electronic measurement business provides standard and customized solutions that are used in the design, development, manufacture, installation, deployment and operation of electronic equipment and systems and communications networks and services. Our key product categories include: communications one-box testers, electronic design and simulation tools, digital and photonic test instruments, electronic manufacturing test solutions, internet protocol performance test solutions, logic and protocol analyzers, low-cost general purpose instruments, network analyzers, network assurance solutions, network protocol test solutions, oscilloscopes, semiconductor test solutions, signal sources, spectrum/signal analyzers, surveillance and aerospace defense solutions, and system components products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$793	$810	$2,564	$2,503	(2)%	2%
Net revenue	$878	$874	$2,614	$2,527	—	3%

Orders for the three and nine months ended July 31, 2008, declined 2 percent and increased 2 percent, respectively, when compared to the same periods last year.  Our communications test business was driven by strength in wireless manufacturing and broadband R&D and manufacturing markets, while our general purpose test business declined due to weakness in semiconductor-related parametric test markets and the cancellation of an aerospace and defense order of $24 million.

Revenue for the three and nine months ended July 31, 2008, was flat and increased 3 percent, respectively, when compared to the same periods last year, as strength in the communications test market was offset by a decline in general purpose test.  Regionally, for the three months ended July 31, 2008, revenue from the Americas was flat, Europe grew 15 percent and Asia declined 5 percent from one year ago due to weakness in Japan.

General purpose test revenue of $495 million and $1,528 million for the three and nine months ended July 31, 2008, declined 5 percent and was flat, respectively, compared to the same periods last year.  Within general purpose test, aerospace and defense and other general purpose test markets were flat from one year ago, offset by a decline in the computer and semiconductor test market. Intelligence, surveillance and reconnaissance markets remained strong. The computer and semiconductor test markets were down compared to last year due to a sharp decline in the parametric test market, while digital test improved. Other general test markets were flat with particular caution in electronic manufacturing test markets.

Communications test revenues of $383 million and $1,086 million for the three and nine months ended July 31, 2008, increased 9 percent and 8 percent, respectively, compared to the same periods last year. Growth for the three months ended July 31, 2008, was driven by the wireless manufacturing test market, as well as broadband R&D and manufacturing test. Weakness in the communications test market was isolated to the network monitoring and installation and maintenance markets. Investment in the wireless R&D test market continues to focus on high-speed applications, as well as pre-conformance and interoperability test solutions.  A pause in demand for WiMax test solutions was offset by on-going demand for next generation cellular technologies test, such as long-term evolution (“LTE”). Strength in the broadband R&D and manufacturing test market continues to be driven by the convergence of an all internet protocol-based network for service delivery including video, voice, data, and mobile services.

Looking forward, we project modest growth in our electronic measurement business. This growth is expected to be driven by our customers’ expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets), emerging cellular technologies, and continued opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, all fueled by consumer demand for video, voice, data converged services. We believe the aerospace and defense market’s overall long-term trend of spending growth in areas of signal intelligence, communications, surveillance and information warfare bodes well for long-term growth in test and measurement sales into this market. This growth potential could be mitigated by potential slowdowns in spending on new communications technologies, governmental budgetary shifts, continued contraction in the semiconductor test market and the current overall macro economic uncertainty in the U.S.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2008	2007	2008	2007	Months		Months
Gross margin	57.3%	57.5%	57.3%	57.1%	—		—
Operating margin	15.3%	13.3%	13.0%	11.0%	2	ppts	2	ppts

(in millions)
Research and development	$118	$124	$375	$377	(5)%		(1)%
Selling, general and administrative	$251	$262	$784	$787	(4)%		—

Gross margins were flat for the three and nine months ended July 31, 2008, compared to the same periods last year, as improvements in product mix and overhead costs were largely offset by the impact of foreign currency movements and competitive pressures.

Research and development expenses for the three and nine months ended July 31, 2008 declined 5 percent and 1 percent, respectively, compared to the same periods last year. This decline was driven largely by operational and discretionary spending reductions that exceeded the unfavorable year-over-year impact of currency movements.

Selling, general and administrative expenses for the three and nine months ended July 31, 2008, declined 4 percent and were flat, respectively, compared to the same periods last year.  Expenses in this period declined due to significant reductions in operational and discretionary spending, reflecting the structural savings delivered through cost reduction programs and expense controls.

Income from operations for the three and nine months ended July 31, 2008 increased $19 million and $61 million, respectively, while our operating margins for both periods improved 2 percentage points.  Structural savings and spending reductions compared to the same periods last year exceeded the unfavorable impact of currency movements.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2008	2007	2008	2007	Months	Months
	(in millions)
Orders	$594	$498	$1,748	$1,455	19%	20%
Net revenue	$566	$500	$1,679	$1,447	13%	16%

Our bio-analytical measurement business continues to see sustained momentum with double-digit growth in orders and revenues on a quarter- and year-to-date basis.  Results were consistent with our normal seasonal patterns and reflected the strong demand across virtually all of our markets.

Orders for the three and nine months ended July 31, 2008 grew 19 percent and 20 percent, respectively, when compared to the same periods last year.  The Stratagene and Velocity11 acquisitions contributed 4 percentage points and 6 percentage points of the order growth for the three and nine months ended July 31, 2008, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2008 accounted for 5 percentage points and 6 percentage points, respectively, of the growth in orders when compared to the same periods last year.  In our chemical analysis business, we continue to see strength from petrochemical and food safety markets.  In life sciences, we saw sustained demand from academic and government markets, offsetting a slowdown in pharmaceutical and biotechnology markets.

Revenues for the three and nine months ended July 31, 2008 grew 13 percent and 16 percent, respectively, compared to the same periods last year with solid results seen across both life sciences and chemical analysis end markets.  The Stratagene and Velocity11 acquisitions contributed 3 percentage points and 5 percentage points of the revenue growth for the three and nine months ended July 31, 2008, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2008 accounted for 5 percentage points of the revenue growth in both periods when compared to last year.  Geographically, revenues were up 15 percent in the Americas, 5 percent in Europe, and 23 percent in Asia for the three months ended July 31, 2008 compared to the same periods last year.

Chemical analysis revenue of $319 million and $932 million for the three and nine months ended July 31, 2008, respectively, grew 10 percent in both periods compared to the same periods last year.  Chemical analysis continues to see strength from petrochemical and food safety market, and flat growth in environmental testing solutions.  High petrochemical profits continue to drive capital investments in both instrument replacements and upgrades.  Food testing also posted strong revenue growth in the three and nine months ended July 31, 2008.  Growth in this sector was driven by recent food safety issues in the U.S. causing updated regulations in China, Malaysia and India and by overall increases made to regulatory standards worldwide.  Environmental was relatively flat and forensics saw modest growth in the three months ended July 31, 2008. Material science is experiencing a decrease in sales into the semiconductor-related capital equipment market driven by weakness in the dynamic random access memory (“DRAM”) market.

Life sciences revenue of $247 million and $747 million for the three and nine months ended July 31, 2008, respectively, grew 18 percent and 25 percent compared to the same periods last year.  The Stratagene and Velocity11 acquisitions accounted for 8 percentage points and 13 percentage points of the growth for the three and nine months ended July 31, 2008, when compared to the same periods last year.   For the three and nine months ended July 31, 2008, we saw a slowdown in the pharmaceutical and biotech markets, while our academic and government markets grew at strong rates.  Our acquisition of Stratagene is bolstering our coverage in academia and government customer accounts.  Academic research is moving toward the use of high-end mass spectrometry instrumentation to answer complex biological questions and enhance research on proteins, peptides, and small molecules.  The market continues to see more partnerships and collaborations between not-for-profit organizations, big pharma and biotech.  In Asia Pacific, governments are investing in the modernization of their healthcare systems and improving the quality of pharmaceuticals they produce.

Looking forward, we expect our chemical analysis market growth to be driven by investments in food safety on a global basis and in environmental testing in China, India and selected Eastern European countries.  Our LC/MS and GC/MS systems are well positioned to address these market needs.  In life sciences we are uniquely positioned with our recent acquisitions to expand the range of our technology offering along the life sciences workflow. Workflow solutions can span from sample delivery and preparation through sample measurement to data analysis and management. In addition, our ongoing expansion of the liquid chromatography/mass spectroscopy (“LC/MS”) portfolio, augmented with focused R&D programs will enable Agilent to address the high-growth proteomics and metabolomics market needs.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2008	2007	2008	2007	Months		Months
Gross margin	54.6%	53.8%	53.8%	53.1%	1	ppt	1	ppt
Operating margin	17.8%	16.5%	16.4%	15.4%	1	ppt	1	ppt

(in millions)
Research and development	$52	$42	$153	$125	23%		22%
Selling, general and administrative	$156	$144	$475	$419	8%		13%

Gross margins improved by 1 percentage point for both the three and nine months ended July 31, 2008, compared to the same periods last year, as improvements in product mix and overhead costs were offset by the impact of foreign currency movements and competitive pressures.

Research and development expenses increased 23 percent and 22 percent, respectively, for the three and nine months ended July 31, 2008, compared to the same periods last year.  The Stratagene and Velocity11 acquisitions accounted for 10 percentage points and 12 percentage points of this increase in the three and nine months ended July 31, 2008, respectively, compared to the same periods last year.  Excluding Stratagene and Velocity11, the increase was driven by our investments in research and development facilities in life sciences and the impact of foreign currency movement.

Selling, general and administrative expenses increased 8 percent and 13 percent, respectively, for the three and nine months ended July 31, 2008 compared to the same periods last year.  The Stratagene and Velocity11 acquisitions accounted for 6 percentage points and 8 percentage points of this growth in the three and nine months ended July 31, 2008 compared with the same periods last year.  Modest growth in spending in the three and nine months ended July 31, 2008 was due to significant reductions in operational and discretionary spending, reflecting the structural savings delivered through cost reduction programs and expense controls.

Income from operations for the three and nine months ended July 31, 2008 increased $19 million and $53 million, respectively, while our operating margins for both periods improved 1 percentage point.  Structural savings and spending reductions compared to the same periods last year exceeded the unfavorable impact of currency movements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Agilent has accrued for the United States federal tax liability on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our financial position as of July 31, 2008 consisted of cash and cash equivalents of $1,640 million as compared to $1,826 million as of October 31, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $498 million in the nine months ended July 31, 2008 compared to $571 million provided in the same period in 2007. We paid approximately $181 million in taxes in the nine months ended July 31, 2008 as compared to $63 million in the same period in 2007.  Higher tax payments in the nine months ended July 31, 2008 were primarily due to one-time taxes related to the transfer of intellectual property between affiliated entities. In addition, our net interest income decreased by $69 million in the nine months ended July 31, 2008 compared to the same period last year.  The decrease in interest income is due to the decrease in interest rates and the increase in interest expense is due to the increase in debt compared to the same period last year. Looking forward to the remainder of the year, we expect to generate sufficient cash from operations to fund our operating needs and investments in property, plant and equipment.

In the nine months ended July 31, 2008, accounts receivable provided cash of $16 million as compared to $9 million cash used in the same period in 2007. Agilent revenues increased by approximately 8 percent in the nine months ended July 31, 2008 as compared to the same period in 2007. Days’ sales outstanding decreased to 47 days as of July 31, 2008 from 48 days a year ago reflecting the continued improvement in receivables management. Accounts payable used cash of $10 million in the nine months ended July 31, 2008 compared to cash used of $14 million in the same period in 2007. Cash used for inventory was $38 million in the nine months ended July 31, 2008 compared to cash used of $46 million in the same period in 2007. Inventory days on-hand decreased to 95 days as of July 31, 2008 compared to 98 days as of the end of the same period last year reflecting the continued improvement in inventory management.

We contributed approximately $2 million to our U.S. defined benefit plans in the first nine months of 2008, compared to $8 million in the same period in 2007. We contributed approximately $35 million to our non-U.S. defined benefit plans in the first nine months of 2008 compared to $26 million in the same period of 2007. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in the nine months ended July 31, 2008 were approximately $37 million or approximately 9 percent more than in the same period in 2007. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $5 million to our non-U.S. defined benefit plans during the remainder of fiscal 2008. We do not expect to contribute to our U.S. defined plans during the remainder of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended July 31, 2008 was $371 million compared to $387 million used in the same period of 2007. Investments in property, plant and equipment were $110 million in the nine months ended July 31, 2008 as compared to investments of $115 million in the same period in 2007. We expect that total capital expenditures for the current year will be $161 million compared to last year expenditures of $154 million. Proceeds from sale of property, plant and equipment were $14 million in the nine months ended July 31, 2008 as compared to $12 million in the same period of 2007. In the nine months ended July 31, 2008 we invested $171 million in acquisitions and intangible assets, net of cash acquired, primarily related to our acquisitions of Velocity11 and several other smaller acquisitions, compared to $311 million during the same period of 2007. Agilent also purchased the remaining minority interest in a joint venture for

$14 million in the second quarter of 2008. In the nine months ended July 31, 2008, restricted cash and cash equivalents decreased by approximately $33 million compared to a decrease of $1 million in 2007.

In December 2007, the company reclassified a $255 million investment from cash equivalents to short-term investments. In February 2008, Agilent traded this externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. During the nine months ended July 31, 2008, Agilent liquidated $131 million of these investments and realized net losses of $4 million. We also recognized an additional $3 million unrealized mark-to-market loss in stockholders’ equity. As of July 31, 2008, Agilent held approximately $117 million of these investments classified as short-term investments of $29 million and long-term investments of $88 million.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2008 was $342 million compared to $973 million used in the same period of 2007.

In the first quarter of 2008, our board of directors authorized a new stock repurchase program of up to $2 billion. We repurchased approximately 22 million shares for $750 million during the first nine months of 2008, based on settlement date, as compared to approximately 37 million shares for approximately $1.3 billion during the same period in 2007 under a different program. We may borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in this fiscal year and the next. Proceeds from the issuance of common stock under employee stock plans were $198 million in the first nine months of 2008 compared to $344 million during the same period in 2007.

In 2008, we reclassified our $1.5 billion debt from long-term to short-term in our condensed consolidated balance sheet and also reclassified our restricted cash. In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent (“World Trade”), entered into a five-year Master Repurchase Agreement and related Confirmation (together, the “Repurchase Agreement”) with a counterparty pursuant to which World Trade sold 15,000 Class A preferred shares of one of its wholly owned subsidiaries to the counterparty, having an aggregate liquidation preference of $1.5 billion. (the “Purchased Securities”).  Subsequent to an amendment signed in December 2007, the $1.5 billion obligation of our subsidiary to repurchase the preferred shares has been classified as short term debt on our condensed consolidated balance sheet.  In March 2008, World Trade received a notice of acceleration to obligate World Trade to repurchase the Purchased Securities on July 16, 2008. In June 2008, World Trade entered into an amendment to the Repurchase Agreement to extend the obligation of World Trade to repurchase the Purchased Securities from July 16, 2008 to November 17, 2008.

On August 7, 2008 World Trade entered into a further amendment to provide World Trade the right to accelerate the date of repurchase of all or any portion of the Purchased Securities from November 17, 2008 to October 20, 2008, provided that World Trade gives notice by September 15, 2008. World Trade is obligated to make quarterly payments to the counterparty at a rate per annum, reset quarterly, equal to the three-month London inter-bank offered rate plus 52 basis points for the period through July 16, 2008 and 235 basis points for the period from July 17, 2008 through November 17, 2008.

As of July 31, 2008, we had approximately $1.6 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the debt mentioned above. However, most of this cash is overseas and would need to be repatriated to the United States in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal income tax payments in future years.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of July 31, 2008, we had an outstanding balance of $210 million on the credit facility and it has been classified as short-term debt in our condensed consolidated balance sheet. On June 13, 2008, we entered into a Second Amendment to our five-year credit agreement.  Pursuant to the Second Amendment, the existence of the accelerated obligation of World Trade to repurchase the Purchased Securities by November 17, 2008 will constitute an event of default, unless Agilent shall have satisfied the obligation or entered into definitive principal documentation with one or more counterparties regarding a transaction which would satisfy the World Trade repurchase obligation on or prior to that date that is at least three business days prior to the date upon which the World Trade repurchase obligation is due. If a default were to occur under the credit agreement, the lenders could require Agilent to immediately repay any outstanding debt under the credit facility.

Other

As a result of adopting FIN No. 48, $453 million of taxes payable are now included in other long-term liabilities as of July 31, 2008. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2007 Annual Report of Form 10-K to our contractual commitments in the first half of fiscal year 2008. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

On August 22, 2008 Fitch Ratings upgraded Agilent from “BBB-”to “BBB”. Fitch Ratings had initiated their coverage of Agilent on March 29, 2007 by assigning a rating to Agilent of “BBB-”.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 67 percent and 66 percent of our revenues were generated in U.S. dollars during the third quarter of 2008 and 2007, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2008, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, last year we completed a number of acquisitions, including the acquisition of Stratagene Corporation in our third fiscal quarter. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or for the first three quarters of 2008. We have filed a formal protest and expect to meet with the Appeals Office. In the protest, we opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR, vigorously. In April of 2008, we received a rebuttal to our formal protest. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

Our $1.5 billion repurchase obligation under our World Trade financing arrangement is due on November 17, 2008.  An alternative financing transaction or the use of cash currently outside of the United States to satisfy, in whole or in part, the repurchase obligation may result in higher costs to us which could have a material adverse effect.

On March 18, 2008, Agilent Technologies World Trade, Inc. (“World Trade”), a wholly-owned subsidiary of Agilent, received a notice from Merrill Lynch Capital Services, Inc. (“Merrill”) advising World Trade that it has accelerated to July 16, 2008 (the “Repurchase Date”) the obligation of World Trade to repurchase 15,000 Class A Preferred Shares of Agilent Technologies (Cayco) Limited, a wholly-owned subsidiary of Agilent, at a repurchase price of $1.5 billion.  On June 27, 2008 and August 7, 2008, Agilent, World Trade and Merrill entered into amendments to certain of the World Trade financing agreements, pursuant to which, among other things, the Repurchase Date was extended from July 16, 2008 to November 17, 2008.

We are required to satisfy the repurchase obligation on or before November 17, 2008.  As of July 31, 2008, we had approximately $1.6 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the Class A Preferred Shares.  However, most of this cash is overseas and would need to be repatriated to the United States in order to be used to satisfy the repurchase obligation.  We may pursue other financing transactions to satisfy the repurchase obligation.  However, in light of recent volatility in the financial markets and general economic conditions, there can be no assurance that an alternative financing transaction will be available to us on acceptable terms.  In any case, the costs associated with a repatriation and/or borrowing of additional funds could result in a material adverse impact to our business operating results and financial condition.

The repurchase obligation that is being accelerated relates to the Master Repurchase Agreement and related Confirmation dated March 17, 2008 between World Trade and a counterparty, which amended the original agreement dated January 27, 2006, as amended on December 7, 2007.  World Trade sold the Class A Preferred Shares to the counterparty for a total price of $1.5 billion, the amount of the aggregate liquidation preference. Prior to the acceleration, World Trade was obligated to repurchase the Class A Preferred Shares from the counterparty on January 27, 2011 for 100% of their aggregate liquidation preference, subject to Merrill’s right to accelerate that repurchase by written notice to us to a repurchase date to occur no earlier than 120 days from the date of any notice.

We have issued $600 million in a debt offering and entered into a credit facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million. As of July 31, 2008, we had borrowed $210 million under the credit facility.  We may borrow in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, repurchases of our outstanding shares of common stock or expansion of our business.  As noted above, we may enter into an additional financing arrangement in order to satisfy our $1.5 billion repurchase obligation under our World Trade financing structure on or before November 17, 2008.

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

An “event of default” will occur under the Five-Year Credit Agreement if our $1.5 billion repurchase obligation under our World Trade financing arrangement is not satisfied three business days prior to the date the obligation is due.  If an “event of default” occurred and we were no longer able to borrow under the Five-Year Credit Agreement, our ability to satisfy our cash requirements in the United States could be adversely affected.

On March 18, 2008, World Trade received a notice from Merrill advising World Trade that it has accelerated to July 16, 2008 the obligation of World Trade to repurchase 15,000 Class A Preferred Shares of Agilent Technologies (Cayco) Limited, a wholly-owned subsidiary of the Company, at a repurchase price of $1.5 billion.  On June 27, 2008 and August 7, 2008, Agilent, World Trade and Merrill entered into amendments to certain of the World Trade financing agreements, pursuant to which, among other things, the Repurchase Date was extended from July 16, 2008 to November 17, 2008.  Under the Company’s Five-Year Credit Agreement, dated May 11, 2007, as amended (the “Credit Agreement”) by and among the Company, the lenders who are a party to the agreement, and JPMorgan Chase Bank, N.A., as administration agent, if the World Trade repurchase obligation is not satisfied by at least three business days prior to the date the World Trade repurchase obligation is due, an “event of default” will occur under the Credit Agreement.  Also, in the event that we enter into an alternative financing arrangement to satisfy the World Trade repurchase obligation, we may be required to agree to terms in the new financing that could cause an “event of default” under the Credit Agreement.  If a default were to occur, our lenders could require us to immediately repay any outstanding debt and refuse to lend us additional amounts until the event of default were cured.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2008.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May 1, 2008 through May 31, 2008	462,338	$36.27	462,338	$1,483
Jun. 1, 2008 through Jun. 30, 2008	1,145,595	$36.84	1,145,595	$1,441
Jul. 1, 2008 through Jul. 31, 2008	5,392,978	$35.40	5,392,978	$1,250
Total	7,000,911	$35.69	7,000,911

(1)                                On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.

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

Dated: September 5, 2008	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: September 5, 2008	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*

10.2	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*

10.3

Second Amendment to Five Year Credit Agreement, dated June 13, 2008, by and among Agilent, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.  Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 19, 2008.

10.4

Master Repurchase Agreement, dated as of March 17, 2008, between Agilent Technologies World Trade, Inc. and Steers Repo Pass-Thru Trust, 2008-1 and Annex I to the Master Repurchase Agreement dated June 27, 2008.  Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 2, 2008.

10.5	Third Amended and Restated Guaranty of Agilent Technologies, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed July 2, 2008.

10.6	Fifth Amended and Restated Related Agreement, dated as of August 7, 2008, among Merrill Lynch Capital Services, Inc., Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc.

10.7

Novation Agreement (including Confirmation), dated as of March 17, 2008, among Agilent Technologies World Trade, Inc., Belmont Funding LLC and Steers Repo Pass-Thru Trust, 2008-1.  Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed July 2, 2008.

11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 9.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates management contract or compensatory plan, contract or arrangement.