Form 10-K
period 2008-10-31
AGILENT TECHNOLOGIES INC
filed 2008-12-19
CIK 1090872

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2008, was approximately $10.25 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 30, 2008, there were 351,980,707 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 11, 2009, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2008 are incorporated by reference into Part III of this Report	III

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

        For the fiscal year ended October 31, 2008, we have two business segments comprised of the electronic measurement business and the bio-analytical measurement business. Our electronic measurement business focuses on the communications and electronics industries, while our bio-analytical measurement business focuses on the life sciences industry and in the environmental, chemical, food and petrochemical industries and in materials sciences. In addition to our two businesses, we conduct centralized research through Agilent Technologies Laboratories ("Agilent Labs"). Each of our businesses, including Agilent Labs, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $5.77 billion for the fiscal year ended October 31, 2008, we generated 32 percent in the U.S. and 68 percent outside the U.S. As of October 31, 2008, we employed approximately 19,600 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, India, Japan, Malaysia, Singapore and the United Kingdom.

        Beginning in the first fiscal quarter of 2009, we will report our results in three separate business segments comprised of the electronic measurement business, the bio-analytical measurement business and the semiconductor and board test business. The new semiconductor and board test segment will combine laser interferometer, parametric test and printed circuit board manufacturing test equipment. At the same time, we will move microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. More details on these changes are included beginning on page 52 under the heading of 2009 Segment Reporting Change within the Management Discussion and Analysis. The business description in this Item 1 reflects the two segment structure as of and for the year ended October 31, 2008.

        The net revenue, income from operations and assets by business segment as they were structured as of and for the fiscal year ended October 31, 2008 for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference here.

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

        Our electronic measurement business employed approximately 11,600 people as of October 31, 2008. Our electronic measurement business generated $3.5 billion in revenue in fiscal 2008, $3.4 billion in revenue in fiscal 2007, and $3.3 billion in revenue in fiscal 2006.

  Electronic Measurement Markets

        Our electronic measurement products serve the following markets:

  The Communications Test Market

        We market our communications test products and services to network equipment manufacturers ("NEMs"), handset manufacturers, and communications service providers. NEMs manufacture and sell products to facilitate the transmission of voice, data and video traffic. The NEMs' customers are the distributors of end-user subscriber devices, including wireless personal communication devices and set-top boxes, as well as communications service providers that deploy and operate the networks and services. To meet their customers' demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

        Communications service providers require reliable network equipment that enables new service offerings and allow their networks to operate at ever-faster speeds. To achieve this, communications service providers require a range of sophisticated test instruments and systems to monitor and evaluate network performance and to identify any sources of communications failure.

        Handset manufacturers require test and measurement products for the design, development, manufacture and repair of mobile handsets. These mobile handsets are used for voice, data and video delivery to individuals who connect wirelessly to the service provider's network. The handset manufacturers' primary customers are the large and small service providers. The handset manufacturers require test and measurement products that enable technology development in conformance with the latest communications standards.

        The communications test market accounted for approximately 42 percent of revenue from our electronic measurement business in 2008.

  The General Purpose Test Market

        We market our general purpose test products and services to the electronics industry and other industries with significant electronic content such as the aerospace and defense, computer and semiconductor industries. These electronics and electronics-dependent industries design develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and communications devices, and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and software design tools in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments. They also demand automated functional test systems, which test an electronic device as if it were in use in its final environment.

        Customers use our general purpose test solutions in developing and manufacturing a wide variety of electronic components and systems. These customers' test requirements include testing the electrical parameters of wafers used in the semiconductor manufacturing process, testing multiple parameters of the printed circuit boards used in almost every electronic device; testing of the final product; and testing of systems containing multiple electronic instruments.

        The general purpose test market accounted for approximately 58 percent of revenue from our electronic measurement business in 2008.

  Electronic Measurement Products

        We divide our electronic measurement products into communications test products and general purpose test products.

  Communications Test Products

        We sell communications test products and services for a wide range of communications networks and systems including wireless communications and microwave networks, voice, broadband, data,

and fiber optic networks. In addition, we provide assistance with installation and maintenance of our products and network assurance systems to enable network operators to maximize network utilization, uptime and quality of service.

        Our wireless communications and microwave network products include radio frequency and microwave test instruments and electronic design automation software tools. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations, as well as satellite and aerospace defense systems. Test products include Electronic Design Automation (EDA) software, vector and signal analyzers, signal generators, vector network analyzers, and one box testers.

        Our broadband and data network test products include our network analyzer and router testers. Our network analyzer product line offers a wide range of capabilities to monitor and troubleshoot wireless networks, high-speed local area networks, wide area networks and asynchronous transfer mode networks carrying multiservice traffic. Our N2X router testers are used in development to validate the performance and scalability of next-generation network equipment carrying multiservice traffic (VoIP, video, data services, and Virtual Private Networks).

        Our suite of fiber optic test products measure and analyze a wide variety of critical optical and electrical parameters in fiber optic networks and their comprising components. Components which can be tested with Agilent solutions include source lasers, optical amplifiers, filters and other passive components. Test products include optical component analyzers, optical power meters, and optical spectrum analyzers.

        Our installation and maintenance assistance facilitates the installation, commission and activation of networks and services. We have a breadth of products for troubleshooting and maintaining optical, wireless, wireline and large-company networks.

        Our network assurance products assist network operators in managing the capacity performance and quality of network service and customer experience for broadband, data, wireless and converged next-generation networks and services.

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital test design products, parametric test products, high frequency electronic design tools, and electronics manufacturing test equipment.

        General purpose instruments are used principally by engineers in research and development laboratories, manufacturing, and calibration and service, for measuring voltage, current, frequency, signal pulse width, modulation and other complex electronics measurements. Our general purpose products include spectrum analyzers, network analyzers, signal generators, logic analyzers, digitizing oscilloscopes, voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.

        Modular instruments and test software are used by the designers and manufacturers of electronic devices as the building blocks of systems that can be configured for a wide variety of test applications, and changed as needed by a combination of modular hardware and software components. Examples include test systems for aviation systems maintenance and multi-function university labs.

        Our digital test products are used by research and development engineers across a broad range of industries to validate the function and performance of their digital product and system designs. These designs include a wide range of products from simple digital control circuits to complex high speed systems such as computer servers and the latest generation gaming consoles. The test products offered include high-performance oscilloscopes, logic and serial protocol analyzers, logic-signal sources and data generators.

        Our high-frequency electronic design automation software tools are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Agilent's products in this area are well-established software platforms within the wireless and the aerospace and defense design industries. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications as digital speeds continue to increase.

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

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufacturers, handset manufacturers and network equipment manufacturers who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communication networks and services. Many of our customers purchase solutions across several of our major product lines for their different business units. We had approximately 30,000 customers for electronic measurement products in fiscal 2008 and in fiscal 2008, no single customer represented greater than 3 percent of net revenue of the electronic measurement business.

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

  Electronic Measurement Sales, Marketing and Support

        We have a focused sales strategy, using a direct sales force, resellers, manufacturer's representatives and distributors to meet our customers' needs. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our communications network assurance systems, where customers require intensive strategic consultation. Our sales force also engages with the contract manufacturer market by collaborating with original equipment manufacturers to specify our test equipment for contract manufacturer test applications, as well as marketing to contract manufacturers directly.

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

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California, Colorado and Washington in the U.S. Outside of the U.S., we have manufacturing facilities in China, Germany, Japan, Malaysia, Scotland and Switzerland.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), Applied Wave Research, Inc., EXFO Electro-Optical Engineering, Inc., Ixia, JDS Uniphase, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. (a subsidiary of Danaher Corporation). In the general purpose test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation, Photon Dynamics, Inc., Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., and Wintest Corp.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Bio-Analytical Measurement Business

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: gas chromatography, liquid chromatography, mass spectrometry, inductively coupled plasma mass spectroscopy, microfluidics, microarrays, microscopy, laser interferometers, PCR (Polymerase Chain Reaction) instrumentation, laboratory automation and robotics, software and informatics, and related bioreagents, consumables and services.

        We employed approximately 5,500 people as of October 31, 2008 in our bio-analytical measurement business. This business generated revenue of $2.3 billion in fiscal 2008, $2.0 billion in fiscal 2007, and $1.7 billion in fiscal 2006.

  Bio-Analytical Measurement Markets

        Primarily, our bio-analytical measurement business serves the following markets:

  Life Sciences Markets

        Our life science markets accounted for approximately 45 percent of revenue from our bio-analytical measurement business in 2008. Within the life sciences, we focus on the following two primary market categories:

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

                The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research, the focus is widening to include translational research — multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, the European Organisation for Research and the Treatment of Cancer (EORTC), the European Molecular Biology Laboratory (EMBL), the Singapore Genomics Institute (SGI), the Wellcome Trust Sanger Institute, and National Translational Cancer Research Network (NTRAC). In addition, large donations by private foundations are also fueling growth in this key market segment.

  Chemical Analysis Markets

        Our chemical analysis markets accounted for approximately 55 percent of revenue from the bio-analytical measurement business in 2008. Within chemical analysis, we focus primarily on the following areas: petrochemical, environmental, homeland security and forensics, bioagriculture and food safety, and material science.

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

                The Bioagriculture and Food Safety Market.    Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. For example, our mass spectrometer portfolio, including triple quad liquid chromatography mass spectrometers, is used to analyze contaminants and residual pesticides in food. There is a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content. This testing is primarily done via PCR amplification of nucleic acid followed by microfludic, real time florescent or microarray detection. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms, as well as testing for genetically modified content, using microarray and microfluidics solutions.

                Material Science Markets.    We address the material science market by providing microscopy, particle analysis and optical spectroscopy solutions for the materials testing, life sciences and chemical analysis markets, as well as to advance nanotechnology. Current technology platforms include UV-VIS spectroscopy, atomic force microscopy (AFM), particle analysis, and extreme precision interferometry and optics. We are the leading supplier of laser interferometers and nano positioning systems for the semiconductor lithography market. During fiscal 2008 we made several acquisitions including TILL Photonics GmbH that expanded our portfolio of advanced optical and fluorescence microscopy systems; Nano Instruments (business unit of MTS Systems Corp.) a supplier of nanoindentation systems that is an adjacent market to atomic force microscopy; and the Particle Sizing Systems and Colloidal Dynamics acquisitions that expanded our growing portfolio of particle analysis solutions for material science customers in the polymer, specialty chemical, inks/pigments, food, pharmaceutical and materials research markets.

Bio-Analytical Measurement Products

        A key factor in all of our bio-analytical measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers. Our key product segments include:

  Microarray Products

        Agilent is a leading worldwide provider of microarray-based, genomics research solutions. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; 60-mer oligo microarrays on industry-standard 1" × 3" glass slides for gene expression; comparative genomic hybridization, microRNA, splice variants and chromatin immunoprecipitation applications; custom microarray design services; and GeneSpring software products for data analysis.

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

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. A gas chromatograph ("GC") is used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. We continue to expand the application space for our GCs with the development of new separation columns and product enhancements. Over the last three years, Agilent has introduced updated and advanced models of all of its major gas chromatography platforms, including the launch of the 7890A Gas Chromatography which replaced the 6890A, the world's most popular Gas Chromatograph. Our advances in GC Capillary Flow Technology provide an effective alternative to more costly and problematic cryogenic solutions in GC X GC applications, and solve practical data quality and throughput problems for customers. During fiscal 2008, our acquisition of RVM Scientific added rapid, direct heating/cooling systems for GC that greatly reduces GC and GC/MS analytical cycle times, addressing customers' demand for greater productivity, lower power consumption and a reduced footprint.

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when sample vaporization is not an option, LC also separates and detects compounds to determine molecular identity and quantity. Our LC instruments are modular in construction and can be configured to form instruments that perform specific analyses. Agilent's HPLC system, the Agilent 1100 Series, has sold over 60,000 systems since its introduction, and in 2006 was replaced by its successor, the advanced 1200 Series Rapid Resolution Liquid Chromatography (RRLC) System. The 1200 Series is highly flexible, known for its unique capability to switch between ultra high-performance liquid chromatography (UHPLC) capability of RRLC mode and conventional HPLC mode. As a leader in liquid chromatography, we continue to expand our application space with new

HPLC columns and ongoing product enhancements. Our leading edge innovation, HPLC-Chip, is fully commercialized and expanding demand for nano LC solutions across many markets.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and ion characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs. Agilent's MS portfolio includes instruments built around five main configurations — single quadrupole, triple quadrupole, ion trap, time-of-flight (TOF) and quadrupole time-of-flight. We significantly expanded our mass spectrometry portfolio over the past three years with a focus on reliability, sensitivity and ease of use. In fiscal 2008 we introduced the 7000A triple quadrupole gas chromatograph/mass spectrometer (GC/MS/MS), the 6530 Accurate-Mass Quadrupole Time-of-Flight (Q-TOF), and an enhanced version of our 6460 triple quadrupole liquid chromatograph/mass spectrometer (LC/MS/MS). These new platforms serve new and growing markets for Agilent.

  Microscopy Products

        Atomic force microscopes ("AFM") are high-resolution imaging devices that can resolve features as small as an atomic lattice in the real space. An AFM allows researchers to observe and manipulate molecular and atomic level features in a sample of interest. Our expanding portfolio of AFM products provides customers, reliable, easy-to-use tools for a wide range of nanotechnology applications, including semiconductor, data storage, polymers, materials science and life science studies. During fiscal 2008, we acquired TILL Photonics GmbH that expanded our portfolio of advanced optical and fluorescence microscopy systems.

  Laser Interferometer Products

        We are the leading supplier of laser interferometers and nano positioning systems for the semiconductor lithography market. Laser interferometer position measurement systems provide very precise position or distance information for dimensional measurements or motion control. When built into manufacturing and inspection equipment, a laser interferometer system reports the position or controls the motion of a product platform with more accuracy than any other method. It allows manufacturers to produce precision products from integrated circuits to medical devices to aerospace components that meet the most stringent specifications.

  Inductively Coupled Plasma Mass Spectrometry Products

        Agilent is a leading worldwide provider of inductively coupled plasma mass spectroscopy (ICP-MS) solutions. ICP-MS is an analytical technique used for trace elemental determinations with applications in a number of different fields including drinking water, wastewater, food and life sciences. Agilent's Octopole Reaction System (ORS) removes interfering species using only inert helium gas, which vastly improves speed and accuracy. A growing trend in the world of elemental analysis has revolved around the speciation of certain metals such as chromium and arsenic. One of the primary techniques to achieve this is to use an ICP-MS in combination with an HPLC.

  PCR Instrumentation

        The acquisition of Stratagene Corporation during fiscal 2007 provided an expansion of our Life Science tools offering with the addition of tools and instrumentation for implementing polymerase chain reaction (PCR). PCR is used by scientists studying genetics to amplify or replicate a small amount of DNA to enable further analysis of the genes. Stratagene is a leader in the PCR market providing traditional PCR tools and real-time PCR tools, a homogeneous measurement version of PCR. Our portfolio of PCR instrumentation, reagents and kits, coupled with our other products such as microarrays, provides a broad set of workflow solutions to customers in the genomics marketplace.

  Lab Automation and Robotics

        The acquisition of Velocity11 during fiscal 2008 enabled us to offer a more comprehensive suite of workflow solutions to its life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi-armed robotic systems. These solutions strengthened our offering of automated sample-preparation solutions across a broad range of applications.

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

  Bioreagents

        Bioreagents are the primary tools used by scientists in the Life Science market to interrogate cells, genes and proteins. These bioreagent products are used to conduct a variety of experiments necessary to understand both the form and function of biological entities. The acquisition of Stratagene Corporation during fiscal 2007 provided an expansion of our Life Science tools offering with the addition of a portfolio of reagent products for Nucleic Acid Amplification (PCR) and quantitative real-time PCR (QPCR), Cloning, Mutagenesis, Cell Biology and other key life science applications. These reagent tools enable us to create a broad set of complete workflow solutions to meet customer needs across our Life Science markets.

  Consumables and Services

        We also offer a broad range of consumable products, which support our LC, GC and MS technology platforms. These consumable products include sample preparation products, self manufactured GC and LC columns, chemical standards, instrument replacement parts, and consumable supplies to meet our customers' analysis needs. All of our products are designed to Agilent's specifications to improve and maximize the performance of our instruments.

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

  Bio-Analytical Measurement Customers

        We have roughly 35,000 customers, and during fiscal 2008, no single customer represented greater than 3 percent of the net revenue of the business. The bio-analytical measurement business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

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

  Bio-Analytical Measurement Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Texas and Delaware in the U.S. Outside of the U.S., we have manufacturing facilities in China, Germany, Scotland and Japan. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

  Bio-Analytical Measurement Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix, Inc., GEHealthcare, Life Technologies Corp., Thermo Fisher Scientific Inc. and Waters Corp. Our principal competitors in the chemical analysis arena include: Life Technologies Corp., Perkin Elmer Corp., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Varian, Inc. Our principal competitors in the material science arena include: Heidenhain Corp., Malvern Instruments Ltd., Seiko Instruments Inc., Veeco Instruments Inc., and Zygo Corp. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

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

Agilent Technologies Laboratories

        Agilent Laboratories is our central research organization based in Santa Clara, California, with satellite offices in Beijing, China; Leuven, Belgium; and South Queensferry, Scotland. Agilent Laboratories creates competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's measurement footprint into adjacent markets. At the cross-roads of the organization, Labs is able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

        Agilent Laboratories employs approximately 200 researchers. The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, microfabrication, microfluidics, software, informatics, optics, physics, physiology and signal processing.

Global Infrastructure Organization

        We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. These organizations are generally headquartered in Santa Clara, California, with services provided worldwide. As of the end of October 2008, our global infrastructure organizations employed approximately 2,500 people, which includes the Agilent Labs researchers described above.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $704 million in 2008, $685 million in 2007 and $655 million in 2006, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        On October 31, 2008, our unfilled orders for the electronic measurement business were approximately $660 million, as compared to approximately $750 million at October 31, 2007. On October 31, 2008, our unfilled orders for the bio-analytical measurement business were approximately $370 million, as compared to approximately $290 million at October 31, 2007. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 68 percent in fiscal 2008, 66 percent in fiscal 2007 and 66 percent in fiscal 2006, the majority of which was from customers other than foreign governments. Approximately 12 percent of our annual revenue in each of the last three years was derived from Japan. Approximately 11 percent of our revenue in fiscal 2008, 10 percent in fiscal 2007 and 8 percent in fiscal 2006 was derived from China. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 48 percent in fiscal 2008, 55 percent in fiscal year 2007 and 55 percent in fiscal year 2006. Approximately 14, 16 and 19 percent of our long-lived assets were located in Japan in fiscal years 2008, 2007 and 2006, respectively.

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

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        David S. Churchill, 51, has served as our Vice President and General Manager of the Network and Digital Solutions Business Unit of the Electronic Measurements Group since May 2006. Prior to assuming this position, from May 2005 to May 2006, Mr. Churchill served as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Churchill served as Vice President and General Manager of the Communications and Video Business Unit of Tektronix, Inc. from 2001 to April 2005. Mr. Churchill held various management positions at Tektronix, Inc. from 1995 to 2001.

        Adrian T. Dillon, 54, has served as our Executive Vice President, Finance and Administration, Chief Financial Officer since March 2005. Mr. Dillon served as our Executive Vice President and Chief Financial Officer from December 2001 to March 2005. Prior to joining Agilent, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997. Mr. Dillon is a member of the Board of Directors of Williams-Sonoma, Inc., where he is Chairman of the Audit and Finance Committee. Mr. Dillon was also a member of the Board of Directors of Verigy Ltd. from March 2006 to July 2007 and served as Chairman from June 2006 to July 2007.

        Gooi Soon Chai, 47, has served as our Vice President and General Manager of the Electronic Instruments Business Unit (formerly known as Asia Instruments Business Unit) of the Electronic Measurements Group since February 2005. Prior to assuming this position, from February 2003 to January 2005, Mr. Gooi served as our Vice President and General Manager of the Asia Manufacturing Centers of the Electronic Products and Solutions Group. Mr. Gooi served as our Vice President and General Manager of the Worldwide Order Fulfillment Asia Operations of the Electronic Products and Solutions Group from December 2000 to January 2003.

        Jean M. Halloran, 56, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 57, has served as our Vice President, Corporate Controllership and Tax since November 2006 and as our Chief Accounting Officer since November 2007. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France. In 1993, he became Director of Finance and Administration of Hewlett-Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett- Packard Europe, Middle East, and Africa.

        Lonnie G. Justice, 52, has served as our Vice President and General Manager of the Worldwide Sales and Support Organization for the Life Sciences and Chemical Analysis Group since August 2004. Prior to assuming this position, from August 2001 to August 2004, Mr. Justice served as our General Manager for the field operations in the Americas.

        Michael R. McMullen, 47, has served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group since January 2002. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as our Japan Country Manager for the Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Agilent Technologies and Yokogawa Electric Joint Venture (YAN) from July 1996 to March 1999.

        Ronald S. Nersesian, 49, has served as our Vice President and General Manager of the Wireless Business Unit of Electronic Measurements Group since February 2005. Prior to assuming this position, from May, 2002 to February 2005, Mr. Nersesian served as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002, including Senior Vice President and General Manager of the Digital Storage Oscilloscope Business.

        D. Craig Nordlund, 59, was named our Senior Vice President, General Counsel and Secretary in May 1999 and serves as an officer or director for a variety of Agilent subsidiaries. He is also a director of the Addison Avenue Federal Credit Union. Mr. Nordlund served as Associate General Counsel and Secretary of Hewlett-Packard Company from 1987 to 1999.

        Saleem N. Odeh, 58, has served as our Vice President and General Manager of Sales, Service and Support Organization for the Electronic Measurements Group since September 2001. Prior to assuming this position, from June 1999 to September 2001, Mr. Odeh served as our Vice President and General Manager for the field operations in North America.

        Nicolas H. Roelofs, 50, has served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group since June 2006. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from 2001 to December 2004.

        William P. Sullivan, 58, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

        Our Amended and Restated Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under "Corporate Governance". These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Risks, Uncertainties and Other Factors That May Affect Future Results

  Declining general economic conditions and uncertainties in the global credit and equity markets may adversely affect our operating results and financial condition.

        Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last. A continuing economic downturn and financial market disruptions may adversely impact our business resulting in:

  •
  Reduced demand for our products realized by diminished new orders and increases in order cancellations;

  •
  Increased risk of excess and obsolete inventories;

  •
  Increased pressure on the prices for our products and services;

  •
  Greater difficulty in collecting accounts receivable;

  •
  Reduced access to the credit markets to meet short term cash needs in the U.S.; and

  •
  Greater risk of impairment to the value, and a detriment to the liquidity, of our investment portfolio.

  Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

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

        In addition, although the majority of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond that twelve month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third party financial institutions as counterparties. These financial institutions, generally, have experienced and continue to experience significant adverse effects on their business from the current decline in general economic conditions and uncertainties in the global credit and equity markets. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of performance under hedging contracts.

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

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, last year we completed a number of acquisitions, including the acquisition of Velocity11 in our first fiscal quarter. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

        Some of our properties are undergoing remediation by the Hewlett-Packard Company ("HP") for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify us with respect to claims arising out of that contamination. HP will have access to our properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations. In addition, the determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation.

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

        We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which allow them to compete with us using that intellectual property.

  We have received a Revenue Agent's Report from the U.S. Internal Revenue Service for fiscal years 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations, financial condition and liquidity.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or 2008. We have filed a formal protest and will address these matters with the Appeals Office. In the protest, we opposed the claim associated with Agilent's brand name, and most of the other claimed adjustments proposed in the RAR, vigorously. In April of 2008, we received a rebuttal to our formal protest. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

  Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

        At the end of fiscal 2008, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of October 31, 2008, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

        In December 2007, the company reclassified a $255 million investment from cash equivalents to short-term investments. In February 2008, Agilent traded this externally managed short-term investment fund for the underlying securities of the investment and now manages a portfolio of those investments internally. This portfolio consists of a variety of fixed income securities, including some mortgage-backed securities. In prior distributions, we experienced losses with respect to this portfolio. There can be no assurance that we will not realize additional net losses and/or experience further mark-to-market losses in stockholders equity with respect to these investments which could have a material adverse impact to our results and financial condition.

  We have issued $600 million in a debt offering and entered into a credit facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million. We may borrow in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, repurchases of our outstanding shares of common stock or expansion of our business. We may enter into an additional financing arrangement in order to satisfy our $1.5 billion repurchase obligation of our subsidiary, Agilent Technologies World Trade, which is scheduled to come due in January 2011.

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

  Our results of operations, financial condition and liquidity could be adversely affected if our long-term leasehold counterparty becomes insolvent and the credit support on the leasehold transaction fails.

        In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we completed a like-kind exchange by acquiring a long-term leasehold interest in several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. We contracted with a third party to provide credit protection for certain aspects of the transaction, including a future bankruptcy of the municipality. The current third party insurer is a subsidiary of American International Group Inc. ("AIG") which has recently experienced a credit rating downgrade by Moody's and Standard & Poor's and has been the recipient of U.S federal government sponsored loans. If the municipality was to become insolvent and the credit support on the transaction was to fail, our results of operations, financial condition and liquidity could be adversely affected.

  We have substantial cash requirements in the United States while a majority of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

        Although cash generated in the United States covers normal operating requirements, a substantial amount of additional cash is required for special purposes such as repurchases of our stock and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

  If we suffer a loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

        Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, we may be at a greater risk that our operations be harmed by a catastrophic loss.

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

        As of October 31, 2008, we owned or leased a total of approximately 10.8 million square feet of space worldwide. Of that, we owned approximately 7.4 million square feet and leased the remaining 3.4 million square feet. Our sales and support facilities occupied a total of approximately 1.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.5 million square feet. Information about each of our businesses appears below:

                Electronic Measurement.    Our electronic measurement business has manufacturing and R&D facilities in Australia, Canada, China, Germany, Japan, Malaysia, Singapore, India, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

                Bio-Analytical Measurement.    Our bio-analytical measurement business has manufacturing and R&D facilities in China, Germany, Japan and the U.S. Additionally, we have marketing centers in Germany, Japan, Singapore and the U.S., and sales offices throughout the world.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. However, class certification of plaintiffs' underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying such a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to "seek certification of a more modest class." On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six "test cases" (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants' motion to dismiss. Plaintiffs have also moved for class certifications in these test cases, which the defendants in these cases have opposed. No hearing dates have been set for the class-certification motion. Discovery is also proceeding in these cases. It is uncertain if or when there will be any revised or future settlement. Under our separation agreements with Hewlett-Packard Company ("HP"), HP agreed to indemnify us for a substantial portion of IPO-related liabilities. If the litigation against Agilent continues, Agilent believes it has meritorious defenses and intends to defend the case vigorously. We believe the likelihood that Agilent will be required to pay any material amount is remote.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2008, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2007 and 2008 fiscal years, the high and low sale prices per quarter as reported in the consolidated transaction reporting system for the New York Stock Exchange are as:

Fiscal 2007	High	Low
First Quarter (ended January 31, 2007)	$35.69	$31.68
Second Quarter (ended April 30, 2007)	$35.80	$30.26
Third Quarter (ended July 31, 2007)	$40.42	$34.40
Fourth Quarter (ended October 31, 2007)	$39.37	$31.15
Fiscal 2008	High	Low
First Quarter (ended January 31, 2008)	$38.24	$31.26
Second Quarter (ended April 30, 2008)	$34.86	$28.79
Third Quarter (ended July 31, 2008)	$38.00	$29.89
Fourth Quarter (ended October 31, 2008)	$37.25	$18.75

        As of December 1, 2008, there were 45,871 common stockholders of record.

        We have not paid any cash dividends to date, and we currently intend to retain any future income to fund the development and growth of our business and fund stock repurchases from time to time. Our management and Board of Directors continually evaluate our capitalization strategy.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2008. The total number of shares of common stock purchased by the company during the year ended October 31, 2008 is 30,065,114.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2008 through Aug. 31, 2008	460,100	$34.88	460,100	$1,234
Sep. 1, 2008 through Sep. 30, 2008	5,799,150	$30.84	5,799,150	$1,055
Oct. 1, 2008 through Oct. 31, 2008	1,902,000	$28.90	1,902,000	$1,000

Total	8,161,250	$30.61	8,161,250

(1)
On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent's common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.

(2)
The weighted average price paid per share of common stock does not include the cost of commissions.

 Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Consolidated Statement of Operations Data:			(1)	(1)	(1)
Net revenue	$5,774	$5,420	$4,973	$4,685	$4,556
Income from continuing operations before taxes and equity income	$815	$670	$627	$291	$87
Income from continuing operations	$693	$638	$1,437	$191	$59

Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	1,816	186	242
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	54	(50)	68

Net income	$693	$638	$3,307	$327	$369

Net income (loss) per share — Basic:
Income from continuing operations	$1.91	$1.62	$3.33	$0.38	$0.12
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	4.21	0.38	0.50
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	0.13	(0.10)	0.14

Net income per share	$1.91	$1.62	$7.67	$0.66	$0.76

Net income (loss) per share — Diluted:
Income from continuing operations	$1.87	$1.57	$3.26	$0.38	$0.12
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	4.12	0.37	0.49
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	0.12	(0.10)	0.14

Net income per share	$1.87	$1.57	$7.50	$0.65	$0.75

Weighted average shares used in computing basic net income per share	363	394	431	494	483
Weighted average shares used in computing diluted net income per share	371	406	441	500	490

	October 31,
	2008	2007	2006	2005	2004
	(in millions)
Consolidated Balance Sheet Data:			(1)	(1)	(1)
Cash and cash equivalents and short-term investments	$1,429	$1,826	$2,262	$2,251	$2,315
Working capital	$1,883	$2,008	$2,420	$2,511	$2,891
Restricted cash and cash equivalents	$1,582	$1,615	$1,606	$22	—
Total assets	$7,437	$7,554	$7,369	$6,751	$7,144
Long-Term Debt	$2,125	$2,087	$1,500	—	$1,150
Stockholders' equity	$2,559	$3,234	$3,648	$4,081	$3,569

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

Overview and Executive Summary

        Agilent Technologies, Inc. ("we", "Agilent" or the "company") is the world's premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. As of October 31, 2008, Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

        Agilent's net revenue from continuing operations in 2008 was $5,774 million, an increase of 7 percent in comparison to 2007. Foreign currency movements accounted for 3 percentage points of revenue growth compared to 2007. A further one percentage point of revenue growth in 2008 was attributable to acquisitions. Our bio-analytical measurement business performed well throughout the year and net revenue in 2008 increased by 14 percent in comparison to 2007. Foreign currency movements and acquisitions accounted for 5 and 2 percentage points, respectively, of bio-analytical measurement business revenue growth compared to 2007. Demand for our bio-analytical measurement products and services increased across all markets in which our life science and chemical analysis businesses operate. In our electronic measurement business, net revenue in 2008 increased 2 percent in comparison to 2007. Adjusted for foreign currency movements, electronic measurement revenue declined one percent in 2008 compared to 2007. Our electronic measurement business saw reasonable growth in the communications test market, but a slight decline in the general purpose test market compared to 2007. Growth for the electronic measurement segment was led by broadband and wireless manufacturing test markets and wireless R&D. The decline in general purpose test was attributable to weakness in computer and semiconductor market. Agilent's total net revenue in 2007 increased 9 percent in comparison to 2006.

        Net income was $693 million in 2008 and $638 million in 2007. Net income in 2006 was $3,307 million, which included the income from and gain on sale of our semiconductor products business for $1,816 million, the income from the discontinued operations of our semiconductor test solutions business for $54 million and a gain of $901 million on the sale of our investment in Lumileds.

        In 2008, 2007 and 2006 we generated operating cash flows from continuing operations of $ 756 million, $969 million and $431 million, respectively. As of October 31, 2008, 2007 and 2006 we had cash and cash equivalents balances $1,405 million, $1,826 million and $2,262 million, respectively.

        The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This can have adverse effects on Agilent's markets. Slower economic growth could lead to lower demand for Agilent's products and services. Looking forward, we face challenging business conditions as the global economic environment deteriorates and the outlook is uncertain. Our primary strategy is to pursue profitable markets with our leading-edge measurement solutions. Our operating model enables us to allocate resources to opportunities and to increase the variability of our cost structure.

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

                Revenue recognition.    We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use verifiable objective evidence of fair value or vendor-specific objective evidence of fair value for software to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish fair value for those elements could affect the timing of the revenue recognition.

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

                Investment impairments.    We recognize an impairment charge when the decline in the fair value of our equity and debt securities and our cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

                Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123 (R), Shared-Based Payment ("SFAS No. 123 (R)") which was effective November 1, 2005 for Agilent. Under the standard, share-based compensation expense is primarily based on estimated grant date fair value which generally uses the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. We estimate the stock price volatility using the implied volatility of Agilent's publicly traded stock options. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility. In reaching this conclusion, we have considered many factors including the extent to which our options are traded and our ability to find traded options with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 31 percent to 41 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

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

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for U.S. plans and September 30 for non-U.S plans. The U.S. discount rates were determined by matching the expected plan benefit payments against an industry discount curve. The discount rate increased significantly over the prior year from 6.25 percent to 8.5 percent due to higher bond yields. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and either remained unchanged or increased. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

        The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair market value. A one percent change in the estimated long-term return on plan assets for 2008 would result in a $4 million impact on U.S. pension expense and a $14 million impact on non-U.S. pension expense.

        The net periodic pension and post-retirement benefit costs recorded in continuing operations excluding curtailments and settlements were $15 million in 2008, $57 million in 2007, and $81 million in 2006.

                Valuation of long-lived assets.    We performed our annual goodwill impairment analysis in the fourth quarter of 2008. Based on our estimates of forecasted discounted cash flows and our market capitalization at that time, we concluded that our goodwill was not impaired. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. During 2008, we incurred $2 million of asset impairment charges. In addition, we recorded $6 million of investment impairment charges during 2008.

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

                Accounting for income taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

        Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At October 31, 2008, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

        We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Interpretation No. 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes, the new threshold and measurement attributes prescribed by the pronouncement will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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

Results from Continuing Operations

Orders and Net Revenue

	Years Ended October 31,
				2008 over 2007 % Change	2007 over 2006 % Change
	2008	2007	2006
	(in millions)
Orders	$5,750	$5,441	$5,075	6%	7%

Net revenue:
Products	$4,804	$4,505	$4,125	7%	9%
Services and other	$970	$915	$848	6%	8%

Total net revenue	$5,774	$5,420	$4,973	7%	9%

	Years Ended October 31,
				2008 over 2007 Ppts Change	2007 over 2006 Ppts Change
	2008	2007	2006
% of total net revenue:
Products	83%	83%	83%	—	—
Services and other	17%	17%	17%	—	—

Total	100%	100%	100%

        Net revenue in 2008 was $5,774 million, a 7 percent increase over the $5,420 million net revenue recorded in 2007. Foreign currency movements accounted for 3 percentage points of revenue growth compared to 2007. A further one percentage point of revenue growth in 2008 was attributable to bio-analytical acquisitions. Net revenue in 2007 was $5,420 million, a 9 percent increase over the $4,973 million net revenue recorded in 2006.

        The bio-analytical measurement segment achieved revenue growth for the year of 14 percent with increases in both life science and chemical analysis businesses. Foreign currency movements and acquisitions accounted for 5 and 2 percentage points, respectively, of bio-analytical measurement revenue growth compared to 2007. In life science, revenue from the pharmaceutical and biotechnology markets increased but capital spending within those markets is under pressure leading to a slow down in demand. Revenue from academic and government markets increased and was assisted in large part by the contributions made by Stratagene and Velocity11. In chemical analysis we saw strong growth in petrochemical and food safety markets and more modest growth in environmental testing. The petrochemical market continued to grow with replacement demand and plant expansion. The food safety market continued to be strong as the food industry is under continued pressure to ensure safety. In 2007, our bio-analytical business performed very well throughout the year and net revenue in 2007 increased by 20 percent in comparison to 2006. Demand for our products and services increased across every market in which our life sciences and chemical analysis businesses operated.

        Our electronic measurement business saw a 2 percent revenue growth overall with an increase in communications test market and a slight decline in the general purpose test market. Adjusted for foreign currency movements, electronic measurement revenue declined one percent in 2008 compared to 2007. The communications test business increased revenues in the broadband and wireless manufacturing test markets and wireless R&D. In the general purpose test business the aerospace/defense market increased in the first six months of 2008, but has been flat in the second six months of this year due to delays in spending and budgetary pressures. The computer and semiconductor markets decreased and remain under considerable pressure with consumer electronics spending down and manufacturers delaying capital investments. In 2007, our electronic measurement net revenue increased 3 percent in comparison to 2006. Growth for the electronic measurement segment was led by aerospace/defense and wireline/wireless research and development. There was a reduction in revenues in the wireless manufacturing market during the year as the industry experienced excess capacity in handset test.

        Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 6 percent as compared to 2007.

Backlog

        On October 31, 2008, our unfilled orders for the electronic measurement business were approximately $660 million, as compared to approximately $750 million at October 31, 2007. On October 31, 2008, our unfilled orders for the bio-analytical measurement business were approximately $370 million, as compared to approximately $290 million at October 31, 2007. We expect that a large majority of the unfilled orders for both businesses will be delivered to customers within nine months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
Gross margin on products	57.7%	57.2%	56.4%	1 ppt	1 ppt
Gross margin on services and other	43.5%	42.8%	39.2%	1 ppt	4 ppts
Total gross margin	55.4%	54.8%	53.4%	1 ppt	1 ppt
Operating margin	13.8%	10.8%	9.3%	3 ppts	2 ppts
(in millions)
Research and development	$704	$685	$655	3%	5%
Selling, general and administrative	$1,697	$1,700	$1,660	—	2%

        In 2008, total gross margin increased one percentage point in comparison to 2007. Operating margins in 2008 increased 3 percentage points as compared to 2007. Research and development expenditure has risen modestly by 3 percent and we have controlled selling, general and administrative expenses during the year and including both the effects of currency and acquisitions they have remained flat compared to 2007. Operating margins in 2007 increased 2 percentage points as compared to 2006.

        In 2007, total gross margin increased 1 percentage point in comparison to 2006. Operating margins in 2007 increased 2 percentage points as compared to 2006. Research and development expenditure rose modestly and we had tightly controlled selling, general and administrative expenses during the year. We experienced an unfavorable impact in gross and operating margins due to the comparative weakness of the U.S. dollar and Japanese Yen denominated revenues against the Euro and Malaysian Ringgit costs only partially offset by hedging gains.

        Gross inventory charges were $24 million in 2008, $21 million in 2007 and $38 million in 2006. Sales of previously reserved inventory were $6 million in 2008, $5 million in 2007 and $14 million in 2006.

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

        Income from continuing operations in 2008 was $693 million. Income from continuing operations in 2007 was $638 million. Income from continuing operations in 2006 was $1,437 million, which includes a gain of $901 million for the sale of our investment in Lumileds, an equity investment.

        At October 31, 2008, our headcount, on a continuing operations basis, was approximately 19,600 compared to 19,400 in 2007 and 18,700 in 2006.

Provision for Income Taxes from Continuing Operations

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Provision for income taxes	$122	$32	$91

        For 2008, the annual effective tax rate was 15.0 percent on continuing operations. The 15.0 percent continuing operations tax rate includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

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

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. As a result of the incentives, the impact of the tax holidays decreased income taxes by $112 million, $190 million and $76 million in 2008, 2007 and 2006, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.30, $0.47 and $0.17 in 2008, 2007 and 2006, respectively.

        During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. The valuation allowance increased substantially as a result of changes to other comprehensive income-related taxes for pensions, certain mark to market investments, currency translation adjustments and an increase in the amount of foreign tax credits. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence to require maintaining full valuation allowances. During 2008, we established a partial valuation allowance for the deferred tax assets of one foreign entity. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

        Effective at the beginning of the first quarter of 2008, we adopted FIN No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

        As a result of the implementation of FIN No. 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $915 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets when appropriate. As a result of adopting FIN No. 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable. Most of these gross unrecognized tax benefits would affect the effective tax rate, if realized.

        We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. As of the date of adoption of FIN No. 48, we had accrued $35 million for the payment of interest and penalties relating to unrecognized tax benefits.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or 2008. We have filed a formal protest and will address these matters with the Appeals Office of the IRS. In the protest, we vigorously opposed the claim associated with Agilent's brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS's arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

        Our equity in the net income of our unconsolidated affiliate including the 2006 gain on sale of our interest in Lumileds was $901 million in 2006.

Global Infrastructure Organization

        Our infrastructure costs decreased by one percent in relative terms compared to 2007. The global infrastructure organization passes these costs on to our businesses according to usage of services provided. From a headcount perspective, over the years, we have reduced the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions. The global infrastructure organization ended 2008 with approximately 2,495 employees, a decrease of 22 employees from one year ago and a decrease of 234 employees from two years ago. Over the past two years on a region basis, our headcount has dropped by 227 people in the Americas and Europe and by 7 in Asia.

Segment Overview

        Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. As of October 31, 2008, Agilent has two primary businesses focused on the electronic measurement market and the bio-analytical measurement market.

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

  Orders and Net Revenue

	Years Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	(in millions)
Orders	$3,385	$3,415	$3,336	(1)%	2%

Net revenue from products	$2,962	$2,890	$2,797	2%	3%
Net revenue from services and other	517	525	505	(2)%	4%

Total net revenue	$3,479	$3,415	$3,302	2%	3%

        Electronic measurement orders declined 1 percent in 2008, down from 2 percent growth experienced in 2007 compared to 2006. On a geographic basis, orders grew 7 percent in Europe and declined 4 percent in the Americas and 2 percent in Asia and Japan, respectively. In 2007, orders grew 2 percent as growth in the Americas and Europe was offset by declines in Asia, most notably in Japan. Order growth in 2007 was driven by strength in aerospace/defense and general purpose markets, which was offset by declines in the wireless manufacturing and communications market.

        Electronic measurement revenue grew 2 percent in 2008 compared to a 3 percent increase in 2007 as strength in the communications test market was offset by a slight decline in general purpose test. Regionally, revenue from the Americas grew 1 percent, Europe grew 6 percent and Asia grew 1 percent from one year ago. Adjusted for foreign currency movements, electronic measurement revenue declined 1 percentage point in 2008 compared to 2007. In 2007, revenue grew 3 percent with growth in general purpose markets offset by declines in communications test and regional growth in the Americas and Europe offset by declines in Asia. Revenue growth in 2007 was driven by the ongoing global economic expansion and steady consumer electronics spending in the general purpose market.

        General purpose test revenue, representing approximately 58 percent of electronic measurement, declined 1 percent to $2,027 million in 2008 compared to 2007. Within general purpose test, growth in aerospace and defense and other general purpose test business was offset by a decline in the computer and semiconductor test market. Intelligence, surveillance, and reconnaissance markets were strong applications for radio frequency ("RF") content, as well as communications and networking. The computer and semiconductor measurement markets were down compared to last year due to a sharp decline in the parametric test market and weakness in semiconductor-related capital equipment market, while our digital test business improved over last year. Overall general test markets have weakened in the second half of the year due to on-going weakness in electronic manufacturing and semiconductor test markets and softening in aerospace/defense and general purpose markets.

        Communications test revenue, representing approximately 42 percent of electronic measurement, grew 7 percent to $1,452 million in 2008 compared to 2007. The year-over-year growth was driven by strength in broadband and wireless manufacturing test markets, as well as wireless R&D and electronic design automation ("EDA"). Weakness in the communications test market was isolated to the network monitoring and installation and maintenance markets. Strength in broadband R&D and manufacturing test continues to be driven by the convergence of an all internet protocol-based network for service delivery including video, voice, data, and mobile services. Investment in wireless manufacturing was driven largely by the growth in "smart" phones, while wireless R&D test focused primarily on high-speed applications, as well as pre-conformance and interoperability test solutions. A pause in demand for WiMax test solutions in the second half of the year was offset by on-going demand for next-generation cellular technologies test applications.

        Looking forward, we expect continued weakness in our electronic measurement business. Given the current market uncertainty and volatility, these markets are expected to decline due to on-going weakness in electronic manufacturing and semiconductor test markets and broader market weakness. Growth opportunities are expected to be limited to the expansion of wireless 3G coverage and services (high data rate, multi-media services supported by multi-functional handsets), emerging cellular technologies, and continued opportunities in broadband access, voice-over-internet-protocol and fiber-to-the-home, due to consumer demand for voice/data/video converged services. We believe the aerospace and defense market's trend of investment in areas of signal intelligence, communications, surveillance and information warfare bodes well for long-term growth. These growth opportunities are expected to be tempered by slowdowns in capital spending, government budget delays or reductions, continued contraction in the semiconductor test market and the current global economic uncertainty.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2008 versus 2007 and 2007 versus 2006.

	Years Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
Total gross margin	57.9%	57.0%	55.7%	1 ppt	1 ppt
Operating margin	14.0%	11.4%	11.8%	3 ppts	—
(in millions)
Research and development	$489	$503	$460	(3)%	9%
Selling, general and administrative	$1,038	$1,053	$989	(1)%	6%
Income from operations	$488	$390	$390	25%	—

        Gross margins for products and services improved by 1 percentage point year-over-year in 2008 as the favorable impact of foreign currency movement and lower overhead costs were partially offset by changes in product mix and pricing pressure. Gross margins for products and services increased 1 percentage point in 2007 compared to 2006 as margin improvements due to lower infrastructure costs, lower material costs and a functional change in global infrastructure cost allocation were partially offset by changes in product mix.

        Research and development expenses in 2008 decreased 3 percent compared to 2007. This decline was driven largely by operational spending reductions that more than offset the unfavorable year-over-year impact of currency movements. Research and development expenses in 2007 increased 9 percent compared to 2006 due to investment in new technologies, acquisitions, the impact of currency movements and a functional change in global infrastructure cost classification.

        Selling, general and administrative expenses in 2008 decreased 1 percent compared to 2007. This decline was due to reductions in operational and discretionary spending that reflect the savings delivered through cost reduction programs and expense controls, which was partially offset by the unfavorable impact of foreign currency movement. Selling, general and administrative expenses increased 6 percent in 2007 compared to 2006 due to investment in support of growth initiatives, acquisitions, and the impact of currency movements.

        Operating margins increased by 3 percentage points in 2008 compared to 2007 due to gross margin improvement and structural expense reductions. Operating margins were essentially flat in 2007 compared to 2006 as gross margin improvements were offset by increased investment in research and development, as well as selling, general and administrative expenses.

  Income from Operations

        Income from operations increased by $98 million in 2008 compared to 2007 on a revenue increase of $64 million, a 153 percent year-over-year operating margin incremental due to structural expense reductions. Income from operations was relatively flat in 2007 compared to 2006 on a revenue increase of $113 million as higher volume was offset by increases in research and development and selling, general and administrative expenses.

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

  Orders and Net Revenue

	Years Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	(in millions)
Orders	$2,365	$2,026	$1,739	17%	17%

Net revenue from products	$1,842	$1,615	$1,328	14%	22%
Net revenue from services and other	453	390	343	16%	14%

Total net revenue	$2,295	$2,005	$1,671	14%	20%

        Our bio-analytical measurement business continues sustained momentum with growth in orders and revenues on a year-to-year basis. Results were consistent with our normal seasonal patterns and reflected the strong demand across most of our markets.

        Bio-analytical measurement orders in 2008 grew 17 percent when compared to 2007. The Stratagene and Velocity11 acquisitions contributed 2 percentage points of the order growth in 2008, when compared to 2007. We had growth across all geographies with Americas up 16 percent, Europe up 14 percent and Asia up 21 percent when compared to 2007. Foreign currency movements in 2008 accounted for 5 percentage points of the growth in orders when compared to 2007. In our chemical analysis business, we continue to see strength from petrochemical and food safety markets. In life sciences, we saw sustained demand from academic and government markets, offsetting a slowdown in pharmaceutical and biotechnology markets. In 2007, orders grew 17 percent; Stratagene contributed 2 percentage points of this growth, when compared to 2006.

        Bio-analytical measurement revenues in 2008 grew 14 percent compared to 2007 with solid results seen across both life sciences and chemical analysis end markets. The Stratagene and Velocity11 acquisitions contributed 2 percentage points of the revenue growth in 2008, when compared to 2007. Foreign currency movements in 2008 accounted for 5 percentage points of the revenue growth when compared to 2007. Geographically, revenues were up 15 percent in the Americas, 9 percent in Europe, and 23 percent in Asia in 2008 compared to 2007. In 2007, revenues grew 20 percent compared to 2006 due to the impact of the Stratagene acquisition. The addition of Stratagene contributed to 2 percentage points of the 2007 growth.

        Chemical analysis revenue, representing approximately 55 percent of the bio-analytical measurement segment, increased 9 percent to $1,272 million in 2008 compared to 2007. Chemical analysis continues to see strength from petrochemical and food safety market, and relatively modest growth in environmental testing solutions. High petrochemical profits continue to drive capital investments in both instrument replacements and upgrades. Food testing also posted strong revenue growth in 2008. Growth in this sector was driven by updated regulations in China, Malaysia and India following recent food safety issues in the U.S. and by the overall increases made to regulatory standards worldwide. Material Sciences is experiencing a decrease in sales into the semiconductor-related capital equipment market.

        Life science revenue, representing approximately 45 percent of the bio-analytical measurement segment, increased 23 percent to $1,023 million in 2008 compared to 2007. The Stratagene and

Velocity11 acquisitions accounted for 11 percentage points of the growth in 2008, when compared to 2007. In 2008, we saw a slowdown in the pharmaceutical and biotech markets, while our academic and government markets grew at strong rates. Our acquisition of Stratagene is bolstering our coverage in academic and government customer accounts. Academic research is moving toward the use of high-end mass spectrometry instrumentation to answer complex biological questions and enhance research on proteins, peptides, and small molecules. The market continues to see more partnerships and collaborations between not-for-profit organizations and big pharma and biotech. In Asia Pacific, governments are investing in the modernization of their healthcare systems and in improving the quality of pharmaceuticals they produce.

        Looking forward, we expect modest growth in our major markets. Our chemical analysis market growth is expected to be driven by investments in food safety on a global basis and in environmental testing in China, India and selected Eastern European countries. Our liquid chromatography/mass spectroscopy ("LC/MS") and gas chromatography/mass spectroscopy ("GC/MS") systems are well positioned to address these market needs. In life sciences we are positioned with our recent acquisitions to expand the range of our technology offering along the life sciences workflow. Workflow solutions can span from sample delivery and preparation through sample measurement to data analysis and management. In addition, our ongoing expansion of the LC/MS portfolio, augmented with focused R&D programs will enable Agilent to address the proteomics and metabolomics market needs.

  Gross Margin and Operating Margin

        The following table shows the bio-analytical measurement business's margins, expenses and income from operations for 2008 versus 2007, and 2007 versus 2006.

	Years Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
Total gross margin	53.5%	53.5%	52.1%	—	1 ppt
Operating margin	17.4%	16.4%	14.0%	1 ppt	2 ppts
(in millions)
Research and development	$208	$172	$164	21%	5%
Selling, general and administrative	$621	$572	$472	8%	21%
Income from operations	$400	$329	$235	22%	40%

        Gross margins were flat in 2008 compared to 2007, as improvements in product mix and overhead costs were offset by the impact of foreign currency movements and competitive pressures. Gross margins improved by 1 percentage point in 2007 compared to 2006 mainly driven by increased revenue, manufacturing overhead efficiencies, and a decrease in global infrastructure costs.

        Research and development expenses grew 21 percent in 2008, compared to 2007. The Stratagene and Velocity11 acquisitions accounted for 12 percentage points of this growth in 2008 compared to 2007. Excluding Stratagene and Velocity11, this growth was driven by our investments in research, development facilities in life sciences and the impact of foreign currency movement. Research and development expenses grew 5 percent in 2007 compared to 2006 due to continued investment in life sciences, increase in headcount from acquisitions, program spending to support our new product releases and higher global infrastructure costs.

        Selling, general and administrative expenses increased 8 percent in 2008 compared to 2007. The Stratagene and Velocity11 acquisitions accounted for 8 percentage points of this growth in 2008 compared to 2007. In 2007, selling, general and administrative expenses increased 21 percent compared to 2006 due to incremental headcount from acquisitions and higher global infrastructure costs.

        Operating margins increased by 1 percentage point in 2008 compared to 2007. This was due to higher revenues and operational efficiencies offsetting the higher investments made in research and development and selling, general, and administrative to accommodate growth. In 2007, operating margins increased 2 percentage points compared to 2006, due to higher revenues and operational efficiencies offsetting the higher investments we made in research and development and selling, general, and administrative to accommodate growth.

  Income from Operations

        Income from operations in 2008 increased by $71 million or 22 percentage points, while our operating margins in 2008 improved 1 percentage point. Income from operations in 2007 increased by $94 million or 40 percent compared to 2006.

Discontinued Operations of Our Semiconductor Products Business

        On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. ("Avago"). Under the terms of the Asset Purchase Agreement ("APA"), Agilent received approximately $2.6 billion in cash proceeds. The historical results of Avago have been reflected as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 "Discontinued Operations of our Semiconductor Products Business" to our consolidated financial statements for further information.

        Results from our discontinued operations of our semiconductor products business, including the gain from sale for the year ended October 31, 2006, are summarized in the table below.

Year Ended October 31, 2006
(in millions)
Net revenue	$141
Costs, expenses and other income (expense), net	133

Income from discontinued operations	8
Gain on sale of discontinued operations	1,816

Income from and gain on sale of discontinued operations before taxes	1,824
Provision for income taxes	8

Income from and gain on sale of discontinued operations, net	$1,816

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

        On October 31, 2006, Agilent completed the spin-off of Verigy by distributing its remaining 85 percent equity interest in Verigy to Agilent stockholders. The spin-off was effected by way of a pro rata non-cash dividend to Agilent stockholders, which reduced retained earnings by $310 million. In the distribution, Agilent distributed to its stockholders .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of close of market on October 16, 2006. In aggregate, Agilent distributed 50 million Verigy ordinary shares to Agilent stockholders. Based on the closing price for Verigy ordinary shares on the NASDAQ Global Select Market on October 31, 2006 of $16.80 per share, the aggregate market value of the shares distributed in the distribution was $840 million. The historical results of Verigy have been reflected as discontinued operations in the consolidated financial statements for all periods presented. See Note 5 "Discontinued Operations of our Semiconductor Test Solutions Business" to our consolidated financial statements for further information.

        Results from our discontinued operations of our semiconductor test solutions business for the year ended October 31, 2006, are summarized in the table below.

Year Ended October 31, 2006
(in millions)
Net revenue	$777
Costs and expenses	703

Income from discontinued operations	74
Other income (expense), net	—

Income from discontinued operations before taxes	74
Provision for income taxes	20

Net income from discontinued operations	$54

Indemnifications

        In connection with the divestitures of our semiconductor products and semiconductor test businesses in 2006, we have provided indemnities to Verigy and Avago against certain damages which they might incur related to the businesses of Agilent not transferred to them and other defined categories of liability. These indemnity obligations are in addition to preexisting indemnities to Hewlett Packard in connection with our activities prior to our spin-off from HP; indemnities to our officers and directors for certain liabilities which they might incur as a result of their service to Agilent; and other indemnifications which are customary in our industry or provided for in local law in the U.S. and other jurisdictions in connection with our commercial operations. These indemnities are described in greater detail in Note 15, "Guarantees", to our consolidated financial statements.

2009 Segment Reporting Change

        In the first quarter of 2009, we will form a new operating segment from our existing businesses; the semiconductor and board test segment. The new segment will cover semiconductor equipment and services sold to semiconductor manufacturing and printed circuit board assembly customers. The semiconductor and board test segment will combine laser interferometer, parametric test and printed circuit board manufacturing test equipment. Laser interferometer was formerly part of the bio-analytical measurement segment and both the parametric test and printed circuit test were formerly part of the electronic measurement segment. The semiconductor board test segment will be determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions, highly cyclical market and specialized manufacturing, will be considered in determining the formation of this new operating segment.

        In the first quarter of 2009, we will also move microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. Microscopy measurement will combine with existing units in the electronic measurement segment for increased synergy with product lines and operational resources.

        All historical segment numbers will be recast to conform to this new reporting structure in our financial statements, beginning with our Form 10-Q filing for the first quarter of 2009.

        The following table reflects the restatement of selected financial information of our operating segments for fiscal 2008, 2007 and 2006 on the new basis:

	Bio-analytical Measurement	Electronic Measurement	Semiconductor and Board Test	Total Segments
	(in millions)
Year ended October 31, 2008:
Orders	$2,275	$3,157	$318	$5,750
Total net revenue	$2,195	$3,239	$340	$5,774
Income from operations	$410	$460	$18	$888
Year ended October 31, 2007:
Orders	$1,894	$3,114	$433	$5,441
Total net revenue	$1,876	$3,104	$440	$5,420
Income from operations	$307	$343	$69	$719
Year ended October 31, 2006:
Orders	$1,628	$2,962	$485	$5,075
Total net revenue	$1,555	$2,960	$458	$4,973
Income from operations	$211	$329	$85	$625

Financial Condition

  Liquidity and Capital Resources

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Agilent has accrued U.S. federal taxes on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Our financial position as of October 31, 2008 consisted of cash and cash equivalents of $1,405 million as compared to $1,826 million as of October 31, 2007.

  Net Cash Provided by Operating Activities of Continuing Operations

        Net cash provided by operating activities of continuing operations was $756 million in 2008 compared to $969 million provided in 2007. We paid approximately $210 million in taxes in 2008 as compared to $86 million in the same period in 2007. Higher tax payments in 2008 were primarily due to one-time taxes related to transfers of intellectual property between affiliated entities. In 2006, we generated $431 million in net cash provided by operating activities of continuing operations.

        In 2008, accounts receivable used cash of $44 million as compared to cash generation of $22 million in 2007. Day's sales outstanding were 47 days in 2008 as compared to 46 days in 2007. Accounts payable used cash of $21 million in 2008 and used cash of $13 million in 2007. Cash used for inventory was $14 million in 2008 compared to cash used of $21 million in 2007. Inventory day's on-hand increased to 89 days in 2008 compared to 88 days in 2007.

        We contributed $1 million and $8 million to our U.S. defined benefit plans in 2008 and 2007, respectively. We contributed $43 million and $37 million to our non-U.S. defined benefit plans in 2008 and 2007, respectively. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2008 were $44 million or 2 percent less than 2007. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $84 million to our U.S. and non-U.S. defined benefit plans during 2009.

  Net Cash Provided by (Used in) Investing Activities of Continuing Operations

        Net cash used in investing activities of continuing operations in 2008 was $399 million compared to $456 million used in 2007. In 2006, we generated $1,838 million in net cash provided by investing activities of continuing operations. Cash generation in 2006 was high due to the divestiture of our semiconductor products business for $2.5 billion, net of transaction costs and taxes. We also completed the sale of our ownership in Lumileds to Philips for $949 million.

        Investments in property, plant and equipment of $154 million annually was the same for 2008 and 2007. Proceeds from sale of property, plant and equipment were $14 million in 2008 as compared to $12 million in 2007. In 2008, we invested $172 million in acquisitions and intangible assets primarily related to our acquisition of Velocity11 compared to $344 million in 2007 which was primarily related to our acquisition of Stratagene. Agilent purchased the remaining minority interest in a joint venture for $14 million in 2008. In 2006, we invested $50 million in acquisitions and purchase of intangible assets.

        In December 2007, the company reclassified a $255 million investment from cash equivalents to a short-term investments. In February 2008, Agilent traded this externally managed short-term investment fund for the underlying securities of the investment and now manages those investments internally. In 2008, Agilent liquidated $147 million relating to these investments and realized net losses of $4 million and impairments of $3 million. We also recognized an additional $5 million unrealized mark-to-market loss in stock-holders equity. As of October 31, 2008, Agilent held approximately $96 million of these investments. Of this amount $24 million was classified as short-term investments and $72 million was classified as long-term investments.

  Net Cash Used in Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations in 2008 was $774 million compared to $980 million used in 2007. In 2006, we used $2,548 million in financing activities of continuing operations.

        On November 14, 2007 the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent's common stock over the next two years. We repurchased approximately 30 million shares for $1,001 million in 2008, based on settlement date, as compared to approximately 54 million shares for approximately $1.94 billion during the same period in 2007 under a different program. We may borrow funds or enter into other financing transactions in order to complete the remainder of our share repurchases in the next fiscal year. Proceeds from the issuance of common stock under our employee stock plans were $211 million in 2008 compared to $375 million during the same period in 2007.

        We currently hold $1.5 billion of long term debt which was recently refinanced and the repayment date was extended to January 27, 2011. This debt is in the form of an obligation of Agilent Technologies World Trade, Inc., a wholly owned subsidiary of Agilent ("World Trade') to repurchase 15,000 Class A preferred shares of Agilent Technologies (Cayco) Limited ("Cayco") from Lloyds TSB Bank plc ("Lloyds TSB") for $1.5 billion. Under the agreement with Lloyds TSB, no party will have the right to accelerate the due date or cause a redemption of the preferred shares, unless there is a specific event of default. World Trade will be obligated to make aggregate quarterly payments to Lloyds TSB at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on November 17, 2008. World Trade owns all of the outstanding common shares of Cayco, which is an entity distinct from Agilent and its other subsidiaries, with separate assets and liabilities.

        On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $14 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is classified as long-term debt in our consolidated balance sheet.

        As of October 31, 2008, we had approximately $1.4 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the debt mentioned above. However, most of this cash is overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal income tax payments in future years.

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of October 31, 2008, we had no outstanding balance on the credit facility.

  Off Balance Sheet Arrangements and Other

        We have contractual commitments for non-cancelable operating leases. See Note 16 "Commitments and Contingencies", to our consolidated financial statements for further information on our non-cancelable operating leases.

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

        On May 19, 2008, Standard & Poor's Rating Services ("S&P") changed their outlook on Agilent's BBB- corporate credit rating from "stable" to "positive". On July 14, 2008 Moody's Investors Service ("Moody's") changed their outlook on Agilent's Ba1 corporate family rating from "stable" to

"positive". On August 22, 2008 Fitch Ratings ("Fitch") upgraded Agilent's issuer default rating from "BBB-" to "BBB" with "stable" outlook.

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

        The following table summarizes our total contractual obligations at October 31, 2008 for continuing operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$77	$111	$55	$44
Commitments to contract manufacturers and suppliers	481	—	—	—
Other purchase commitments	26	25	15	6
Retirement plans	84	—	—	—

Total	$668	$136	$70	$50

         Operating leases.    Commitments under operating leases relate primarily to leasehold property.

         Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 44 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill all purchase commitments for inventory within one year.

        In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2008, the liability for our firm, non-cancelable, and unconditional purchase commitments was $4 million, compared with $6 million as of October 31, 2007. These amounts are included in other accrued liabilities in our consolidated balance sheet.

         Other purchase commitments.    These relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

        We had no material off-balance sheet arrangements as of October 31, 2008 or October 31, 2007.

  On Balance Sheet Arrangements

        The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to long-term debt (in millions):

	Less than one year	One to three years	Three to five years	More than five years
World Trade debt	$—	$1,500	$—	$—
Senior notes	—	—	—	611
Other debt	—	—	14	—

Total	$—	$1,500	$14	$611

        We have contractual obligations for interest payments on the above debts. World Trade is obligated to make interest payments, reset quarterly, at LIBOR plus 175 basis points. For senior notes and the Indian Rupee loan the interest rates are 6.5 percent and 12.75 percent, respectively.

        As a result of adopting FIN No. 48, $488 million of taxes payable are now included in other long-term liabilities as of October 31, 2008. We are unable to accurately predict when these amounts will be realized or released.

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

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 65 percent of our revenues in 2008, 64 percent of our revenues in 2007 and 63 percent of our revenues in 2006 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2008 and October 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2008 and October 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of October 31, 2007 and changed the manner in which it accounts for defined benefit pension and other postretirement plans as of October 31, 2007.

        As discussed in Note 7 to the consolidated financial statements, in accordance with the adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", the Company changed the manner in which it accounts for uncertain tax positions as of November 1, 2007.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 19, 2008

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2008	2007	2006
	(in millions, except per share data)
Net revenue:
Products	$4,804	$4,505	$4,125
Services and other	970	915	848

Total net revenue	5,774	5,420	4,973
Costs and expenses:
Cost of products	2,030	1,928	1,799
Cost of services and other	548	523	516

Total costs	2,578	2,451	2,315
Research and development	704	685	655
Selling, general and administrative	1,697	1,700	1,660
Gain on sale of Palo Alto and San Jose sites	—	—	(121)

Total costs and expenses	4,979	4,836	4,509
Income from operations	795	584	464
Interest income	113	172	178
Interest expense	(123)	(91)	(69)
Other income (expense), net	30	5	54

Income from continuing operations before taxes and equity income	815	670	627
Provision for income taxes	122	32	91
Equity in net income of unconsolidated affiliate (including gain) — Lumileds	—	—	901

Income from continuing operations	693	638	1,437
Income from and gain on sale of discontinued operations of our semiconductor products business, net of tax expense of $8 million	—	—	1,816
Income from discontinued operations of our semiconductor test solutions business, net of tax expense of $20 million	—	—	54

Net income	$693	$638	$3,307

Net income per share — Basic:
Income from continuing operations	$1.91	$1.62	$3.33
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	—	4.21
Income from discontinued operations of our semiconductor test solutions business, net	—	—	0.13

Net income per share — Basic	$1.91	$1.62	$7.67

Net income per share — Diluted:
Income from continuing operations	$1.87	$1.57	$3.26
Income from and gain on sale of discontinued operations of our semiconductor products business, net	—	—	4.12
Income from discontinued operations of our semiconductor test solutions business, net	—	—	0.12

Net income per share — Diluted	$1.87	$1.57	$7.50

Weighted average shares used in computing net income per share:
Basic	363	394	431
Diluted	371	406	441

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2008	2007
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,405	$1,826
Short-term investments	24	—
Accounts receivable, net	770	735
Inventory	646	643
Other current assets	363	467

Total current assets	3,208	3,671
Property, plant and equipment, net	824	801
Goodwill	646	558
Other intangible assets, net	228	178
Restricted cash and cash equivalents	1,582	1,615
Long-term investments	206	194
Other assets	743	537

Total assets	$7,437	$7,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$308	$323
Employee compensation and benefits	409	432
Deferred revenue	280	249
Income and other taxes payable	128	522
Other accrued liabilities	200	137

Total current liabilities	1,325	1,663
Long-term debt	1,514	1,500
Senior notes	611	587
Retirement and post-retirement benefits	324	141
Other long-term liabilities	1,104	429

Total liabilities	4,878	4,320
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 561 million shares at October 31, 2008 and 551 million shares at October 31, 2007 issued	6	6
Treasury stock at cost; 211 million shares at October 31, 2008 and 181 million shares at October 31, 2007	(7,470)	(6,469)
Additional paid-in-capital	7,410	7,117
Retained earnings	2,791	2,172
Accumulated other comprehensive income (loss)	(178)	408

Total stockholders' equity	2,559	3,234

Total liabilities and stockholders' equity	$7,437	$7,554

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$693	$638	$3,307
Less: income from and gain on sale of discontinued operations of our semiconductor products business, net	—	—	1,816
Less: income from discontinued operations of our semiconductor test solutions business, net	—	—	54

Income from continuing operations	693	638	1,437
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	201	191	170
Share-based compensation	82	139	94
Deferred taxes	(53)	(134)	(19)
Excess and obsolete inventory-related charges	24	21	38
Translation gain from liquidation of a subsidiary	(25)	—	—
Non-cash restructuring and asset impairment charges	8	8	40
Net (gain) loss on sale of investments	4	(2)	(11)
Gain on sale and undistributed equity in net income of Lumileds	—	—	(901)
Net (gain) loss on sale of assets and divestitures	2	(13)	(114)
Net pension curtailment and settlement gains	—	(1)	(23)
Other	(1)	2	5
Changes in assets and liabilities:
Accounts receivable, net	(44)	22	8
Inventory	(14)	(21)	(55)
Accounts payable	(21)	(13)	56
Employee compensation and benefits	(10)	13	(101)
Income taxes and other taxes payable	45	132	(72)
Other assets and liabilities	(135)	(13)	(121)

Net cash provided by operating activities of continuing operations	756	969	431
Net cash provided by operating activities of discontinued operations related to our semiconductor products business	—	—	7
Net cash provided by operating activities of discontinued operations related to our semiconductor test solution business	—	—	196

Net cash provided by operating activities	756	969	634
Cash flows from investing activities:
Investments in property, plant and equipment	(154)	(154)	(185)
Proceeds from the sale of property, plant and equipment	14	12	207
Investments in equity securities	—	—	(5)
Purchase of securities classified as available-for-sale	(256)	—	—
Proceeds from the sale of available-for-sale securities	150	13	25
Proceeds from the sale of Lumileds	—	—	974
Proceeds from sales of assets and divestitures, net	—	14	—
Net proceeds from sale of discontinued operations	—	—	2,510
Change in restricted cash, cash equivalents and investments, net	33	3	(1,584)
Payment of loan receivable	—	—	50
Purchase of minority interest	(14)	—	(104)
Acquisitions of businesses and intangible assets, net of cash acquired	(172)	(344)	(50)

Net cash provided by (used in) investing activities of continuing operations	(399)	(456)	1,838
Net cash used in investing activities of discontinued operations related to our semiconductor products business	—	—	(6)
Net cash used in investing activities of discontinued operations related to our semiconductor test solutions business	—	—	(36)

Net cash provided by (used in) investing activities	(399)	(456)	1,796
Cash flows from financing activities:
Issuance of common stock under employee stock plans	211	375	547
Treasury stock repurchases	(1,001)	(1,944)	(4,235)
Distribution on spin-off of subsidiary (our semiconductor test solutions business)	—	—	(300)
Capital contributions to subsidiary (our semiconductor test solutions business)	—	—	(19)
Proceeds from credit facility	510	—	700
Repayment of credit facility	(510)	—	(700)
Proceeds from long-term debt and senior notes	16	598	1,500
Debt issuance costs	—	(5)	(25)
Payment of debt	—	(4)	—
Cash distribution to minority interest in consolidated joint venture	—	—	(16)

Net cash used in financing activities of continuing operations	(774)	(980)	(2,548)
Net cash provided by financing activities of discontinued operations related to our semiconductor test solutions business	—	—	140

Net cash used in financing activities	(774)	(980)	(2,408)
Effect of exchange rate movements	(4)	31	14
Net increase (decrease) in cash and cash equivalents	(421)	(436)	36
Cash and cash equivalents at beginning of year	1,826	2,262	2,226

Cash and cash equivalents at end of year	$1,405	$1,826	$2,262

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost			Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2005	512,477	5	5,878	(8,877)	(290)	(1,463)	(49)	4,081
Components of comprehensive income:
Net income	—	—	—	—	—	3,307	—	3,307
Change in unrealized gain on investments	—	—	—	—	—	—	(1)	(1)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	46	46
Change in minimum pension liability	—	—	—	—	—	—	58	58
Deferred taxes, primarily related to minimum pension liability	—	—	—	—	—	—	(21)	(21)

Total comprehensive income								3,385

Share based awards issued	22,632	—	547	—	—	—	—	547
Repurchase of common stock	—	—	—	(117,855)	(4,235)	—	—	(4,235)
Share-based compensation	—	—	106	—	—	—	—	106
Gain on sale of subsidiary stock, Verigy	—	—	74	—	—	—	—	74
Spin-off of our semiconductor test solutions business	—	—	—	—	—	(310)	—	(310)

Balance as of October 31, 2006	535,109	5	6,605	(126,732)	(4,525)	1,534	29	3,648
Components of comprehensive income:
Net income	—	—	—	—	—	638	—	638
Change in unrealized gain on investments	—	—	—	—	—	—	23	23
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	150	150
Change in minimum Pension liability	—	—	—	—	—	—	112	112
Amortization of non U.S. Pension plan costs	—	—	—	—	—	—	2	2
Deferred taxes, primarily related to currency translation and unrealized gain on investments	—	—	—	—	—	—	(31)	(31)

Total comprehensive income								890

Adjustment to initially apply SFAS No. 158, including tax impact	—	—	—	—	—	—	127	127
Share based awards issued	16,013	1	373	—	—	—	—	374
Repurchase of common stock	—	—	—	(54,009)	(1,944)	—	—	(1,944)
Share-based compensation	—	—	139	—	—	—	—	139

Balance as of October 31, 2007	551,122	6	7,117	(180,741)	(6,469)	2,172	408	3,234
Components of comprehensive income:
Net income	—	—	—	—	—	693	—	693
Change in unrealized gain on investments	—	—	—	—	—	—	(40)	(40)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(26)	(26)
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	—	—	—	—	—	(25)	(25)
Change in foreign currency translation	—	—	—	—	—	—	(100)	(100)
Deferred taxes, primarily related to unrealized losses on investments and derivatives	—	—	—	—	—	—	13	13
Change in deferred net pension costs:
Net loss, including tax impact							(409)	(409)
Net prior service credit	—	—	—	—	—	—	1	1

Total comprehensive income								107

Adjustment to initially apply FIN No. 48	—	—	—	—	—	(74)	—	(74)
Share based awards issued	9,545		211	—	—	—	—	211
Repurchase of common stock	—	—	—	(30,081)	(1,001)	—	—	(1,001)
Share-based compensation	—	—	82	—	—	—	—	82

Balance as of October 31, 2008	560,667	$6	$7,410	(210,822)	$(7,470)	$2,791	$(178)	$2,559

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview and Summary of Significant Accounting Policies

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Prior to our initial public offering of 16 percent of our stock in November 1999, we were a wholly- owned subsidiary of Hewlett-Packard Company ("HP"). HP distributed the remaining 84 percent of our stock to its stockholders on June 2, 2000 in the form of a stock dividend.

        In the first quarter of 2006, we completed the divestiture of our semiconductor products business. In the third quarter of 2006, we completed the initial public offering of our semiconductor test solutions business, Verigy Ltd., ("Verigy"). Verigy was a majority-owned subsidiary of Agilent until the distribution of our remaining Verigy shares to Agilent stockholders on October 31, 2006. The results of our semiconductor products business and semiconductor test solutions business are presented as a discontinued operation for all periods in the consolidated financial statements included herein.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

         Multiple element arrangements.    We use verifiable objective evidence of fair value or vendor-specific objective evidence of fair value for software to allocate revenue to elements in multiple element arrangements. We recognize revenue for delivered elements only when delivered elements have stand alone value, fair value of undelivered elements are known and there are no customer negotiated refund or return rights affecting the revenue recognized for the delivered elements. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. In the absence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

         Share-based compensation.    For the years ended 2008, 2007 and 2006, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting in accordance with SFAS, No.123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which was effective November 1, 2005 for Agilent. Under the fair value method, we recorded compensation expense in our consolidated statement of operations for share-based awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes. Additionally, we recorded compensation expense using the fair value method for all share-based awards granted after November 1, 2005. We recorded SFAS No. 123 (R) compensation expense of $82 million in 2008, $139 million in 2007 and $94 million in 2006. In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP program. In September 2007 our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 plan only. The modification changed the award payout calculation to be based exclusively on a market performance measure.

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

         Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 15, "Guarantees".

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to fifteen years.

         Advertising.    Advertising costs are expensed as incurred and amounted to $45 million in 2008, $48 million in 2007 and $44 million in 2006 for Agilent continuing operations.

         Research and development.    To date, costs related to research, design and development of our products are charged to research and development expense as they are incurred.

         Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

         Net income per share.    Basic net income per share is computed by dividing net income — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. The number of shares assumed to be purchased also considers the amount of unrecognized compensation cost for future service as required under SFAS No. 123 (R). Diluted net income per share for fiscal years 2008, 2007 and 2006 excluded the potentially dilutive effect of 7 million, 5 million and 8 million options to purchase common stock, respectively, as their effect was antidilutive.

         Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        Approximately 4 percent of our cash and cash equivalents is held in the U.S., and 42 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 12 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Restricted cash and cash equivalents was $1.6 billion in 2008 and 2007.

         Fair value of financial instruments.    The carrying values of certain of our financial instruments, including cash and cash equivalents, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. Agilent determines the fair value of short-term investments considering information obtained from independent pricing sources. The fair value of equity investments is determined using quoted market prices for those securities when available.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits, commercial paper and demand deposit balances. These investments are categorized as cash and cash equivalents, restricted cash and short-term and long-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We have a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent or more of combined accounts receivable as of October 31, 2008.

         Foreign Exchange Derivative instruments.    Agilent is exposed to global market exchange rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options, to manage financial exposures resulting from changes in foreign currency exchange rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary, which has the exposure. For option contracts, we exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within twelve months. In order to manage foreign currency exposures in a few limited jurisdictions, such as China, we may enter into foreign exchange contracts that do not qualify for hedge accounting under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

        All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow or net investment hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Amounts associated with net investment hedges are recognized only when the subsidiary is sold or liquidated. Derivatives not designated as hedging instruments under SFAS No. 133 are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. The fair values of derivatives held on the balance sheet as of October 31, 2008 were $95 million other accrued liabilities and $8 million other current assets. The fair values of derivatives held on the balance sheet as of October 31, 2007 were $9 million other accrued liabilities and $20 million other current assets. Changes in the fair value of the ineffective

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2008, 2007 and 2006 was not significant.

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

         Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized software is included in property, plant and equipment and is depreciated over three to five years once development is complete.

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

         Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $134 million as of October 31, 2008 and $147 million as of October 31, 2007.

         Foreign currency translation.    We follow SFAS No. 52, "Foreign Currency Translation", for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity. The cumulative translation adjustment balance at October 31, 2008 and 2007 was an unrealized gain of $232 million and $357 million, respectively.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income, net and were $4 million net gain, $17 million net loss and $2 million net loss for fiscal years 2008, 2007 and 2006, respectively.

2.     New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are required to apply the provisions of SFAS No. 157 to financial assets and liabilities prospectively as of November 1, 2008. We do not believe its adoption will materially impact our future results of operations or financial position. We will be required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items.

        On October 31, 2007, the company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"). This standard requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. As required by SFAS No. 158, the company will move the measurement date for our non-U.S. plans from September 30 to October 31 effective October 31, 2009. Based on the evaluation to date, we do not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We do not plan to elect to re-measure any of our existing financial assets or liabilities under the provisions of this standard.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and was effective for Agilent on November 1, 2007. See Note 7, "Provision for Taxes", for additional information, including the effects of adoption on our consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133", ("SFAS No. 161"), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

Description of Share-Based Plans

         Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. Under the provisions of the ESPP, eligible employees may contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date as defined by the ESPP. The ESPP has a maximum contractual term of two years. As of October 31, 2008, the number of shares of common stock authorized and available for issuance under our ESPP was 26,222,236. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares. Effective November 1, 2008, the Compensation Committee of Board of Directors approved a change to our ESPP that eliminates the 24-month look back period. The ESPP will continue to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but will only use the purchase date to establish the fair market value.

         Incentive compensation plans.    On September 17, 1999, we adopted the Agilent Technologies, Inc. 1999 Stock Plan (the "Stock Plan") and subsequently reserved 67,800,000 shares of our common stock for issuance under the Stock Plan. In addition, on May 31, 2000, 19,000,000 shares of our common stock were registered pursuant to converted stock options previously granted by HP. In February 2001, our stockholders approved an additional 45,000,000 shares of our common stock for issuance under the Stock Plan. These shares were subsequently registered in May 2002. At October 31, 2008, shares available for option and restricted stock grants were 34,315,282.

        Stock options, restricted stock units, stock appreciation rights and performance stock awards may be granted under the Stock Plan. Options granted under the Stock Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining amount of approximately $3 million in our consolidated statement of operations for the issuance of these replacement options.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program under the Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. The maximum contractual term for awards under the LTPP program is three years. The following table summarizes the shares approved by the Compensation Committee to be issued under the LTPP:

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

        In March 2007, we began to issue restricted stock units under the Stock Plan. The estimated fair value of the restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant. Restricted stock units generally vest at a rate of 25 percent per year over a period of four years from the date of grant.

Impact of SFAS No. 123 (R)

        Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, in 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. The effect of forfeitures on the unamortized compensation expense of pre-adoption awards was not material. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25". For share-based awards granted after November 1, 2005 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation has been reduced for estimated forfeitures.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Cost of products and services	$17	$31	$27
Research and development	13	22	17
Selling, general and administrative	52	86	50

Total share-based compensation expense	$82	$139	$94

        At October 31, 2008 there was no share-based compensation capitalized within inventory as the amount would have been zero. Income tax benefit recognized in 2008, 2007 and 2006 in the statement of operations for share-based compensation was zero. The weighted average grant date fair value of options, as determined under SFAS No. 123 (R), granted in 2008, 2007 and 2006 was $12.01, $10.98 and $10.46 per share, respectively.

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

        In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP program. In September 2007, our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 program only which ended on October 31, 2007. The modification changed the award payout calculation to be based exclusively on the market metric. The number of shares awarded under the FY2005 LTPP program was 200 percent of the target award.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the Agilent options were not vested as of the distribution date, Verigy issued replacement Verigy awards.

Valuation Assumptions

        For all periods presented, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. For all periods presented, shares granted under the LTPP were valued using a Monte Carlo simulation. The estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant.

        The assumptions used to estimate the fair value of employee stock options granted, ESPP purchases and the LTPP were as follows:

	Years Ended October 31,
	2008	2007	2006
Stock Option Plans:
Weighted average risk-free interest rate	3.16%	4.61%	4.40%
Dividend yield	0%	0%	0%
Weighted average volatility	33%	29%	29%
Expected life	4.60 yrs	4.60 yrs	4.25 yrs
ESPP:
Weighted average risk-free interest rate	2.93%	4.80%	4.50%
Dividend yield	0%	0%	0%
Weighted average volatility	31%	31%	29%
Expected life	0.5-1 yrs	0.5-2 yrs	0.5-1 yrs
LTPP:
Volatility of Agilent shares	27%	31%	28%
Volatility of selected peer-company shares	17%-52%	15%-57%	23%-82%
Price-wise correlation with selected peers	24%	29%	50%

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

        In the first quarter of 2007, we revised our estimate of the expected life of our employee stock options. In revising this estimate, we considered several factors, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees. In the first quarter of 2008, we granted the majority of our employee stock options to executive employees and the

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review of our data indicated that our executive employees, on average, exercise their options at 4.6 years.

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

Share-Based Payment Award Activity

Employee Stock Options

        The following table summarizes employee stock option award activity made to our employees and directors for 2008:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2007	45,216	$29
Granted	1,170	$36
Exercised	(6,255)	$26
Cancelled	(1,901)	$38
Plan Shares Expired	(464)	$40

Outstanding at October 31, 2008	37,766	$29

        The plan shares expired per the above table represent cancelled options granted under the HP stock option plan that are not added back to our available for grant options.

        Forfeited and expired options in 2008 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	257	$31
Expired	2,108	$39

Total Options Cancelled at October 31, 2008	2,365	$38

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The options outstanding and exercisable for equity share-based payment awards at October 31, 2008 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 25	13,187	4.6	$20	$32,345	11,884	4.4	$20	$30,574
$25.01 - 30	6,875	4.4	$27	—	6,767	4.3	$27	—
$30.01 - 40	14,505	6.3	$33	—	9,660	5.5	$33	—
$40.01 & over	3,199	0.9	$50	—	3,199	0.9	$50	—

	37,766	4.9	$29	$32,345	31,510	4.4	$29	$30,574

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $22.19 at October 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2008 was approximately 7 million.

        The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2008, 2007 and 2006:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2006	$195,938	$25
Black-Scholes value of options granted during fiscal 2006			$10
Options exercised in fiscal 2007	$152,171	$25
Black-Scholes value of options granted during fiscal 2007			$11
Options exercised in fiscal 2008	$62,955	$26
Black-Scholes value of options granted during fiscal 2008			$12

        The amount of cash received from the exercise of share-based awards granted was $211 million in 2008, $375 million in 2007 and $547 million in 2006. See Note 7, "Provision (Benefit) for Income Taxes from Continuing Operations" for the tax impact on share-based award exercises.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested Awards

        The following table summarizes non-vested award activity in 2008 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2007	3,431	$31
Granted	1,326	$36
Vested	(1,383)	$33
Forfeited	(158)	$33
FY2005 LTPP Incremental Issuance	424	$34

Non-vested at October 31, 2008	3,640	$34

        As of October 31, 2008, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $59 million which is expected to be amortized over a weighted-average period of 2.5 years. The total fair value of restricted stock awards vested was $40 million for 2008, $41 million for 2007 and zero for 2006.

4.     Discontinued Operations of Our Semiconductor Products Business

        On December 1, 2005, we completed the divestiture of our semiconductor products business to Avago Technologies Ltd. ("Avago"). Our consolidated financial statements and footnotes for all periods presented reflect the semiconductor products business as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the terms of the Asset Purchase Agreement ("APA"), Agilent received approximately $2,559 million in cash proceeds. The key components of the gain from sale of discontinued operations, net of taxes for the year ended October 31, 2006 were as follows:

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes results from discontinued operations of our semiconductor products business for the year ended October 31, 2006 included in the consolidated statement of operations:

Year Ended October 31, 2006
(in millions)
Net revenue	$141
Costs, expenses and other income (expense), net	133

Income from discontinued operations	8
Gain on sale of discontinued operations	1,816

Income from and gain on sale of discontinued operations before taxes	1,824
Provision for income taxes	8

Income from and gain on sale of discontinued operations, net	$1,816

        Indemnifications by the company to Avago are detailed in Note 15, "Guarantees".

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

        On October 31, 2006, Agilent completed the spin-off of Verigy by distributing its remaining 85 percent equity interest in Verigy to Agilent stockholders. The spin-off was effected by way of a pro rata non-cash dividend to Agilent stockholders, which reduced retained earnings by $310 million. In the distribution, Agilent distributed to its stockholders .122435 of an ordinary share of Verigy for each outstanding share of Agilent common stock owned as of close of market on October 16, 2006. In the aggregate, Agilent distributed 50 million Verigy ordinary shares to Agilent stockholders. Based on the closing price for Verigy ordinary shares on the NASDAQ Global Select Market on October 31, 2006 of $16.80 per share, the aggregate market value of the shares distributed in the distribution was approximately $840 million. Our consolidated financial statements and footnotes for all periods presented reflect Verigy as a discontinued operation through the spin-off date.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes results from discontinued operations of our semiconductor test solutions business for the year ended October 31, 2006 included in the consolidated statement of operations:

Year Ended October 31, 2006
(in millions)
Net revenue	$777
Costs and expenses	703

Income from discontinued operations	74
Other income (expense), net	—

Income from discontinued operations before taxes	74
Provision for income taxes	20

Net income from discontinued operations	$54

        Indemnifications by the company to Verigy are detailed in Note 15, "Guarantees".

6.     Equity in Net Income of Unconsolidated Affiliate and Gain on Sale — Lumileds

        Lumileds Lighting International, B.V. ("Lumileds"), was a global joint venture between Agilent and Koninklijke Philips Electronics N.V. ("Philips") under a Second Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement"), dated as of November 29, 2004, between Agilent and Philips. Lumileds manufactures high-power light emitting diodes and solid-state lighting solutions. Our ownership interest in Lumileds was approximately 47 percent as of October 31, 2005, after selling 1 percent of our interest to Philips in the second quarter of 2005. Our equity in the net income of our unconsolidated affiliate including the gain on sale of our interest in Lumileds was $901 million in 2006.

        On November 28, 2005, we completed the sale of our ownership in Lumileds. Pursuant to the Share Purchase Agreement, upon closure of the sale transaction, the Joint Venture Agreement and the ancillary agreements were terminated. The purchase price paid by Philips under the Share Purchase Agreement was $949 million. In addition, Lumileds repaid the $51 million of outstanding principal debt and accrued interest due to us as of the date of sale under the Credit Agreement, dated as of November 30, 2001.

        The components of the gain from sale of Lumileds, net of income tax are shown in the table below:

Year Ended October 31, 2006
(in millions)
Proceeds	$949
Net book value of investments	(48)

Gain on sale before taxes	901
Income taxes	—

Gain from sale of Lumileds, net of taxes	$901

        The tax impact of the sale of our Lumileds joint venture primarily reflected the utilization of valuation allowances within the U.S.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Provision (Benefit) For Income Taxes From Continuing Operations

        The provision (benefit) for income taxes from continuing operations is comprised of:

	Years Ended October 31,
	2008	2007	2006
	(in millions)
U.S. federal taxes from continuing operations:
Current	$39	$71	$1
Deferred	(33)	(127)	—
Non-U.S. taxes from continuing operations:
Current	114	91	95
Deferred	(3)	(5)	(9)
State taxes from continuing operations, net of federal benefit:
Current	22	3	4
Deferred	(17)	(1)	—

Total provision from continuing operations	$122	$32	$91

        The income tax provisions do not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$61	$—	$74	$—
Property, plant and equipment	19	86	12	94
Warranty reserves	11	1	11	1
Retiree medical benefits	42	1	47	—
Other retirement benefits	105	119	32	186
Employee benefits, other than retirement	204	—	216	—
Net operating loss and credit carryforwards	307	—	301	—
Unremitted earnings of foreign subsidiaries	—	72	—	303
Share-based compensation	51	—	44	—
Deferred revenue	253	—	273	—
Other	67	7	108	100

Subtotal	1120	286	1,118	684
Tax valuation allowance	(621)	—	(332)	—

Total deferred tax assets or deferred tax liabilities	$499	$286	$786	$684

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2008 and 2007:

	Years Ended October 31,
	2008	2007
	(in millions)
Current deferred tax assets (included within other current assets)	$127	$267
Long-term deferred tax assets (included within other assets)	500	46
Current deferred tax liabilities (included within income and other taxes payable)	(6)	(4)
Long-term deferred tax liabilities (included within other long-term liabilities)	(408)	(207)

Total	$213	$102

        The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. The valuation allowance increased substantially as a result of changes to other comprehensive income-related taxes for pensions, certain mark to market investments, currency translation adjustments and an increase in the amount of foreign tax credits. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence to require maintaining full valuation allowances. During 2008, we established a partial valuation allowance for the deferred tax assets of one foreign entity. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

        At October 31, 2008, we had federal net operating loss carryforwards of approximately $28 million and tax credit carryforwards of approximately $148 million. The federal net operating losses expire in years beginning 2010 through 2026, and the federal tax credits expire in 2019, if not utilized. At October 31, 2008, we had state net operating loss carryforwards of approximately $7 million which expire in years beginning 2013 through 2028, if not utilized. In addition, we had state tax credit carryforwards of $44 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses. At October 31, 2008, we also had foreign net operating loss carryforwards of approximately $518 million. Of this foreign loss, $281 million will expire in years beginning 2010 through 2016, if not utilized. The remaining $237 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        SFAS 123 (R) prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $147 million as of October 31, 2008 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.

        The differences between the U.S. federal statutory income tax rate and our effective tax rate from continuing operations are:

	Years Ended October 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.5	0.2
Non-U.S. income taxed at different rates	(14.4)	(16.3)	2.5
Research credits	(0.9)	(1.1)	(0.1)
Hewlett-Packard settlement or spin related	0.0	(10.8)	(1.8)
Other, net	2.6	1.6	0.2
Valuation allowances	(7.9)	(4.1)	(30.0)

Effective tax rate	15.0%	4.8%	6.0%

        The domestic and foreign components of income (loss) earnings from continuing operations before taxes are:

	Years Ended October 31,
	2008	2007	2006
	(in millions)
U.S. continuing operations	$(100)	$(460)	$867
Non-U.S. continuing operations	915	1,130	661

Total income (loss) from continuing operations	$815	$670	$1,528

        The income tax provision for 2008 includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The income tax provision for 2006 includes a benefit of $29 million related to the resolution of domestic tax-related issues for years covered by a Tax Sharing Agreement between Agilent and Hewlett-Packard. The Tax Sharing Agreement is related to the 2000 spin-off of Agilent from Hewlett-Packard.

        Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2008, the cumulative amount of undistributed earnings considered permanently reinvested is $2,851 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. If management decides to remit these permanently reinvested earnings to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment in those jurisdictions. During the years 2000 through 2008, Agilent enjoyed tax holidays that applied to manufacturing income generated in Malaysia and Singapore. The tax holiday in Malaysia expires in 2010. In Singapore, three holidays have now expired. However, all are currently being renegotiated. In 2004, Agilent secured a reduced tax rate in Switzerland for income generated from activity that Agilent began in Switzerland during that year. The tax holiday expires in 2013. Also in 2004, Agilent secured an additional Singapore tax holiday for earnings from investments and related activity that began in 2004. The tax holiday applies to applicable earnings of Agilent until the end of 2013, with the opportunity for a reduced rate thereafter.

        As a result of the incentives, the impact of the tax holidays decreased income taxes by $112 million, $190 million and $76 million in 2008, 2007 and 2006, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.30, $0.47 and $0.17 in 2008, 2007 and 2006, respectively.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and was effective for Agilent on November 1, 2007.

        As a result of the implementation of FIN No. 48, we increased the liability for net unrecognized tax benefits by $74 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $74 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $915 million. We historically classified unrecognized tax benefits in current taxes payable, or as reductions to tax receivables or net deferred tax assets when appropriate. As a result of adopting FIN No. 48, approximately $355 million of unrecognized tax benefits and related interest and penalties were reclassified to long-term income taxes payable from current taxes payable. As of October 31, 2008, the total gross amount of unrecognized tax benefits, reported in other liabilities, was $946 million. If recognized, the full amount of unrecognized tax benefits of $946 million, would affect our effective tax rate. Any prospective

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

        We continue to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. As of October 31, 2008, we accrued and reported $40.3 million of interest and penalties relating to unrecognized tax benefits of which $12.5 million was recognized in 2008.

        A 2008 rollforward of our FIN No. 48 uncertain tax positions including all federal, state and foreign tax jurisdictions is as follows:

2008
(in millions)
Balance, beginning of year	$834
FIN 48 adoption adjustment to retained earnings	74
Reclassification of unrecognized tax benefits from related interest accrual	7

Adjusted balance, beginning of year	915

Additions for tax positions related to the current year	61
Additions for tax positions from prior years	20
Reductions for tax positions from prior years	(41)
Statute of limitations expirations	(9)

Balance, end of year	$946

        In the U.S. and other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2000. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. Due to the uncertainty regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

        Our U.S. federal income tax returns for 2000 through 2002 have been under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR"). In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate will have increased as a result. The RAR addresses several issues. One issue, however, relating to the use of Agilent's brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provision for 2007 or 2008. We have filed a formal protest and will address these matters with the Appeals Office of the IRS. In the protest, we vigorously opposed the claim associated with Agilent's brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS's arguments, our assessment of the risks remains the same. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Numerator:
Income from continuing operations	$693	$638	$1,437
Income from and gain on sale of discontinued operations of our semiconductor products business, net of tax expense of $8 million	—	—	1,816
Income from discontinued operations of our semiconductor test solutions business, net of tax expense of $20 million	—	—	54

Net income	$693	$638	$3,307

Denominators:
Basic weighted average shares	363	394	431
Potentially dilutive common stock equivalents — stock options and other employee stock plans	8	12	10

Diluted weighted average shares	371	406	441

        The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share- based compensation required by SFAS No. 123 (R). The total number of awards exercised in 2008, 2007 and 2006 were 7 million, 13 million and 19 million, respectively.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options after the Verigy spin-off. For further details on the distribution see Note 3, "Share-Based Compensation."

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Years Ended October 31,
	2008	2007	2006
Options to purchase shares of common stock (in millions)	7	5	8
Weighted-average exercise price	$42	$47	$45
Average common stock price	$33	$35	$34

9.     Supplemental Cash Flow Information

        Cash paid for income taxes was $210 million in 2008, $86 million in 2007 and $156 million in 2006. Cash paid for interest was $88 million in 2008, $89 million in 2007 and $55 million in 2006.

10.   Inventory

	October 31,
	2008	2007
	(in millions)
Finished goods	$331	$313
Purchased parts and fabricated assemblies	315	330

Inventory	$646	$643

        Inventory-related excess and obsolescence charges of $24 million, $21 million and $38 million were recorded in total cost of products in 2008, 2007 and 2006, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

11.   Property, Plant and Equipment, Net

	October 31,
	2008	2007
	(in millions)
Land	$91	$83
Buildings and leasehold improvements	1,147	1,160
Machinery and equipment	758	828
Software	350	394

Total property, plant and equipment	2,346	2,465
Accumulated depreciation and amortization	(1,522)	(1,664)

Property, plant and equipment, net	$824	$801

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Asset impairments other than restructuring were $1 million in 2008 and 2007 and zero in 2006. Depreciation expenses for continuing operations were $126 million in 2008, $142 million in 2007 and $141 million in 2006. We sold our San Jose site for a total consideration of $88 million and recorded a gain of $56 million during the second quarter of 2006. In May 2006, we completed the sale of our Palo Alto site for a total consideration of $98.5 million and recorded a gain of $65 million.

12.   Goodwill and Other Intangible Assets

        The goodwill balances at October 31, 2008 and 2007 and the movements in 2008 and 2007 for each of our reportable segments are shown in the table below:

	Electronic Measurement	Bio-analytical Measurement	Total
	(in millions)
Goodwill at October 31, 2006	$268	$117	$385
Foreign currency translation impact	10	(2)	8
Goodwill arising from acquisitions	39	126	165

Goodwill at October 31, 2007	317	241	558
Foreign currency translation impact	22	(1)	21
Goodwill arising from acquisitions	8	59	67

Goodwill at October 31, 2008	$347	$299	$646

        The component parts of other intangible assets at October 31, 2008 and 2007 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2007:
Purchased technology	$197	$90	$107
Trademark/Tradename	31	1	30
Customer relationships	67	26	41

Total	$295	$117	$178

As of October 31, 2008:
Purchased technology	$281	$124	$157
Trademark/Tradename	32	3	29
Customer relationships	85	43	42

Total	$398	$170	$228

        We purchased $103 million of other intangibles and recorded $67 million of goodwill during 2008 relating to seven acquisitions and a purchase of the remaining unowned portion of a joint venture. Pro forma disclosures were not required for these acquisitions, as they were not material.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Amortization of intangible assets was $53 million in 2008, $40 million in 2007, and $24 million in 2006. Future amortization expense related to existing purchased intangible assets is estimated to be $47 million in 2009, $43 million for 2010, $39 million for 2011, $31 million for 2012, $21 million for 2013, and $47 million thereafter.

        On December 18, 2007, we completed the acquisition of Velocity11, a designer, manufacturer and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash used to purchase 100 percent of Velocity11's outstanding common shares and vested common stock options that Velocity11 employees held on the closing date of the acquisition.

  Acquisition of Stratagene

        On June 6, 2007, we completed our acquisition of Stratagene, a leading developer, manufacturer and marketer of specialized life science research and diagnostic products. The aggregate purchase price was approximately $252 million in cash used to purchase 100 percent of Stratagene's outstanding common shares and vested common stock options that Stratagene employees held on the closing date of the acquisition.

        Under the purchase method of accounting, the purchase price of the transaction was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. In the fourth quarter of 2007 when we finalized our assessment of the pre-acquisition contingencies, we reduced goodwill by $11 million. During 2008, we increased goodwill by $1 million after obtaining more information regarding taxes.

        Based upon the purchase price of the acquisition, the purchase price allocation is as follows:

Purchase Price Allocation
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

        As part of the merger agreement with Stratagene we entered into an Asset Purchase Agreement with Catalyst LLC ("Catalyst"), a Delaware limited liability company, to sell, transfer, and assign certain intangible and tangible assets to Catalyst on June 7, 2007. Catalyst was formed by the former chairman, CEO and founder of Stratagene to pursue molecular diagnostic applications. We received $7 million in cash for the following: intangible assets, $5 million and tangible assets, $2 million. No gain or loss was recognized on the sale of these assets to Catalyst.

        The results of operations for Stratagene have been included in our consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immaterial for purposes of pro forma financial disclosures. Goodwill recorded as a result of the acquisition of Stratagene is not deductible for tax purposes.

13.   Investments

        The following table summarizes the company's investments as of October 31, 2008 and 2007 (net book value):

	October 31,
	2008	2007
	(in millions)
Short-Term
Available-for-sale investments	$24	$—

Long-Term
Cost method investments	$19	$24
Trading securities	57	72
Available-for-sale investments	130	98

Total	$206	$194

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

        In February 2008, Agilent traded an externally managed short-term investment fund for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale. Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of October 31, 2008 or that will be realized in the future.

        Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2008 and October 31, 2007:

	October 31, 2008				October 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$101	$—	$(5)	$96	$—	$—	$—	$—
Equity securities	4	5	—	9	4	22	—	26
Other	50	—	(1)	49	55	17	—	72

	$155	$5	$(6)	$154	$59	$39	$—	$98

        Other represents shares we own in two special funds that target underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2008:

	Cost	Estimated Fair Value
	(in millions)
Due in less than 1 year	$24	$24
Due in 1-5 years	45	43
Due after 5 years	32	29

	$101	$96

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

        Amounts included in other income (expense) for realized gains and losses on the sale of available-for-sale securities and other than temporary impairments were as follows for the years ended October 31, 2008, 2007 and 2006.

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Available-for-sale investments — realized gain (loss)	$(4)	$2	$9
Other than temporary impairment on investments	$(6)	$(7)	$(1)

        Unrealized gains and losses on our trading securities portfolio were $15 million of unrealized losses in 2008, $10 million of unrealized gains in 2007 and $6 million of unrealized gains in 2006.

        Realized gains and losses from the sale of cost method securities were zero for 2008, 2007 and 2006.

14.   Retirement Plans and Post Retirement Pension Plans

         General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution pension plans. Additionally, we sponsor post-retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of October 31, 2008 and 2007, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $520 million and $732 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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

         401(k) defined contribution plan.    Our U.S. eligible employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense included in income from continuing operations was $26 million in 2008, $25 million in 2007 and $26 million in 2006.

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

         Plan amendments.    In July 2004, the Compensation Committee of the Board of Directors approved design changes to Agilent's Post-retirement Medical Plans. One option available to existing post-65 retirees is a new Medicare Supplement Plan in 2005. The Medicare Supplement Plan supplements Medicare coverage by reimbursing Medicare Parts A and B deductibles after Medicare pays its portion of the retiree's expenses. Effective January 1, 2008, the Medicare Supplement Plan reimbursement rate for Medicare Parts A and B deductibles changed from 100 percent to 80 percent. The U.S Post-retirement Benefit Plan was revised for eligible retirees who were less than 50 years of age as of January 1, 2005 and for new hires of any age on or after January 1, 2005. This change established Retiree Medical Accounts with maximum lifetime limits which may be used to reimburse retiree medical premiums.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and assuming that we will continue to offer these benefits, we have reflected the expected subsidy according to the guidance in FSP 106-2 prospectively in our financial statements.

         Components of net periodic cost.    The company uses alternate methods of amortization as allowed by SFAS No. 87 which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2008, 2007 and 2006, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post- Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost — benefits earned during the period	$37	$40	$45	$38	$38	$45	$4	$4	$5
Interest cost on benefit obligation	38	39	39	74	65	58	27	27	28
Expected return on plan assets	(56)	(53)	(51)	(109)	(95)	(81)	(31)	(28)	(27)
Amortization and deferrals:
Actuarial (gain) loss	(13)	(5)	(3)	20	32	34	—	2	7
Prior service cost	—	—	1	(1)	—	—	(13)	(9)	(11)

Net plan costs (income)	6	21	31	22	40	56	(13)	(4)	2
Curtailments and settlements	—	(1)	(42)	—	—	(11)	—	—	(38)

Total net plan costs (income)	$6	$20	$(11)	$22	$40	$45	$(13)	$(4)	$(36)

Summary of net plan costs (income):
Continuing operations	$6	$21	$29	$22	$40	$50	$(13)	$(4)	$2
Discontinued operations	—	—	2	—	—	6	—	—	—
Summary of Curtailments and Settlements:
Continuing operations	—	(1)	(11)	—	—	—	—	—	(12)
Discontinued operations	—	—	(31)	—	—	(11)	—	—	(26)

Total net plan costs (income)	$6	$20	$(11)	$22	$40	$45	$(13)	$(4)	$(36)

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        For the U.S. plans, because of lump sum payouts in the first quarter of 2007, we recorded a $1 million settlement gain in accordance with SFAS No. 88.

         Funded status.    As of October 31, 2008 and 2007, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post- Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$685	$640	$1,693	$1,464	$373	$344
Acquisition of plan	—	—	—	5	—	—
Actual return on plan assets	(199)	99	(299)	103	(106)	54
Employer contributions	1	8	43	37	—	—
Participants' contributions	—	—	3	4	—	—
Benefits paid	(39)	(57)	(42)	(42)	(24)	(25)
Transfer from DPSP	1	1	—	—	—	—
Settlements	—	(6)	—	—	—	—
Currency impact	—	—	(31)	122	—	—

Fair value — end of year	$449	$685	$1,367	$1,693	$243	$373

Change in benefit obligation:
Benefit obligation — beginning of year	$641	$672	$1,508	$1,466	$437	$467
Acquisition of plan	—	—	—	6	—	—
Service cost	37	40	38	38	4	4
Interest cost	38	39	74	65	27	27
Participants' contributions	—	—	3	4	—	—
Plan amendment	—	—	—	—	(15)	(41)
Actuarial (gain) loss	(94)	(48)	(157)	(150)	(72)	4
Benefits paid	(39)	(57)	(42)	(42)	(23)	(24)
Transfer from DPSP	1	1	—	—	—	—
Settlements	—	(6)	—	—	—	—
Currency impact	—	—	(52)	121	—	—

Benefit obligation — end of year	$584	$641	$1,372	$1,508	$358	$437

Overfunded (underfunded) status of PBO	$(135)	$44	$(5)	$185	$(115)	$(64)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$67	$39	$186	$—	$—
Employee compensation and benefits	(2)	(1)	—	—	—	—
Retirement and post-retirement benefits	(133)	(22)	(44)	(1)	(115)	(64)

Net asset (liability)	$(135)	$44	$(5)	$185	$(115)	$(64)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$23	$(150)	$345	$128	$99	$34
Prior service costs (benefits)	—	—	(16)	(16)	(114)	(112)

Total	$23	$(150)	$329	$112	$(15)	$(78)

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2009 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$—	$(1)	$(15)
Amortization of actuarial net loss (gain)	$2	$37	$6

         Investment policies and strategies as of October 31, 2008 and 2007.    Plan assets consist primarily of publicly-traded stocks and bonds. In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocation is approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments, largely private equity partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our assets target allocation is from 45 to 60 percent to equities, from 30 to 55 percent to fixed income investments, and from 0 to 10 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified.

         Comment on current market conditions.    Due to recent significant declines in equity markets, our actual allocations of plan assets at October 31, 2008 differs from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2008 or 2007.

	2008		2007
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
	(in millions)
	PBO		PBO
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$584	$449	$23	$—

U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	618	685

Total	$584	$449	$641	$685

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$670	$624	$6	$6
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	702	743	1,502	1,687

Total	$1,372	$1,367	$1,508	$1,693

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$485	$449	$18	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	491	685

Total	$485	$449	$509	$685

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$70	$66	$6	$6
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	1,216	1,301	1,371	1,687

Total	$1,286	$1,367	$1,377	$1,693

         Contributions and estimated future benefit payments.    During fiscal year 2009, we expect to contribute $34 million to the U.S. defined benefit plans, $50 million to plans outside the U.S., and zero

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years.

			U.S. Post- Retirement Benefit Plans
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Gross	Medicare Part D Subsidy	Net
	(in millions)
2009	$45	$38	$23	$(1)	$22
2010	$46	$40	$25	$(2)	$23
2011	$49	$42	$27	$(2)	$25
2012	$51	$46	$28	$(2)	$26
2013	$54	$51	$30	$(2)	$28
2014-2018	$301	$314	$215	$(20)	$195

         Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based, on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31 for the U.S. plans and September 30 for the non-U.S. plans. The U.S. discount rates at October 31, 2008 and 2007 were determined by matching the expected plan benefit payments against an industry discount curve as well as reviewing the movement of industry benchmarks. The discount rates at October 31, 2006 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For Years Ended October 31,
	2008	2007	2006
U.S. defined benefit plans:
Discount rate	6.25%	6.0%	5.75%
Average increase in compensation levels	3.5%	4.0%	4.0%
Expected long-term return on assets	8.5%	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.9%	2.25-5.0%	2.25-5.0%
Average increase in compensation levels	2.5-4.0%	2.5-4.25%	0-4.0%
Expected long-term return on assets	4.5-7.25%	4.5-7.0%	4.5-7.0%
U.S. post-retirement benefits plans:
Discount rate	6.25%	6.0%	5.75%
Expected long-term return on assets	8.5%	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2013	2012	2011

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2008	2007
U.S. defined benefit plans:
Discount rate	8.5%	6.25%
Average increase in compensation levels	3.5%	3.5%
Expected long-term return on assets	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-6.5%	2.25-5.9%
Average increase in compensation levels	2.5-4.0%	2.5%-4.0%
Expected long-term return on assets	4.5-7.25%	4.5-7.25%
U.S. post-retirement benefits plans:
Discount rate	8.5%	6.25%
Expected long-term return on assets	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2014	2013

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2008 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligations	$31	$(27)

15.   Guarantees

  Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2008	2007
	(in millions)
Balance as of October 31, 2007 and 2006	$29	$29
Accruals for warranties issued during the period	50	57
Changes in estimates	1	(2)
Settlements made during the period	(51)	(55)

Balance as of October 31, 2008 and 2007	$29	$29

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages that it might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnifications was not material as of October 31, 2008.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. In our opinion, the fair value of these indemnifications was not material as of October 31, 2008.

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications was not material as of October 31, 2008.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations was zero on the consolidated balance sheet as of October 31, 2008.

  Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2008.

16.   Commitments and Contingencies

         Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases related to continuing operations at October 31, 2008 were $77 million for 2009, $64 million for 2010, $47 million for 2011, $32 million for 2012, $23 million for 2013 and $44 million thereafter. Future minimum sublease income under leases at October 31, 2008 was $6 million for 2009, $3 million for 2010, $2 million for 2011, $2 million for 2012 and zero thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities, for continuing operations was $89 million in 2008, $73 million in 2007 and $110 million in 2006.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

17.   Restructuring and Asset Impairment

        Our FY2005 Plan, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next three years.

        A summary of the total restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairments	Total
	(in millions)
Balance as of October 31, 2005	$44	$49	$—	$93
Income statement expense	111	33	42	186
Asset impairments	—	—	(42)	(42)
Cash payments	(142)	(24)	—	(166)

Balance as of October 31, 2006	$13	$58	$—	$71
Income statement expense	17	(5)	—	12
Cash payments	(29)	(22)	—	(51)

Balance as of October 31, 2007	$1	$31	$—	$32
Income statement expense	—	(4)	—	(4)
Cash payments	(1)	(17)	—	(18)

Balance as of October 31, 2008	$—	$10	$—	$10

        The restructuring accrual for all plans, which totaled $10 million at October 31, 2008 and $32 million at October 31, 2007, is recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet and represents estimated future cash outlays.

        In the first quarter of 2008, we reduced our estimated liability relating to the consolidation of excess facilities by $4 million due to changes in the underlying property markets.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of the charges/(income) in the statement of operations resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Cost of products and services	$—	$6	$28
Research and development	—	1	21
Selling, general and administrative	(4)	5	123

Restructuring and asset impairment charges included in continuing operations	(4)	12	172
Restructuring and asset impairment charges included in discontinued operations, semiconductor test solutions business	—	—	14

Total restructuring and asset impairment charges	$(4)	$12	$186

18.   Senior Notes

        In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, bear interest at a fixed rate of 6.50% per annum, payable semi-annually on May 1st and November 1st of each year, commencing on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company initially incurred issuance costs of $5 million in connection with the senior notes and recorded them in "Other assets" in the consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the term of the senior notes.

        Upon the closing of the offering of the senior notes, we entered into three interest rate swaps with three different counterparties with an aggregate notional amount of $600 million. Under the interest rate swaps, we received fixed-rate interest payments and were obligated to make payments based on the six month U.S. dollar LIBOR. The economic effect of these swaps was to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The swaps were accounted for as a fair value hedge of the interest rate risk inherent in the senior notes and therefore the fair value of the swap are recorded on our consolidated balance sheet at each period end until maturity in 2017. In addition, as a result of the fair value hedge, the senior notes were reflected on our consolidated balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swaps and any movement in the value of the swaps would be reflected in the movement in fair value of the senior notes.

        On September 11, 2008 we terminated the contract with one of the counterparties with notional amount of $200 million. Following termination, amounts are due to us from that counterparty and we have assessed the likely recovery of those amounts. Interest rate swaps for the remaining notional amount of $400 million were in effect as of October 31, 2008. At October 31, 2008, the fair value of the remaining swaps was an asset of $13 million. As a result, the carrying value of the senior notes at October 31, 2008 has increased by $13 million to reflect their increased fair value attributable to interest rate risk. As at October 31, 2008 the senior notes are valued at $611million comprising the discounted principal of $598 million and $13 million increase in fair value of the senior notes attributable to interest rate risk.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our senior notes that represented the remaining notional amount of $400 million. The asset value upon termination was approximately $43 million. The gain will be deferred and amortized over the remaining life of the senior notes.

19.   Long-Term Debt and Long-Term Restricted Cash & Cash Equivalents

        The following table summarizes the company's long-term debt as of October 31, 2008:

	October 31, 2008	October 31, 2007
	(in millions)
World Trade debt	$1,500	$1,500
Other debt	14	—

Total long-term debt	$1,514	$1,500

  World Trade Debt

        In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly owned subsidiary of Agilent ("World Trade"), entered into a five-year Master Repurchase Agreement with a counterparty in which World Trade sold 15,000 Class A preferred shares of Agilent Technologies (Cayco) Limited ("Cayco") to the counterparty, having an aggregate liquidation preference of $1.5 billion. World Trade owns all of the outstanding common shares of Cayco, a separate legal entity.

        Agilent and World Trade have entered into a Related Agreement, dated as of September 22, 2008 (the "Lloyds Related Agreement"), with Lloyds TSB Bank plc ("Lloyds TSB"). Under the Lloyds Related Agreement, Lloyds TSB has agreed that on or prior to November 17, 2008, Lloyds TSB will accept the transfer by novation (the "Novation") of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement and collectively referred to as the "Current Repurchase Agreement". The counterparty is the current registered owner of the preferred shares.

        The Lloyds Related Agreement required that upon the Novation, Lloyds TSB shall pay $1.5 billion to the counterparty in consideration of the Novation and the Current Repurchase Date shall be extended to January 27, 2011 (the "Extended Repurchase Date"). Following the Novation neither World Trade nor Agilent will have the right to accelerate the Extended Repurchase Date. Lloyds TSB can accelerate the Extended Repurchase Date or cause a redemption of the preferred shares only upon certain events of default. World Trade is obligated to make aggregate quarterly payments to Lloyds TSB at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on November 17, 2008.

        The obligation of World Trade to repurchase the preferred shares from the previous counterparty, Steers Repo Pass-Thru Trust 2008-1, has been extinguished resulting in no gain or loss in the statement of operations. The refinancing of the World Trade obligation has been recorded at a fair value of $1.5 billion and classified as a long-term debt in our consolidated balance sheet. The amortization of debt issuance costs was $17 million for 2008. On November 17, 2008, the novation agreement with Lloyds TSB became effective.

  Other Debt

        On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $14 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years,

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturing on August 9, 2013 to finance a capital project in India. The loan is classified as long-term debt in our consolidated balance sheet.

  Credit Facilities

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2008 the company has no borrowings outstanding under the facility.

  Long-Term Restricted Cash & Cash Equivalents

        As of October 31, 2008 and 2007, $1,582 million and $1,615 million were reported as long-term restricted cash and cash equivalents on our consolidated balance sheet, respectively. Of these amounts, as of October 31, 2008 and 2007, are $1,571 million and $1,580 million, respectively, of commercial paper maintained in connection with our World Trade debt obligations per the Repurchase Agreement mentioned above.

20.   Stock Repurchase Program

        As of October 31, 2008, our Board of Directors authorized stock repurchase programs of up to $8.466 billion of our common stock. As of October 31, 2008, we had repurchased a total of approximately 211 million shares of our common stock for $7.467 billion. In addition, $3 million of service and legal fees were recorded in equity. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized to be repurchased is approximately $1 billion.

Share Repurchase Programs	Number of Shares Repurchased	Amount of Shares Repurchased
	(in millions)
Fiscal Year 2005 Program
Balance as of October 31, 2005	9	$290
Balance as of October 31, 2006	116	4,176

Total for Fiscal Year 2005 Program	125	$4,466
Fiscal Year 2006 Program
Balance as of October 31, 2006	2	$56
Balance as of October 31, 2007	54	1,944

Total for Fiscal Year 2006 Program	56	$2,000
Fiscal Year 2008 Program
Balance as of October 31, 2008	30	$1,001

Total for Fiscal Year 2008 Program	30	$1,001

Total	211	$7,467

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

        A description of our two reportable segments as of October 31, 2008 is as follows:

  •
  Bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: gas chromatography, liquid chromatography, mass spectrometry, inductively coupled plasma mass spectroscopy, microfluidics, microarrays, microscopy, laser interferometers, PCR (Polymerase Chain Reaction) instrumentation, laboratory automation and robotics, software and informatics, and related bioreagents, consumables and services.

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

	Bio-analytical Measurement	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2008:
Total net revenue	$2,295	$3,479	$5,774
Income from operations	$400	$488	$888
Depreciation expense	$43	$83	$126
Share-based compensation expense	$32	$50	$82
Year ended October 31, 2007:
Total net revenue	$2,005	$3,415	$5,420
Income from operations	$329	$390	$719
Depreciation expense	$44	$98	$142
Share-based compensation expense	$52	$87	$139
Year ended October 31, 2006:
Total net revenue	$1,671	$3,302	$4,973
Income from operations	$235	$390	$625
Depreciation expense	$40	$101	$141
Share-based compensation expense	$31	$63	$94

        The following table reconciles segment results to Agilent's total enterprise results from continuing operations before taxes and equity income:

	Years Ended October 31,
	2008	2007	2006
	(in millions)
Total reportable segments' income from operations	$888	$719	$625
Restructuring and asset impairment	(28)	(38)	(172)
Gain on sale of assets	—	9	121
Amortization of intangibles	(53)	(40)	(24)
Retirement plans net curtailment and settlement	—	—	23
Interest Income	113	172	178
Interest Expense	(123)	(91)	(69)
Other income (expense), net	30	5	54
Unallocated semiconductor products business corporate charges	—	—	(14)
Unallocated semiconductor test solutions business corporate charges	—	—	(42)
Unallocated corporate charges and other	(12)	(66)	(53)

Income from continuing operations before taxes and equity income, as reported	$815	$670	$627

         Major customers.    No customer represented 10 percent or more of our total net revenue in 2008, 2007 or 2006.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred assets and other assets.

	Bio-analytical Measurement	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2008:
Assets	$1,577	$2,049	$3,626
Capital expenditures	$62	$92	$154
As of October 31, 2007:
Assets	$1,307	$2,025	$3,332
Capital expenditures	$51	$103	$154

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2008	2007
	(in millions)
Total reportable segments' assets	$3,626	$3,332
Cash, cash equivalents and short-term investments	1,429	1,826
Prepaid expenses	191	387
Investments	200	98
Restricted cash and cash equivalents	1,582	1,615
Long-term and other receivables	179	180
Other, including valuation allowance	230	116

Total assets	$7,437	$7,554

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2008	$1,834	$642	$663	$2,635	$5,774
Year ended October 31, 2007	$1,867	$515	$638	$2,400	$5,420
Year ended October 31, 2006	$1,698	$408	$657	$2,210	$4,973

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2008	$638	$170	$430	$1,238
October 31, 2007	$643	$234	$552	$1,429

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   Subsequent Event

        On December 12, 2008, Agilent approved a targeted restructuring program. The restructuring program is in response to deteriorating economic conditions and is designed to enhance the potential of some of our businesses to reach their operating model goals. The restructuring program is one of a series of actions being taken by us in response to the current economic situation.

        The focus of the restructuring plan is on the Agilent businesses that have been most severely impacted by the economic downturn. As a result of the restructuring program, we expect that our global workforce will be reduced by approximately 500 regular and 300 temporary positions. The timing and scope of workforce reductions will vary by location based on local legal requirements. We expect to complete a majority of the activities related to the restructuring program by May 31, 2009, with the remainder expected to be completed by October 31, 2009.

        In connection with the restructuring plan, we expect to record in the aggregate approximately $55 million in pre-tax restructuring charges, mostly related to employee severance arrangements. Substantially all the charges will result in future cash expenditures.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2008
Net revenue	$1,393	$1,456	$1,444	$1,481
Gross profit	756	807	803	830
Income from operations	134	191	218	252
Net income	$120	$173	$169	$231
Net income per share — Basic:	$0.32	$0.48	$0.47	$0.65
Net income per share — Diluted:	$0.31	$0.47	$0.45	$0.64
Weighted average shares used in computing net income per share:
Basic	371	363	362	355
Diluted	382	370	372	362
Range of stock prices on NYSE	$31.26-38.24	$28.79-34.86	$29.89-38.00	$18.75-22.19
2007
Net revenue	$1,280	$1,320	$1,374	$1,446
Gross profit	691	730	758	790
Income from operations	95	131	168	190
Net income	$150	$123	$185	$180
Net income per share — Basic:	$0.37	$0.31	$0.47	$0.47
Net income per share — Diluted:	$0.36	$0.30	$0.45	$0.46
Weighted average shares used in computing net income per share:
Basic	406	402	392	376
Diluted	418	413	407	388
Range of stock prices on NYSE	$31.68-35.69	$30.26-35.80	$34.40-40.42	$31.15-36.85

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2008, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, the company's disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

        The effectiveness of our internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held March 11, 2009. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" and "Board Structure and Compensation" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

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

Item 11.    Executive Compensation

        Information about compensation of our named executive officers appears under "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement. Information about compensation of our directors appears under "Director Compensation" and "Compensation Committee Report" and "Stock Ownership Guidelines" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

        Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2008. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	41,332,399	$29	60,537,518
Equity compensation plans not approved by security holders	—	—	—

Total	41,332,399	$29	60,537,518

(1)
The number of securities remaining available for future issuance in column (c) includes 26,222,236 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $29.4 million as of October 31, 2008.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information about certain relationships and related transactions appears under "Related Person Transaction Policy and Procedures" in the Proxy Statement. Information about director independence appears under the heading "Board Structure and Compensation — Director Independence" in the Proxy Statement. Each of those portions of the Proxy Statement is incorporated by reference into this report.

Item 14.    Principal Accounting Fees and Services

        Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Audit and Finance Committee Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Auditors" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 58 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*	Deductions**	Balance at End of Period
	(in thousands)
2008
Tax valuation allowance	$332	$312	$(22)	$621
2007
Tax valuation allowance	$382	$11	$(61)	$332
2006
Tax valuation allowance	$1,371	$13	$(1,002)	$382

*
Additions include current year valuation allowance build due to current year increase in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

**
Deductions include current year reduction in valuation allowance due to current year decrease in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

3.
Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/99	2.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.6
2.7	Employee Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.7
2.8	Tax Sharing Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.8
2.9	Master IT Service Level Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.9
2.10	Real Estate Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.10
2.11	Environmental Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.13
2.14	Non U.S. Plan. Incorporated by reference from Exhibit 2.14 of Agilent Technologies, Inc.'s S-1.	S-1/A	11/10/99	2.14
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/05	2.2
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/99	3.1
3.2	Amended and Restated Bylaws.	8-K	3/25/08	3.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	5/24/00	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001.	8-K	11/27/01	99.3
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/06	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.2
10.4	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.29
10.5	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.30
10.6	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.31
10.7	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.32
10.8	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.33
10.9	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.34
10.10	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.35
10.11	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.36
10.12	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.37

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.13	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.38
10.14	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.39
10.15	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/07	10.3
10.16	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in China and Thailand.*	10-Q	6/5/07	10.4
10.17	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in France.*	10-Q	6/5/07	10.5
10.18	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in the United Kingdom.*	10-Q	6/5/07	10.6
10.19	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/07	10.7
10.20	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in France.*	10-Q	6/5/07	10.8
10.21	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in the United Kingdom.*	10-Q	6/5/07	10.9
10.22	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*				X
10.23	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*				X
10.24	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*				X

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.25	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*				X
10.26	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/08	10.1
10.27	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/07	10.23
10.28	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/04	10.3
10.29	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/08	10.2
10.30	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/07	10.25
10.31	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/06	10.63
10.32	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective March 20, 2007).*	10-Q	6/5/07	10.2
10.33	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective September 17, 2007).*	10-K	12/21/07	10.30
10.34	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*				X
10.35	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board-appointed officers.*	S-1	8/16/99	10.9
10.36	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board-elected Officers of the Company.	8-K	4/10/08	10.1
10.37	Offer letter from Agilent Technologies, Inc. to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001.*	10-Q	3/6/02	10.15

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.38	Separation Agreement and General Release between Agilent Technologies, Inc. and Patrick J. Byrne dated May 1, 2007.*	8-K	5/7/07	10.1
10.39	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.	8-K	4/10/08	10.2
10.40	Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and certain executive officers, other than the Chief Executive Officer.*	8-K	9/14/05	10.2
10.41	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).	8-K	4/10/08	10.3
10.42	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.	8-K	4/10/08	10.4
10.43	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.	10-K	12/21/07	10.79
10.44	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005.*	8-K	5/3/05	10.2
10.45	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne.*	8-K	2/4/05	10.2
10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon.*	10-Q	3/10/05	10.49
10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005.*	8-K	3/7/05	10.4
10.48	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005.*	8-K	3/7/05	10.2
10.49	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors.*				X
10.50	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn.*	10-Q	3/10/05	10.53
10.51	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006.*	8-K	5/12/06	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.52	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc. Incorporated by reference from Exhibit 10.10 of the company's 10-Q filed on March 19, 2001.	10-Q	3/19/01	10.10
10.53	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc.	10-Q	6/14/01	10.11
10.55	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	12/21/04	10.40
10.56	First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	3/10/05	10.39
10.57	Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	6/6/05	10.40
10.58	Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	8-K	8/15/05	2.1
10.59	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/05	2.2
10.60	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/06	10.66
10.61	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.67
10.62	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.68
10.63	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.69
10.64	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.70

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.65	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/06	10.71
10.66	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006.	10-Q	6/6/06	10.72
10.67	Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	5/14/07	10.1
10.68	First Amendment, dated as of March 3, 2008, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	10-Q	3/7/08	10.1
10.69	Second Amendment dated as of June 13, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	6/19/08	10.3
10.70
	Third Amendment dated as of November 7, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.				X
10.71	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/07	4.01
10.72	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/07	1.01
10.73	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/07	4.01
10.74	Master Repurchase Agreement and related Confirmation and Annex I, each dated as of November 17, 2008, between Agilent Technologies World Trade, Inc. and Lloyds TSB Bank plc.	8-K	11/18/08	99.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.75	Fourth Amended and Restated Guaranty of Agilent Technologies, Inc. dated as of November 17, 2008.	8-K	11/18/08	99.4
10.80	Related Agreement, dated as of September 22, 2008, among Lloyds TSB Bank plc, Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc.	8-K	9/25/08	99.1
10.81	Novation Agreement dated as of November 17, 2008, by and among STEERS Repo Pass-Thru Trust, 2008-1, Lloyds TSB Bank plc and Agilent Technologies World Trade, Inc.	8-K	11/18/08	99.3
10.82	Amended and Restated Agilent Agreement dated as of November 17, 2008, by and among Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc., in favor of each Designated Person.	8-K	11/18/08	99.5
10.83	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc.	10-Q	9/6/06	10.73
10.84	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001.	10-K	12/22/03	10.19
11.1	See Note 8, "Net Income Per Share", to our Consolidated Financial Statements on page 87.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 20 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2008.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Date: December 19, 2008

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

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 19, 2008
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial Officer)	December 19, 2008
/s/ DIDIER HIRSCH Didier Hirsch	Vice President, Corporate Controllership and Tax (Principal Accounting Officer)	December 19, 2008
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 19, 2008
/s/ PAUL N. CLARK Paul N. Clark	Director	December 19, 2008
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 19, 2008
/s/ ROBERT L. JOSS Robert L. Joss	Director	December 19, 2008

Signature	Title	Date

/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 19, 2008
/s/ HEIDI KUNZ Heidi Kunz	Director	December 19, 2008
/s/ DAVID M. LAWRENCE David M. Lawrence, M.D.	Director	December 19, 2008
/s/ A. BARRY RAND A. Barry Rand	Director	December 19, 2008

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
  Item 8. Financial Statements and Supplementary Data
AGILENT TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS
AGILENT TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY SUMMARY (Unaudited)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter
EQUITY COMPENSATION PLAN INFORMATION
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  SCHEDULE II