Form 10-Q
period 2009-01-31
AGILENT TECHNOLOGIES INC
filed 2009-03-12
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  ☐   NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING JANUARY 31, 2009
COMMON STOCK, $0.01 PAR VALUE	345,256,316 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Net revenue:
Products	$937	$1,161
Services and other	229	232
Total net revenue	1,166	1,393
Costs and expenses:
Cost of products	453	501
Cost of services and other	124	136
Total costs	577	637
Research and development	169	181
Selling, general and administrative	396	441
Total costs and expenses	1,142	1,259
Income from operations	24	134
Interest income	14	39
Interest expense	(23)	(30)
Other income (expense), net	12	4
Income before taxes	27	147
Provision (benefit) for income taxes	(37)	27
Net income	$64	$120

Net income per share — basic:	$0.18	$0.32
Net income per share — diluted:	$0.18	$0.31

Weighted average shares used in computing net income per share:
Basic	351	371
Diluted	352	382

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	January 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$1,405
Short-term investments	18	24
Accounts receivable, net	630	770
Inventory	655	646
Other current assets	343	363
Total current assets	3,008	3,208
Property, plant and equipment, net	831	824
Goodwill	666	646
Other intangible assets, net	206	228
Restricted cash and cash equivalents	1,578	1,582
Long-term investments	169	206
Other assets	704	743
Total assets	$7,162	$7,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$308
Employee compensation and benefits	269	409
Deferred revenue	299	280
Income and other taxes payable	95	128
Short-term debt	50	—
Other accrued liabilities	160	200
Total current liabilities	1,130	1,325
Long-term debt	1,514	1,514
Senior notes	640	611
Retirement and post-retirement benefits	323	324
Other long-term liabilities	984	1,104
Total liabilities	4,591	4,878
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 563 million shares at January 31, 2009 and 561 million shares at October 31, 2008, issued	6	6
Treasury stock at cost; 218 million shares at January 31, 2009 and 211 million shares at October 31, 2008	(7,595)	(7,470)
Additional paid-in-capital	7,459	7,410
Retained earnings	2,855	2,791
Accumulated other comprehensive loss	(154)	(178)
Total stockholders’ equity	2,571	2,559
Total liabilities and stockholders’ equity	$7,162	$7,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income	$64	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	49
Share-based compensation	21	30
Deferred taxes	5	6
Excess and obsolete and inventory-related charges	27	4
Asset impairment charges	19	1
Allowance for doubtful accounts	3	—
Other	(1)	2
Changes in assets and liabilities:
Accounts receivable	140	30
Inventory	(22)	(31)
Accounts payable	(53)	(15)
Employee compensation and benefits	(142)	(94)
Income taxes and other taxes payable	(34)	(89)
Interest rate swap proceeds	43	—
Other assets and liabilities	(94)	(9)
Net cash provided by operating activities	17	4
Cash flows from investing activities:
Investments in property, plant and equipment	(34)	(34)
Proceeds from sale of property, plant and equipment	—	14
Purchase of investments	—	(255)
Proceeds from sale of investments	20	79
Acquisitions of businesses and intangible assets, net of cash acquired	(1)	(113)
Change in restricted cash and cash equivalents, net	4	14
Net cash used in investing activities	(11)	(295)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	26	69
Proceeds from revolving credit facility	275	—
Repayment of revolving credit facility	(225)	—
Treasury stock repurchases	(125)	(237)
Net cash used in financing activities	(49)	(168)

Effect of exchange rate movements	—	18

Net decrease in cash and cash equivalents	(43)	(441)

Cash and cash equivalents at beginning of period	1,405	1,826
Cash and cash equivalents at end of period	$1,362	$1,385

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2009 and October 31, 2008, condensed consolidated statement of operations for the three months ended January 31, 2009 and 2008, and condensed consolidated statement of cash flows for the three months ended January 31, 2009 and 2008.

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, restructuring and asset impairment charges, valuation of long-lived assets and accounting for income taxes.

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157,”Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective November 1, 2008, we adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities. Refer to note 10 “Fair Value Measurements” for a discussion of our adoption of this standard. We will be required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. Effective November 1, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of January 31, 2009.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We are currently evaluating the impact of adopting FSP 132(R)-1 on our condensed consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Cost of products and services	$5	$7
Research and development	4	5
Selling, general and administrative	12	18
Total share-based compensation expense	$21	$30

Share-based compensation capitalized within inventory at January 31, 2009 and 2008 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three months ended January 31, 2009 and 2008.

The following assumptions were used to estimate the fair value of the options granted, ESPP purchases and LTPP grants.

	Three Months Ended January 31,
	2009	2008
Stock Option Plans:
Weighted average risk-free interest rate	2.3%	3.2%
Dividend yield	0%	0%
Weighted average volatility	32%	33%
Expected life	4.4 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	N/A	3.8%
Dividend yield	N/A	0%
Weighted average volatility	N/A	32%
Expected life	N/A	0.5-1 yr

LTPP:
Volatility of Agilent shares	33%	27%
Volatility of selected peer-company shares	17-62%	17-52%
Price-wise correlation with selected peers	35%	24%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Effective November 1, 2008, the Compensation Committee of Board of Directors approved a change to our ESPP plan that eliminated the 24-month look back period. The ESPP continues to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. As a result of the change in our plan, for the three months ended January 31, 2009 no Black-Scholes assumptions were required in the valuation of our current ESPP. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant.

Effective November 1, 2008 we moved to historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. Management believes that based on current data these estimates of volatility are more appropriate. In reaching this conclusion, we have considered many factors including the limited number of Agilent options currently traded and our limited ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the three months ended January 31, 2008, we used implied volatility of Agilent’s publicly traded, similarly priced, stock options to estimate expected stock price volatility assumption for employee stock option awards.

5. PROVISION FOR TAXES

For the three months ended January 31, 2009, we recorded an income tax benefit of $37 million compared to an income tax provision of $27 million in the same period last year. The income tax benefit for the three months ended January 31, 2009 includes a net discrete benefit of tax and interest in the amount of $42 million. The net discrete benefit is primarily associated with lapses of statutes of limitations and tax settlements. The income tax benefit is net of taxes recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S. and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

In the U.S., the tax years remain open back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate would increase in the period the IRS prevails. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provisions. We filed a formal protest, and in the protest, we vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. In the formal protest, we also requested a conference with the Appeals Office of the IRS, and we recently began to address these matters with them. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2009	2008
	(in millions)
Numerator:
Net income	$64	$120
Denominators:
Basic weighted-average shares	351	371
Potentially dilutive common stock equivalents — stock options and other employee stock plans	1	11
Diluted weighted-average shares	352	382

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

	Three Months Ended January 31,
	2009	2008
Options to purchase shares of common stock (in millions)	35	6
Weighted-average exercise price	$30	$46
Average common stock price	$18	$36

7. INVENTORY

	January 31, 2009	October 31, 2008
	(in millions)
Finished goods	$338	$331
Purchased parts and fabricated assemblies	317	315
Inventory	$655	$646

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2009:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Goodwill as of October 31, 2008	$329	$278	$39	$646
Foreign currency translation impact	20	—	—	20
Goodwill as of January 31, 2009	$349	$278	$39	$666

The components of other intangibles as of January 31, 2009 and October 31, 2008 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2008:
Purchased technology	$281	$124	$157
Trademark/Tradename	32	3	29
Customer relationships	85	43	42
Total	$398	$170	$228
As of January 31, 2009:
Purchased technology	$281	$141	$140
Trademark/Tradename	32	3	29
Customer relationships	85	48	37
Total	$398	$192	$206

We recorded no additions to goodwill and no additions to other intangibles during the three months ended January 31, 2009. We incurred $10 million in impairment charges related to other intangibles for the three months ended January 31, 2009.

Amortization of intangible assets was $12 million for the three months ended January 31, 2009 and $13 million for the same period in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $33 million for the remainder of 2009, $40 million for 2010, $36 million for 2011, $29 million for 2012, $21 million for 2013, $15 million for 2014, and $32 million thereafter.

9. INVESTMENTS

The following table summarizes the company’s investments as at January 31, 2009 and October 31, 2008 (net book value):

	January 31	October 31
	2009	2008
	(in millions)
Short-Term
Available-for-sale investments	$18	$24
Long-Term
Cost method investments	$14	$19
Trading securities	41	57
Available-for-sale investments	114	130
Total	$169	$206

Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity. Realized gains and losses from the sale of available-for-sale investments are recorded in earnings.

In February 2008, Agilent traded an externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale. Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of January 31, 2009 or that will be realized in the future.

Investments in available-for-sale securities at estimated fair value were as follows as at January 31, 2009 and October 31, 2008:

	January 31, 2009				October 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$83	$—	$(7)	$76	$101	$—	$(5)	$96
Equity securities	4	4	—	8	4	5	—	9
Other	59	—	(11)	48	50	—	(1)	49
	$146	$4	$(18)	$132	$155	$5	$(6)	$154

Other represents shares we own in two special funds that target underlying investments of approximately 40 percent debt securities and 60 percent equity securities.

Contractual maturities of available-for-sale debt securities were as follows at January 31, 2009:

	Cost	Estimated Fair Value
	(in millions)

Due in less than 1 year	$18	$18
Due in 1-5 years	39	35
Due after 5 years	26	23
	$83	$76

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

Amounts included in other income (expense) for realized gains and losses on the sale of cost method investments, available-for-sale securities and other than temporary impairments were as follows for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31
	2009	2008
	(in millions)
Cost method investments — realized gain	$1	$—
Available-for-sale investments — realized loss	$—	$(1)
Other than temporary impairment on investments	$(6)	$—

         Unrealized losses on our trading securities portfolio were $16 million and $2 million for the three months ended January 31, 2009 and 2008, respectively.

10. FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

 Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1- applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2- applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.

Level 3- applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our money market funds and publicly traded available-for-sale and trading securities investments are generally classified as level 1 of the fair value hierarchy because they are valued using quoted market prices. Our derivative financial instruments are classified as level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.  Available-for-sale investments, as well as our commercial paper are classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.  Marketable securities measured at fair value using level 3 inputs are comprised of asset-backed securities, mortgage-backed securities, and corporate bonds within our available-for-sale investment portfolio. The values of these investments are determined based on models for which some of the inputs are not readily observable. Counterparty credit risk is evaluated when assigning levels to our financial instruments.

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 were as follows:

		Fair Value Measurement at January 31, 2009 Using
	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$525	$525	$—	$—
Available-for-sale investments	18	—	10	8
Derivative instruments	9	—	9	—
Long-term
Trading securities	41	41	—	—
Available-for-sale investments	114	8	98	8
Restricted cash (commercial paper)	1,568	—	1,568	—
Total assets measured at fair value	$2,275	$574	$1,685	$16

Liabilities:
Short-term
Derivative instruments	$59	$—	$59	$—
Long-term
Deferred compensation liability	39	—	39	—
Total liabilities measured at fair value	$98	$—	$98	$—

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three months ended January 31, 2009:

Three Months Ended January 31, 2009
(in millions)

Balance, beginning of period	$19
Realized losses related to amortization of premium	(1)
Total unrealized gains (losses) included in accumulated other comprehensive loss	—
Realized losses related to investment impairments	(3)
Sales	(3)
Transfers into (out of) level 3	4
Balance, end of period	$16
Total losses included in earnings attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$(1)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2009 and 2008, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost—benefits earned during the period	$8	$9	$8	$9	$1	$1
Interest cost on benefit obligation	12	10	16	19	7	7
Expected return on plan assets	(10)	(14)	(20)	(27)	(5)	(8)
Amortization and deferrals:
Actuarial (gain) loss	1	(3)	9	5	1	—
Prior service cost	—	—	—	—	(3)	(3)

Total net plan (income) costs	$11	$2	$13	$6	$1	$(3)

We contributed approximately $1 million to our U.S. defined benefit plans and $19 million to our non-U.S. defined benefit plans during the three months ended January 31, 2009 and $2 million and $10 million, respectively, for the same period in 2008. We expect to contribute approximately $37 million to our U.S. defined benefit plans and $31 million to our non-U.S. defined benefit plans during the remainder of fiscal 2009.

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

	FY 2009	FY 2008
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	13	13
Changes in estimates	1	1
Settlements made during the period	(13)	(13)
Ending balance as of January 31,	$30	$30

13. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our FY2005 Plan, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next three years and are included in the “consolidation of excess facilities” column in the table below.

In the first quarter of 2009, we announced a new restructuring plan (the “FY 2009 Plan”) to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. The FY 2009 Plan is in response to deteriorating economic conditions and is designed to enhance the potential of some of our business units most affected by the economic downturn to reach their operating model goals. We expect most of these activities to be completed by the end of fiscal year 2009.

A summary of total restructuring activity and other special charges for the three months ended January 31, 2009 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	13	—	13	22	48
Asset impairments/inventory charges	—	—	(13)	(6)	(19)
Cash payments	(3)	(1)	—	—	(4)
Balance as of January 31, 2009	$10	$9	$—	$16	$35

The restructuring and other special accruals for all plans, which totaled $35 million at January 31, 2009 and $10 million at October 31, 2008, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected approximately over the next three years. Workforce reduction payments, primarily severance, are expected within a one-year period.

A summary of the charges in the statement of operations resulting from all restructuring plans and special charges is shown below:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Cost of products and services	$33	$—
Research and development	4	—
Selling, general and administrative	11	(4)
Total restructuring, asset impairments and other special charges	$48	$(4)

14. SHORT-TERM DEBT

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2009 the company had $50 million outstanding under the credit facility classified as short-term debt in our condensed consolidated balance sheet.

15. SENIOR NOTES

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008. The senior notes are unsecured and will rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes. These costs were capitalized in other assets on the condensed consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the senior notes.

16. LONG-TERM DEBT AND LONG-TERM RESTRICTED CASH AND CASH EQUIVALENTS

The following table summarizes the company’s long-term debt as of January 31, 2009 and October 31, 2008:

	January 31, 2009	October 31, 2008
	(in millions)
World Trade debt	$1,500	$1,500
Other debt	14	14
Total long-term debt	$1,514	$1,514

World Trade Debt

In January 2006, Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”), entered into a five-year Master Repurchase Agreement with a counterparty in which World Trade sold 15,000 Class A preferred shares of Agilent Technologies (Cayco) Limited (“Cayco”) to the counterparty, having an aggregate liquidation preference of $1.5 billion. World Trade owns all of the outstanding common shares of Cayco, a separate legal entity.

In September 2008, Agilent and World Trade entered into an agreement (the “Lloyds Related Agreement”) with Lloyds TSB Bank plc (“Lloyds”). Under the Lloyds Related Agreement, on November 17, 2008 (the “Effective Date”), Lloyds accepted the transfer by novation of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement. On the Effective Date, Lloyds paid $1.5 billion to the prior counterparty in consideration of the novation and World Trade’s repurchase obligation was extended to January 27, 2011 (the “Extended Repurchase Date”). World Trade is obligated to make aggregate quarterly payments to Lloyds at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on the Effective Date.

Lloyds can accelerate the Extended Repurchase Date or cause a redemption of the preferred Cayco shares only upon certain events of default, but neither World Trade nor Agilent has the right to accelerate the Extended Repurchase Date. The World Trade obligation of $1.5 billion is recorded and classified as a long-term debt on our condensed consolidated balance sheet.

Other Debt

On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $14 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is classified as long-term debt on our condensed consolidated balance sheet.

Long-Term Restricted Cash & Cash Equivalents

As of January 31, 2009 and October 31, 2008, $1,578 million and $1,582 million were reported as long-term restricted cash and cash equivalents in our condensed consolidated balance sheet, respectively. Of these amounts, $1,568 million and $1,571 million were held in commercial paper maintained in connection with our World Trade debt obligation as of January 31, 2009 and October 31, 2008, respectively.

17. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Net income	$64	$120
Other comprehensive income:
Change in unrealized loss on investments	(13)	(22)
Change in unrealized gain (loss) on derivative instruments	11	(6)
Reclassification of losses into earnings related to derivative instruments	(9)	—
Foreign currency translation	24	58
Change in deferred net pension cost	9	(1)
Deferred taxes	2	2
Comprehensive income	$88	$151

18. STOCK REPURCHASE PROGRAM

On November 14, 2007 the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over a two year period. For the three months ended January 31, 2009, we repurchased 7 million shares for $125 million. As of January 31, 2009 we repurchased 37 million shares for $1,125 million, based on settlement date. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount authorized under the plan is approximately $875 million.

19. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. In the first quarter of 2009, we formed a new operating segment from our existing businesses; the semiconductor and board test segment. Following this re-organization, Agilent has three primary businesses — bio-analytical measurement, electronic measurement and semiconductor and board test— each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

In the first quarter of 2009, we also moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. Microscopy measurement combined with existing units in the electronic measurement segment for increased synergy with product lines and operational resources.

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

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Three months ended January 31, 2009:
Total net revenue	$596	$525	$45	$1,166
Segment income from operations	$7	$101	$(13)	$95
Three months ended January 31, 2008:
Total net revenue	$773	$531	$89	$1,393
Segment income from operations	$77	$87	$3	$167

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Total reportable segments’ income from operations	$95	$167
Restructuring and other related costs	(42)	(12)
Asset impairments	(14)	—
Interest income	14	39
Interest expense	(23)	(30)
Other income (expense), net	12	4
Amortization of intangibles and other	(15)	(21)
Income from operations before taxes, as reported	$27	$147

For the three months ended January 31, 2009, other income (expense), net included a $6 million gain in respect of a patent litigation judgment.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets.

In the first quarter of 2009, we refined the methodology for allocating company assets which has resulted in an increase in segment assets. All segment numbers have been reclassified to conform to the current period presentation.

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Assets:
As of January 31, 2009	$1,920	$1,564	$366	$3,850
As of October 31, 2008	$2,014	$1,505	$387	$3,906

20. SUBSEQUENT EVENT

On February 17, 2009, in response to the continuing deterioration of economic conditions, Agilent announced additional actions as part of the FY 2009 Plan. These additional actions are to exit the inspection businesses in the semiconductor and board test segment, including the automated optical inspection and automated X-ray inspection businesses, and to restructure the global infrastructure organization. The two inspection businesses had combined revenue of approximately $55 million for the year ended October 31, 2008.

The additional actions will further reduce our global workforce of regular employees by approximately 600 positions, bringing the total headcount reductions under the FY 2009 Plan to approximately 1,100 regular positions. We expect most of these activities relating to the restructuring program to be completed by the end of fiscal year 2009.

Thus in connection with the revised FY 2009 Plan we now expect to record in the aggregate approximately $155 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction.  We expect that a significant proportion of these charges will result in cash expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, our stock repurchase program, our transition to lower-cost regions, our planned restructuring activities, including our current estimates of the scope, timing and cost of those activities, the existence or length of an economic recovery that involve risks and uncertainties, and the impact of an Internal Revenue Service (“IRS”) Revenue Agent’s Report (“RAR”) on our operations and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”) is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three primary businesses that are focused on the electronic measurement market, the semiconductor and board test market and the bio-analytical measurement market.

For the three months ended January 31, 2009 we experienced the adverse effects of the worldwide economic downturn on our overall performance. The deterioration of the global economy has affected all of our businesses with weakness in electronic measurement and semiconductor board and test markets and a slowing in demand in bio-analytical measurement markets.

Total orders for the three months ended January 31, 2009 were $1,115 million, a decrease of 20 percent from the same period last year with orders in each business segment down. For the three months ended January 31, 2009, bio-analytical orders decreased 2 percent, electronic measurement orders decreased 28 percent and semiconductor and board test orders decreased 66 percent when compared to the first quarter of 2008.

Net revenue of $1,166 million for the three months ended January 31, 2009 was down 16 percent from the same period last year. Bio-analytical revenues decreased 1 percent in the three months ended January 31, 2009 with both chemical analysis and life science down 1 percent compared to the same period last year. Geographically, weakness was most pronounced for bio-analytical in Europe with a decrease of 11 percent while the Americas increased 1 percent and Asia increased 10 percent in the three months ended January 31, 2009 compared to the same period last year. Electronic measurement revenues decreased 23 percent in the three months ended January 31, 2009 with both general purpose and communications test down 23 percent compared to the same period last year. Geographically, electronic measurement revenues for the three months ended January 31, 2009 decreased in Europe by 26 percent, in Asia by 29 percent and in Americas by 15 percent compared to the same period last year.  Semiconductor and board test measurement revenues decreased 49 percent when compared to the first quarter of last year with all markets down compared to the same period last year. On a geographic basis, revenue declined 46 percent in the Americas, 68 percent in Europe and 39 percent in Asia.

Net income for the three months ended January 31, 2009 was $64 million, compared to $120 million for the corresponding period last year. In comparison to the same period last year, for the three months ended January 31, 2009, net income decreased due to reduced revenue. Tax expense decreased $64 million when compared to the first quarter of last year primarily due to net discrete tax benefits associated with lapses of statutes of limitations and tax settlements.

In the three months ended January 31, 2009, we generated $17 million of cash from operations compared with $4 million generated in the three months of the prior year. In November 2008, we terminated two swap agreements and received proceeds of $43 million, recorded in operating cash flows.

In December 2008, we announced a targeted operational restructuring plan (the “FY 2009 Plan”) in response to the deteriorating economic conditions. As a result of this program, we expect that the global workforce of regular employees will be reduced by approximately 500 positions.  In addition, we announced that we would eliminate 300 temporary positions. When completed, the restructuring program and reductions in temporary workforce are expected to result in future annual operating savings of approximately $65 million.

In February 2009, we announced an additional restructuring program that includes actions to exit the inspection businesses in our semiconductor and board test segment and to restructure our global infrastructure organization. When completed, the additional restructuring is expected to result in future annual operating savings of approximately $150 million. We expect workforce reductions of approximately 600 regular positions.

The December 2008 and February 2009 restructuring activities will be combined under a single restructuring plan and are part of a series of actions being taken by Agilent in response to the current economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $155 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. We expect that a significant proportion of these charges will result in cash expenditures.

Looking forward, we face continued challenging business conditions as the global economic environment deteriorates and the outlook is highly uncertain. We are committed to delivering performance consistent with Agilent’s operating model.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, restructuring and asset impairment charges, valuation of long-lived assets and accounting for income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. The expected stock price volatility assumption was determined using the historical volatility for our stock for the three months ended January 31, 2009. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 32 percent to 42 percent would generally increase the value of an award and the associated compensation cost by approximately 24 percent if no other factors were changed.

Goodwill and purchased intangible assets. During the three months ended January 31, 2009, we tested certain intangible assets for impairment using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which resulted in an impairment of $10 million.  We test goodwill for impairment annually (and more often frequently if impairment indicators arise).  There was no impairment of goodwill during the three months ended January 31, 2009.

Restructuring and asset impairment charges.  The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. These estimates were derived using the guidance of SFAS No. 144,  Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”) and SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

 Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At January 31, 2009, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Interpretation No. 48 provides further clarification on the accounting for uncertainty in income taxes, the threshold and measurement attributes prescribed by the pronouncement will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

Adoption of New Pronouncements

See Note 3, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring Costs, Asset Impairments and Other Charges

In December 2008, we announced the FY 2009 Plan.  Initially, we expected to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. In February 2009, we announced we had expanded the FY 2009 Plan to include actions to exit the inspection businesses in our semiconductor and board test segment and to restructure our global infrastructure organization. Under the FY 2009 Plan, we expect to record in aggregate approximately $155 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. We expect that a significant proportion of these charges will result in cash expenditures. When completed, these actions together are expected to result in annual operating savings of approximately $215 million and workforce reductions of approximately 1,100 regular positions.

Total restructuring and other special charges of $48 million have been incurred in the first quarter of 2009 with respect to these actions, with a further charge of approximately $107 million expected for the rest of the year.  Of the $48 million, $13 million related to asset impairments and $22 million related to special charges for excess inventory as a result of exiting the inspection businesses in our semiconductor and board test segment.  Of the 1,100 regular positions, about 250 employees have been notified as of January 31, 2009.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
	(in millions)
Orders	$1,115	$1,401	(20)%
Net revenue:
Products	937	1,161	(19)%
Services and other	229	232	(1)%
Total net revenue	$1,166	$1,393	(16)%

Agilent orders decreased 20 percent for the three months ended January 31, 2009 compared to the same period in 2008. Our bio-analytical measurement business saw signs of weakening market activity and recorded an order decrease of 2 percent for the three months ended January 31, 2009. In comparison with the same period last year, electronic measurement orders decreased 28 percent for the three months ended January 31, 2009 with weakness in both general purpose and communications test markets. The semiconductor and board test measurement orders decreased 66 percent for the three months ended January 31, 2009 with all markets and geographies down in comparison with the same period last year.

Agilent net revenue decreased 16 percent for the three months ended January 31, 2009 compared to the same period last year. The bio-analytical measurement business revenues decreased 1 percent for the three months ended January 31, 2009 with chemical analysis and life sciences both reporting a decrease of 1 percent when compared to the same period in the prior year. By product platform, both gas chromatography (“GC”) and liquid chromatography (“LC”) were weaker while both microarrays and liquid chromatography/mass spectrometry (“LC/MS”) increased over the same period last year.  Electronic measurement business revenues decreased 23 percent for the three months ended January 31, 2009 compared with the prior year. Both general purpose test and communications test end markets decreased 23 percent as market decline was widespread and demand from large multinationals was particularly weak.  Semiconductor and board test measurement revenues decreased 49 percent when compared to the first quarter of last year with all markets down.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three months ended January 31, 2009 decreased 1 percent as compared to the same period last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Operating Results

	Three Months
	Ended January 31,		2009 over
	2009	2008	2008
Total gross margin	50.5%	54.3%	(4	)ppts
Operating margin	2.1%	9.6%	(8	)ppts

(in millions)
Research and development	$169	$181	(7)%
Selling, general and administrative	$396	$441	(10)%

Total gross margins for the three months ended January 31, 2009 showed a 4 percentage point decrease compared to the same period last year.  The majority of the decrease in gross margins was volume related. Operating margins have decreased by 8 percentage points for the three months ended January 31, 2009 compared with the same period last year.

Research and development expenses decreased 7 percent for the three months ended January 31, 2009 compared to the same period last year. Approximately 4 percentage points of the decrease has been created by the relative movement in currencies over the prior year. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 10 percent for the three months ended January 31, 2009 compared to the same period last year. Decrease in expenditures in the three months ended January 31, 2009 was due to control over expenses we have implemented in this difficult economic environment. The impact of currency movement decreased total selling, general and administrative expenses by 4 percent for the three months ended January 31, 2009.

At January 31, 2009, our headcount was approximately 19,340 as compared to approximately 19,410 at January 31, 2008.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model.  GIO, which includes IT, Workplace Services, HR, Legal and Finance, continues to work proactively to reduce expenses while delivering infrastructure support to business operations. In response to the continuing deterioration of economic conditions we have announced a GIO restructuring program in February 2009. This will move GIO to a more appropriate size and structure for the current economic realities.

Provision for Income Taxes

For the three months ended January 31, 2009, we recorded an income tax benefit of $37 million compared to an income tax provision of $27 million in the same period last year. The income tax benefit for the three months ended January 31, 2009 includes a net discrete benefit of tax and interest in the amount of $42 million. The net discrete benefit is primarily associated with lapses of statutes of limitations and tax settlements. The income tax benefit is net of taxes recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S. and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At January 31, 2009, our estimate of the annual effective tax rate was 13 percent on continuing operations. The income tax rate for continuing operations was (137) percent for the three months ended January 31, 2009. Excluding the impact of net discrete tax benefits, we anticipated at January 31, 2009 that the full-year 2009 effective tax rate on continuing operations would be approximately 18 percent. Given uncertain economic times, it is likely that the effective tax rate will change as the amount and/or mix of income and related taxes changes. The full-year tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to the valuation allowances. Our effective tax rate is calculated using projected annual pre-tax income or loss from continuing operations and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., the tax years remain open back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the IRS. In August 2007, we received a RAR for 2000 through 2002. In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been, and our annual effective tax rate would increase in the period the IRS prevails. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provisions. We filed a formal protest, and in the protest, we vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. In the formal protest, we also requested a conference with the Appeals Office of the IRS, and we recently began to address these matters with them. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three primary businesses focused on the electronic measurement market and the bio-analytical measurement market and the semiconductor and board test market.

Upon the adoption of SFAS No. 123 (R) in the first quarter of 2006, we included share-based compensation expense in our GAAP results but did not include such expense in our segment reporting. In the third quarter of 2008, we included share-based compensation expense in our segment results. All segment numbers have been reclassified to conform to the current period presentation.

In the first quarter of 2009, we formed a new operating segment from our existing businesses; the semiconductor and board test segment. The new segment covers semiconductor equipment and services sold to semiconductor manufacturing and printed circuit board assembly customers. The semiconductor and board test segment combines laser interferometer, parametric test and printed circuit board manufacturing test equipment. Laser interferometer was formerly part of the bio-analytical measurement segment and both the parametric test and printed circuit test were formerly part of the electronic measurement segment. The semiconductor and board test segment was determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions, highly cyclical market and specialized manufacturing, were considered in determining the formation of this new operating segment.

In the first quarter of 2009, we also moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. Microscopy measurement combined with existing units in the electronic measurement segment for increased synergy with product lines and operational resources.

All historical segment numbers have been recast to conform to this new reporting structure in our financial statements.

Electronic Measurement

Our electronic measurement business provides standard and customized electronic measurement instruments and systems monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment, communications networks and services, and microscopy products. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle.

Orders and Net Revenue

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
	(in millions)
Orders	$560	$773	(28)%
Net revenue	$596	$773	(23)%

Electronic measurement orders for the three months ended January 31, 2009, declined 28 percent when compared to the same period last year.  On a geographic basis, orders declined 19 percent in the Americas, 29 percent in Europe and 34 percent in Asia.  Foreign currency movements for the three months ended January 31, 2009 accounted for 1 percentage point of the decline in orders when compared to the same period last year.

Electronic measurement revenues for the three months ended January 31, 2009, declined 23 percent when compared to the same period last year due to weakness in both general purpose and communications test markets. Regionally, revenues from the Americas declined 15 percent, while Europe and Asia declined 26 percent and 29 percent respectively.  Foreign currency movements for the three months ended January 31, 2009 accounted for 1 percentage point of the decline in revenues when compared to the same period last year.

General purpose test revenues of $337 million, representing approximately 57 percent of electronic measurement revenues, declined 23 percent compared to the same period last year. Within general purpose test, all markets declined compared to the same period last year with relative strength in aerospace and defense offset by declines in computer and semiconductor and other general purpose test business.  Intelligence, surveillance, and reconnaissance market demand for radio frequency (“RF”) applications and solutions, as well as communications and networking applications, remained stable in the U.S., but were offset by weakness in Europe and Japan. The computer and semiconductor measurement markets were down compared to last year due to continued capital spending contraction in both R&D and manufacturing applications.  Overall general purpose test markets have weakened considerably with particular softness in electronic manufacturing and automotive markets.

Communications test revenues of $259 million, representing approximately 43 percent of electronic measurement revenues, declined 23 percent compared to the same period last year.  All communications test end markets experienced double-digit declines compared to the same period last year. Both wireless R&D and manufacturing markets declined as smart phone demand was more than offset by the overall weakness in the handset markets and consolidation in chipset providers and contract manufacturing further stifled demand. While limited, R&D investment continues to be focused on high-speed applications, as well as pre-conformance and interoperability test solutions, particularly for LTE. Broadband R&D and manufacturing test, as well as network monitoring and installation and maintenance, declined due to the contraction in capital spending driven by the current economic climate.

Looking forward, we expect continued weakness in our electronic measurement business due to the current market uncertainty and volatility.

Operating Results

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
Gross margin	55.2%	57.9%	(3	)ppts
Operating margin	1.2%	10.0%	(9	)ppts

(in millions)
Research and development	$107	$119	(10)%
Selling, general and administrative	$215	$252	(15)%

Gross margins for products and services for the three months ended January 31, 2009, declined by 3 percentage points year-over-year due largely to the significant decline in volume.  Volume-adjusted gross margins improved 2 percentage points compared to the same period last year as expense reductions from lower variable pay, wage reductions and lower general and direct infrastructure costs offset the unfavorable impact of foreign currency movements.

Research and development expenses for the three months ended January 31, 2009, declined 10 percent, or $12 million, compared to the same period last year. This decline was driven by lower variable pay, wage reductions, lower general infrastructure costs and the favorable year-over-year impact of currency movements.

Selling, general and administrative expenses for the three months ended January 31, 2009, declined 15 percent, or $37 million, compared to the same period last year.  This decline was driven by lower variable pay, wage reductions, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements.

Operating margins for the three months ended January 31, 2009, declined by 9 percentage points compared to the same period last year.  The year-over-year margin decline due to lower revenue was partially offset by savings from lower variable pay, wage reductions, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements.

Income from Operations

Income from operations for the three months ended January 31, 2009, was $7 million, which was $70 million below the same period last year on a $177 million decline in revenues, a 40 percent year-over-year operating margin decremental, as expense reductions partially offset the lower revenue volume.

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

Orders and Net Revenue

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
	(in millions)
Orders	$523	$532	(2)%
Net revenue	$525	$531	(1)%

Bio-analytical measurement orders for the three months ended January 31, 2009 declined 2 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2009 accounted for a decline of 4 percentage points of the growth in orders when compared to the same period last year.  The Velocity11 acquisition offset the decline in orders by contributing 1 percentage point of order growth for the three months ended January 31, 2009 compared to the same period last year.  Results reflect the global economic uncertainty and the weak market conditions.  In chemical analysis, forensics and environmental markets were flat to declining, but we continue to see strength in food safety.  In life sciences, we saw a slowdown in pharmaceutical and biotechnology markets, although we have sustained demand in academic and government markets.  Geographically, order growth was flat in the Americas, declined 19 percent in Europe and grew 21 percent in Asia for the three months ended January 31, 2009 compared to the same period last year.

Bio-analytical measurement revenues for the three months ended January 31, 2009 declined 1 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2009 accounted for a decline of 4 percentage points of the revenue growth compared to the same period last year. The Velocity11 acquisition offset the decline in revenues by contributing 1 percentage point of revenue growth for the three months ended January 31, 2009 compared to the same period last year.  Geographically, revenues grew 1 percent in the Americas, declined 11 percent in Europe, and grew 10 percent in Asia for the three months ended January 31, 2009 compared to the same period last year.

Chemical analysis revenue of $287 million for the three months ended January 31, 2009, declined 1 percent compared to the same period last year.  Chemical analysis saw a decline in environmental testing solutions and forensics, relatively flat growth in petrochemical, and food testing posted revenue growth in the three months ended January 31, 2009. Growth in food safety continues to be driven by increased regulatory standards in all geographies.  Petrochemical growth slowed in the three months ended January 31, 2009 as we saw decreased customer investments in the wake of declining oil prices.

Life sciences revenue of $238 million for the three months ended January 31, 2009 declined 1 percent when compared to the same period last year.  The Velocity11 acquisition offset the decline in life sciences revenue by contributing 3 percentage points of growth compared to the same period last year. For the three months ended January 31, 2009, we saw a decline in the pharmaceutical and biotechnology markets, while our academic and government markets grew.  Demand in our academic and government markets continues to be strong for our high-end systems in mass spectrometry and microarrays, while pharmaceutical and biotechnology markets are facing capital spending pressures. In Asia, China continues to launch new policies, such as investment in research projects and healthcare, to help boost the economy.

Looking forward, we expect our chemical analysis market demand to be driven by investments in food safety on a global basis.  Our LC/MS and GC/MS systems are well positioned to address these market needs.  In life sciences next generation sequencing is spreading beyond genome centers as well as increasing demand for DNA quality control-based testing on Bio Analyzer and for genome partitioning.  In addition, our ongoing expansion of the LC/MS portfolio, augmented with focused R&D programs will enable Agilent to address the growth of the proteomics and metabolomics markets.

Operating Results

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
Gross margin	54.8%	52.7%	2	ppts
Operating margin	19.2%	16.5%	3	ppts

(in millions)
Research and development	$47	$47	—
Selling, general and administrative	$140	$146	(4)%

Gross margins improved by 2 percentage points for the three months ended January 31, 2009 compared to the same period last year due to expense reductions from lower variable pay, wage reductions, lower general and direct infrastructure costs and the favorable year-over-year impact of foreign currency movements.

Research and development expenses were flat for the three months ended January 31, 2009 compared to the same period last year.  The Velocity11 acquisition contributed 2 percentage points of increased expenses compared to the same period last year.  Excluding Velocity11, the decrease in expenses was driven by lower variable pay, wage reductions, lower general infrastructure costs and the favorable year-over-year impact of currency movements.

Selling, general and administrative expenses declined 4 percent for the three months ended January 31, 2009 compared to the same period last year.  The Velocity11 acquisition contributed 3 percentage points of increased expenses in the three months ended January 31, 2009 compared with the same period last year.  Excluding Velocity11, the decrease in expenses for the three months ended January 31, 2009 was due to lower variable pay, wage reductions, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements.

Income from operations for the three months ended January 31, 2009 increased $14 million while our operating margins improved 3 percentage points compared to the same period last year.

Semiconductor and Board Test Measurement

Our semiconductor and board test business provides standard and customized laser interferometer, parametric and manufacturing test and measurement instruments and systems monitoring, management and optimization tools that are used in the design, development, manufacture, installation, deployment and operation of semiconductor and printed circuit assembly fabrication. The laser interferometer business was formerly part of the bio-analytical measurement segment and both the parametric test and printed circuit test businesses were formerly part of the electronic measurement segment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle.

Orders and Net Revenue

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
	(in millions)
Orders	$32	$96	(66)%
Net revenue	$45	$89	(49)%

Semiconductor and board test measurement orders for the three months ended January 31, 2009 declined 66 percent when compared to the same period last year.  On a geographic basis, orders declined 51 percent in the Americas, 66 percent in Europe and 78 percent in Asia.

Semiconductor and board test measurement revenues for the three months ended January 31, 2009 declined 49 percent when compared to the same period last year as all markets and geographies declined markedly.  Capital spending is minimal in all markets due to low capacity utilization in both electronic manufacturing and semiconductor fabrication facilities.

The electronic manufacturing market remains under significant pressure due to the global decline in demand for consumer electronics.  Contract manufacturers are experiencing low capacity utilization rates and production line expansion has virtually ceased. The semiconductor fabrication market has stalled as global semiconductor demand is down on weak demand for wireless and computing devices.  In addition, semiconductor equipment supplier demand remains very weak with low semiconductor fabrication utilization rates.  Demand for parametric test applications and solutions remains at record lows.

Looking forward, we expect continued weakness in our semiconductor and board test measurement business due to the current market uncertainty and volatility.

Operating Results

	Three Months Ended
	January 31,		2009 over
	2009	2008	2008
Gross margin	37.6%	50.4%	(13	)ppts
Operating margin	(28.0)%	3.2%	(31	)ppts

(in millions)
Research and development	$11	$14	(26)%
Selling, general and administrative	$19	$28	(31)%

Gross margins for products and services for the three months ended January 31, 2009, declined by 13 percentage points year-over-year due to the significant decline in volume.  Volume-adjusted gross margins improved 5 percentage points compared to the same period last year due to expense savings from lower variable pay, wage reductions and lower general and direct infrastructure costs.

Research and development expenses for the three months ended January 31, 2009, declined 26 percent, or $3 million, compared to the same period last year. This decline was driven by lower variable pay, wage reductions, lower general infrastructure costs and reductions in operational spending.

Selling, general and administrative expenses for the three months ended January 31, 2009, declined 31 percent, or $9 million, compared to the same period last year.  This decline was driven by lower variable pay, wage reductions, lower general infrastructure costs, reduced commissions and reductions in operational spending.

Operating margins for the three months ended January 31, 2009, declined by 31 percentage points compared to the same period last year.  The year-over-year margin decline due to lower revenues was partially offset by savings from lower variable pay, wage reductions, lower general infrastructure costs, and reductions in operational spending.

Income from Operations

The loss from operations for the three months ended January 31, 2009, was $13 million, which was $16 million below the same period last year on a $44 million decline in revenues, or a 36 percent year-over-year operating margin decremental, as expense reductions partially offset the lower revenue volume.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for the U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our financial position as of January 31, 2009 consisted of cash and cash equivalents of $1,362 million as compared to $1,405 million as of October 31, 2008.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $17 million in the three months ended January 31, 2009 compared to $4 million provided in the same period in 2008. In the first quarter of 2009, we paid approximately $109 million under our variable pay programs, as compared to $123 million paid out during the same period of 2008. We paid approximately $44 million in taxes in the three months ended January 31, 2009 as compared to $107 million in the same period in 2008.

In the three months ended January 31, 2009, accounts receivable provided cash of $140 million as compared to $30 million cash provided in the same period in 2008. Agilent revenues decreased by approximately 16 percent in the three months ended January 31, 2009 as compared to the same period in 2008. Days’ sales outstanding increased to 49 days as of January 31, 2009 from 47 days a year ago. Accounts payable used cash of $53 million in the three months ended January 31, 2009 compared to cash used of $15 million in the same period in 2008. Cash used for inventory was $22 million in the three months ended January 31, 2009 compared to cash used of $31 million in the same period in 2008. Inventory days on-hand increased to 102 days as of January 31, 2009 compared to 95 days as of the end of the same period last year.

In November 2008, we terminated two interest rate swap contracts associated with our senior notes having a notional value of $400 million. The net settlement amount received as a result of the termination was $43 million and is included in cash from operating activities.

We contributed approximately $20 million to our defined benefit plans in the first three months of 2009 compared to $12 million in the same period of 2008. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $68 million to our defined benefit plans during the remainder of fiscal 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11 million in the three months ended January 31, 2009 compared to $295 million used in the same period of 2008. Investments in property, plant and equipment were $34 million each in the three months ended January 31, 2009 and 2008 respectively. We expect that total capital expenditures for the current year will be less than last years’ expenditures which were $154 million for 2008. There were no proceeds from sale of property, plant and equipment in the three months ended January 31, 2009 as compared to $14 million in the same period of 2008. In the three months ended January 31, 2009 there were no business acquisitions, compared to $113 million invested during the same period of 2008. In the three months ended January 31, 2009, restricted cash and cash equivalents decreased by approximately $4 million compared to a decrease of $14 million in 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2009 was $49 million compared to $168 million used in the same period of 2008.

In the first quarter of 2008, the Audit and Finance Committee of the Board of Directors authorized a stock repurchase program of up to $2 billion. We repurchased approximately 6.7 million shares for $125 million during the first three months of 2009, based on settlement date, as compared to approximately 6.6 million shares for $237 million during the same period in 2008. Proceeds from the issuance of common stock under employee stock plans were $26 million in the three months of 2009 compared to $69 million during the same period in 2008.

We currently hold $1.5 billion of long term debt which was recently refinanced and the repayment date was extended to January 27, 2011. As of January 31, 2009, we had approximately $1.4 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the debt mentioned above. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of January 31, 2009, we had an outstanding balance of $50 million on the credit facility.

Other

Other long-term liabilities include $428 million of taxes payable as of January 31, 2009. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2008 Annual Report on Form 10-K to our contractual commitments in the first three months of fiscal year 2009. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 62 percent of our revenues were generated in U.S. dollars during the first quarter of 2009 and 2008, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

The actions that we are taking to reduce costs could have long-term adverse effects on our business.

We have recently announced a restructuring of our global infrastructure organization.  This restructuring program and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 though 2002. In the RAR, the IRS proposes to assess a net tax deficiency, after applying available net operating losses from the years under audit and undisputed tax credits, for those years of approximately $405 million, plus penalties of approximately $160 million and interest. If the IRS were to fully prevail, our net operating loss and tax credits generated in recent years would be utilized earlier than they otherwise would have been and our annual effective tax rate would increase in the period the IRS prevails. The RAR addresses several issues. One issue, however, relating to the use of Agilent’s brand name by our foreign affiliates, accounts for a majority of the claimed tax deficiency. We believe that the claimed IRS adjustment for this issue in particular is inconsistent with applicable tax laws and that we have meritorious defenses to this claim. Therefore, we have not included any tax for this item in our tax provisions. We filed a formal protest, and in the protest, we vigorously opposed the claim associated with Agilent’s brand name, and most of the other claimed adjustments proposed in the RAR. In April of 2008, we received a rebuttal to our formal protest, and after reviewing the IRS’s arguments, our assessment of the risks remains the same. In the formal protest, we also requested a conference with the Appeals Office of the IRS, and we recently began to address these matters with them. The final resolution of the proposed adjustments is uncertain and may take several years. Based on current information, it is our opinion that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, if the ultimate determination of taxes owed is in excess of the tax provisions we have recorded in connection with the proposed assessment, our results of operations, financial condition and liquidity could be adversely affected.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

At the end of our first quarter in fiscal 2009, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of January 31, 2009, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

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

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we completed a like-kind exchange by acquiring a long-term leasehold interest in several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. We contracted with a third party to provide credit protection for certain aspects of the transaction, including a future bankruptcy of the municipality. The current third party insurer is a subsidiary of American International Group Inc. (“AIG”) which has recently experienced a credit rating downgrade by Moody’s and Standard & Poor’s and has been the recipient of U.S federal government sponsored loans. If the municipality was to become insolvent and the credit support on the transaction was to fail, our results of operations, financial condition and liquidity could be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2008 through Nov. 30,2008	—	$—	—	$1,000
Dec. 1, 2008 through Dec. 31, 2008	—	$—	—	$1,000
Jan. 1, 2009 through Jan. 31, 2009	6,739,050	$18.53	6,739,050	$875
Total	6,739,050	$18.53	6,739,050

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

Dated: March 12, 2009	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2009	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 8.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates management contract or compensatory plan, contract or arrangement.