Form 10-Q
period 2009-04-30
AGILENT TECHNOLOGIES INC
filed 2009-06-09
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the exchange act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2009
COMMON STOCK, $0.01 PAR VALUE	343,353,951 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net revenue:
Products	$864	$1,214	$1,801	$2,375
Services and other	227	242	456	474
Total net revenue	1,091	1,456	2,257	2,849
Costs and expenses:
Cost of products	436	512	889	1,013
Cost of services and other	125	137	249	273
Total costs	561	649	1,138	1,286
Research and development	170	183	339	364
Selling, general and administrative	407	433	803	874
Total costs and expenses	1,138	1,265	2,280	2,524
Income (loss) from operations	(47)	191	(23)	325
Interest income	6	27	20	66
Interest expense	(23)	(29)	(46)	(59)
Other income (expense), net	6	7	18	11
Income (loss) before taxes	(58)	196	(31)	343
Provision for income taxes	43	23	6	50
Net income (loss)	$(101)	$173	$(37)	$293

Net income (loss) per share — basic:	$(0.29)	$0.48	$(0.11)	$0.80
Net income (loss) per share — diluted:	$(0.29)	$0.47	$(0.11)	$0.78

Weighted average shares used in computing net income (loss) per share:
Basic	344	363	348	367
Diluted	344	370	348	376

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,400	$1,405
Short-term investments	12	24
Accounts receivable, net	569	770
Inventory	608	646
Other current assets	294	337
Total current assets	2,883	3,182
Property, plant and equipment, net	821	824
Goodwill	648	646
Other intangible assets, net	189	228
Restricted cash and cash equivalents	1,572	1,582
Long-term investments	167	206
Other long-term assets	296	339
Total assets	$6,576	$7,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252	$308
Employee compensation and benefits	305	409
Deferred revenue	292	280
Income and other taxes payable	89	128
Other accrued liabilities	161	205
Total current liabilities	1,099	1,330
Long-term debt	1,515	1,514
Senior notes	639	611
Retirement and post-retirement benefits	344	324
Other long-term liabilities	560	669
Total liabilities	4,157	4,448
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 563 million shares at April 30, 2009 and 561 million shares at October 31, 2008 issued	6	6
Treasury stock at cost; 220 million shares at April 30, 2009 and 211 million shares at October 31, 2008	(7,627)	(7,470)
Additional paid-in-capital	7,474	7,410
Retained earnings	2,754	2,791
Accumulated other comprehensive loss	(188)	(178)
Total stockholders’ equity	2,419	2,559
Total liabilities and stockholders’ equity	$6,576	$7,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(37)	$293
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81	100
Share-based compensation	39	49
Deferred taxes	34	58
Excess and obsolete and inventory-related charges	41	8
Translation gain from liquidation of a subsidiary	—	(25)
Asset impairment charges	32	3
Allowance for doubtful accounts	4	1
Other	4	7
Changes in assets and liabilities:
Accounts receivable	203	(26)
Inventory	13	(36)
Accounts payable	(58)	19
Employee compensation and benefits	(108)	—
Income taxes and other taxes payable	(44)	(99)
Interest rate swap proceeds	43	—
Other assets and liabilities	(93)	(23)
Net cash provided by operating activities	154	329
Cash flows from investing activities:
Investments in property, plant and equipment	(68)	(71)
Proceeds from sale of property, plant and equipment	—	14
Purchase of investments	(30)	(255)
Proceeds from sale of investments	62	114
Acquisitions of businesses and intangible assets, net of cash acquired	(2)	(130)
Purchase of minority interest	—	(14)
Change in restricted cash and cash equivalents, net	10	31
Net cash used in investing activities	(28)	(311)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	27	84
Proceeds from revolving credit facility	325	250
Repayment of revolving credit facility	(325)	—
Treasury stock repurchases	(157)	(500)
Net cash used in financing activities	(130)	(166)

Effect of exchange rate movements	(1)	32

Net decrease in cash and cash equivalents	(5)	(116)

Cash and cash equivalents at beginning of period	1,405	1,826
Cash and cash equivalents at end of period	$1,400	$1,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.

Revisions to Financial Statement Presentation. We have revised our consolidated balance sheet as of October 31, 2008 to correct an error in the classification of deferred tax assets and liabilities.  This revision does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period.  During the April 30, 2009 quarter-end process, we noted that the October 31, 2008 U.S. deferred tax valuation allowances and certain deferred tax assets/ deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules of SFAS No. 109. We have therefore revised our balance sheet as of October 31, 2008 by decreasing other long-term liabilities by $435 million and decreasing other long-term assets by $404 million, decreasing other current assets by $26 million and increasing other accrued liabilities by $5 million.

Basis of Presentation. We have prepared the accompanying financial data for the three months and six months ended April 30, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2009 and October 31, 2008, condensed consolidated statement of operations for the three and six months ended April 30, 2009 and 2008, and condensed consolidated statement of cash flows for the six months ended April 30, 2009 and 2008.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, restructuring and asset impairment charges, valuation of long-lived assets and accounting for income taxes.

Goodwill and purchased intangible assets. We review goodwill for impairment annually as of September 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).   The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail the first step of the goodwill impairment test (as described in the next paragraph): significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in SFAS No. 142, paragraph 30, a reporting unit is an operating segment, or one level below an operating segment. In accordance with paragraph 30 of SFAS No. 142, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. For the six months ended April 30, 2009, Agilent had three reporting units, which were the same as our operating segments: electronic measurement, bio-analytical measurement and semiconductor and board test.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment, as our businesses operate in a number of markets and geographical regions. We determine the fair value of our reporting units based on an income approach, whereby we calculate the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. We then compare the carrying value of our reporting units to the fair value calculations based on the income approach noted above.

If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Estimates of the future cash flows associated with the businesses are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157,”Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective November 1, 2008, we adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the company’s results of operations or the fair values of its financial assets and liabilities. We will be required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. Effective November 1, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of April 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. Effective February 1, 2009 we adopted the additional disclosures required under SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements. See note 10, “Derivatives” for additional information on adoption of SFAS No. 161.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We are currently evaluating the impact of adopting FSP 132(R)-1.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that the adoption of FSP No. 107-1 will have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FSP No. 124-2”). FSP No. 115-2 and FSP No. 124-2 establishes a new method for recognizing and reporting other-than-temporary impairment of debt securities and also contains additional disclosure requirements for both debt and equity securities. FSP No. 115-2 and FSP No. 124-2 are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that the adoption of FSP No. 115-2 and FSP No. 124-2 will have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.  We are currently evaluating the impact, if any, that the adoption of FSP No. 157-4 will have on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”)   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.

3. SHARE-BASED COMPENSATION

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(in millions)
Cost of products and services	$3	$4	$8	$11
Research and development	2	3	6	8
Selling, general and administrative	13	12	25	30
Total share-based compensation expense	$18	$19	$39	$49

Included in the expense amount for the three and six months ended April 30, 2009 is approximately $3 million of incremental expense for the acceleration of share-based compensation related to the announced workforce reduction. Upon termination of the employees impacted by the workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

Share-based compensation capitalized within inventory at April 30, 2009 and 2008 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and six months ended April 30, 2009 and 2008.

The following assumptions were used to estimate the fair value of the options granted, ESPP purchases and LTPP grants. During the three months ended April 30, 2008, no grants were made under any of our share-based payment award plans as reflected in the assumption table below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Stock Option Plans:
Weighted average risk-free interest rate	1.8%	—	2.3%	3.2%
Dividend yield	0%	—	0%	0%
Weighted average volatility	36%	—	32%	33%
Expected life	4.4 yrs	—	4.4 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	N/A	—	N/A	3.8%
Dividend yield	N/A	—	N/A	0%
Weighted average volatility	N/A	—	N/A	32%
Expected life	N/A	—	N/A	0.5-1 yr

LTPP:
Volatility of Agilent shares	33%	—	33%	27%
Volatility of selected peer-company shares	17%-62%	—	17%-62%	17%-52%
Price-wise correlation with selected peers	35%	—	35%	24%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Effective November 1, 2008, the Compensation Committee of the Board of Directors approved a change to our ESPP that eliminated the 24-month look back period. The ESPP continues to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. As a result of the change in our plan, for the three and six months ended April 30, 2009 no Black-Scholes assumptions were required in the valuation of awards granted under our current ESPP. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant.

Effective November 1, 2008 we moved to historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. Management believes that based on current data these estimates of volatility are more appropriate than implied volatility. In reaching this conclusion, we have considered many factors including the limited number of Agilent options currently traded and our limited ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the three and six months ended April 30, 2008, we used implied volatility of Agilent’s publicly traded, similarly priced, stock options to estimate the expected stock price volatility assumption for employee stock option awards.

4. PROVISION FOR TAXES

For the three and six months ended April 30, 2009, we recorded an income tax provision of $43 million and $6 million, respectively, compared to an income tax provision of $23 million and $50 million in the same periods last year. The income tax provisions for the three and six months ended April 30, 2009 include net discrete benefits of zero and $34 million, respectively, and are primarily associated with lapses of statutes of limitations and tax settlements. The tax provisions for the three and six months ended April 30, 2008 both include a benefit of $12 million for effectively settled issues related to foreign audits.

Income tax expense is net of taxes recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S. and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

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

5. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(in millions)
Numerator:
Net income (loss)	$(101)	$173	$(37)	$293
Denominators:
Basic weighted-average shares	344	363	348	367
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	7	—	9
Diluted weighted-average shares	344	370	348	376

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Options to purchase shares of common stock (in millions)	33	19	33	7
Weighted-average exercise price	$29	$36	$29	$45
Average common stock price	$16	$31	$17	$33

6. INVENTORY

	April 30, 2009	October 31, 2008
	(in millions)
Finished goods	$310	$331
Purchased parts and fabricated assemblies	298	315
Inventory	$608	$646

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2009:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Goodwill as of October 31, 2008	$329	$278	$39	$646
Foreign currency translation impact	—	—	2	2
Goodwill as of April 30, 2009	$329	$278	$41	$648

The components of other intangibles as of April 30, 2009 and October 31, 2008 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2008:
Purchased technology	$281	$124	$157
Trademark/Tradename	32	3	29
Customer relationships	85	43	42
Total	$398	$170	$228
As of April 30, 2009:
Purchased technology	$281	$154	$127
Trademark/Tradename	32	5	27
Customer relationships	85	50	35
Total	$398	$209	$189

We recorded no additions to goodwill and no additions to other intangibles during the six months ended April 30, 2009. We incurred $6 million and $16 million in impairment charges related to other intangibles for the three and six months ended April 30, 2009, respectively.

Amortization of intangible assets was $11 million and $23 million for the three and six months ended April 30, 2009 and $13 million and $26 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $21 million for the remainder of 2009, $39 million for 2010, $35 million for 2011, $28 million for 2012, $20 million for 2013, $14 million for 2014, and $32 million thereafter.

8. INVESTMENTS

The following table summarizes the company’s investments at April 30, 2009 and October 31, 2008 (net book value):

	April 30,	October 31,
	2009	2008
	(in millions)
Short-Term
Available-for-sale investments	$12	$24
Long-Term
Cost method investments	$13	$19
Trading securities	43	57
Available-for-sale investments	111	130
Total	$167	$206

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

In February 2008, Agilent traded an externally managed short-term investment for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale. Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of April 30, 2009 or that will be realized in the future.

Investments in available-for-sale securities at estimated fair value were as follows at April 30, 2009 and October 31, 2008:

	April 30, 2009				October 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$69	$—	$(4)	$65	$101	$—	$(5)	$96
Equity securities	4	6	—	10	4	5	—	9
Other	61	—	(13)	48	50	—	(1)	49
	$134	$6	$(17)	$123	$155	$5	$(6)	$154

Other represents shares we own in two special funds that target underlying investments of approximately 40 percent debt securities and 60 percent equity securities.

Contractual maturities of available-for-sale debt securities were as follows at April 30, 2009:

		Estimated Fair
	Cost	Value
	(in millions)

Due in less than 1 year	$12	$12
Due in 1-5 years	34	33
Due after 5 years	23	20
	$69	$65

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecast recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Amounts included in other income (expense) for realized gains and losses on the sale of cost method investments, available-for-sale securities and other than temporary impairments were as follows for the three and six months ended April 30, 2009 and 2008:

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
	(in millions)
Cost method investments – realized gain	$—	$—	$1	$—
Available-for-sale investments – realized loss	—	(3)	—	(4)
Other than temporary impairment on investments	(2)	(2)	(8)	(2)
Total	$(2)	$(5)	$(7)	$(6)

Our trading securities portfolio incurred $1 million of unrealized gains and $6 million of unrealized losses for the three months ended April 30, 2009 and 2008, respectively. Unrealized losses on our trading securities portfolio were $15 million and $8 million for the six months ended April 30, 2009 and 2008, respectively.

9. FAIR VALUE MEASUREMENTS

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2009 were as follows:

		Fair Value Measurement at April 30, 2009 Using
	April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$578	$578	$—	$—
Available-for-sale investments	12	—	4	8
Derivative instruments	17	—	17	—
Long-term
Trading securities	43	43	—	—
Available-for-sale investments	111	10	96	5
Restricted cash (commercial paper)	1,561	—	1,561	—
Total assets measured at fair value	$2,322	$631	$1,678	$13

Liabilities:
Short-term
Derivative instruments	$12	$—	$12	$—
Long-term
Deferred compensation liability	41	—	41	—
Total liabilities measured at fair value	$53	$—	$53	$—

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and six months ended April 30, 2009:

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009
	(in millions)

Balance, beginning of period	$16	$19
Realized losses related to amortization of premium	(1)	(2)
Total unrealized gains (losses) included in accumulated other comprehensive loss	—
Realized losses related to investment impairments	(1)	(4)
Sales	(3)	(6)
Transfers into (out of) level 3	2	6
Balance, end of period	$13	$13
Total losses included in earnings attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$(1)	$(2)

10. DERIVATIVES

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options, to manage economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

The company enters into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in cost of sales in the condensed consolidated statement of operations in the current period.

Additionally, the company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments under SFAS No. 133. Changes in value of the derivative are recognized in other income (expense) in the condensed consolidated statement of operations, in the current period, along with the offsetting gain or loss on the underlying assets or liabilities.

All of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. If our corporate credit rating were to fall below the threshold limits, the counterparties to the derivative instruments may request collateralization on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on April 30, 2009, was $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered on April 30, 2009.

There were 106 foreign exchange forward contracts and 7 foreign exchange option contracts open as of April 30, 2009 and designated as cash flow hedges. There were 147 foreign exchange forward contracts open as of April 30, 2009 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2009 were as follows:

	Derivatives in Cash Flow Hedging Relationships under SFAS No. 133		Derivatives Not Designated as Hedging Instruments under SFAS No. 133
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(64)	$—	$412

British Pound	4	—	106

Australian Dollar	—	—	99

Malaysian Ringgit	89	—	4

Japanese Yen	(83)	(109)	(3)

Other	7	—	44
	$(47)	$(109)	$662

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2009 were as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$5	Other accrued liabilities	$8
	Other accrued liabilities	1	Other current assets	1
		$6		$9
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$14	Other accrued liabilities	$6
	Other accrued liabilities	1	Other current assets	1
		$15		$7

Total derivatives		$21		$16

The effect of derivative instruments for foreign exchange contracts designated as cash flow hedges and not designated as hedging instruments under SFAS No. 133 in our condensed consolidated statement of operations were as follows:

Three Months Ended April 30, 2009
(in millions)
Derivatives in Cash Flow Hedging Relationships under SFAS No. 133
Gain recognized in OCI on derivatives	$7
Loss reclassified from OCI into cost of sales	$10
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Gain recognized in other income (expense)	$23

The estimated net amount of existing losses at April 30, 2009 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $3 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2009 and 2008, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost—benefits earned during the period	$7	$9	$8	$10	$1	$1
Interest cost on benefit obligation	12	9	16	19	7	7
Expected return on plan assets	(9)	(14)	(19)	(28)	(5)	(8)
Amortization and deferrals:
Actuarial (gain) loss	—	(3)	8	5	1	—
Prior service cost	—	—	—	—	(3)	(3)

Total net plan (income) costs	$10	$1	$13	$6	$1	$(3)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost—benefits earned during the period	$15	$18	$16	$19	$2	$2
Interest cost on benefit obligation	24	19	32	38	14	14
Expected return on plan assets	(19)	(28)	(39)	(55)	(10)	(16)
Amortization and deferrals:
Actuarial (gain) loss	1	(6)	17	10	2	—
Prior service cost	—	—	—	—	(6)	(6)

Total net plan (income) costs	$21	$3	$26	$12	$2	$(6)

We contributed approximately $37 million and $38 million to our U.S. defined benefit plans during the three and six months ended April 30, 2009 and zero and $2 million respectively, for the same periods in 2008. We contributed approximately $12 million and $31 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2009 and $9 million and $19 million, respectively, for the same periods in 2008. We expect to contribute approximately $27 million to our non-U.S. defined benefit plans during the remainder of fiscal 2009 which is more than previously anticipated and is due to the need to make additional contributions in some countries as asset values have declined. We do not anticipate making further contributions to the U.S. defined benefit plans during the remainder of fiscal 2009.

As of April 30, 2009, due to restructuring actions in response to the continuing deterioration of economic conditions (the “FY 2009 Plan”), we recorded a curtailment loss less than $1 million related to a Non-U.S. Plan as required by SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No. 88”).  In connection with the remeasurement of the pension obligation for this plan, we recorded additional net losses totaling $45 million in accumulated other comprehensive loss on the balance sheet mainly due to lower asset values.

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

	FY 2009	FY 2008
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	23	25
Changes in estimates	3	(1)
Settlements made during the period	(26)	(25)
Ending balance as of April 30,	$29	$28

13. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our FY2005 Plan, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next three years and are included in the “consolidation of excess facilities and other exit costs” column in the table below.

In the first quarter of 2009, we announced a new restructuring plan (the “FY 2009 Plan”) to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. The FY 2009 Plan is in response to deteriorating economic conditions and is designed to enhance the potential of some of our business units most affected by the economic downturn to reach their operating model goals. In the second quarter of 2009, we announced additional actions as part of the FY 2009 Plan to restructure our global infrastructure organization and to restructure our electronic measurement and semiconductor and board test segments in response to the continuing deterioration of economic conditions. The additional actions will further reduce our global workforce of regular employees by approximately 3,300 positions, bringing the total headcount reductions under the FY 2009 Plan to approximately 3,800 employees. We expect to complete a majority of these activities related to the FY 2009 Plan by October 31, 2009, with the remainder expected to be completed by the end of the second quarter of fiscal 2010. As of April 30, 2009 approximately 650 employees have left Agilent under the FY 2009 Plan.

A summary of total restructuring activity and other special charges for the six months ended April 30, 2009 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	89	5	17	23	134
Asset impairments/inventory charges	—	—	(17)	(14)	(31)
Cash payments	(34)	(2)	—	—	(36)
Balance as of April 30, 2009	$55	$13	$—	$9	$77

The restructuring and other special accruals for all plans, which totaled $77 million at April 30, 2009 and $10 million at October 31, 2008, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet and represents estimated future cash outlays. Lease payments are expected approximately over the next three years. Workforce reduction payments, primarily severance, are expected to be completed by the end of the second quarter of fiscal year 2010.

A summary of the charges in the statement of operations resulting from all restructuring plans and special charges is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Cost of products	$22	$—	$55	$—
Research and development	17	—	21	—
Selling, general and administrative	47	—	58	(4)
Total restructuring, asset impairments and other special charges	$86	$—	$134	$(4)

14. SHORT-TERM DEBT

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2009 the company has no borrowings outstanding under the credit facility. During the three months ended April 30, 2009 the company repaid the $50 million balance outstanding on the facility at the end of the January 31, 2009.

15. SENIOR NOTES

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008. The senior notes are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the senior notes. These costs were capitalized in other assets on the condensed consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the senior notes.

16. LONG-TERM DEBT AND LONG-TERM RESTRICTED CASH AND CASH EQUIVALENTS

The following table summarizes the company’s long-term debt as of April 30, 2009 and October 31, 2008:

	April 30, 2009	October 31, 2008
	(in millions)
World Trade debt	$1,500	$1,500
Other debt	15	14
Total long-term debt	$1,515	$1,514

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

Other Debt

On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $14 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is recorded and classified as long-term debt on our condensed consolidated balance sheet.

Long-Term Restricted Cash & Cash Equivalents

As of April 30, 2009 and October 31, 2008, $1,572 million and $1,582 million were reported as long-term restricted cash and cash equivalents in our condensed consolidated balance sheet, respectively. Of these amounts, $1,561 million and $1,571 million were held in commercial paper maintained in connection with our World Trade debt obligation as of April 30, 2009 and October 31, 2008, respectively.

17. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended April 30,
	2009	2008
	(in millions)
Net income (loss)	$(101)	$173
Other comprehensive income:
Change in unrealized gain and loss on investments	3	1
Change in unrealized loss on derivative instruments	7	14
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	(25)
Losses reclassified into earnings related to derivative instruments	10	—
Foreign currency translation	(2)	56
Change in deferred net pension cost	(39)	(2)
Deferred taxes	(13)	(6)
Comprehensive income (loss)	$(135)	$211

	Six Months Ended April 30,
	2009	2008
	(in millions)
Net income (loss)	$(37)	$293
Other comprehensive income:
Change in unrealized gain and loss on investments	(10)	(21)
Change in unrealized gain and loss on derivative instruments	—	8
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	(25)
Losses reclassified into earnings related to derivative instruments	19	—
Foreign currency translation	22	114
Change in deferred net pension cost	(30)	(3)
Deferred taxes	(11)	(4)
Comprehensive income (loss)	$(47)	$362

18. STOCK REPURCHASE PROGRAM

On November 14, 2007 the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over a two year period.

The following repurchases under this program are, based on settlement date:

	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
Fiscal Year 2008
Balance as of October 31, 2008	30	$1,000

Fiscal Year 2009
Three months ended
January 31, 2009	7	125
April 30, 2009	2	32
Program to date as of April 30, 2009	39	$1,157

All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the plan is $843 million. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year.

19. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. In the first quarter of 2009, we formed a new operating segment from our existing businesses; the semiconductor and board test segment. Following this re-organization, Agilent has three primary businesses — bio-analytical measurement, electronic measurement and semiconductor and board test— each of which comprises a reportable segment. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments. All historical segment numbers have been recast to conform to this new reporting structure in our financial statements

In the first quarter of 2009, we also moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. Microscopy measurement combined with existing units in the electronic measurement segment for increased synergy with product lines and operational resources.

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

The profitability of each of the segments is measured after excluding restructuring, asset impairment charges and other related costs, investment gains and losses, interest income, interest expense, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliation below:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Three months ended April 30, 2009:
Total net revenue	$558	$498	$35	$1,091
Segment income (loss) from operations	$(6)	$89	$(16)	$67
Three months ended April 30, 2008:
Total net revenue	$831	$530	$95	$1,456
Segment income from operations	$120	$85	$8	$213

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Six months ended April 30, 2009:
Total net revenue	$1,154	$1,023	$80	$2,257
Segment income (loss) from operations	$1	$190	$(29)	$162
Six months ended April 30, 2008:
Total net revenue	$1,604	$1,061	$184	$2,849
Segment income from operations	$197	$172	$11	$380

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Total reportable segments’ income from operations	$67	$213	$162	$380
Restructuring, asset impairment and other related costs	(98)	(6)	(154)	(18)
Net translation gain from liquidation of a subsidiary	—	11	—	11
Interest income	6	27	20	66
Interest expense	(23)	(29)	(46)	(59)
Other income (expense), net	6	(4)	18	—
Amortization of intangibles and other	(16)	(16)	(31)	(37)
Income (loss) from operations before taxes, as reported	$(58)	$196	$(31)	$343

For the three and six months ended April 30, 2009, other income (expense), net included zero and a $6 million gain in respect of a patent litigation judgment, respectively.

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

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Assets:
As of April 30, 2009	$1,859	$1,519	$358	$3,736
As of October 31, 2008	$2,014	$1,505	$387	$3,906

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, our stock repurchase program, our transition to lower-cost regions, our restructuring activities, including our current estimates of the scope, timing and cost of those activities, the existence or length of an economic recovery that involve risks and uncertainties, and the impact of an Internal Revenue Service (“IRS”) Revenue Agent’s Report (“RAR”) on our operations and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Revisions to Financial Statement Presentation. We have revised our consolidated balance sheet as of October 31, 2008 to correct an error in the classification of deferred tax assets and liabilities.  This revision does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period.  During the April 30, 2009 quarter-end process, we noted that the October 31, 2008 U.S. deferred tax valuation allowances and certain deferred tax assets/ deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules of SFAS No. 109. We have therefore revised our balance sheet as of October 31, 2008 by decreasing other long-term liabilities by $435 million and decreasing other long-term assets by $404 million, decreasing other current assets by $26 million and increasing other accrued liabilities by $5 million.

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

For the three and six months ended April 30, 2009 we continued to experience order and revenue weakness in our electronic measurement and semiconductor and board test businesses. The major driver of the order and corresponding revenue decline was the continued reduction of investment in the manufacturing test markets. We continued to experience overall weakness in the bio-analytical measurement business; however, the academic and government and food safety markets showed improvement and increased revenue in the three and six months ended April 30, 2009 when compared to last year.

For the three and six months ended April 30, 2009, total orders were $1,026 million and $2,141 million, respectively, a decrease of 33 percent and 27 percent in comparison to the same periods last year. For the three and six months ended April 30, 2009, bio-analytical orders decreased 16 percent and 9 percent, respectively, electronic measurement orders decreased 39 percent and 34 percent, respectively, and semiconductor and board test orders decreased 75 percent and 71 percent, respectively, when compared to the same periods last year.

Net revenue of $1,091 million and $2,257 million for the three and six months ended April 30, 2009, respectively, decreased 25 percent and 21 percent, respectively, from the same periods last year. Bio-analytical revenues decreased 6 percent and 4 percent in the three and six months ended April 30, 2009, respectively, with chemical analysis down 6 percent and 3 percent and life science down 7 percent and 4 percent, respectively, compared to the same periods last year. Geographically, weakness was most pronounced for bio-analytical in Europe with a revenue decrease of 16 percent and revenues in the Americas decreased 10 percent while Asia was generally strong, with Japan up 7 percent and other Asia up 12 percent in the three months ended April 30, 2009 compared to the same period last year. Electronic measurement revenues decreased 33 percent and 28 percent in the three and six months ended April 30, 2009, respectively.  Within electronic measurement, revenues in general purpose test decreased 28 percent and 25 percent and revenues in communications test decreased 39 percent and 31 percent in the three and six months ended April 30, 2009, respectively, compared to the same period last year. Geographically, electronic measurement revenues for the three months ended April 30, 2009 decreased in Europe by 30 percent, in Americas by 31 percent, in Japan by 43 percent and in other Asia by 32 percent compared to the same period last year.  Semiconductor and board test measurement revenues decreased 63 percent and 56 percent when compared to the three and six months ended April 30, 2009, respectively, with all markets down compared to the same periods last year. On a geographic basis, revenue declined 63 percent in the Americas, 59 percent in Europe, 52 percent in Japan and 72 percent in other Asia in the three months ended April 30, 2009 when compared to the same period last year.

Net loss for the three and six months ended April 30, 2009 was $101 million and $37 million, respectively, as compared to net income of $173 million and $293 million for the corresponding periods last year.  For the three and six months ended April 30, 2009, net income decreased mainly due to reduced revenue. Tax expense decreased $44 million when compared to the six months ended April 30, 2008 primarily due to net discrete tax benefits associated with lapses of statutes of limitations and tax settlements.

In the six months ended April 30, 2009, we generated $154 million of cash from operations compared with $329 million generated in the six months of last year.

In March 2009, we announced additional actions to restructure our electronic measurement and semiconductor and board test segments in response to the continuing deterioration of economic conditions. When completed, this restructuring is expected to result in future annual operating savings of approximately $310 million. We expect workforce reductions of approximately 2,700 regular positions from these actions.

The March 2009 restructuring activities are combined with those actions previously announced in December 2008 and February 2009 under a single restructuring plan and are part of a series of actions being taken by Agilent in response to the current economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. We expect that a significant proportion of these charges will result in cash expenditures. When completed, these actions together are expected to result in future annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions. Total restructuring and other special charges of $134 million have been incurred in the six months ended April 30, 2009 with respect to these actions. Of the expected 3,800 reduction in regular positions, approximately 650 employees have left Agilent as of April 30, 2009.

Looking forward, we face continued challenging business conditions as the global economic environment continues to deteriorate and the outlook is highly uncertain. We are committed to delivering performance consistent with Agilent’s operating model.

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

Share-based compensation. The expected stock price volatility assumption was determined using the historical volatility for our stock for the three and six months ended April 30, 2009. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life. In reaching the decision to move to historical volatility effective November 1, 2008, we considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 36 percent to 46 percent would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

Goodwill and purchased intangible assets. During the three months ended April 30, 2009, we tested certain intangible assets for impairment using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which resulted in an impairment of $6 million.

Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No.142. As defined in SFAS No. 142, paragraph. 30, a reporting unit is an operating segment, or one level below an operating segment. In accordance with paragraph 30 of SFAS No. 142, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. We have three reporting units for goodwill impairment testing purposes: electronic measurement, bio-analytical measurement, and semiconductor and board test. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment, as our businesses operate in a number of markets and geographical regions. We determine the fair value of our reporting units based on an income approach, whereby we calculate the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. We then compare the carrying value of our reporting units to the fair value calculations based on the income approach. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these assumptions based on changed economic conditions or business strategies could result in material impairment charges in future periods.

The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail step 1 of the goodwill impairment test: significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

We have considered the negative effects of the current downturn in the business environment in evaluating whether we should perform interim goodwill impairment testing. Due to the significant business downturn in the semiconductor and board test reporting unit, we performed step 1 of the goodwill impairment test during the first quarter of 2009 and determined that there was no impairment at that time.  The estimated fair value of our semiconductor and board test reporting unit exceeded its carrying value by a range of approximately $100 million. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, we applied a hypothetical 10 percent decrease to the fair value of the semiconductor and board test reporting unit which we believe represented a reasonable possible change when we performed the test. This hypothetical 10 percent decrease did not change the results of our impairment testing.  We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.  There was no impairment of goodwill during the six months ended April 30, 2009.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At April 30, 2009, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

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

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring Costs, Asset Impairments and Other Charges

In December 2008, we announced the FY 2009 Plan.  Initially, we expected to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. In February 2009, we announced we had expanded the FY 2009 Plan to include actions to exit the inspection businesses in our semiconductor and board test segment and to restructure our global infrastructure organization. In March 2009, we announced that the FY 2009 Plan had been expanded further to restructure our electronic measurement and semiconductor and board test segments in response to the continuing deterioration of economic conditions. Under the FY 2009 Plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. We expect that a significant proportion of these charges will result in cash expenditures. When completed, these actions together are expected to result in annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions.

Total restructuring and other special charges of $134 million have been incurred in the six months ended April 30, 2009 with respect to these actions. Of the $134 million, $17 million related to asset impairments and $23 million related to special charges for excess inventory as a result of exiting the inspection businesses in our semiconductor and board test segment.  Of the 3,800 reduction in regular positions under the FY 2009 Plan, approximately 650 employees have left Agilent as of April 30, 2009. We expect to complete the majority of these activities related to the FY 2009 Plan by October 31, 2009 with the remainder expected to be completed by the end of the second quarter of fiscal 2010. We expect our restructuring to cause us to record a curtailment gain related to our U.S. Post Retirement Benefit Plan in the third quarter due to an expected decrease in the plan’s average future working lifetime.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$1,026	$1,524	$2,141	$2,925	(33)%	(27)%
Net revenue:
Products	$864	$1,214	$1,801	$2,375	(29)%	(24)%
Services and other	227	242	456	474	(6)%	(4)%
Total net revenue	$1,091	$1,456	$2,257	$2,849	(25)%	(21)%

Agilent orders decreased 33 percent and 27 percent for the three and six months ended April 30, 2009 compared to the same periods last year. Our bio-analytical measurement business experienced weakening market activity and recorded an order decrease of 16 percent and 9 percent for the three and six months ended April 30, 2009, respectively. In comparison with the same periods last year, electronic measurement orders decreased 39 percent and 34 percent for the three and six months ended April 30, 2009, respectively, with weakness in both general purpose and communications test markets. The semiconductor and board test measurement orders decreased 75 percent and 71 percent for the three and six months ended April 30, 2009, respectively, with all markets down in comparison with the same periods last year.

Agilent net revenue decreased 25 percent and 21 percent for the three and six months ended April 30, 2009, respectively, compared to the same periods last year. The bio-analytical measurement business revenues decreased 6 percent and 4 percent for the three and six months ended April 30, 2009, respectively. Chemical analysis reported a decrease of 6 percent and 3 percent and life sciences reported a decrease of 7 percent and 4 percent for the three and six months ended April 30, 2009, respectively, compared to the same periods last year. Electronic measurement business revenues decreased 33 percent and 28 percent for the three and six months ended April 30, 2009, respectively, compared to last year. General purpose test revenues decreased 28 percent and 25 percent for the three and six months ended April 30, 2009, respectively.  Communications test end market revenues decreased 39 percent and 31 percent for the three and six months ended April 30, 2009 as market decline was widespread and manufacturing, computer and semiconductor demand was under extreme pressure. Semiconductor and board test measurement revenues decreased 63 percent and 56 percent for the three and six months ended April 30, 2009, respectively, when compared to the same periods last year with all markets down.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and six months ended April 30, 2009 decreased 6 percent and 4 percent, respectively when compared to the same periods last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2009	2008	2009	2008	Months		Months
Total gross margin	48.6%	55.4%	49.6%	54.9%	(7	)ppts	(5	)ppts
Operating margin	(4.3)%	13.1%	(1.0)%	11.4%	(17	)ppts	(12	)ppts

(in millions)
Research and development	$170	$183	$339	$364	(7)%		(7)%
Selling, general and administrative	$407	$433	$803	$874	(6)%		(8)%

Total gross margins for the three and six months ended April 30, 2009 showed a 7 percentage point and a 5 percentage point decrease, respectively, compared to the same periods last year.  The majority of the decrease in gross margins was related to the drop in volume of revenues. Operating margins have decreased 17 percentage points and 12 percentage points for the three and six months ended April 30, 2009, respectively, compared with the same periods last year.

Research and development expenses decreased 7 percent in both the three and six months ended April 30, 2009 compared to the same periods last year. A net decrease in expenses after incurring restructuring costs was attributable to lower variable pay, wage reductions and favorable foreign currency movements. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 6 percent and 8 percent for the three and six months ended April 30, 2009, respectively, compared to the same periods last year. The net decrease in expenses after incurring restructuring costs, in the three and six months ended April 30, 2009 was due to expense controls we have implemented in this difficult economic environment, in particular, lower variable pay, wage reductions and reduced commissions. We also experienced a reduction in costs due to favorable foreign currency movements compared to last year.

At April 30, 2009, our headcount was approximately 19,100.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model.  GIO, which includes IT, Workplace Services, HR, Legal and Finance, continues to work proactively to reduce expenses while delivering infrastructure support to business operations. In response to the continuing deterioration of economic conditions we announced a GIO restructuring program in February 2009. This will move GIO to a more appropriate size and structure for the current economic realities.

Provision for Income Taxes

For the three and six months ended April 30, 2009, we recorded an income tax provision of $43 million and $6 million, respectively, compared to an income tax provision of $23 million and $50 million in the same periods last year. The income tax provisions for the three and six months ended April 30, 2009 include net discrete benefits of zero and $34 million, respectively, and are primarily associated with lapses of statutes of limitations and tax settlements. The tax provisions for the three and six months ended April 30, 2008 both include a benefit of $12 million for effectively settled issues related to foreign audits.

Income tax expense is net of taxes recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S. and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At April 30, 2009, our estimate of the annual effective tax rate was 150 percent. The income tax rate is (19) percent for the six months ended April 30, 2009. These tax rates reflect that our structure has a fixed component of tax, and on reduced expected profitability or actual year-to-date loss, unusual tax rates result.  Excluding the impact of net discrete tax benefits, we anticipated at April 30, 2009 that the full-year 2009 effective tax rate would be approximately 22 percent. Given uncertain economic times, it is likely that the effective tax rates will change as the amount and/or mix of income and related taxes changes. The full-year tax rates reflect taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. Our effective tax rate is calculated using projected annual pre-tax income or loss from continuing operations adjusted to exclude loss entities for which no tax benefit is anticipated and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$523	$863	$1,083	$1,636	(39)%	(34)%
Net revenue	$558	$831	$1,154	$1,604	(33)%	(28)%

Electronic measurement orders for the three and six months ended April 30, 2009, declined 39 percent and 34 percent, respectively, when compared to the same periods last year.  Foreign currency movements accounted for 3 percentage points and 2 percentage points of the year-over-year decline for the three and six months ended April 30, 2009, respectively.  In our general purpose test business, the manufacturing market remains under pressure, as well as the computers and semiconductor market.  Aerospace and defense demand, while also off from last year’s level, was relatively strong and showed signs of stabilization.  In our communications test business, all end markets declined, although wireless R&D’s decline decelerated from last quarter’s rate and performed relatively better than wireless manufacturing.

Electronic measurement revenues for the three and six months ended April 30, 2009, declined 33 percent and 28 percent, respectively, when compared to the same period last year due to weakness in both general purpose and communications test markets.  Foreign currency movements accounted for 3 percentage points and 2 percentage points of the year-over-year decline for the three and six months ended April 30, 2009. Regionally, for the three months ended April 30, 2009, revenues from the Americas declined 31 percent, while Europe, Japan and other Asia declined 30 percent, 43 percent and 32 percent, respectively.

General purpose test revenues of $336 million, representing approximately 60 percent of electronic measurement revenues, declined 28 percent compared to the same period last year.  Within general purpose test, all market segments declined compared to the same period last year with relative strength in aerospace and defense offset by declines in computer and semiconductor and other general purpose test business.  Government demand in aerospace and defense strengthened, particularly in homeland security-related applications for surveillance and intelligence.  Extreme weakness persists in the computer and semiconductor measurement markets due to continued capital spending contraction in both R&D and manufacturing applications.  Other general purpose test markets have weakened considerably with particular softness in electronic manufacturing and automotive markets, which overshadows some small areas of strength, such as integrated circuits for smart phones and netbook computers.

Communications test revenues of $222 million, representing approximately 40 percent of electronic measurement revenues, declined 39 percent compared to the same period last year.  All communications test end markets experienced double-digit declines compared to the same period last year.  The wireless R&D market performed better than other submarkets as R&D investment continues for high-speed applications, as well as pre-conformance and interoperability test solutions, particularly for long-term evolution applications (“LTE”).  Investment in next-generation technology in China continues to build.  Wireless manufacturing markets declined due to the on-going weakness in the handset market, despite some strength in smart phones, while chipset provider and contract manufacturing consolidation further stifled demand.  Capital spending remains limited in the other communications test submarkets.  Network monitoring declined due to the continued consolidation in the network operator and service provider markets.  The network equipment manufacturing (“NEM”) business remains soft with the majority of investment focused only on critical R&D spending for new technologies, which led to declines in the broadband R&D and manufacturing market versus a strong year-over-year compare.

Looking forward, while some indications of potential improvement in our electronics measurement markets exist, we expect continued weakness due to the current market uncertainty.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2009	2008	2009	2008	Months		Months
Gross margin	52.0%	58.9%	53.6%	58.4%	(7	)ppts	(5	)ppts
Operating margin	(1.1)%	14.4%	0.1%	12.3%	(16	)ppts	(12	)ppts

(in millions)
Research and development	$98	$119	$205	$238	(18)%		(14)%
Selling, general and administrative	$198	$251	$413	$503	(21)%		(18)%

Gross margins for products and services for the three and six months ended April 30, 2009, declined year-over-year by 7 percentage points and 5 percentage points, respectively, due largely to the significant decline in revenue volume.  Volume-adjusted gross margins for the three months ended April 30, 2009, were essentially flat compared to the same period last year as expense reductions from restructuring, lower variable pay, wage reductions and lower general and direct infrastructure costs offset the unfavorable impact of product mix, pension expense and excess and obsolete inventory charges.

Research and development expenses for the three and six months ended April 30, 2009, declined 18 percent and 14 percent, respectively, compared to the same periods last year. This decline was driven by lower variable pay, wage reductions, restructuring, lower general infrastructure costs and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Selling, general and administrative expenses for the three and six months ended April 30, 2009, declined 21 percent and 18 percent, respectively, compared to the same periods last year.  Year-over-year reductions in SG&A were consistent with R&D and were driven by lower variable pay, wage reductions, restructuring, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Operating margins for the three and six months ended April 30, 2009, declined by 16 percentage points and 12 percentage points compared to the same periods last year.  The year-over-year margin declined due to lower revenue and was partially offset by savings from lower variable pay, wage reductions, restructuring, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2009, declined $126 million and $196 million, respectively, due to the corresponding revenue declines of $273 million and $450 million.  The resultant year-over-year operating margin decremental was 46 percent and 44 percent for these periods, respectively, as expense reductions offset the lower revenue volume.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$481	$574	$1,004	$1,106	(16)%	(9)%
Net revenue	$498	$530	$1,023	$1,061	(6)%	(4)%

Bio-analytical measurement orders for the three and six months ended April 30, 2009 declined 16 percent and 9 percent, respectively, when compared to the same period last year.  Foreign currency movements for the three and six months ended April 30, 2009 accounted for 5 percentage points and 4 percentage points, respectively, of the order decline when compared to the same period last year.  Bio-analytical measurement business continues to experience weakness in the pharmaceutical, petrochemical and environmental markets.  Our academic and government revenue increased over the last year.  Our liquid chromatography mass spectrometry (“LC/MS”) and microarray platforms continue to do well.  Food safety revenue is up and business in China continues to grow.  Geographically, orders declined 20 percent in the Americas, grew 3 percent in Asia-Pacific, grew 8 percent in Japan and declined 26 percent in Europe for the three months ended April 30, 2009, compared to the same period last year.

Bio-analytical measurement revenues for the three and six months ended April 30, 2009 declined 6 percent and 4 percent, respectively, when compared to the same period last year.  Foreign currency movements for the three and six months ended April 30, 2009 accounted for 7 percentage points and 5 percentage points, respectively, of the revenue decline when compared to the same period last year.  Geographically, revenues declined 10 percent in the Americas, declined 16 percent in Europe, and grew 10 percent in Asia for the three months ended April 30, 2009 compared to the same period last year.

Chemical analysis revenue of $257 million, representing approximately 52 percent of bio-analytical measurement revenues, declined 6 percent for the three months ended April 30, 2009 compared to the same period last year. Chemical analysis saw decline in environmental, petrochemical and forensics testing solutions while food safety posted revenue growth for the three and six months ended April 30, 2009.  Growth in this sector continues to be driven by increased regulatory standards worldwide.

Life sciences revenue of $241 million, representing approximately 48 percent of bio-analytical measurement revenues, declined 7 percent for the three months ended April 30, 2009 compared to the same period last year.  For the three and six months ended April 30, 2009, we saw declines in the pharmaceutical and biotech markets, while academic and government markets grew.  Academic research demand continues to be strong for high-end mass spectrometry instrumentation and microarray solutions to answer complex biological questions and enhance research on proteins, peptides, and small molecules.  The market is seeing an influx of capital from various stimulus plans worldwide.

Looking forward, we expect a continued challenging environment due to general economic conditions, but see opportunities from government stimulus programs and investments in food safety.  Our LC/MS and gas chromatography mass spectrometry (“GC/MS”) systems are well positioned to address these market needs.  In life sciences we are uniquely positioned to expand the range of our technology offering along the life sciences workflow.  In addition, our ongoing expansion of the LC/MS and GC/MS portfolios, augmented with focused research and development programs, will enable Agilent to address the high-growth proteomics and metabolomics market needs.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2009	2008	2009	2008	Months		Months
Gross margin	54.1%	52.6%	54.5%	52.7%	2	ppts	2	ppts
Operating margin	17.9%	15.9%	18.5%	16.2%	2	ppts	2	ppts

(in millions)
Research and development	$45	$47	$92	$94	(3)%		(1)%
Selling, general and administrative	$135	$148	$275	$294	(8)%		(6)%

Gross margins improved by 2 percentage points for both the three and six months ended April 30, 2009, compared to the same periods last year.  The margin improvement was due to lower spending as a result of wage reductions and variable pay, improvement in product mix, lower trade and logistics expenses, lower global infrastructure costs and favorable foreign currency movements.

Research and development expenses declined 3 percent and 1 percent, respectively, for the three and six months ended April 30, 2009, compared to the same periods last year.  The decline was driven by lower variable pay, wage reductions, lower global infrastructure costs and the favorable foreign currency movements.

Selling, general and administrative expenses declined 8 percent and 6 percent, respectively, for the three and six months ended April 30, 2009, compared to the same periods last year.  The decline in the three months ended April 30, 2009 was due to lower variable pay, wage reductions, lower global infrastructure costs, reduced commissions and favorable foreign currency movements.

Operating margins improved by 2 percentage points for both the three and six months ended April 30, 2009, compared to the same periods last year.  The year-over-year margin improvement was due to lower spending from wage reductions and variable pay, lower global infrastructure costs and reduced commissions.

Income from Operations

Income from operations for the three and six months ended April 30, 2009 increased $4 and $18 million, respectively, while operating margins for both periods improved 2 percentage points.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$22	$87	$54	$183	(75)%	(71)%
Net revenue	$35	$95	$80	$184	(63)%	(56)%

Semiconductor and board test measurement orders for the three and six months ended April 30, 2009, declined 75 percent and 71 percent, respectively, when compared to the same periods last year.

Semiconductor and board test measurement revenues for the three and six months ended April 30, 2009, declined 63 percent and 56 percent respectively when compared to the same periods last year as all markets declined markedly.  Capital spending is minimal in all markets due to low capacity utilization in both electronic manufacturing and semiconductor fabrication facilities.  On a regional basis, revenue declined 63 percent in the Americas, 59 percent in Europe, 52 percent in Japan and 72 percent in other Asia.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2009	2008	2009	2008	Months		Months
Gross margin	26.0%	51.3%	32.6%	50.9%	(25	)ppts	(18	)ppts
Operating margin	(45.5)%	8.5%	(35.6)%	5.9%	(54	)ppts	(42	)ppts

(in millions)
Research and development	$8	$14	$19	$28	(37)%		(31)%
Selling, general and administrative	$17	$27	$36	$55	(38)%		(35)%

Gross margins for products and services for the three and six months ended April 30, 2009, declined by 25 percentage points and 18 percentage points, respectively, year-over-year due to the significant decline in volume.  Volume-adjusted gross margins for the three months ended April 30, 2009, improved 4 percentage points compared to the same period last year due to expense savings from restructuring, lower variable pay, wage reductions and lower general and direct infrastructure costs.

Research and development expenses for the three and six months ended April 30, 2009, declined 37 percent and 31 percent respectively compared to the same periods last year. This decline was driven by restructuring, lower variable pay, wage reductions, reduced general infrastructure costs and reductions in operational spending.

Selling, general and administrative expenses for the three and six months ended April 30, 2009, declined 38 percent and 35 percent, respectively, compared to the same periods last year.  This decline was driven by restructuring, lower variable pay, wage reductions, reduced general infrastructure costs and reductions in operational spending.

Operating margins for the three and six months ended April 30, 2009, declined by 54 percentage points and 42 percentage points compared to the same periods last year.  The year-over-year margin decline was due principally to lower revenues and was partially offset by savings from restructuring, lower variable pay, wage reductions, lower general infrastructure costs, and reductions in operational spending.

Income from Operations

Income from operations for the three and six months ended April 30, 2009, declined $24 million and $40 million, respectively, due to the corresponding revenue declines of $60 million and $104 million.  The resulting year-over-year operating margin decremental was 40 percent and 38 percent, respectively, as expense reductions offset the lower revenue volume.

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

Our financial position as of April 30, 2009 included cash and cash equivalents of $1,400 million as compared to $1,405 million as of October 31, 2008.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $154 million for the six months ended April 30, 2009 compared to $329 million provided in the same period in 2008. The decline in cash generated from operating activity was mainly due to the decrease in revenue. In the six months ended April 30, 2009, we paid approximately $109 million under our variable pay programs, as compared to $123 million during the same period of 2008. We paid approximately $44 million as restructuring cash payments in the six months ended April 30, 2009 as compared to $39 million in the same period in 2008. Our net interest income decreased by $33 million in the six months ended April 30, 2009 compared to the same period last year. We also paid approximately $58 million in taxes in the six months ended April 30, 2009 as compared to $150 million in the same period in 2008.

In the six months ended April 30, 2009, accounts receivable provided cash of $203 million as compared to $26 million cash used in the same period in 2008. The cash provided by accounts receivable was due in part to the decrease in revenues in the first six months of 2009. Day’s sales outstanding decreased to 47 days as of April 30, 2009 compared to 49 days for the same period last year. Accounts payable used cash of $58 million in the six months ended April 30, 2009 compared to cash provided of $19 million in the same period in 2008. Cash provided by inventory was $13 million in the six months ended April 30, 2009 compared to cash used of $36 million in the same period in 2008. Inventory days on-hand increased to 98 days as of April 30, 2009 compared to 93 days as of the end of the same period last year.

In November 2008, we terminated two interest rate swap contracts associated with our senior notes having a notional value of $400 million. The net settlement amount received as a result of the termination was $43 million and is included in cash from operating activities.

We contributed approximately $69 million to our defined benefit plans in the first six months of 2009 compared to $21 million in the same period of 2008. The significant increase in contributions was necessary to bring our plans into compliance with agreements and laws due to declines in asset values of our various pension plans. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $27 million to our non-U.S. defined benefit plans during the remainder of fiscal 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended April 30, 2009 was $28 million, compared to $311 million used in the same period of 2008. Investments in property, plant and equipment were $68 million in the first six months of 2009, as compared to investments of $71 million in the same period in 2008. We expect that total capital expenditures for the current year will be less than last years’ expenditures which were $154 million for 2008. There were no proceeds from sale of property, plant and equipment in the six months ended April 30, 2009 as compared to $14 million in the same period of 2008. In the first six months of 2009, we invested $2 million in acquisitions and intangible assets, net of cash acquired, compared to $130 million during the same period of 2008. In the first six months of 2009, restricted cash and cash equivalents decreased approximately $10 million compared to a decrease of $31 million in 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2009 was $130 million compared to $166 million used in the same period of 2008.

In the first quarter of 2008, the Audit and Finance Committee of the Board of Directors authorized a stock repurchase program of up to $2 billion. We repurchased approximately 9 million shares for $157 million during the first six months of 2009, based on settlement date, as compared to approximately 15 million shares for $500 million during the same period in 2008. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year. Proceeds from the issuance of common stock under employee stock plans were $27 million in the first six months of 2009 compared to $84 million during the same period in 2008.

We currently hold $1.5 billion of long term debt that was refinanced on November 17, 2008 and the repayment date was extended to January 27, 2011. As of April 30, 2009, we had approximately $1.4 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem this long-term debt. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. As of April 30, 2009, we had no outstanding balance on the credit facility.

Other

Other long-term liabilities include $389 million of taxes payable as of April 30, 2009. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2008 Annual Report on Form 10-K to our contractual commitments in the first six months of fiscal year 2009. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 62 percent and 64 percent of our revenues were generated in U.S. dollars during the second quarter of 2009 and 2008, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have again reached a global settlement of the litigation.  Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability.  Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  It is uncertain whether the settlement will receive final Court approval.

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

Since December 2008, we have announced significant restructuring activities in our global infrastructure organization and both our semiconductor and board test and electronic measurement segments.  This restructuring program and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2008 we completed a number of acquisitions, including the acquisition of Velocity11 in our first fiscal quarter that year. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

We received a Revenue Agent’s Report from the U.S. Internal Revenue Service for fiscal years 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations, financial condition and liquidity.

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

At the end of our second quarter in fiscal 2009, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of April 30, 2009, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2009 through Feb. 28, 2009	962,900	$14.74	962,900	$861
Mar. 1, 2009 through Mar. 31, 2009	1,371,500	$13.07	1,371,500	$843
Apr. 1, 2009 through Apr. 30, 2009	—	$—	—	$843
Total	2,334,400	$13.76	2,334,400	$843

(1)           On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise.  On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year.

(2)           The weighted average price paid per shares of common stock does not include the cost of commissions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)     The Annual Meeting of Stockholders of Agilent Technologies, Inc. was held at 10:00 a.m. Pacific Standard Time, on March 11, 2009 at the South San Francisco Conference Center located at 255 South Airport Boulevard, South San Francisco, California.

The three proposals presented at the meeting were:

1.               To elect three (3) directors for a term of three years.

2.               To ratify the Audit and Finance Committee’s appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2009 fiscal year.

3.               Approval of the Agilent Technologies, Inc. 2009 Stock Plan.

b)    Each of the three directors was elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
William P. Sullivan	274,131,652	23,382,708
Robert J. Herbold	281,188,232	16,326,128
Koh Boon Hwee	209,951,549	87,562,811

The terms of office of James G. Cullen, Paul N. Clark, Robert L. Joss, Heidi Kunz, David M. Lawrence, M.D. and A. Barry Rand as directors continued after the meeting.

c)     The second and third proposals were approved as follows:

i.      The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the 2009 fiscal year was approved by a vote of 290,551,408 shares in favor, 6,064,910 shares against and 898,042 shares abstaining.

ii.     The Agilent Technologies, Inc. 2009 Stock Plan was approved by a vote of 220,830,552 shares in favor, 26,600,460 shares against,458,973 shares abstaining and, the non-vote of 49,624,375 shares.

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 47 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2009	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: June 9, 2009	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Form of Stock Option Award Agreement for U.S. Employees. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.2

Form of Stock Option Award Agreement for non-U.S. Employees. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.3

Form of Stock Award Agreement for Standard Awards Granted to Employees. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.4	Form of New Executive Stock Award Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.5

Form of Non-Employee Director Stock Option Award Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.6

Form of Stock Award Agreement under the Long-Term Performance Program. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2009.*

10.7

Agilent Technologies, Inc. 2009 Stock Plan. Incorporated by reference to Appendix A of the Company’s Form DEF 14A, Definitive Proxy Statement, filed with the Securities and Exchange Commission on January 27, 2009.*

10.8	Separation Agreement and General Release between Agilent Technologies, Inc. and D. Craig Nordlund, dated as of May 28, 2009.*

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 10.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates management contract or compensatory plan, contract or arrangement.