Form 10-Q
period 2009-07-31
AGILENT TECHNOLOGIES INC
filed 2009-09-04
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
COMMON STOCK, $0.01 PAR VALUE	345,112,058 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net revenue:
Products	$835	$1,195	$2,636	$3,570
Services and other	222	249	678	723
Total net revenue	1,057	1,444	3,314	4,293
Costs and expenses:
Cost of products	395	505	1,284	1,518
Cost of services and other	123	136	372	409
Total costs	518	641	1,656	1,927
Research and development	153	170	492	534
Selling, general and administrative	387	415	1,190	1,289
Total costs and expenses	1,058	1,226	3,338	3,750
Income (loss) from operations	(1)	218	(24)	543
Interest income	5	23	25	89
Interest expense	(21)	(31)	(67)	(90)
Other income (expense), net	(24)	5	(6)	16
Income (loss) before taxes	(41)	215	(72)	558
Provision (benefit) for income taxes	(22)	46	(16)	96
Net income (loss)	$(19)	$169	$(56)	$462

Net income (loss) per share – basic:	$(0.06)	$0.47	$(0.16)	$1.27
Net income (loss) per share – diluted:	$(0.06)	$0.45	$(0.16)	$1.23

Weighted average shares used in computing net income (loss) per share:
Basic	345	362	347	365
Diluted	345	372	347	375

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,479	$1,405
Short-term investments	20	24
Accounts receivable, net	544	770
Inventory	571	646
Other current assets	283	337
Total current assets	2,897	3,182
Property, plant and equipment, net	839	824
Goodwill	642	646
Other intangible assets, net	178	228
Restricted cash and cash equivalents	1,568	1,582
Long-term investments	153	206
Other long-term assets	296	339
Total assets	$6,573	$7,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250	$308
Employee compensation and benefits	277	409
Deferred revenue	286	280
Income and other taxes payable	38	128
Other accrued liabilities	140	205
Total current liabilities	991	1,330
Long-term debt	1,515	1,514
Senior notes	638	611
Retirement and post-retirement benefits	378	324
Other long-term liabilities	562	669
Total liabilities	4,084	4,448
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 565 million shares at July 31, 2009 and 561 million shares at October 31, 2008 issued	6	6
Treasury stock at cost; 220 million shares at July 31, 2009 and 211 million shares at October 31, 2008	(7,627)	(7,470)
Additional paid-in-capital	7,516	7,410
Retained earnings	2,735	2,791
Accumulated other comprehensive loss	(141)	(178)
Total stockholders’ equity	2,489	2,559
Total liabilities and stockholders’ equity	$6,573	$7,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(56)	$462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	157
Share-based compensation	56	67
Deferred taxes	14	43
Excess and obsolete and inventory-related charges	49	15
Translation gain from liquidation of a subsidiary	—	(25)
Asset impairment charges	37	4
Net pension curtailment gains	(13)	—
Net loss on divestitures	23	—
Allowance for doubtful accounts	4	2
Other	(1)	6
Changes in assets and liabilities:
Accounts receivable	243	14
Inventory	37	(38)
Accounts payable	(63)	(10)
Employee compensation and benefits	(140)	(74)
Income taxes and other taxes payable	(101)	(71)
Interest rate swap proceeds	43	—
Other assets and liabilities	(59)	(54)
Net cash provided by operating activities	195	498
Cash flows from investing activities:
Investments in property, plant and equipment	(98)	(110)
Proceeds from sale of property, plant and equipment	—	14
Purchase of investments	(30)	(256)
Proceeds from sale of investments	81	133
Acquisitions of businesses and intangible assets, net of cash acquired	—	(171)
Purchase of minority interest	—	(14)
Change in restricted cash and cash equivalents, net	14	33
Other, net	(1)	—
Net cash used in investing activities	(34)	(371)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	53	198
Proceeds from revolving credit facility	325	490
Repayment of revolving credit facility	(325)	(280)
Treasury stock repurchases	(157)	(750)
Net cash used in financing activities	(104)	(342)

Effect of exchange rate movements	17	29

Net increase (decrease) in cash and cash equivalents	74	(186)

Cash and cash equivalents at beginning of period	1,405	1,826
Cash and cash equivalents at end of period	$1,479	$1,640

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

Proposed Acquisition of Varian, Inc. On July 26, 2009, Agilent, Varian, Inc. (“Varian”), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction is subject to approval by shareholders of Varian and will be completed after achieving customary closing conditions and regulatory approvals, which we expect before calendar year-end.

Revisions to Financial Statement Presentation. We have revised our consolidated balance sheet as of October 31, 2008 to correct an error in the classification of deferred tax assets and liabilities.  This revision does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period.  During the April 30, 2009 quarter-end process, we noted that the October 31, 2008 U.S. deferred tax valuation allowances and certain deferred tax assets/deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules of SFAS No. 109. We have therefore revised our balance sheet as of October 31, 2008 by decreasing other long-term liabilities by $435 million and decreasing other long-term assets by $404 million, decreasing other current assets by $26 million and increasing other accrued liabilities by $5 million.

Basis of Presentation. We have prepared the accompanying financial data for the three months and nine months ended July 31, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2009 and October 31, 2008, condensed consolidated statement of operations for the three and nine months ended July 31, 2009 and 2008, and condensed consolidated statement of cash flows for the nine months ended July 31, 2009 and 2008.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities.  Agilent determines the fair value of short-term and long-term investments in debt securities considering information obtained from independent pricing sources. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our long-term debt approximates the carrying value. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in SFAS No. 142, paragraph 30, a reporting unit is an operating segment, or one level below an operating segment. In accordance with paragraph 30 of SFAS No. 142, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. For the nine months ended July 31, 2009, Agilent had three reporting units, which were the same as our operating segments: electronic measurement, bio-analytical measurement and semiconductor and board test.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. Effective November 1, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of July 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. Effective February 1, 2009 we adopted the additional disclosures required under SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements. See Note 9, “Derivatives” for additional information on adoption of SFAS No. 161.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. 107-1 in the quarter ended July 31, 2009. The required disclosures are included in Note 8, “Fair Value Measurements”.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). FSP No. 115-2 establishes a new method for recognizing and reporting other-than-temporary impairment of debt securities and also contains additional disclosure requirements for both debt and equity securities. FSP No. 115-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. 115-2 in the quarter ended July 31, 2009 and there was no material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. We adopted FSP FAS No. 157-4 in the quarter ended July 31, 2009. The adoption of FSP No. 157-4 did not have a significant impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”)   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We adopted SFAS No. 165 in the quarter ended July 31, 2009 and evaluated all events or transactions that occurred after July 31, 2009 and up to September 4, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events that have not already been disclosed.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS No. 166 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and will be applied prospectively.  We do not expect SFAS No. 166 to have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. SFAS No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and will be applied retrospectively.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 167 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). The codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS No. 168 in the quarter ending October 31, 2009. There will be no change to our financial statements due to the implementation of SFAS No. 168.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in millions)
Cost of products and services	$3	$3	$11	$14
Research and development	3	3	9	11
Selling, general and administrative	11	12	36	42
Total share-based compensation expense	$17	$18	$56	$67

Included in the expense amount for the three and nine months ended July 31, 2009 is approximately $1 million and $4 million respectively of incremental expense for the acceleration of share-based compensation related to the announced workforce reduction. Upon termination of the employees impacted by the workforce reduction, the non-vested Agilent awards held by those employees immediately vest. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

Share-based compensation capitalized within inventory at July 31, 2009 and 2008 was zero. The windfall tax benefit realized from exercised stock options and similar awards was immaterial for the three and nine months ended July 31, 2009 and 2008.

The following assumptions were used to estimate the fair value of the options granted, ESPP purchases and LTPP grants. During the three months ended July 31, 2009 no employee stock option grants were made. During the three months ended July 31, 2008 we had no employee stock option or LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Stock Option Plans:
Weighted average risk-free interest rate	—	—	2.3%	3.2%
Dividend yield	—	—	0%	0%
Weighted average volatility	—	—	32%	33%
Expected life	—	—	4.4 yrs	4.6 yrs

ESPP:
Weighted average risk-free interest rate	N/A	1.7%	N/A	2.9%
Dividend yield	N/A	0%	N/A	0%
Weighted average volatility	N/A	30%	N/A	31%
Expected life	N/A	0.5 yr	N/A	0.5-1 yr

LTPP:
Volatility of Agilent shares	33%	—	33%	27%
Volatility of selected peer-company shares	18%-62%	—	17%-62%	17%-52%
Price-wise correlation with selected peers	36%	—	35%	24%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Effective November 1, 2008, the Compensation Committee of the Board of Directors approved a change to our ESPP that eliminated the 24-month look back period. The ESPP continues to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. As a result of the change in our plan, for the three and nine months ended July 31, 2009 no Black-Scholes assumptions were required in the valuation of awards granted under our current ESPP. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant.

Effective November 1, 2008 we moved to historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. Management believes that based on current data these estimates of volatility are more appropriate than implied volatility. In reaching this conclusion, we have considered many factors including the limited number of Agilent options currently traded and our limited ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the three and nine months ended July 31, 2008, we used implied volatility of Agilent’s publicly traded, similarly priced, stock options to estimate the expected stock price volatility assumption for employee stock option awards.

4. PROVISION FOR TAXES

For the three and nine months ended July 31, 2009, we recorded an income tax benefit of $22 million and $16 million, respectively, compared to an income tax provision of $46 million and $96 million in the same periods last year. The income tax benefits for the three and nine months ended July 31, 2009 include net discrete benefits of $25 million and $67 million, respectively, relating primarily to benefits associated with valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items,  lapses of statutes of limitations and tax settlements. The discrete tax benefits relating to the valuation allowance adjustments based on OCI items are $24 million and $32 million, respectively for the three and nine months ended July 31, 2009. The tax provisions for the three and nine months ended July 31, 2008 included a benefit of zero and $12 million, respectively, for effectively settled issues related to foreign audits.

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

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed many adjustments to taxable income. One adjustment, however, which deals with the use of Agilent’s brand name by our foreign affiliates accounts for the majority of the proposed adjustments. In August of 2009, this brand name issue was resolved with no adjustments made to Agilent’s taxable income. We continue to meet with the Appeals Office of the IRS in order to resolve the remaining issues associated with the RAR’s proposed adjustments. We are uncertain as to how and when these issues will be finally resolved. It may take several years. We believe that any required adjustments however will be more than offset by applying available net operating losses from the years under audit and undisputed tax credits. Based on current information, we believe that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

5. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in millions)
Numerator:
Net income (loss)	$(19)	$169	$(56)	$462
Denominators:
Basic weighted-average shares	345	362	347	365
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	10	—	10
Diluted weighted-average shares	345	372	347	375

The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R).

The following table presents options to purchase shares of common stock, which were not included in the computations of diluted net income (loss) per share because they were anti-dilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Options to purchase shares of common stock (in millions)	30	6	32	6
Weighted-average exercise price	$30	$45	$29	$45
Average common stock price	$20	$36	$18	$34

6. INVENTORY

	July 31, 2009	October 31, 2008
	(in millions)
Finished goods	$296	$331
Purchased parts and fabricated assemblies	275	315
Inventory	$571	$646

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2009:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Goodwill as of October 31, 2008	$329	$278	$39	$646
Disposals	(11)	(7)	—	(18)
Foreign currency translation impact	9	1	4	14
Goodwill as of July 31, 2009	$327	$272	$43	$642

The components of other intangibles as of July 31, 2009 and October 31, 2008 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2008:
Purchased technology	$281	$124	$157
Trademark/Tradename	32	3	29
Customer relationships	85	43	42
Total	$398	$170	$228
As of July 31, 2009:
Purchased technology	$281	$162	$119
Trademark/Tradename	32	5	27
Customer relationships	85	53	32
Total	$398	$220	$178

We recorded no additions to goodwill and no additions to other intangibles during the nine months ended July 31, 2009. Goodwill was reduced by $18 million for the three and nine months ended July 31, 2009 relating to businesses that we divested which had not been fully integrated into Agilent. In addition, we recorded zero and $16 million in impairment charges for other intangibles in the three and nine months ended July 31, 2009, respectively, primarily related to divested businesses.

Amortization of intangible assets was $11 million and $34 million for the three and nine months ended July 31, 2009 and $14 million and $40 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $10 million for the remainder of 2009, $39 million for 2010, $35 million for 2011, $28 million for 2012, $20 million for 2013, $14 million for 2014, and $32 million thereafter.

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 were as follows:

		Fair Value Measurement at July 31, 2009 Using
	July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$596	$596	$—	$—
Available-for-sale investments	20	—	17	3
Derivative instruments	18	—	18	—
Long-term
Trading securities	47	47	—	—
Available-for-sale investments	93	8	81	4
Restricted cash (commercial paper)	1,557	—	1,557	—
Total assets measured at fair value	$2,331	$651	$1,673	$7

Liabilities:
Short-term
Derivative instruments	$13	$—	$13	$—
Long-term
Deferred compensation liability	45	—	45	—
Total liabilities measured at fair value	$58	$—	$58	$—

Our money market funds, some publicly traded available-for-sale investments, and our trading securities investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.  Most available-for-sale investments as well as our commercial paper are classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.  Marketable securities measured at fair value using level 3 inputs are comprised of asset-backed securities, mortgage-backed securities, and corporate bonds within our available-for-sale investment portfolio. The values of these investments are determined based on models for which some of the inputs are not readily observable. Counterparty credit risk is evaluated when assigning levels to our financial instruments.

Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale, derivative instruments, restricted cash and deferred compensation liabilities are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity. Realized gains and losses from the sale of these instruments are recorded in earnings.

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and nine months ended July 31, 2009:

	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
	(in millions)

Balance, beginning of period	$13	$19
Realized losses related to amortization of premium	—	(2)
Realized losses related to investment impairments	—	(4)
Sales	—	(6)
Transfers into (out of) level 3	(6)	—
Balance, end of period	$7	$7
Total losses included in earnings attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$(2)

All of our investments, excluding trading securities, are subject to periodic impairment review. We recognize other-than-temporary impairments for available-for-sale debt instruments in accordance with FSP 115-2.  The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The full amount of other than temporary impairments of $1 million and $9 million, in the three and nine months ended July 31, 2009, respectively, was recorded in other income (expense) as we did not expect to recover the cost of the assets. For the three and nine months ended July 31, 2008 we recorded other than temporary impairments of zero and $2 million, respectively.

9. DERIVATIVES

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on July 31, 2009, was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered on July 31, 2009.

There were 107 foreign exchange forward contracts and 7 foreign exchange option contracts open as of July 31, 2009 and designated as cash flow hedges. There were 151 foreign exchange forward contracts open as of July 31, 2009 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2009 were as follows:

	Derivatives in Cash Flow Hedging Relationships under SFAS No. 133		Derivatives Not Designated as Hedging Instruments under SFAS No. 133
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$50	$—	$351
British Pound	8	—	131
Swiss Francs	—	—	47
Australian Dollar	—	—	43
Malaysian Ringgit	87	—	20
Japanese Yen	(49)	(101)	5
Other	(15)	—	22
	$81	$(101)	$619

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2009 were as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$6	Other accrued liabilities	$8
	Other accrued liabilities	1	Other current assets	1
		$7		$9
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$15	Other accrued liabilities	$6
	Other accrued liabilities	—	Other current assets	2
		$15		$8

Total derivatives		$22		$17

The effect of derivative instruments for foreign exchange contracts designated as cash flow hedges and not designated as hedging instruments under SFAS No. 133 in our condensed consolidated statement of operations were as follows:

Three Months Ended July 31, 2009
(in millions)
Derivatives in Cash Flow Hedging Relationships under SFAS No. 133
Loss recognized in OCI on derivatives	$(2)
Loss reclassified from OCI into cost of sales	$2
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Gain recognized in other income (expense)	$49

The estimated net amount of existing losses at July 31, 2009 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

10. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next three years.

In the first quarter of 2009, we announced a new restructuring program (the “FY 2009 Plan”) to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. The FY 2009 Plan was conceived in response to deteriorating economic conditions and is designed to deliver sufficient savings to enable our businesses to reach their profitability targets. In the second quarter of 2009, we announced additional actions as part of the FY 2009 Plan to restructure our global infrastructure organization and our electronic measurement and semiconductor board test segments in response to the continuing deterioration of economic conditions. These additional actions will ultimately reduce our global workforce of regular employees by approximately 3,300 positions, bringing the total headcount reductions under the FY 2009 Plan to approximately 3,800 positions. We expect to complete all the actions under the FY 2009 Plan by the second quarter of fiscal 2010, but the majority of actions should be complete by October 31, 2009. As of July 31, 2009 approximately 2,000 employees have left Agilent under the FY 2009 Plan.

Special charges related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and reserves taken against inventory on hand. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, have caused the value of this inventory to decrease below its cost.

A summary of total restructuring activity and other special charges for the nine months ended July 31, 2009 is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	154	10	24	22	210
Asset impairments/inventory charges	—	—	(24)	(10)	(34)
Cash payments	(100)	(6)	—	(10)	(116)
Balance as of July 31, 2009	$54	$14	$—	$2	$70

The restructuring and other special accruals for all plans, which totaled $70 million at July 31, 2009 and $10 million at October 31, 2008, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

We expect workforce reduction payments, primarily severance, to be largely complete by the end of the second quarter of fiscal  2010. Lease payments should be complete in approximately three years, and payments to suppliers in connection with inventory should be complete by the end of this fiscal year.

A summary of the charges in the statement of operations resulting from all restructuring plans and special charges is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in millions)		(in millions)
Cost of products	$16	$—	$71	$—
Research and development	10	—	31	—
Selling, general and administrative	50	—	108	(4)
Total restructuring, asset impairments and other special charges	$76	$—	$210	$(4)

11. PENSION PLANS AND OTHER POST RETIREMENT BENEFIT PLANS

Plan Amendments. On July 14, 2009 the Compensation Committee of the Board of Directors approved design changes to Agilent’s U.S. defined benefit pension plans (the “U.S. Plans”).  Effective October 31, 2009, benefits under the current U.S. Plans formula will be frozen and all future benefit accruals for existing employees and new hires will be calculated under a new formula. The new formula will allocate a percentage of each month’s eligible earnings to be payable as a lump sum at age 65 whereas the current formula defines a monthly annuity payable at age 65. In addition, effective November 1, 2009, the $5,000 life insurance benefit under the Agilent Survivor Protection Plan will be discontinued.

Due to these plan amendments as of July 31, 2009, we recorded gains of $117 million and $15 million in the U.S. Plans and U.S. post retirement benefit plans, respectively as required by SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”).  These gains were recorded in accumulated other comprehensive loss.

Components of net periodic costs. For the three and nine months ended July 31, 2009 and 2008, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost—benefits earned during the period	$8	$9	$8	$10	$1	$1
Interest cost on benefit obligation	12	10	17	19	7	7
Expected return on plan assets	(10)	(14)	(19)	(28)	(5)	(8)
Amortization and deferrals:
Actuarial (gain) loss	1	(3)	9	5	1	—
Prior service cost	—	—	—	—	(3)	(3)
Net plan (income) costs	11	2	15	6	1	(3)
Curtailments	—	—	—	—	(13)	—
Total net plan (income) costs	$11	$2	$15	$6	$(12)	$(3)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost—benefits earned during the period	$23	$27	$24	$29	$3	$3
Interest cost on benefit obligation	36	29	49	57	21	21
Expected return on plan assets	(29)	(42)	(58)	(83)	(15)	(24)
Amortization and deferrals:
Actuarial (gain) loss	2	(9)	26	15	3	—
Prior service cost	—	—	—	—	(9)	(9)
Net plan (income) costs	32	5	41	18	3	(9)
Curtailments	—	—	—	—	(13)	—
Total net plan (income) costs	$32	$5	$41	$18	$(10)	$(9)

Curtailments.   On April 30, 2009, due to workforce management under the FY 2009 Plan, (see Note 10, “Restructuring Costs, Asset Impairments and Other Special Charges”), we recorded a curtailment loss of less than $1 million related to a Non-U.S. plan as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS No.88”).  In connection with the remeasurement of the pension obligation for this plan, we recorded additional net losses totaling $45 million in accumulated other comprehensive loss on the balance sheet mainly due to lower asset values as compared to the previous measurement.

As of July 31, 2009, we recorded net curtailment gains of $13 million related to the U.S. Plans, and another $13 million related to the U.S. post retirement benefit plans also due to workforce management under the FY 2009 Plan. The $13 million curtailment of the U.S. Plans was recorded in accumulated other comprehensive loss.  Relating to the U.S. post retirement benefit plans, $13 million was recorded in income (loss) from operations and $14 million was recorded in accumulated other comprehensive loss.   In connection with the remeasurement of the U.S. Plans and U.S. post retirement benefit plans, we recorded additional net losses of $56 million and $103 million in accumulated other comprehensive loss.  These losses were due to significant decreases in the discount rate which were partially offset by higher asset values as compared to the previous measurement which was done at October 31, 2008.

Contributions.  We contributed zero and $38 million to our U.S. defined benefit pension plans during the three and nine months ended July 31, 2009 and zero and $2 million respectively, for the same periods in 2008. We contributed approximately $16 million and $47 million to our non-U.S. defined benefit pension plans during the three and nine months ended July 31, 2009 and $16 million and $35 million, respectively, for the same periods in 2008. During the remainder of fiscal 2009, we expect to contribute approximately $11 million to our non-U.S. defined benefit plans and do not anticipate making further contributions to the U.S. defined benefit pension plans.

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

	FY 2009	FY 2008
	(in millions)
Beginning balance as of November 1,	$29	$29
Accruals for warranties issued during the period	33	38
Changes in estimates	5	—
Settlements made during the period	(39)	(38)
Ending balance as of July 31,	$28	$29

13. SHORT-TERM DEBT

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes.  As of July 31, 2009 the company has no borrowings outstanding under the credit facility.

On August 17, 2009 the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”) (see Note 15, “Long-Term Debt and Long-Term Restricted Cash and Cash Equivalents”)), that we are permitted  to incur.

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

15. LONG-TERM DEBT AND LONG-TERM RESTRICTED CASH AND CASH EQUIVALENTS

The following table summarizes the company’s long-term debt as of July 31, 2009 and October 31, 2008:

	July 31, 2009	October 31, 2008
	(in millions)
World Trade debt	$1,500	$1,500
Other debt	15	14
Total long-term debt	$1,515	$1,514

World Trade Debt

In January 2006, World Trade entered into a five-year Master Repurchase Agreement with a counterparty in which World Trade sold 15,000 Class A preferred shares of Agilent Technologies (Cayco) Limited (“Cayco”) to the counterparty, having an aggregate liquidation preference of $1.5 billion. World Trade owns all of the outstanding common shares of Cayco, a separate legal entity.

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

Other Debt

On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is recorded and classified as long-term debt on our condensed consolidated balance sheet.

Long-Term Restricted Cash & Cash Equivalents

As of July 31, 2009 and October 31, 2008, $1,568 million and $1,582 million were reported as long-term restricted cash and cash equivalents in our condensed consolidated balance sheet, respectively. Of these amounts, $1,557 million and $1,571 million were held in commercial paper maintained in connection with our World Trade debt obligation as of July 31, 2009 and October 31, 2008, respectively.

16. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended July 31,
	2009	2008
	(in millions)
Net income (loss)	$(19)	$169
Other comprehensive income:
Change in unrealized gain and loss on investments	6	(5)
Change in unrealized gain and loss on derivative instruments	(2)	(6)
Losses reclassified into earnings related to derivative instruments	2	—
Foreign currency translation	92	(11)
Change in deferred net pension cost	(24)	(2)
Deferred taxes	(27)	2
Comprehensive income	$28	$147

	Nine Months Ended July 31,
	2009	2008
	(in millions)
Net income (loss)	$(56)	$462
Other comprehensive income:
Change in unrealized gain and loss on investments	(4)	(26)
Change in unrealized gain and loss on derivative instruments	(2)	2
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	(25)
Losses reclassified into earnings related to derivative instruments	21	—
Foreign currency translation	114	103
Change in deferred net pension cost	(54)	(5)
Deferred taxes	(38)	(2)
Comprehensive income (loss)	$(19)	$509

17. STOCK REPURCHASE PROGRAM

On November 14, 2007 the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent’s common stock over a two year period.

The following repurchases under this program are, based on settlement date:

	Number of Common Stock Repurchased	Amount of Common Stock Repurchased
	(in millions)
Fiscal Year 2008
Balance as of October 31, 2008	30	$1,000

Fiscal Year 2009
Three months ended
January 31, 2009	7	125
April 30, 2009	2	32
July 31, 2009	—	—
Program to date as of July 31, 2009	39	$1,157

All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the plan is $843 million. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year.

18. SEGMENT INFORMATION

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

The profitability of each of the segments is measured after excluding restructuring, asset impairment charges and other related costs, investment gains and losses, interest income, interest expense, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliation below:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Three months ended July 31, 2009:
Total net revenue	$524	$496	$37	$1,057
Segment income (loss) from operations	$(1)	$91	$(10)	$80
Three months ended July 31, 2008:
Total net revenue	$814	$540	$90	$1,444
Segment income from operations	$123	$102	$11	$236

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Nine months ended July 31, 2009:
Total net revenue	$1,675	$1,519	$120	$3,314
Segment income (loss) from operations	$(2)	$281	$(37)	$242
Nine months ended July 31, 2008:
Total net revenue	$2,413	$1,601	$279	$4,293
Segment income from operations	$315	$274	$26	$615

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Total reportable segments’ income from operations	$80	$236	$242	$615
Restructuring and other related costs	(70)	(5)	(201)	(23)
Asset impairment	(11)	—	(34)	—
Net translation gain from liquidation of a subsidiary	—	—	—	11
Acceleration of debt issuance costs	—	(8)	—	(13)
Interest income	5	23	25	89
Interest expense	(21)	(23)	(67)	(77)
Other income (expense), net	(24)	5	(6)	5
Amortization of intangibles and other	—	(13)	(31)	(49)
Income (loss) from operations before taxes, as reported	$(41)	$215	$(72)	$558

For the three months ended July 31, 2009, other income (expense), net included $23 million of loss on divestitures. For the nine months ended July 31, 2009, other income (expense), net included $23 million of loss on divestitures and $6 million gain in respect of a patent litigation judgment.

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

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Assets:
As of July 31, 2009	$1,722	$1,449	$366	$3,537
As of October 31, 2008	$2,014	$1,505	$387	$3,906

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, our expectations with respect to the outcome of our current tax audits, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position and level of debt, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, our stock repurchase program, our transition to lower-cost regions, our restructuring activities, including our current estimates of the scope, timing and cost of those activities, the acquisition of Varian, Inc. and the existence or length of an economic recovery. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”) is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three primary businesses that are focused on the bio-analytical measurement market, the electronic measurement market and the semiconductor and board test market.

We continued to experience overall weakness in the bio-analytical measurement business; however, the food safety market continued to show improvement and increased revenue in the three and nine months ended July 31, 2009 when compared to last year. For the three and nine months ended July 31, 2009 conditions in our electronic measurement and semiconductor and board test businesses remained depressed with continued weakness across all end markets and regions.

For the three and nine months ended July 31, 2009, total orders were $1,071 million and $3,212 million, respectively, a decrease of  23 percent and 26 percent in comparison to the same periods last year. For the three and nine months ended July 31, 2009, bio-analytical orders decreased 14 percent and 11 percent, respectively, electronic measurement orders decreased 26 percent and 31 percent, respectively, and semiconductor and board test orders decreased 56 percent and 66 percent, respectively, when compared to the same periods last year.

Net revenue of $1,057 million and $3,314 million for the three and nine months ended July 31, 2009, respectively, decreased 27 percent and 23 percent, respectively, from the same periods last year. Bio-analytical revenues decreased 8 percent and 5 percent in the three and nine months ended July 31, 2009, respectively, with foreign currency movements accounting for 4 and 5 percentage points of the revenue decline, respectively. Within bio-analytical measurement, chemical analysis was down 11 percent and 6 percent, in the three and nine months ended July 31, 2009 respectively, with food safety showing continued strength, but other markets down compared to last year. Also within bio-analytical measurement, life science was down 5 percent and 4 percent, in the three and nine months ended July 31, 2009, respectively, compared to the same periods last year with declines in both pharmaceutical and biotechnology markets. Electronic measurement revenues decreased 36 percent and 31 percent in the three and nine months ended July 31, 2009, respectively, when compared to last year. Within electronic measurement, revenues in general purpose test decreased

25 percent in both the three and nine months ended July 31, 2009 when compared to last year. There was some relative strength in the aerospace and defense market, but declines in computer and semiconductor markets.  Also within electronic measurement, revenues in communications test decreased 48 percent and 37 percent in the three and nine months ended July 31, 2009, respectively, compared to the same period last year with weakness in all markets. Semiconductor and board test measurement revenues decreased 59 percent and 57 percent in the three and nine months ended July 31, 2009, respectively, with all markets down compared to the same periods last year.

Net loss for the three and nine months ended July 31, 2009 was $19 million and $56 million, respectively, as compared to net income of $169 million and $462 million for the corresponding periods last year. In the nine months ended July 31, 2009, we generated $195 million of cash from operations compared with $498 million generated in the nine months of last year.

We announced restructuring activities in December 2008, February 2009 and March 2009 in response to the deterioration of economic conditions. The restructuring activities were combined under a single restructuring plan and are part of a series of actions being taken by Agilent in response to the current economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. Total restructuring and other special charges of $210 million have been incurred in the nine months ended July 31, 2009 with respect to these actions. A significant proportion of these charges has resulted and will continue to result in cash expenditures. When completed, these actions together are expected to result in future annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions. Of the expected 3,800 reduction in regular positions, approximately 2,000 employees have left Agilent as of July 31, 2009.

On July 26, 2009, Agilent, Varian, Inc. (“Varian”), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction is subject to approval by shareholders of Varian and will be completed after achieving customary closing conditions and regulatory approvals, which we expect before calendar year-end.

Looking forward, we face continued challenging business conditions as the global economic environment remains depressed, but we have seen signs that our businesses may have reached the bottom of the downturn. We remain committed to delivering performance consistent with Agilent’s operating model. We have announced that in the beginning of the first quarter of 2010, we will report Agilent in three segments: electronic measurement, chemical analysis and life sciences.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, restructuring and asset impairment charges, valuation of long-lived assets and accounting for income taxes; certain of which are described below. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. The expected stock price volatility assumption is determined using the historical volatility for our stock. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of stock options. In reaching the decision to move to historical volatility effective November 1, 2008, we considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 36 percent to 46 percent would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

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

We have considered the negative effects of the current downturn in the business environment in evaluating whether we should perform interim goodwill impairment testing. Due to the significant business downturn in the semiconductor and board test reporting unit, we performed step 1 of the goodwill impairment test during the first quarter of 2009 and determined that there was no impairment at that time.  The estimated fair value of our semiconductor and board test reporting unit exceeded its carrying value by a range of approximately $100 million. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, we applied a hypothetical 10 percent decrease to the fair value of the semiconductor and board test reporting unit which we believe represented a reasonable possible change when we performed the test. This hypothetical 10 percent decrease did not change the results of our impairment testing. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.  There was no impairment of goodwill during the nine months ended July 31, 2009.

Restructuring and asset impairment charges.  The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. These estimates were derived using the guidance of SFAS No. 144, Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”) and  SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). The charges related to inventory include estimated future inventory disposal payments that we are contractually obliged to make to our suppliers and reserves taken against inventory on hand. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At July 31, 2009, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances for certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

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

Total restructuring and other special charges of $210 million have been incurred in the nine months ended July 31, 2009 with respect to these actions. Of the $210 million, $24 million related to asset impairments and $22 million related to special charges for excess inventory as a result of exiting the inspection businesses in our semiconductor and board test segment.  Of the 3,800 reduction in regular positions under the FY 2009 Plan, approximately 2,000 employees have left Agilent as of July 31, 2009. We expect to complete the majority of these activities related to the FY 2009 Plan by October 31, 2009 with the remainder expected to be completed by the end of the second quarter of fiscal 2010. As a result of these actions, the average future working lifetime of the employees remaining in our U.S post retirement benefit plan decreased, and accordingly, we recorded a $13 million net curtailment gain in the three months ended July 31, 2009.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$1,071	$1,387	$3,212	$4,312	(23)%	(26)%
Net revenue:
Products	$835	$1,195	$2,636	$3,570	(30)%	(26)%
Services and other	222	249	678	723	(11)%	(6)%
Total net revenue	$1,057	$1,444	$3,314	$4,293	(27)%	(23)%

Agilent orders decreased 23 percent and 26 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year. Our bio-analytical measurement business experienced weakening market activity and recorded an order decrease of 14 percent and 11 percent for the three and nine months ended July 31, 2009, respectively. In comparison with the same periods last year, electronic measurement orders decreased 26 percent and 31 percent for the three and nine months ended July 31, 2009, respectively, with weakness in both general purpose and communications test markets. Semiconductor and board test orders decreased 56 percent and 66 percent for the three and nine months ended July 31, 2009, respectively, with all markets down in comparison with the same periods last year.

Agilent net revenue decreased 27 percent and 23 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year. The bio-analytical measurement business revenues decreased 8 percent and 5 percent for the three and nine months ended July 31, 2009, respectively. Chemical analysis reported a decrease of 11 percent and 6 percent for the three and nine months ended July 31, 2009, respectively. Food safety remained robust while weakness was widespread across other applied markets. Life sciences reported a decrease of 5 percent and 4 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year. Within life sciences, the pharmaceutical and biotechnology market was down compared to last year as activity continued to be constrained by the economy and academic and government markets were also down compared to last year with no impact from the U.S. government stimulus package. Electronic measurement business revenues decreased 36 percent and 31percent for the three and nine months ended July 31, 2009, respectively, compared to last year. General purpose test revenues decreased 25 percent in both the three and nine months ended July 31, 2009 as market decline was widespread and manufacturing, computer and semiconductor product demand was under pressure, but there was relative strength in aerospace and defense in the U.S., Japan and China even as Europe remained weak. Communications test end market revenues decreased 48 percent and 37 percent for the three and nine months ended July 31, 2009 with weakness in each of the markets.  Semiconductor and board test measurement revenues decreased 59 percent and 57 percent for the three and nine months ended July 31, 2009, respectively, when compared to the same periods last year with all markets down.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue for the three and nine months ended July 31, 2009 decreased 11 percent and 6 percent, respectively when compared to the same periods last year. Service revenue trends tend to lag product revenue due to the deferral of service revenue, most of which is recognized over extended time periods.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2009	2008	2009	2008	Months		Months
Total gross margin	51.0%	55.6%	50.0%	55.1%	(5	)ppts	(5	)ppts
Operating margin	(0.1)%	15.1%	(0.7)%	12.6%	(15	)ppts	(13	)ppts

(in millions)
Research and development	$153	$170	$492	$534	(10)%		(8)%
Selling, general and administrative	$387	$415	$1,190	$1,289	(7)%		(8)%

Total gross margins for the three and nine months ended July 31, 2009 showed a 5 percentage point decrease compared to the same periods last year.  The majority of the decrease in gross margins was related to the drop in volume of revenues. Operating margins have decreased 15 percentage points and 13 percentage points for the three and nine months ended July 31, 2009, respectively, compared with the same periods last year.

Research and development expenses decreased 10 percent and 8 percent, in the three and nine months ended July 31, 2009 respectively, compared to the same periods last year. A net decrease in expenses after incurring restructuring costs was attributable to lower variable pay, wage reductions and favorable foreign currency movements. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 7 percent and 8 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year. The net decrease in expenses after incurring restructuring costs, in the three and nine months ended July 31, 2009 was due to expense controls we have implemented in this difficult economic environment, in particular, lower variable pay, wage reductions and reduced commissions. We also experienced a reduction in costs due to favorable foreign currency movements compared to last year.

At July 31, 2009, our headcount was approximately 17,900.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model.  GIO, which includes IT, Workplace Services, HR, Legal and Finance, continues to work proactively to reduce expenses while delivering infrastructure support to business operations. In response to the continuing deterioration of economic conditions we announced a GIO restructuring program in February 2009. This will move GIO to a more appropriate size and structure for the current economic realities. All of the actions associated with the restructuring of our GIO have now been taken.

Provision for Income Taxes

For the three and nine months ended July 31, 2009, we recorded an income tax benefit of $22 million and $16 million, respectively, compared to an income tax provision of $46 million and $96 million in the same periods last year. The income tax benefits for the three and nine months ended July 31, 2009 include net discrete benefits of $25 million and $67 million, respectively, relating primarily to benefits associated with valuation allowance adjustments based on changes in other comprehensive income (“OCI”) items,  lapses of statutes of limitations and tax settlements. The discrete tax benefits relating to the valuation allowance adjustments based on OCI items are $24 million and $32 million, respectively for the three and nine months ended July 31, 2009. The tax provisions for the three and nine months ended July 31, 2008 included a benefit of zero and $12 million, respectively, for effectively settled issues related to foreign audits.

Income tax expense is net of taxes recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S. and the U.K. where we have recorded valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At July 31, 2009, our estimate of the annual effective tax rate was 14 percent (a tax benefit divided by a loss from operations). The income tax rate is 22 percent for the nine months ended July 31, 2009 (again, a tax benefit divided by a loss from operations). Excluding the impact of net discrete tax benefits, we anticipated at July 31, 2009 that the full-year 2009 effective tax rate would be approximately 24 percent. This tax rate reflects that our structure has a fixed component of tax, and on reduced expected earnings, the tax rate has increased over prior periods. Given uncertain economic times, it is likely that the effective tax rates will change as the amount and/or mix of income and related taxes changes. The full-year tax rates reflect taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. Our effective tax rate is calculated using projected annual pre-tax income or loss from operations adjusted to exclude loss entities for which no tax benefit is anticipated and is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., the tax years remain open back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease in our unrecognized tax benefits that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed many adjustments to taxable income. One adjustment, however, which deals with the use of Agilent’s brand name by our foreign affiliates accounts for the majority of the proposed adjustments. In August of 2009, this brand name issue was resolved with no adjustments made to Agilent’s taxable income. We continue to meet with the Appeals Office of the IRS in order to resolve the remaining issues associated with the RAR’s proposed adjustments. We are uncertain as to how and when these issues will be finally resolved. It may take several years. We believe that any required adjustments however will be more than offset by applying available net operating losses from the years under audit and undisputed tax credits. Based on current information, we believe that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three primary businesses focused on the bio-analytical measurement market, the electronic measurement market and the semiconductor and board test market.

In the first quarter of 2009, we formed a new operating segment from our existing businesses, the semiconductor and board test segment. The new segment covers semiconductor equipment and services sold to semiconductor manufacturing and printed circuit board assembly customers. The semiconductor and board test segment combines laser interferometer, parametric test and printed circuit board manufacturing test equipment. Laser interferometer was formerly part of the bio-analytical measurement segment and both the parametric test and printed circuit test were formerly part of the electronic measurement segment. The semiconductor and board test segment was determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions, highly cyclical market and specialized manufacturing, were considered in determining the formation of this new operating segment.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$542	$733	$1,623	$2,363	(26)%	(31)%
Net revenue	$524	$814	$1,675	$2,413	(36)%	(31)%

Electronic measurement orders for the three and nine months ended July 31, 2009, declined 26 percent and 31 percent, respectively, when compared to the same periods last year.  Foreign currency movements accounted for 1 percentage point of the year-over-year decline for the past three months and 2 percentage points of the decline for the past nine months.  In our general purpose test business, the manufacturing market remains under pressure, as well as the computers and semiconductor market. Aerospace and defense demand, while also off from last year’s level, was relatively strong and showed signs of stabilization.  In our communications test business, all end markets declined, although wireless R&D performed relatively better than wireless manufacturing.

Electronic measurement revenues for the three and nine months ended July 31, 2009, declined 36 percent and 31 percent, respectively, when compared to the same period last year due to weakness in both general purpose and communications test markets.  Foreign currency movements accounted for 2 percentage points of the year-over-year decline for both the past three months and the past nine months. Regionally, for the three months ended July 31, 2009, revenues from the Americas declined 36 percent, while Europe, Japan and Other Asia declined 38 percent, 43 percent and 30 percent respectively. Regionally, for the nine months ended July 31, 2009, revenues from the Americas declined 28 percent, while Europe, Japan and Other Asia declined 31 percent, 38 percent and 30 percent respectively.

General purpose test revenues of $326 million, representing approximately 62 percent of electronic measurement revenues, declined 25 percent in both the three and nine months ended July 31, 2009 compared to the same periods last year.  Within general purpose test, all market segments declined in the three months ended July 31, 2009, compared to the same period last year with relative strength in aerospace and defense offset by declines in computer and semiconductor and other general purpose test business.  Government demand in aerospace and defense strengthened, particularly in homeland security-related applications for surveillance and intelligence.  Weakness persists in the computer and semiconductor measurement markets due to continued capital spending contraction in both R&D and manufacturing applications.  Other general purpose test markets are weak with particular softness in electronic manufacturing and automotive markets.  Year-on-year rates of decline in general purpose end markets are slowing and total sequential revenues were only down 3 percent.

Communications test revenues of $198 million, representing approximately 38 percent of electronic measurement revenues, declined 48 percent and 37 percent in the three and nine months ended July 31, 2009, respectively, compared to the same periods last year.  All communications test end markets experienced double-digit declines in the three months ended July 31, 2009, compared to the same period last year.  The wireless R&D market performed better than other submarkets as R&D investment continues for high-speed applications, as well as for pre-conformance and interoperability test solutions, particularly for long-term evolution (an emerging wireless standard). Investment in next-generation technology in China continues to build. Wireless manufacturing markets declined in the three months ended July 31, 2009, compared to the same period last year, as handset market capacity expansion is limited primarily to smart phones.  Sequential wireless manufacturing end market revenues were flat. Capital spending remains limited in the other communications test submarkets.  Network monitoring declined due to the continued consolidation in the network operator and service provider markets.  Network equipment manufacturer business remains soft with the majority of investment focused only on critical R&D spending for new technologies, which led to declines in the Broadband R&D and manufacturing market versus a strong year-over-year compare.

Looking forward, while some indications of stabilization and improvement in our electronics measurement markets exist, we expect continued weakness due to the current market uncertainty and outlook.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2009	2008	2009	2008	Months		Months
Gross margin	54.5%	58.4%	54.0%	58.5%	(4	)ppts	(4	)ppts
Operating margin	(0.2)%	15.1%	(0.1)%	13.1%	(15	)ppts	(13	)ppts

(in millions)
Research and development	$96	$112	$301	$351	(15)%		(14)%
Selling, general and administrative	$191	$240	$606	$745	(20)%		(19)%

Gross margins for products and services for the three and nine months ended July 31, 2009, declined year-over-year by 4 percentage points for both comparisons due largely to the significant decline in revenue volume.  Notwithstanding the decline in gross margins in these periods, gross margins were benefitted by expense reductions from restructuring, lower variable pay, wage reductions, lower general and direct infrastructure costs and improvements in product mix offset the unfavorable impact of higher pension expenses and E&O (excess and obsolescence) charges.

Research and development expenses for the three and nine months ended July 31, 2009, declined 15 percent and 14 percent, respectively, compared to the same periods last year. This decline was driven by lower variable pay, wage reductions, restructuring, lower general infrastructure costs and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Selling, general and administrative expenses for the three and nine months ended July 31, 2009, declined 20 percent and 19 percent, respectively, compared to the same periods last year.  Year-over-year reductions in SG&A were consistent with R&D and were driven by lower variable pay, wage reductions, restructuring, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Operating margins for the three and nine months ended July 31, 2009, declined by 15 percentage points and 13 percentage points, respectively, compared to the same periods last year.  The year-over-year margin decline due to lower revenue was partially offset by savings from lower variable pay, wage reductions, restructuring, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2009, declined $124 million and $317 million respectively due to the corresponding revenue declines of $290 million and $738 million.  The resultant year-over-year operating margin decremental was 43 percent for both periods as expense reductions partially offset the lower revenue volume.

Bio-analytical Measurement

Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: microarrays, microfluidics, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, and related consumables, reagents and services.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$493	$573	$1,497	$1,679	(14)%	(11)%
Net revenue	$496	$540	$1,519	$1,601	(8)%	(5)%

Bio-analytical measurement orders for the three and nine months ended July 31, 2009 declined 14 percent and 11 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2009 accounted for 3 and 5 percentage points, respectively, of the order decline when compared to the same periods last year. In chemical analysis, we saw strength generally in China and globally for food safety offset by weakness in petrochemical, environmental, and forensics markets.  In life sciences, academic and government orders were down modestly, along with continued decline in pharmaceutical.  Geographically, orders declined 16 percent in the Americas, grew 2 percent in Asia excluding Japan, were flat in Japan, and declined 24 percent in Europe for the three months ended July 31, 2009 compared to the same period last year. Orders declined 12 percent in the Americas, grew 15 percent in Asia excluding Japan, grew 8 percent in Japan, and declined 24 percent in Europe for the nine months ended July 31, 2009 compared to the same period last year.

Bio-analytical measurement revenues for the three and nine months ended July 31, 2009 declined 8 percent and 5 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2009 accounted for 4 and 5 percentage points, respectively, of the revenue decline when compared to the same periods last year.  Geographically, revenues declined 13 percent in the Americas, grew 19 percent in Asia excluding Japan, grew 8 percent in Japan, and declined 22 percent in Europe for the three months ended July 31, 2009 compared to the same period last year. Revenues declined 7 percent in the Americas, grew 13 percent in Asia excluding Japan, grew 10 percent in Japan, and declined 16 percent in Europe for the nine months ended July 31, 2009 compared to the same period last year.

Chemical analysis revenue of $262 million, representing approximately 53 percent of bio-analytical measurement revenues, declined 11 percent and 6 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year.  Chemical analysis saw declines in environmental, petrochemical and forensics testing solutions while food safety posted revenue growth for the three and nine months ended July 31, 2009.  Growth in this sector continues to be driven by increased regulatory standards worldwide.

Life sciences revenue of $234 million, representing approximately 47 percent of bio-analytical measurement revenues, declined 5 percent and 4 percent for the three and nine months ended July 31, 2009, respectively, compared to the same periods last year.  For the three and nine months ended July 31, 2009, we saw declines in the pharmaceutical and biotech markets.  For the three months ended July 31, 2009, academic research demand continues to be stable for high-end mass spectrometry instrumentation and microarray solutions.  These platforms are key in answering complex biological questions and the research of proteins, peptides, and small molecules.

Looking forward, we expect a continued challenging environment due to general economic conditions, but see opportunities with government stimulus programs worldwide and investments in food safety.  Our liquid chromatography mass spectrometry (“LC/MS”) and gas chromatography mass spectrometry (“GC/MS”) systems are well positioned to address these market needs.  In Life Sciences, we are well positioned to expand the range of our technology offering along the life sciences workflow.  In addition, our ongoing expansion of the LC/MS and GC/MS portfolios, augmented with focused research and development programs will enable Agilent to address the high-growth proteomics and metabolomics market needs.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2009	2008	2009	2008	Months		Months
Gross margin	53.4%	54.0%	54.1%	53.1%	(1	)ppts	1	ppts
Operating margin	18.3%	18.9%	18.5%	17.1%	(1	)ppts	1	ppts

(in millions)
Research and development	$43	$47	$135	$141	(9)%		(4)%
Selling, general and administrative	$132	$143	$407	$437	(8)%		(7)%

Gross margins declined by 1 percentage point for the three months ended July 31, 2009 compared to the same period last year.  The margin decline was due to lower volume and higher discounts, but largely offset by lower variable pay, wage reductions, lower global infrastructure costs, and favorable foreign currency movements.  Gross margins improved by 1 percentage point for the nine months ended July 31, 2009 compared to the same period last year.

Research and development expenses declined 9 percent and 4 percent, respectively, for the three and nine months ended July 31, 2009 compared to the same periods last year.  The decline was driven by lower variable pay, wage reductions, lower global infrastructure costs, and favorable foreign currency movements.

Selling, general and administrative expenses declined 8 percent and 7 percent, respectively, for the three and nine months ended July 31, 2009 compared to the same periods last year.  The decline in the three months ended July 31, 2009 was due to lower variable pay, wage reductions, lower global infrastructure costs, lower commissions, and favorable foreign currency movements.

Operating margins declined by 1 percentage point for the three months ended July 31, 2009 compared to the same period last year.  The year-over-year margin decline was due to the drop in sales volume.  Operating margins improved by 1 percentage point for the nine months ended July 31, 2009 compared to the same period last year.

Income from Operations

Income from operations decreased $11 million for the three months ended July 31, 2009 compared to the same period last year.  Income from operations increased $7 million for the nine months ended July 31, 2009 compared to the same period last year.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2009	2008	2009	2008	Months	Months
	(in millions)
Orders	$36	$81	$92	$270	(56)%	(66)%
Net revenue	$37	$90	$120	$279	(59)%	(57)%

Semiconductor and board test measurement orders for the three and nine months ended July 31, 2009, declined 56 percent and 66 percent respectively when compared to the same period last year, but improved 60 percent sequentially.  On a regional basis, orders in the three months ended July 31, 2009 declined 63 percent in the Americas, 59 percent in Europe, 77 percent in Japan and 40 percent in Other Asia when compared to the same period last year. Orders in the nine months ended July 31, 2009 declined 63 percent in the Americas, 66 percent in Europe, 67 percent in Japan and 67 percent in Other Asia when compared to the same period last year.

Semiconductor and board test measurement revenues for the three and nine months ended July 31, 2009, declined 59 percent and 57 percent respectively when compared to the same period last year as all markets and geographies declined markedly.  Capital spending remains depressed in all markets due to low capacity utilization in both electronic manufacturing and semiconductor fabrication facilities.

The electronic manufacturing market remains under significant pressure due to the global decline in demand for consumer electronics and market uncertainty.  While contract manufacturers have seen capacity utilization rates increase slightly, production line expansion has virtually ceased. The semiconductor fabrication market remains stalled as global semiconductor demand is down on weak demand for wireless and computing devices.  In addition, semiconductor equipment supplier demand remains quite weak with low semiconductor fabrication utilization rates.  Demand for parametric test applications and solutions remains soft.

Looking forward, we expect continued weakness in our semiconductor and board test measurement business due to the current market uncertainty and volatility.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2009	2008	2009	2008	Months		Months
Gross margin	32.7%	50.6%	31.7%	50.4%	(18	)ppts	(19	)ppts
Operating margin	(25.8)%	11.8%	(30.3)%	9.2%	(38	)ppts	(39	)ppts

(in millions)
Research and development	$7	$11	$26	$38	(36)%		(32)%
Selling, general and administrative	$15	$24	$49	$77	(38)%		(37)%

Gross margins for products and services for the three and nine months ended July 31, declined by 18 percentage points and 19 percentage points, respectively, year-over-year, due to the significant decline in volume. Savings from restructuring, lower variable pay, wage reductions, lower general and direct infrastructure costs were offset by the unfavorable impact of mix and pension expenses.

Research and development expenses for the three and nine months ended July 31, 2009, declined 36 percent and 32 percent, respectively, compared to the same periods last year. This decline was driven by restructuring, lower variable pay, wage reductions, reduced general infrastructure costs and reductions in operational spending.

Selling, general and administrative expenses for the three and nine months ended July 31, 2009, declined 38 percent and 37 percent, respectively, compared to the same period last year.  This decline was driven by restructuring, lower variable pay, wage reductions, reduced general infrastructure costs and reductions in operational spending.

Operating margins for the three and nine months ended July 31, 2009, declined by 38 percentage points and 39 percentage points, respectively, compared to the same period last year.  The year-over-year margin decline was due principally to lower revenues and was partially offset by savings from restructuring, lower variable pay, wage reductions, lower general infrastructure costs, and reductions in operational spending.

Income from Operations

Income from operations for the three and nine months ended July 31, 2009, declined $21 million and $63 million, respectively, due to the corresponding revenue declines of $53 million and $159 million.  The resultant year-over-year operating margin decremental was 40 percent in both periods as expense reductions partially offset the lower revenue volume.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our financial position as of July 31, 2009 included cash and cash equivalents of $1,479 million as compared to $1,405 million as of October 31, 2008.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $195 million for the nine months ended July 31, 2009 compared to $498 million provided in the same period in 2008. The decline in cash generated from operating activity was mainly due to the decrease in revenue. In the nine months ended July 31, 2009, we paid approximately $128 million under our variable pay programs, as compared to $220 million during the same period of 2008. We paid approximately $109 million as restructuring cash payments in the nine months ended July 31, 2009 as compared to $55 million in the same period in 2008. Our net interest expense increased by $41 million in the nine months ended July 31, 2009 compared to the same period last year. We also paid approximately $100 million in taxes in the nine months ended July 31, 2009 as compared to $181 million in the same period in 2008.

In the nine months ended July 31, 2009, accounts receivable provided cash of $243 million as compared to $14 million cash provided in the same period in 2008. The cash provided by accounts receivable was due in part to the decrease in revenues in the first nine months of 2009. Day’s sales outstanding decreased to 46 days as of July 31, 2009 compared to 47 days for the same period last year. Accounts payable used cash of $63 million in the nine months ended July 31, 2009 compared to cash used of $10 million in the same period in 2008. Cash provided by inventory was $37 million in the nine months ended July 31, 2009 compared to cash used of $38 million in the same period in 2008. Inventory days on-hand increased to 99 days as of July 31, 2009 compared to 95 days as of the end of the same period last year.

In November 2008, we terminated two interest rate swap contracts associated with our senior notes having a notional value of $400 million. The net settlement amount received as a result of the termination was $43 million and is included in cash from operating activities.

We contributed approximately $85 million to our defined benefit plans in the first nine months of 2009 compared to $37 million in the same period of 2008. The significant increase in contributions was necessary to bring our plans into compliance with agreements and laws due to declines in asset values of our various pension plans. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. During the remainder of fiscal 2009, we expect to contribute approximately $11 million to our non-U.S. defined benefit plans, and do not expect to contribute cash to our U.S. defined benefit pension plans.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended July 31, 2009 was $34 million, compared to $371 million used in the same period of 2008. Investments in property, plant and equipment were $98 million in the first nine months of 2009, as compared to investments of $110 million in the same period in 2008. We expect that total capital expenditures for the current year will be less than last years’ expenditures which were $154 million for 2008. There were no proceeds from sale of property, plant and equipment in the nine months ended July 31, 2009 as compared to $14 million in the same period of 2008. In the nine months of 2009, other, net in the investing section of the condensed consolidated statement of cash flows consisted of $2 million investment in acquisitions and intangible assets, net of cash acquired and $1 million of proceeds from divestitures. In the nine months of 2008, we invested $171 million in acquisitions and intangible assets, net of cash acquired. In the first nine months of 2009, restricted cash and cash equivalents decreased approximately $14 million compared to a decrease of $33 million in 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2009 was $104 million compared to $342 million used in the same period of 2008.

In the first quarter of 2008, the Audit and Finance Committee of the Board of Directors authorized a stock repurchase program of up to $2 billion. We repurchased approximately 9 million shares for $157 million during the first nine months of 2009, based on settlement date, as compared to approximately 22 million shares for $750 million during the same period in 2008. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year. Proceeds from the issuance of common stock under employee stock plans were $53 million in the first nine months of 2009 compared to $198 million during the same period in 2008.

We currently hold $1.5 billion of long term debt that was refinanced on November 17, 2008 and the repayment date was extended to January 27, 2011. As of July 31, 2009, we had approximately $1.5 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem this long-term debt. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes.  As of July 31, 2009 the company has no borrowings outstanding under the credit facility.

On August 17, 2009 the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”), that we are permitted to incur.

Other

Other long-term liabilities include $383 million of taxes payable as of July 31, 2009. We are unable to accurately predict when these amounts will be realized or released. There were no other substantial changes from our 2008 Annual Report on Form 10-K to our contractual commitments in the first nine months of fiscal year 2009. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

We will likely incur additional new indebtedness, and may expand our World Trade structured financing, to finance a portion of the purchase price for the Varian acquisition.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent and 67 percent of our revenues were generated in U.S. dollars during the third quarter of 2009 and 2008, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties.  Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants’ motion to dismiss.  The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009.  Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability.  Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  On June 9, 2009, the Court entered an order granting preliminary approval of the settlement.   It is uncertain whether the settlement will receive final Court approval.

On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132.  The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. (“Varian”) against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. (“Cobalt”), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian.  A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009.  The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009.  The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt.  The consolidated amended complaint alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian’s directors have engaged in self-dealing, and that the disclosures in Varian’s August 7, 2009 proxy filing are inadequate.  Agilent and Cobalt are alleged to have aided and abetted the Varian directors’ purported breaches of fiduciary duties.  Plaintiffs seek injunctive and other relief, including attorneys’ fees and costs.  On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent.  Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys’ fees and costs).  Agilent believes that the claims asserted against it and Cobalt are without merit.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last. A continuing economic downturn and continuing financial market disruptions may adversely impact our business resulting in:

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during the fiscal third quarter due to declines in market activity caused largely by the global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us.  Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

The actions that we are taking to reduce costs could have long-term adverse effects on our business.

Since December 2008, we have announced significant restructuring activities in our global infrastructure organization and our semiconductor and board test segment and electronic measurement segment.  This restructuring program and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

In addition, although the majority of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond that twelve month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third party financial institutions as counterparties. These financial institutions, generally, have experienced and continue to experience significant adverse effects on their business from the current decline in general economic conditions and uncertainties in the global credit and equity markets. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of the counterparties to perform under hedging contracts.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are very competitive within the regions that we operate. However, there is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees, especially in light of our ongoing restructuring efforts.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2008 we completed a number of acquisitions, including the acquisition of Velocity11 in our first fiscal quarter that year. In addition, in July 2009, we agreed to acquire Varian, Inc., which we expect to complete by calendar year-end. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•      the retention of key employees;

•      the management of facilities and employees in different geographic areas;

•      the retention of key customers;

•      the compatibility of our sales programs and facilities within those of the acquired company; and

•      the compatibility of our existing infrastructure with that of an acquired company.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud.  The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage.  We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002.  However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

If we do not achieve the contemplated benefits of our pending acquisition of Varian, Inc., our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our pending acquisition of Varian. In addition, the consummation of the Varian acquisition is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals in both the U.S. and the European Union. While we intend to consummate the Varian acquisition as soon as practicable after such approvals are obtained, there can be no assurance that we will obtain such approvals or satisfy the other conditions to consummation of the Varian acquisition when expected or at all which could, among other things, delay or prevent us from completing the acquisition or restrict our ability to realize the expected financial and strategic goals of the transaction.

The acquisition involves the integration of Varian with the rest of our company. If we cannot successfully integrate Varian’s operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of the two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•    diversion of senior management’s attention from the management of daily operations to the integration of operations;

•    difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•    the potential loss of key personnel who choose not to join the combined business;

•    the potential loss of key customers who choose not to do business with the combined business;

•   the risk of higher than anticipated costs in continuing support and development of acquired products;

•    difficulties and unanticipated expenses related to the integration of facilities, departments, systems, including accounting systems, computer and other technologies, books and records and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies;

•    difficulties and uncertainties in achieving anticipated cost reductions and operational synergies; and

•    the use of cash resources and increased capital expenditures on integration and implementation activities in excess of our current expectations, which could offset any such savings and other synergies resulting from the Varian acquisition and limit other potential uses of our cash, including stock repurchases and retirement of outstanding debt.

Even if we are able to successfully integrate the operations of Varian, we may not be able to realize the cost savings, synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

•   the possibility that the acquisition may not further our business strategy as we expected;

•   the fact that the acquisition will substantially expand our bio-analytical measurement business, and we may not experience anticipated growth in that market;

•   our operating results or financial condition may be adversely impacted by liabilities that we assume in the acquisition or liabilities related to the acquisition, including claims from terminated employees, customers, former stockholders or other third parties;

•   the risk of intellectual property disputes with respect to Varian’s products;

•   the risk that we may significantly increase our interest expense, leverage and debt service requirements, to the extent that we incur debt to pay for the acquisition; and

•   depending on the timing of the closing of the acquisition, we may experience changes in how we are required to account for the acquisition pursuant to U.S GAAP, for our adoption of FASB Statement No. 141 (revised 2007), Business Combinations, in fiscal 2010, which could materially affect our consolidated financial statements.

As a result of these risks, the Varian acquisition may not contribute to our earnings as expected, we may not achieve expected cost synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

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

We have agreed to indemnify HP for any liability associated with contamination from past operations at all other properties transferred from HP to us, other than those properties currently undergoing remediation by HP. While we are not aware of any material liabilities associated with any potential subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

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

A number of our products from our bio-analytical measurement business are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non-compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

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

We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which allow them to compete with us using that intellectual property.

We received a Revenue Agent’s Report from the U.S. Internal Revenue Service for fiscal years 2000 through 2002 claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations, financial condition and liquidity.

Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service (“IRS”). In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed many adjustments to taxable income. One adjustment, however, which deals with the use of Agilent’s brand name by our foreign affiliates accounts for the majority of the proposed adjustments. In August of 2009, this brand name issue was resolved with no adjustments made to Agilent’s taxable income. We continue to meet with the Appeals Office of the IRS in order to resolve the remaining issues associated with the RAR’s proposed adjustments. We are uncertain as to how and when these issues will be finally resolved. It may take several years. We believe that any required adjustments however will be more than offset by applying available net operating losses from the years under audit and undisputed tax credits. Based on current information, we believe that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

At the end of our third quarter in fiscal 2009, we had cash and cash equivalents of approximately $1.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of July 31, 2009, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

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

We have a significant amount of debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

In October 2007, we issued $600 million in senior unsecured notes. In addition, in May 2007, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $300 million.  We amended our credit facility in August 2009 to provide additional financing flexibility in advance of the Varian acquisition. The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”), that we are permitted to incur. We will likely incur additional debt in order to fund the Varian acquisition, which may include expanding the World Trade structured financing arrangement. We may also borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. We may enter into additional financing arrangements in order to satisfy our $1.5 billion repurchase obligation of our subsidiary, Agilent Technologies World Trade, which is scheduled to come due in January 2011.

Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•      increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•      requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, acquisitions and stock repurchases; and

•      limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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

Although cash generated in the United States covers normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as, the Varian acquisition, the repurchases of our stock and acquisitions of other third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

If we suffer a loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Washington and Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May 1, 2009 through May 30, 2009	—	$—	—	$843
June 1, 2009 through June 30, 2009	—	$—	—	$843
July 1, 2009 through July 31, 2009	—	$—	—	$843
Total	—	$—	—	$843

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

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 48 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2009	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: September 4, 2009	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 11.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.