Form 10-Q/A
period 2009-07-31
AGILENT TECHNOLOGIES INC
filed 2009-10-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
COMMON STOCK, $0.01 PAR VALUE	345,112,058 SHARES

Part II.	Other Information
Item 6.	Exhibits
Signature
Exhibit Index
Ex-101 Instance Document
Ex-101 Schema Document
Ex-101 Calculation Linkbase Document
Ex-101 Labels Linkbase Document
Ex-101 Presentation Linkbase Document
Ex-101 Definition Linkbase Document

Explanatory Note

Agilent Technologies, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (the “Form 10-Q”), filed with the U.S. Securities Exchange Commission on September 4, 2009, for the sole purpose of furnishing the Interactive Data as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 5.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 5, 2009	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: October 5, 2009	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.

11.1*	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 11.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document.

101.SCH§	XBRL Taxonomy Extension Schema Document.

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously Filed.

†	Previously Furnished.

§
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.