Form 10-K
period 2009-10-31
AGILENT TECHNOLOGIES INC
filed 2009-12-21
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2009, was approximately $5.753 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 30, 2009, there were 348,831,278 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 2, 2010, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2009 are incorporated by reference into Part III of this Report	III

Forward-Looking Statements

        This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, the closing of the proposed Varian transaction, our stock repurchase program, our transition to lower-cost regions, and the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        For the fiscal year ended October 31, 2009, we have three business segments comprised of the electronic measurement business, the bio-analytical measurement business and the semiconductor and board test business. Our electronic measurement business focuses on the communications and electronics industries. Our bio-analytical measurement business focuses on the life sciences industry and in the environmental, chemical, food and petrochemical industries. Our semiconductor and board test business provides standard and customized measurement instruments and systems which enable customers to develop and test state-of-the-art semiconductors, test and inspect printed circuit boards, perform functional testing, and measure position and distance information to the sub-nanometer level. In addition to our three businesses, we conduct centralized research through Agilent Technologies Laboratories ("Agilent Labs"). Each of our businesses, including Agilent Labs, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $4.48 billion for the fiscal year ended October 31, 2009, we generated 33 percent in the U.S. and 67 percent outside the U.S. As of October 31, 2009, we employed approximately 16,800 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware and Washington in the U.S. and in China, Germany, India, Japan, Malaysia, Singapore and the United Kingdom.

        Beginning in the first fiscal quarter of 2010, we will form three new operating segments from our existing businesses. The bio-analytical measurement segment will be separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment will recombine electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this reorganization, Agilent will have three businesses — life sciences, chemical analysis and electronic measurement — each of which will comprise a reportable segment. More details on these changes are included under the heading of 2010 Segment Reporting Changes within Management's Discussion and Analysis. The business description in this Item 1 reflects the three segment structure as of and for the year ended October 31, 2009.

        The net revenue, income from operations and assets by business segment, as they were structured, as of and for the fiscal year ended October 31, 2009 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

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

        Our electronic measurement business employed approximately 8,800 people as of October 31, 2009. Our electronic measurement business generated $2.3 billion in revenue in fiscal 2009, $3.2 billion in revenue in fiscal 2008, and $3.1 billion in revenue in fiscal 2007.

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

        Communications service providers require reliable network equipment that enables new service offerings and allows their networks to operate at ever-increasing capacities. To achieve this, communications service providers require a range of sophisticated test instruments and systems to monitor and evaluate network performance and to identify any sources of communications failure.

        Handset manufacturers require test and measurement products for the design, development, manufacture and repair of mobile handsets. These mobile handsets are used for voice, data and video delivery to individuals who connect wirelessly to the service provider's network. The handset manufacturers' primary customers are large and small service providers. The handset manufacturers require test and measurement products that enable technology development in conformance with the latest communications standards.

        The communications test market accounted for approximately 39 percent of revenue from our electronic measurement business in 2009.

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

        We address the biology, life sciences and material science markets by providing microscopy and nanoindentation. Current technology platforms include the atomic force microscope and nano indenters.

        For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and design software in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments.

        Customers use our general purpose test solutions in developing and manufacturing a wide variety of electronic components and systems. These customers' test requirements include testing the electrical parameters of digital, radio frequency, and microwave frequency components and assemblies; testing multiple parameters of the printed circuit boards used in almost every electronic device; testing of the final product; and testing of systems containing multiple electronic instruments. For nanotechnology applications, customers use our products to study biological samples at the cellular and molecular level including imaging of DNA and proteins, and to study and research polymers, electrochemistry, and thin films.

        The general purpose test market accounted for approximately 61 percent of revenue from our electronic measurement business in 2009.

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

        Our wireless communications and microwave network products include radio frequency and microwave test instruments and electronic design automation software tools. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations, as well as satellite and aerospace defense systems. Test products include Electronic Design Automation ("EDA") software, vector and signal analyzers, signal generators, vector network analyzers, and one box testers.

        Our distributed network analyzer product line offers a wide range of capabilities to monitor and troubleshoot wireless networks, high-speed local area networks, wide area networks and asynchronous transfer mode networks carrying multiservice traffic.

        Our suite of fiber optic test products measure and analyze a wide variety of critical optical and electrical parameters in fiber optic networks and their components. Components which can be tested with Agilent solutions include source lasers, optical amplifiers, filters and other passive components. Test products include optical component analyzers, optical power meters, and optical spectrum analyzers.

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

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital test design products, high frequency electronic design tools, and electronics manufacturing test equipment.

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

        Our atomic force microscopes ("AFM") are high-resolution imaging devices that can resolve features as small as an atomic lattice. An AFM allows researchers to observe and manipulate molecular and atomic level features. Our expanding portfolio of AFM products provides customers with reliable, easy-to-use tools for a wide range of nanotechnology applications, including semiconductor, data storage, polymers, materials science and life science studies.

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufacturers of electronic products, handset manufacturers and network equipment manufacturers who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communication networks and services. Our customers use our products to conduct research and development, manufacture, install and maintain radio frequency, microwave frequency, digital, and optical products and systems and conduct nanotechnology research. Many of our customers purchase solutions across several of our major product lines for their different business units.

        We had approximately 17,000 customers for electronic measurement products in fiscal 2009 and no single customer represented greater than 3 percent of net revenue of the electronic measurement business.

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

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in Arizona, California, Colorado and Washington in the U.S. Outside of the U.S., we have manufacturing facilities in China, Germany, Japan, Malaysia and Switzerland.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), Applied Wave Research, Inc., EXFO Electro-Optical Engineering, Inc., JDS Uniphase, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. (a subsidiary of Danaher Corporation). In the general purpose test market, we compete against companies such as Fluke Corporation (a subsidiary of Danaher Corporation), Hysitron, Inc., Keithley Instruments, Inc., LeCroy Corporation, National Instruments Corporation, Photon Dynamics, Inc., SII NanoTechnology Inc., Tektronix, Inc. (a subsidiary of Danaher Corporation), Veeco Instruments Inc. and Wintest Corp.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Bio-Analytical Measurement Business

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: liquid chromatography, gas chromatography, mass spectrometry, microarrays, inductively coupled plasma mass spectroscopy, microfluidics, electrophoresis, laboratory automation and robotics, Polymerase Chain Reaction ("PCR") instrumentation, software and informatics, and related bioreagents, consumables and services.

        We employed approximately 5,100 people as of October 31, 2009 in our bio-analytical measurement business. This business generated revenue of $2.1 billion in fiscal 2009, $2.2 billion in fiscal 2008 and $1.9 billion in fiscal 2007.

  Bio-Analytical Measurement Markets

        Primarily, our bio-analytical measurement business serves the following markets:

  Life Sciences Markets

        Our life science markets accounted for approximately 47 percent of revenue from our bio-analytical measurement business in 2009. Within the life sciences, we focus on the following two primary market categories:

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

                The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research, the focus has widened to include translational research — multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, the European Organisation for Research and the Treatment of Cancer (EORTC), the European Molecular Biology Laboratory (EMBL), the Genomics Institute of Singapore (GIS), the Wellcome Trust Sanger Institute, and the National Translational Cancer Research Network (NTRAC). In addition, large donations by private foundations are also fueling growth in this key market segment.

  Chemical Analysis Markets

        Our chemical analysis markets accounted for approximately 53 percent of revenue from the bio-analytical measurement business in 2009. Within chemical analysis, we focus primarily on the following areas: petrochemical and chemical, environmental, forensics and homeland security, and bioagriculture and food safety.

                The Petrochemical and Chemical Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Solutions based on gas chromatography, liquid chromatography and mass spectrometry products are also used in the development, manufacturing and quality control of fine chemicals. Our gas chromatographs are also used to monitor consistent quality in the delivery of natural gas.

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

                The Forensics and Homeland Security Market.    Our liquid chromatography, gas chromatography, mass spectrometry and electrophoresis solutions are used by health and forensics laboratories in the U.S. and abroad, particularly in the analysis of evidence associated with crime or with the detection and identification of biological and chemical warfare agents. This instrumentation is either used in static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

                The Bioagriculture and Food Safety Market.    Food safety industries apply the same general technologies for chemical analysis as the pharmaceutical and environmental markets, including gas and liquid chromatography and mass spectrometry. For example, our mass spectrometer portfolio, including triple quad liquid chromatography mass spectrometers, is used to analyze contaminants and residual pesticides in food. There is a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content. This testing is primarily done via PCR amplification of nucleic acid followed by electrophoresis, real time fluorescent or microarray detection. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms, as well as testing for genetically modified content, using microarray and microfluidics solutions.

Bio-Analytical Measurement Products

        A key factor in all of our bio-analytical measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers. Our key product segments include:

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. Used when sample vaporization is not an option, LC also separates and detects compounds to determine molecular identity and quantity. Our LC instruments are modular in construction and can be configured to form instruments that perform specific analyses. Agilent's HPLC system, the Agilent 1100 Series, has sold over 60,000 systems since its introduction, and in 2006 was replaced by its successor, the advanced 1200 Series Rapid Resolution Liquid Chromatography ("RRLC") System. The 1200 Series is highly flexible, known for its unique capability to switch between ultra high-performance liquid chromatography ("UHPLC") capability of RRLC mode and conventional HPLC mode. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns and ongoing product enhancements. In fiscal 2009 we introduced the 1290 Infinity Liquid Chromatography System, designed to deliver significantly greater power, speed and sensitivity for enhanced performance in the UHPLC market. Our leading edge innovation, HPLC-Chip, is fully commercialized and expanding demand for nano LC solutions across many markets. In fiscal 2009 we introduced a new HPLC-Chip that dramatically simplifies the analysis of phosphopeptides in proteomics research. The Phosphochip is used with Agilent HPLC-Chip/MS instrumentation to identify post-translational modifications ("PTMs") as part of regulating biological pathways.

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. A gas chromatograph ("GC") is used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. We continue to expand the application space for our GCs with the development of new separation columns and product enhancements. Over the last three years, Agilent has introduced updated and advanced models of all of its major gas chromatography platforms, including the launch of the 7890A Gas Chromatograph which replaced the 6890A, the world's most popular Gas Chromatograph. Our advances in GC Capillary Flow Technology provide an effective alternative to more costly and problematic cryogenic solutions in GC X GC applications, and solve practical data quality and throughput problems for customers. Our acquisition of RVM Scientific in fiscal 2008 added rapid, direct heating/cooling systems for GC that greatly reduces GC and GC/MS analytical cycle times, addressing customers' demand for greater productivity, lower power consumption and a reduced footprint. In fiscal 2009 we introduced the 7693A Series Automatic Liquid Sampler ("ALS"), offering substantial gains in throughput, flexibility, sample-preparation automation and serviceability for the current and previous benchtop model GCs.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and ion characteristic patterns of fragment masses that result when a molecule is broken apart. Mass spectrometry is an important tool in analyzing proteins and other biological entities that undergo transformations because it enables the understanding and characterization of their many different states. MS systems are typically used in combination with gas or liquid chromatographs. Agilent's MS portfolio includes instruments built around five main configurations — single quadrupole, triple quadrupole, ion trap, time-of-flight ("TOF") and quadrupole time-of-flight. We significantly expanded our mass spectrometry portfolio over the past three years with a focus on reliability, sensitivity and ease of use. In fiscal 2009 we introduced the 6540 Ultra- High-Definition ("UHD") Accurate-Mass Quadrupole Time-of-Flight ("Q-TOF"), the 6430 triple quadrupole, and the 6230 Accurate-Mass time-of-flight liquid chromatograph/mass spectrometer ("LC/MS") systems. These new platforms serve new and growing markets for Agilent.

  Inductively Coupled Plasma Mass Spectrometry Products

        Agilent is a leading worldwide provider of inductively coupled plasma mass spectroscopy ("ICP-MS") solutions. ICP-MS is an analytical technique used for trace elemental determinations with applications in a number of different fields including drinking water, wastewater, food and life sciences. Agilent's Octopole Reaction System ("ORS") removes interfering species using only inert helium gas, which vastly improves speed and accuracy. A growing trend in the world of elemental analysis has revolved around the speciation of certain metals such as chromium and arsenic. One of the primary techniques to achieve this is to use an ICP-MS in combination with an HPLC. In fiscal 2009 we introduced the 7700 Series ICP-MS trace element analyzer designed for greater performance and ease-of-use, which occupies the smallest amount of bench space of any ICP-MS instrument.

  Microarray Products

        Agilent is a leading worldwide provider of microarray-based, genomics research solutions. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; 60-mer oligo microarrays on industry-standard 1" × 3" glass slides for gene expression; comparative genomic hybridization ("CGH")/Copy Number variation ("CNV") analysis, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications; custom microarray design services; and GeneSpring software products for data analysis. Agilent is also a leading provider of target enrichment systems for next-generation sequencing platforms.

  Lab Automation and Robotics

        The acquisition of Velocity11 during fiscal 2008 enabled us to offer a more comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi-armed robotic systems. These solutions strengthened our offering of automated sample-preparation solutions across a broad range of applications. In fiscal 2009 we continued with our focus on automating laboratory processes by introducing the new Direct Drive Robot and VWorks Automation Control Software. The Direct Drive Robot advances high-throughput screening for drug-discovery research and can also be used in genomics applications, including DNA extraction and PCR sample preparation.

  Electrophoresis Products

        Electrophoresis is used in many scientific and applied disciplines, such as food identification or protein quality control, to separate, quantify, enrich and purify biomolecules which differ in their electrical charge or polarity. Agilent is a world leading supplier of innovative electrophoretic separation solutions. The 2100 Bioanalyzer analyzes biomolecules or cells in microfluidic networks of channels and wells etched into glass chips. The 3100 OFFGEL Fractionator resolves proteins or peptides by isoelectric point with liquid-phase recovery. In fiscal 2009 we introduced the 7100 Capillary Electrophoresis system, which seamlessly integrates with Agilent's MS systems, and is the most sensitive CE system on the market.

  PCR Instrumentation

        The acquisition of Stratagene Corporation during fiscal 2007 provided an expansion of our Life Science tools offering with the addition of tools and instrumentation for implementing PCR. PCR is used by scientists studying genetics to amplify or replicate a small amount of DNA to enable further analysis of the genes. Our portfolio of PCR instrumentation, reagents and kits, coupled with our other products such as microarrays and target enrichment systems for next-generation sequencing, provides a broad set of workflow solutions to customers in the genomics marketplace.

  Software and Informatics Products

        We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory-compliant use of instruments in pharmaceutical quality assurance/quality control environments. With the acquisition of Stratagene Corporation we expanded our bioinformatics portfolio further through a relationship with Strand Genomics. We also augmented our data system capabilities through the 2007 acquisition of Kalabie, a provider of an electronic laboratory notebook (ELN) product.

  Bioreagents

        Bioreagents are the primary tools used by scientists in the Life Science market to interrogate cells, genes and proteins. These bioreagent products are used to conduct a variety of experiments necessary to understand both the form and function of biological entities. The acquisition of Stratagene Corporation provided an expansion of our Life Science tools offering with the addition of a portfolio of reagent products for Nucleic Acid Amplification (PCR) and quantitative real-time PCR (QPCR), Cloning, Mutagenesis, Cell Biology and other key life science applications. These reagent tools enable us to create a broad set of complete workflow solutions to meet customer needs across our Life Science markets.

  Consumables and Services

        We also offer a broad range of consumable products, which support our LC, GC, ICP-MS, and MS technology platforms. These consumable products include sample preparation products, self manufactured GC and LC columns, chemical standards, instrument replacement parts, and consumable supplies to meet our customers' analysis needs. All of our products are designed to Agilent's specifications to improve and maximize the performance of our instruments.

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

  Bio-Analytical Measurement Customers

        We have roughly 23,000 customers, and during fiscal 2009, no single customer represented greater than 3 percent of the net revenue of the business. The bio-analytical measurement business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

  Bio-Analytical Measurement Sales, Marketing and Support

        Our sales and support delivery channels are aligned by key markets. We market products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. Additionally, we are optimizing our worldwide distribution capabilities to address high-growth opportunities such as the environmental, food safety and biopharmaceutical markets in the Asia-Pacific region.

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

  Bio-Analytical Measurement Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado, Texas and Delaware in the U.S. Outside of the U.S., we have manufacturing facilities in China, Germany, Scotland and Japan. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

  Bio-Analytical Measurement Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix, Inc., Illumina, Inc., GEHealthcare, Life Technologies Corp., Thermo Fisher

Scientific Inc. and Waters Corp. Our principal competitors in the chemical analysis arena include: Life Technologies Corp., Perkin Elmer Corp., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Varian, Inc. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

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

Semiconductor and Board Test Business

        Our semiconductor and board test business provides standard and customized measurement instruments and systems which enable customers to develop and test state of the art semiconductors, test and inspect printed circuit boards, perform functional testing, and measure position and distance information to the sub-nanometer level.

        We employed approximately 700 people in our semiconductor and board test business as of October 31, 2009. Our semiconductor and board test business generated $0.2 billion in revenue in fiscal 2009, $0.4 billion in revenue in fiscal 2008 and $0.5 billion in revenue in fiscal 2007.

  Semiconductor and Board Test Markets

        Our semiconductor and board test business primarily serves the following markets:

  Semiconductor development and test

        The semiconductor development and test market consists of companies that design, test and manufacture semiconductor devices. Key market segments are semiconductor design companies, semiconductor foundry manufacturers, universities and research companies. Key sub-segments are integrated devices, memory devices and nanotechnology/microelectro-mechanical systems. Customers use our semiconductor parametric solutions to test the electrical parameters of wafers used in the semiconductor business. Our equipment is used to confirm specifications, improve yields and analyze new material properties. The instrumentation used consists of parametric test systems, parametric analyzers and source measure units.

  Semiconductor and flat panel display lithography

        This market consists of companies designing and selling lithography systems to the semiconductor and flat panel display manufacturers. The lithography business requires precise positioning for the shrinking semiconductor manufacturing dimensions. Our laser interferometer and nano positioning systems provide precise position or distance information. The Agilent solution is integrated into large lithography systems manufactured and sold by original equipment manufacturers ("OEMs").

  Printed circuit board assembly and test

        Our semiconductor and board test products are used by electronic manufacturing services ("EMS") companies, contract manufacturers and OEMs that design, test, manufacture, distribute and service printed circuit board products. Printed circuit boards are used in all electronic products with the largest end-user markets being mobile phones, computers/PCs and telecommunications. Our test instruments, systems and software design tools are used to design products for efficient and cost-effective manufacturing, validate product performance in a variety of configurations and environments and to test an electronic device as it if were in use in its final environment.

  Semiconductor and Board Test Products

  Parametric Test Instruments and Systems

        We are one of the leading suppliers of parametric test instruments and systems which combine hardware technology and customizable system software and are used primarily to examine semiconductor wafers during the semiconductor manufacturing process. The 4070-series and 4080-series are parametric test system families used in manufacturing environments. The B1500-series achieves device characterization in a design and test environment.

  In-Circuit Board Test Systems

        The Agilent 3070 In-Circuit Test ("ICT") system is one of the world's best selling board test systems. The ICT system helps identify quality defects, such as faulty or incorrect parts, that affect electrical performance. This allows early repair of such defects. Agilent recently announced the Medalist i1000 ICT system focused on providing a lower cost test system.

  Laser Interferometer Position Measurement Systems

        Agilent provides precision optical systems that form the basis for our laser interferometry solutions. These systems provide very precise position or distance information for dimensional measurements or motion control. The Agilent solution includes laser heads, optical receivers, sensors and system electronics. Most systems are unique configurations based on customer requirements. Agilent also provides custom design work.

  Semiconductor and Board Test Customers

        We market our semiconductor and board test products to semiconductor design and manufacturing companies, research labs and universities, nanotechnology labs, contract manufacturers, original equipment manufacturers, semiconductor lithography original equipment manufacturers and machine tool calibrator OEMs.

        We had approximately 1,000 customers for semiconductor and board test products in fiscal 2009. One customer accounted for more than 10 percent of net semiconductor and board test segment revenue but less than 10 percent of consolidated Agilent revenue. The top three customers collectively accounted for more than 20 percent of net revenue of the semiconductor and board test business. The loss of any one of such customers could have a material adverse effect on the semiconductor and board test segment.

        The orders and revenues from the semiconductor and board test markets are seasonal, traditionally marked by lower business levels in the first quarter of the fiscal year, increasing volumes in the second and third quarters of the fiscal year, and fourth quarter volumes somewhere between the second and third quarters.

  Semiconductor and Board Test Sales, Marketing and Support

        We have a focused sales strategy with a specialized direct sales force, resellers and manufacturer's representatives. Our direct sales force is predominantly dedicated to semiconductor and board test product line sales only. They focus on identifying the needs of our largest customers. Resellers and manufacturer's representatives assist with integrated solutions and geographical coverage, respectively. The semiconductor and board test solutions require integration of equipment, application services, software and after-sale service contracts.

        The sales team works closely with original equipment manufacturers and their semiconductor foundry or contract manufacturing partner. The original equipment manufacturer often specifies the test equipment requirements, however the semiconductor foundry or contract manufacturer will purchase the equipment from Agilent or our channel partner.

  Semiconductor and Board Test Manufacturing

        We concentrate our semiconductor and board test manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California in the U.S. Outside of the U.S., we have manufacturing facilities in Japan and Malaysia.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Semiconductor and Board Test Competition

        Our semiconductor and board test business competes with a number of significant competitors in our major product categories and across our targeted industries. Our primary competitors are Keithley Instruments, Inc., Orbotech Ltd., Teradyne, Inc., TRI Test Research Inc., and Zygo Corporation.

        Our semiconductor and board test business products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Agilent Technologies Research Laboratories

        Agilent Research Laboratories is our central research organization based in Santa Clara, California, with satellite offices in Beijing, China; Leuven, Belgium; and South Queensferry, Scotland. The Research Laboratories create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's measurement footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

        The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, nano/microfabrication, microfluidics, software, informatics, optics, physics, physiology and signal processing.

Global Infrastructure Organization

        We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. These organizations are generally headquartered in Santa Clara, California, with services provided worldwide. As of the end of October 2009, our global infrastructure organization employed approximately 2,200 people worldwide, which includes the Agilent Labs researchers described above.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $642 million in 2009, $704 million in 2008 and $685 million in 2007, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        On October 31, 2009, our unfilled orders for the electronic measurement business were approximately $630 million, as compared to approximately $610 million at October 31, 2008. On October 31, 2009, our unfilled orders for the bio-analytical measurement business were approximately $380 million, as compared to approximately $360 million at October 31, 2008. Within our semiconductor and board test business our unfilled orders were approximately $40 million on October 31, 2009 as compared to approximately $60 million at October 31, 2008. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

Materials

        Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Our electronic measurement, bio-analytical measurement and semiconductor and board test businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

Environmental

        Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to Agilent will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal, and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.

        Some of our operations are located on properties that are known to have subsurface contamination undergoing remediation by our former parent company, Hewlett-Packard Company ("HP"). As part of the initial separation agreement from HP in 1999, HP agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. The determination of the existence and cost of remediation of additional contamination caused by us, if any, could involve costly and time-consuming negotiations and litigation. While we expect that HP will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so. Under our agreement with HP, HP will have access to these properties to perform the remediation. HP has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that our operations will not be interrupted or that we will not be required to incur unreimbursed costs associated with the remediation. The remediation could also harm on-site operations and the future use and negatively affect the value and future use of the properties. Several of the sites under the initial separation agreement from HP have been sold.

        In addition, some of these properties are undergoing remediation by HP under an order of an agency of the state in which the property is located. Although HP has agreed to indemnify us with respect to such subsurface contamination, it is possible that one or more of the governmental agencies will require us to be named on any of these orders. The naming of Agilent will not affect HP's obligation to indemnify us with regard to these matters.

        We are liable and are indemnifying HP for any contamination found at all facilities transferred to us by HP excluding the properties undergoing remediation. In addition, we are obligated to indemnify HP for liability associated with past non-compliance with environmental laws regulating ongoing operations, if any, at all properties transferred to us by HP, as well as at sold or discontinued businesses that are related to our businesses. While we are not aware of any material liabilities associated with such indemnified matters, there is no guarantee that such contamination or regulatory non-compliance does not exist, and will not expose us to material liability in the future.

        We are being indemnified by HP with respect to all environmental liabilities for which HP accrued a reserve, and we are not aware of any material environmental liabilities assumed by us which are not subject to the indemnity.

        We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 67 percent in fiscal 2009, 68 percent in fiscal 2008 and 66 percent in fiscal 2007, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 13 percent in fiscal 2009, 11 percent in fiscal 2008 and 10 percent in fiscal 2007. Approximately 11 percent of our revenue in fiscal 2009 and 12 percent in fiscal 2008 and fiscal 2007 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 51 percent in fiscal year 2009, 48 percent in fiscal year 2008 and 55 percent in fiscal year 2007. Approximately 16, 14 and 16 percent of our long-lived assets were located in Japan in fiscal years 2009, 2008 and 2007, respectively.

        Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

        Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold. There may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 21, "Segment Information", to our consolidated financial statements.

Acquisition and Disposal of Material Assets

        On July 26, 2009, Agilent, Varian, Inc. ("Varian"), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian's common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction has been approved by shareholders of Varian and is expected to be completed after achieving customary closing conditions and regulatory approvals. We may finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        Adrian T. Dillon, 55, has served as our Executive Vice President, Finance and Administration, Chief Financial Officer since March 2005. Mr. Dillon served as our Executive Vice President and Chief Financial Officer from December 2001 to March 2005. Prior to joining Agilent, Mr. Dillon served as Executive Vice President and Chief Financial and Planning Officer of Eaton Corporation from April 1997 to December 2001. Mr. Dillon held various management positions at Eaton Corporation from 1979 to 1997. Mr. Dillon is a member of the Board of Directors of Williams-Sonoma, Inc., where he is Chairman of the Audit and Finance Committee. Mr. Dillon was also a member of the Board of Directors of Verigy Ltd. from March 2006 to July 2007 and served as Chairman from June 2006 to July 2007.

        Jean M. Halloran, 57, has served as our Senior Vice President, Human Resources since August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 58, has served as our Vice President, Corporate Controllership and Tax since November 2006 and as our Chief Accounting Officer since November 2007. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France. In 1993, he became Director of Finance and Administration of Hewlett-Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett-Packard Europe, Middle East, and Africa.

        Marie Oh Huber, 48, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. Ms. Huber served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009, as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007 and as our Assistant General Counsel and Assistant Secretary from May 1999 to July 2002. Ms. Huber served as an attorney and counsel for Hewlett-Packard Company from 1990 to May 1999. She is also a director of American Leadership Forum — Silicon Valley.

        Michael R. McMullen, 48, has served as Senior Vice President, Agilent and President, Chemical Analysis Group since September 2009. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett-Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.

        Ronald S. Nersesian, 50, has served as Senior Vice President, Agilent and President, Electronic Measurement Group since March 2009. From February 2005 to February 2009, Mr. Nersesian served as our Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group and from May 2002 to February 2005, as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002, including Senior Vice President and General Manager of the Digital Storage Oscilloscope Business.

        Nicolas H. Roelofs, 51, has served as Senior Vice President, Agilent and President, Life Sciences Group since September 2009. From June 2006 to September 2009 he served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from September 2001 to December 2004.

        William P. Sullivan, 59, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

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

Item 1A.    Risk Factors

Risks, Uncertainties and Other Factors That May Affect Future Results

  Continued depressed general economic conditions and uncertainties in the global credit and equity markets may adversely affect our operating results and financial condition.

        Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last. A continuing economic downturn and continuing financial market disruptions may adversely impact our business resulting in:

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

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during the year due to declines in market activity caused largely by the continued global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

  The actions that we are taking to reduce costs could have long-term adverse effects on our business.

        Since December 2008, we have announced and implemented significant restructuring activities in our global infrastructure organization and our semiconductor and board test segment and electronic measurement segment. This restructuring program and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

  The impact of consolidation of competitors in the electronic measurement and life sciences markets is difficult to predict and may harm our business.

        The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in September 2009, Danaher Corporation announced an agreement to acquire the Life Sciences Instrumentation Businesses from MDS Inc. and Life Technologies Corp. Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

  Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2009, we completed a number of acquisitions and divestitures. In addition, in July 2009, we agreed to acquire Varian, Inc. The closing of the Varian acquisition is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals in both the U.S. and the European Union. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

  •
  the retention of key employees;

  •
  the management of facilities and employees in different geographic areas;

  •
  the retention of key customers;

  •
  the compatibility of our sales programs and facilities with those of the acquired company; and

  •
  the compatibility of our existing infrastructure with that of an acquired company.

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

        We may not achieve the desired benefits from our pending acquisition of Varian. In addition, the consummation of the Varian acquisition is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals in both the U.S. and the European Union. While we intend to consummate the Varian acquisition as soon as practicable after such approvals are obtained, there can be no assurance that we will obtain such approvals or satisfy the other conditions to consummation of the Varian acquisition when expected or at all, which could, among other things, delay or prevent us from completing the acquisition or restrict our ability to realize the expected financial and strategic goals of the transaction.

        The acquisition involves the integration of Varian with the rest of our company. If we cannot successfully integrate Varian's operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

  •
  diversion of senior management's attention from the management of daily operations to the integration of operations;

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

  •
  the risk of intellectual property disputes with respect to Varian's products; and

  •
  the risk that we may significantly increase our interest expense, leverage and debt service requirements, to the extent that we incur debt to pay for the acquisition.

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

  We are subject to laws and regulations, and failure to address or comply with these laws and regulations could harm our business by leading to a reduction in revenue associated with certain customers.

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

  We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

        We are subject to ongoing tax examinations of our tax returns by the U.S. Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

  Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

        At the end of our fourth quarter in fiscal 2009, we had cash and cash equivalents of approximately $2.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of October 31, 2009, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

  We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        We currently have outstanding an aggregate principal amount of $1,350 million in senior unsecured notes. We also are a party to a five-year senior unsecured revolving credit facility under which we may borrow up to $330 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. We may enter into additional financing arrangements in order to satisfy our $1.5 billion repurchase obligation of Agilent Technologies World Trade, which is scheduled to come due in January 2011.

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

        Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

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

        Although cash generated in the United States covers normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the Varian acquisition, the satisfaction of our $1.5 billion repurchase obligation of World Trade scheduled to come due in January 2011, the repurchases of our stock and acquisitions of other third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and Agilent Technologies Laboratories are located in Santa Clara, California. In total, we have 13 primary sites. Of these primary sites, 4 are located in the U.S. and the remaining 9 are located in Malaysia, China, Japan, Singapore, India, Germany and the United Kingdom. Many of our primary functions are conducted at multi-building campuses.

Site	Major Activity	Owned/Leased
Americas:
Santa Clara, CA, U.S.	Corporate Headquarters, Manufacturing, R&D, Marketing, Sales and Administration	Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D, Marketing, Sales and Administration	Owned
Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Wilmington, DE, U.S.	Manufacturing, R&D, and Administration	Owned
Asia Pacific:
Beijing, China	R&D, Marketing, Sales and Administration	Owned*
Shanghai, China	Manufacturing, R&D	Leased
Gurgaon, India	R&D, Marketing, Sales and Administration	Leased
Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Penang, Malaysia	Manufacturing, R&D	Owned*
Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Owned*
Europe:
Boeblingen, Germany	Manufacturing, R&D, and Marketing	Leased
Waldbronn, Germany	Manufacturing, R&D, Marketing, Sales and Administration	Owned
South Queensferry, United Kingdom	R&D, Marketing and Administration	Owned

*
Agilent owns the facilities at these locations but the land is subject to long-term lease from the governments of the respective countries.

        As of October 31, 2009, we owned or leased a total of approximately 10.7 million square feet of space worldwide. Of that, we owned approximately 7.5 million square feet and leased the remaining 3.2 million square feet. Our sales and support facilities occupied a total of approximately 1.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.4 million square feet. Information about each of our businesses appears below:

                Electronic Measurement and Semiconductor and Board Test.    Our electronic measurement and semiconductor and board test businesses collectively have manufacturing and R&D facilities in China, Germany, Japan, Malaysia, Singapore, India, the United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

                Bio-Analytical Measurement.    Our bio-analytical measurement business has manufacturing and R&D facilities in China, Germany, Japan and the U.S. Additionally, we have marketing centers in Germany, Japan, Singapore and the U.S., and sales offices throughout the world.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. However, class certification of plaintiffs' underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying such a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to "seek certification of a more modest class." On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six "test cases" (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants' motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. Certain objectors are seeking to appeal. It is uncertain whether the settlement will receive final Court approval.

        On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132. The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. ("Varian") against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. ("Cobalt"), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian. A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009. The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009. The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt. The consolidated amended complaint alleges that Varian's directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian's directors have engaged in self-dealing, and that the disclosures in Varian's August 7, 2009 proxy filing are inadequate. Agilent and Cobalt are alleged to have aided and abetted the Varian directors' purported breaches of fiduciary duties. Plaintiffs seek injunctive and other relief, including attorneys' fees and costs. On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent. Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian's directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys' fees and costs). On September 25, 2009, the parties signed a memorandum of understanding to settle the class actions. The settlement provides, among other things, that: (i) Varian would make certain agreed-upon disclosures designed to supplement those contained in its definitive proxy statement filed on August 20, 2009; (ii) the litigation will be dismissed with prejudice as to all defendants; (iii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the acquisition; and (iv) plaintiffs' counsel may seek fees and costs of up to $625,000, subject to court approval. There is to be no payment of money to the alleged class members. The settlement is subject to execution and delivery of a stipulation of settlement and other definitive documentation, confirmatory discovery, the closing of the acquisition, notice to stockholders, and court approval.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2009, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2008 and 2009 fiscal years, the high and low sale prices per quarter as reported in the consolidated transaction reporting system for the New York Stock Exchange are as follows:

Fiscal 2008	High	Low
First Quarter (ended January 31, 2008)	$38.24	$31.26
Second Quarter (ended April 30, 2008)	$34.86	$28.79
Third Quarter (ended July 31, 2008)	$38.00	$29.89
Fourth Quarter (ended October 31, 2008)	$37.25	$18.75
Fiscal 2009	High	Low
First Quarter (ended January 31, 2009)	$25.07	$14.76
Second Quarter (ended April 30, 2009)	$19.69	$12.02
Third Quarter (ended July 31, 2009)	$23.89	$17.26
Fourth Quarter (ended October 31, 2009)	$29.38	$23.14

        As of December 1, 2009, there were 43,761 common stockholders of record.

        We have not paid any cash dividends to date, and we currently intend to retain any future income to fund the development and growth of our business and fund stock repurchases from time to time. Our management and Board of Directors continually evaluate our capitalization strategy.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2009. The total number of shares of common stock purchased by the company under the share-repurchase plan during the year ended October 31, 2009 is 9,073,450.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2009 through Aug. 31, 2009	—	$—	—	$843
Sep. 1, 2009 through Sep. 30, 2009	—	$—	—	$843
Oct. 1, 2009 through Oct. 31, 2009	—	$—	—	$843

Total	—	$—	—	$843

(1)
On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share-repurchase program of up to $2 billion of Agilent's common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company's stock repurchase program expired upon the termination of its two-year term. See Item 8 note 22 "Subsequent Event" for additional information.

(2)
The weighted average price paid per shares of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Consolidated Statement of Operations Data:				(1)	(1)
Net revenue	$4,481	$5,774	$5,420	$4,973	$4,685
Income from continuing operations before taxes and equity income	$7	$815	$670	$627	$291
Income (loss) from continuing operations	$(31)	$693	$638	$1,437	$191

Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	1,816	186
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	54	(50)

Net income (loss)	$(31)	$693	$638	$3,307	$327

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$(0.09)	$1.91	$1.62	$3.33	$0.38
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	4.21	0.38
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	0.13	(0.10)

Net income (loss) per share	$(0.09)	$1.91	$1.62	$7.67	$0.66

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$(0.09)	$1.87	$1.57	$3.26	$0.38
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	4.12	0.37
Income (loss) from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	0.12	(0.10)

Net (loss) income per share	$(0.09)	$1.87	$1.57	$7.50	$0.65

Weighted average shares used in computing basic net income (loss) per share	346	363	394	431	494
Weighted average shares used in computing diluted net income (loss) per share	346	371	406	441	500

	October 31,
	2009	2008	2007	2006	2005
	(in millions)
Consolidated Balance Sheet Data:				(1)	(1)
Cash and cash equivalents and short-term investments	$2,493	$1,429	$1,826	$2,262	$2,251
Working capital	$2,838	$1,852	$2,008	$2,420	$2,511
Restricted cash and cash equivalents	$1,566	$1,582	$1,615	$1,606	$22
Total assets	$7,612	$7,007	$7,554	$7,369	$6,751
Long-Term Debt	$2,904	$2,125	$2,087	$1,500	—
Stockholders' equity	$2,506	$2,559	$3,234	$3,648	$4,081

(1)
Consolidated financial data presents our semiconductor test solutions and semiconductor products as discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, the closing of the proposed Varian transaction, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

                Revisions to Financial Statement Presentation.    We have revised our consolidated balance sheet as of October 31, 2008 to correct an error in the classification of deferred tax assets and liabilities. This revision does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period. During the April 30, 2009 quarter-end process, we noted that the October 31, 2008 U.S. deferred tax valuation allowances and certain deferred tax assets/ deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules. We have therefore revised our balance sheet as of October 31, 2008 by decreasing other long-term liabilities by $435 million and decreasing other long-term assets by $404 million, decreasing other current assets by $26 million and increasing other accrued liabilities by $5 million.

                FASB Accounting Standards Codification.    In June 2009, the Financial Accounting Standards Board ("FASB") introduced the "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles", ("The Codification or ASC"). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature issued by FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature. The Codification eliminates the GAAP hierarchy and establishes one level of authoritative guidance for GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification in the quarter ending October 31, 2009 and provided the appropriate references to the Codification, where appropriate. There has been no change to our financial statements due to the implementation of the Codification.

Overview and Executive Summary

        Agilent is the world's premier measurement company, providing core electronic and bio-analytical measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        In the first fiscal quarter of 2009, we formed a new operating segment from our existing businesses: the semiconductor and board test segment. The new segment covers semiconductor equipment and services sold to semiconductor manufacturing and printed circuit board assembly customers. In addition, in the first quarter of 2009, we moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. All historical segment numbers have been recast to conform to this reporting structure in our financial statements.

        The Agilent business is comprised of the electronic measurement business, the bio-analytical measurement business and the semiconductor and board test business. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        Agilent's net revenue in 2009 was $4,481 million, a decrease of 22 percent when compared to 2008. Foreign currency movements accounted for 2 percentage points of revenue decline in 2009 compared to 2008. Bio-analytical measurement revenues decreased 6 percent in 2009 compared to last year with foreign currency movements accounting for 4 percentage points of revenue decline. Within bio-analytical measurement, life sciences revenues declined 5 percent in 2009 compared to 2008 with declines in the pharmaceutical and biotechnology markets and a modest increase in demand within the academic and government research markets. Also within bio-analytical measurement, chemical analysis revenues declined 7 percent compared to 2008 with the food safety market showing strength throughout the year, but other markets down compared to last year. Electronic measurement revenues decreased 30 percent in 2009 when compared to 2008. Within electronic measurement, revenues in general purpose test decreased 23 percent when compared to last year with aerospace and defense markets declining moderately and semiconductor related markets remaining depressed. Also within electronic measurement, communications test markets were particularly weak and fell 39 percent in 2009 compared to 2008. Our semiconductor and board test business continued to experience depressed market conditions in 2009 and revenue declined 54 percent compared to 2008. Agilent's total net revenue in 2008 increased 7 percent in comparison to 2007. Foreign currency movements accounted for 3 percentage points of revenue growth in 2008 when compared to 2007 and a further 1 percentage point increase in revenue was attributable to acquisitions in 2008 when compared to 2007.

        Net loss was $31 million in 2009 and net income of $693 million in 2008 and $638 million in 2007. In 2009, 2008 and 2007 we generated operating cash flows of $408 million, $756 million and $969 million, respectively. As of October 31, 2009 and 2008 we had cash and cash equivalents balances of $2,479 million and $1,405 million, respectively.

        We announced restructuring activities in December 2008, February 2009 and March 2009 in response to the deterioration of economic conditions. The restructuring activities were combined under a single restructuring plan (the "FY 2009 Plan") and are part of a series of actions taken by Agilent in response to the current economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. Total restructuring and other special charges of $267 million have been incurred in the year ended October 31, 2009 with respect to these actions. A significant portion of these charges has resulted and will continue to result in cash expenditures. When completed, these actions together are expected to result in future annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions. We completed the majority of these activities related to the FY 2009 Plan by October 31, 2009 with the remainder expected to be completed by the end of the second quarter of fiscal 2010. As of October 31, 2009 approximately 600 employees within electronic measurment are pending termination under the FY 2009 Plan.

        On July 26, 2009, Agilent, Varian, Inc. ("Varian"), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian's common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction has been approved by shareholders of Varian and is expected to be completed after achieving customary closing conditions and regulatory approvals. We may finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

        On October 30, 2009 we completed the sale of our Data Networks Product Line ("DNPL") to Ixia (Nasdaq: XXIA) for $44 million in cash. DNPL comprises the N2X family of products for next-generation internet protocol ("IP") performance testing. Ixia is a leading provider of converged IP performance test systems and service verification platforms for wireless and wired infrastructures. We recorded the gain on this divestiture in other income (expense), net in the consolidated statement of operations.

        Looking forward, we have seen signs that our businesses may have reached the bottom of the economic downturn. We remain committed to delivering performance consistent with Agilent's operating model. We have announced that starting in the first quarter of 2010, Agilent will report in the following three segments: electronic measurement, chemical analysis and life sciences. The electronic measurement segment will recombine electronic measurement and semiconductor and board test, which were reported separately in 2009 (see "2010 Segment Reporting Changes").

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes.

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

                Share-based compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value which generally uses the Black-Scholes option pricing model and is recognized on a straight-line basis. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe is representative of future behavior. In 2008 and 2007 we used implied volatility of Agilent's publicly traded, similar priced stock options to estimate the expected stock price volatility assumption for employee stock option awards. In 2009, we moved to historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 36 percent to 46 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

        In the first quarter of 2009, we revised our estimate of the expected life of our employee stock options from 4.6 years to 4.4 years. In revising this estimate, we considered the historical option exercise behavior of our employees. In the first quarter of 2009, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.4 years. See Note 3, "Share-Based Compensation," to the consolidated financial statements for more information.

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

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for both U.S. and non-U.S. plans. The U.S. discount rates were determined by matching the expected plan benefit payments against an industry discount curve. The discount rate decreased significantly over the prior year from 8.5 percent to 5.25 percent due to lower bond yields. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and either remained unchanged or decreased. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

        The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A one percent change in the estimated long-term return on plan assets for 2009 would result in a $5 million impact on U.S. pension expense and a $15 million impact on non-U.S. pension expense.

        The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $103 million in 2009, $15 million in 2008, and $57 million in 2007.

                Goodwill and purchased intangible assets.    Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. We have three reporting units for goodwill impairment testing purposes: electronic measurement, bio-analytical measurement, and semiconductor and board test. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill.

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

        The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail step 1 of the goodwill impairment test: significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit's goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

        We have considered the negative effects of the current downturn in the business environment in evaluating whether we should perform interim goodwill impairment testing. Due to the significant business downturn in the semiconductor and board test reporting unit, we performed step 1 of the goodwill impairment test during the first quarter of 2009 and determined that there was no impairment at that time. The results of our test for goodwill impairment, as of September 30, 2009, showed that the estimated fair values of our electronic measurement, bio-analytical measurement, and semiconductor and board test reporting units exceeded their carrying values by approximately $3.0 billion, $5.5 billion, and $0.2 billion, respectively. A 1 percent increase in the discount rate lowered the fair value by approximately 14 percent. There was no impairment of goodwill during the year ended October 31, 2009. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We performed an impairment analysis of purchased intangible assets in 2009 and recorded $16 million of impairment charges primarily related to divested businesses.

                Restructuring and asset impairment charges.    The four main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities, asset impairments and special charges related to inventory. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities generally when we have vacated the premises. These estimates were derived using the authoritative accounting guidance. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. The charges related to inventory include estimated future inventory disposal payments that we are contractually obliged to make to our suppliers and reserves taken against inventory on hand. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

        Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At October 31, 2009, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

        We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

Adoption of New Pronouncements

        See Note 2, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

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

        Total restructuring and other special charges of $267 million have been incurred in the year ended October 31, 2009 with respect to these actions. Of the $267 million, $27 million related to asset impairments and $20 million related to special charges for excess inventory as a result of exiting the inspection businesses in our semiconductor and board test segment and other excess inventory charges incurred as part of our restructuring of the electronic measurement businesses. We completed the majority of these activities related to the FY 2009 Plan by October 31, 2009 with the remainder expected to be completed by the end of the second quarter of fiscal 2010. As of October 31, 2009 approximately 600 employees within electronic measurement are pending termination under the FY 2009 Plan. As a result of these actions, the average future working lifetime of the employees remaining in our retirement and post retirement benefit plans decreased and accordingly, we recorded a $16 million net curtailment gain in the year ended October 31, 2009.

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

Results from Operations

Orders and Net Revenue

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
	(in millions)
Orders	$4,486	$5,750	$5,441	(22)%	6%

Net revenue:
Products	$3,566	$4,804	$4,505	(26)%	7%
Services and other	$915	$970	$915	(6)%	6%

Total net revenue	$4,481	$5,774	$5,420	(22)%	7%

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
% of total net revenue:
Products	80%	83%	83%	(3) ppts	—
Services and other	20%	17%	17%	3 ppts	—

Total	100%	100%	100%

        Agilent orders decreased 22 percent in 2009 compared to 2008. Our bio-analytical measurement business experienced weak market activity and recorded an order decrease of 8 percent in 2009 compared to last year. Electronic measurement orders were down compared to 2008 by 28 percent with order weakness most pronounced in communications test.

        Net revenue in 2009 was $4,481 million, a 22 percent decrease over the $5,774 million net revenue recorded in 2008. Foreign currency movements accounted for 2 percentage points of revenue decline in 2009 compared to 2008. Net revenue from services declined 6 percent in 2009 versus a 26 percent decline in product revenues. Revenue decreased in both bio-analytical measurement and electronic measurement when compared to 2008, but there were signs that there was a recovery in a number of end markets towards the end of 2009. Net revenue in 2008 was $5,774 million, a 7 percent increase over the $5,420 million net revenue recorded in 2007. Foreign currency movements accounted for 3 percentage points of revenue growth in 2008 when compared to 2007 and a further 1 percentage point increase in revenue was attributable to acquisitions in 2008 when compared to 2007.

        Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue decreased 6 percent in 2009 as compared to 2008. We saw relative strength in aftermarket services, including service contract activity which contributed to the relative stability in service revenue. Services and other revenue increased 6 percent in 2008 compared to 2007.

        Bio-analytical measurement revenues decreased 6 percent in 2009 when compared to 2008 with decreases in both life sciences and chemical analysis businesses of 5 percent and 7 percent, respectively. Within life sciences, we saw modest growth in revenue in the academic and government markets, but weakness in pharmaceutical and biotechnology markets. Within chemical analysis, all markets recorded revenue decreases in 2009 when compared to 2008 with the exception of food safety which reported strong results driven by analysis of contaminated foods and worldwide regulatory efforts.

        Electronic measurement revenues decreased 30 percent in 2009 when compared to 2008 with sustained weakness in general purpose and communication test down 23 percent and 39 percent, respectively. Within general purpose test, the aerospace and defense market showed signs of recovery toward the end of 2009, but other markets remained difficult and demand declined over the year. Communication test revenues were depressed throughout the year across all markets when compared to 2008.

        The semiconductor and board test business reported a decline in revenues of 54 percent in 2009 when compared to 2008 as markets declined markedly.

Backlog

        On October 31, 2009, our unfilled orders for the electronic measurement business were approximately $630 million, as compared to approximately $610 million at October 31, 2008. On

October 31, 2009, our unfilled orders for the bio-analytical measurement business were approximately $380 million, as compared to approximately $360 million at October 31, 2008. Within our semiconductor and board test business our unfilled orders were approximately $40 million on October 31, 2009 as compared to approximately $60 million at October 31, 2008. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately two months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
Gross margin on products	52.6%	57.7%	57.2%	(5)ppts	1 ppt
Gross margin on services and other	45.7%	43.5%	42.8%	2ppts	1 ppt
Total gross margin	51.1%	55.4%	54.8%	(4)ppts	1 ppt
Operating margin	1%	13.8%	10.8%	(13)ppts	3 ppts
(in millions)
Research and development	$642	$704	$685	(9)%	3%
Selling, general and administrative	$1,603	$1,697	$1,700	(6)%	—

        In 2009, total gross margin decreased 4 percentage points in comparison to 2008. The majority of the decrease in gross margins was related to the drop in volume of revenues. Operating margins in 2009 decreased 13 percentage points as compared to 2008.

        In January 2009, we implemented wage reductions across the company in response to deteriorating economic conditions. Those payroll reductions resulted in cash savings of approximately $70 million in 2009 and were fully restored to all employees effective November 1, 2009.

        Research and development expenditures have decreased 9 percent in 2009 compared to 2008. A net decrease in expenses after incurring restructuring costs was attributable to lower variable pay and wage reductions.

        Selling, general and administrative expenses decreased 6 percent during the year. The net decrease in expenses after incurring restructuring costs was due to the expense controls we have implemented, and in particular, lower variable pay, wage reductions and reduced commissions.

        Gross inventory charges were $54 million in 2009, $24 million in 2008 and $21 million in 2007. Sales of previously written down inventory were $8 million in 2009, $6 million in 2008 and $5 million in 2007.

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

        Net loss in 2009 was $31 million. Net income in 2008 and 2007 was $693 million and $638 million, respectively.

        At October 31, 2009, our headcount was approximately 16,800 compared to 19,600 in 2008 and 19,400 in 2007.

Provision for Income Taxes

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Provision for income taxes	$38	$122	$32

        For 2009, the annual effective tax rate was 543 percent on operations. The 543 percent operations tax rate reflects that our structure has a fixed component of tax and that on reduced profitability unusual tax rate results. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $67 million relating primarily to the lapses of statutes of limitations and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

        For 2008, the annual effective tax rate was 15 percent on operations. The 15 percent operations tax rate includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances.

        For 2007, the annual effective tax rate was 4.8 percent on operations. The 4.8 percent operations tax rate reflects taxes at an effective tax rate of zero in the U.S. (due to a release of a significant portion of the valuation allowance) and at low effective tax rates in other jurisdictions. The low operations tax rate includes a benefit of $31 million related to valuation allowance adjustments based on changes in other comprehensive income items, portions of which are attributable to increases in currency translation adjustments and to increases in the value of certain stock investments. In addition, the tax rate includes benefits totaling $73 million related to the resolution of primarily non-U.S. tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. As a result of the incentives, the impact of the tax holidays decreased income taxes by $14 million, $112 million and $190 million in 2009, 2008 and 2007, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.04, $0.30 and $0.47 in 2009, 2008 and 2007, respectively.

        During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. In 2008, the valuation allowance increased substantially as a result of changes to other comprehensive income-related taxes for pensions, certain mark to market investments, currency translation adjustments and an increase in the amount of foreign tax credits. During 2009, we continued to maintain the partial valuation allowances for U.S. federal and state deferred tax assets. In 2009, the valuation allowance increased over the prior year reflecting an offset of an increase in the gross deferred tax liability for other comprehensive income and the increases of the gross deferred tax assets for losses incurred and other operating timing items. The valuation allowance increases are primarily associated with the U.S. and U.K. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence to require maintaining full valuation allowances.

        In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.

        Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR") for 2000 through 2002. The RAR proposed many adjustments to taxable income. One adjustment, however, which deals with the use of Agilent's brand name by our foreign affiliates accounts for the majority of the proposed adjustments. In August of 2009, this brand name issue was resolved with no adjustments made to Agilent's taxable income. We continue to meet with the Appeals Office of the IRS in order to resolve the remaining issues associated with the RAR's proposed adjustments. We are uncertain as to how and when these issues will be finally resolved. It may take several years. We believe that any required adjustments however will be more than offset by applying available net operating losses from the years under audit and undisputed tax credits. Based on current information, we believe that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Global Infrastructure Organization

        Our global infrastructure organization ("GIO") remains a key component of our operating model. GIO, which includes IT, Workplace Services, HR, Legal and Finance, has reduced expense levels this year while delivering infrastructure support to business operations. In response to deteriorating economic conditions earlier this year, we announced a GIO restructuring program in February 2009. The results of this program brought GIO workforce to a more appropriate size and structure for the current economic realities of our business. All of the actions associated with the restructuring of our GIO have now been taken and are complete.

        Our global infrastructure costs decreased by 12 percent year-over-year compared to 2008. GIO passes these costs on to our businesses based on their usage of the services provided. GIO has scaled down its staffing over several years, reducing the number of employees in our workforce that provide support services such as finance, IT and workplace services and moved many of our global shared services operations sites to lower cost regions or external service providers. The global infrastructure organization ended 2009 with approximately 2,200 employees, a decline of 250 employees from one year ago and a decline of 300 employees from two years ago.

Segment Overview

        Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        In the first fiscal quarter of 2009, we formed a new operating segment from our existing businesses: the semiconductor and board test segment. The segment covers semiconductor equipment and services sold to semiconductor manufacturing and printer circuit board assembly customers. In addition, in the first quarter of 2009, we moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. All historical segment numbers have been recast to conform to this reporting structure in our financial statements.

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

  Orders and Net Revenue

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
	(in millions)
Orders	$2,264	$3,148	$3,102	(28)%	1%

Net revenue from products	$1,836	$2,775	$2,635	(34)%	5%
Net revenue from services and other	421	453	456	(7)%	(1)%

Total net revenue	$2,257	$3,228	$3,091	(30)%	4%

        Electronic measurement orders declined 28 percent in 2009, down from 1 percent growth in 2008. Foreign currency movements accounted for 1 percentage point of the decline in 2009. In our general purpose test business, weakness in the manufacturing market prevailed through the year, while the computers and semiconductor market was similarly depressed. Aerospace and defense demand was strong relative to other markets and performance was stable on the year. In our communications test business, all end markets declined significantly; however, toward the end of 2009 year-over-year rates of decline have slowed or flattened. On a geographic basis, 2009 orders declined 21 percent in the Americas, 30 percent in Europe, 32 percent in Asia and 38 percent in Japan. Orders in 2008 grew 1 percent compared to 2007 as growth in Europe and Asia was offset by declines in the Americas and Japan.

        Electronic measurement revenues declined 30 percent in 2009 compared to a 4 percent growth in 2008 due to weakness across both general purpose and communications test markets. Foreign currency movements accounted for 1 percentage point of the decline in 2009. Regionally, revenues from the Americas declined 28 percent, while Europe, Japan and Other Asia declined 31 percent, 38 percent and 29 percent respectively from one year ago. Revenues from services declined only 7 percent in 2009 versus a 34 percent decline in product revenues. Upfront service and support contracts provide stability in services revenues performance relative to product revenues. Revenue in 2008 grew 4 percent compared to 2007 as strength in the communications test market was offset by a slight decline in general purpose test.

        General purpose test revenues of $1,369 million, representing approximately 61 percent of electronic measurement revenues, declined 23 percent in 2009 compared to 2008. Within general purpose test, all market segments declined with relative strength in aerospace and defense offset by steeper declines in computer and semiconductor and other general purpose test business. Government demand in aerospace and defense was stable, particularly in homeland security-related applications for surveillance and intelligence. Weakness persisted in the computer and semiconductor measurement markets due to continued capital spending contraction in both R&D and manufacturing applications. Other general purpose test markets were weak with particular softness in electronic manufacturing and automotive markets. Quarterly year-on-year rates of decline in general purpose end markets have slowed in the second half of the year, but revenue remained down significantly from 2008.

        Communications test revenues of $888 million, representing approximately 39 percent of electronic measurement revenues, declined 39 percent compared to the same period last year. All communications test end markets experienced double-digit declines compared to 2008. The wireless R&D market, as well as the electronic design automation market, performed better than other submarkets as R&D investment continues for high-speed applications, as well as pre-conformance and interoperability test solutions, particularly for long-term evolution (an emerging wireless standard). Investment in next-generation technology in China increased in the second half of the year. Wireless manufacturing markets declined significantly versus a peak in the second half of 2008 as handset market capacity expansion is limited primarily to smart phones. Capital spending remains limited in the other communications test submarkets. Network equipment manufacturing ("NEM") business declined due to the continued consolidation in the network operator and service provider markets. NEM business remains soft with the majority of investment focused only on critical R&D spending for new technologies, which led to declines in the Broadband R&D and manufacturing market versus a strong 2009 year-over-year compare.

        Looking forward, while some indications of stabilization and improvement in our electronics measurement markets exist, we expect any recovery to be gradual in the near-term due to on-going market uncertainty.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2009 versus 2008 and 2008 versus 2007.

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
Total gross margin	54.8%	58.5%	57.2%	(4) ppts	1 ppt
Operating margin	1.7%	14.0%	11.0%	(12) ppts	3 ppts
(in millions)
Research and development	$393	$461	$464	(15)%	(1)%
Selling, general and administrative	$806	$977	$964	(18)%	1%
Income from operations	$39	$451	$340	(91)%	33%

        Gross margins for products and services declined 4 percentage points year-over-year in 2009 due primarily to the significant decline in revenue volume. Volume-adjusted gross margins compared to 2008 improved as expense reductions from restructuring, lower variable pay, wage reductions, lower general and direct infrastructure costs were offset by the unfavorable impact of higher pension expenses and E&O (excess and obsolescence) inventory charges. Gross margins for products and services improved 1 percentage point year-over-year in 2008 as the favorable impact of foreign currency movement and lower overhead costs were nearly offset by changes in product mix and pricing pressure.

        Research and development expenses in 2009 declined $68 million, or 15 percent, compared to 2008. This decline was driven by lower variable pay, wage reductions, savings from restructuring, lower general infrastructure costs and the favorable year-over-year impact of currency movements, which were offset by higher pension benefit expenses. Research and development expenses in 2008 declined $3 million, or 1 percent, compared to 2007. This decline was driven largely by operational spending reductions that more than offset the unfavorable year-over-year impact of currency movements.

        Selling, general and administrative expenses in 2009 decreased $171 million, or 18 percent, compared to 2008. Year-over-year reductions in selling, general and administrative expenses were similar to R&D and were driven by lower variable pay, wage reductions, savings from restructuring, lower general infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension benefit expenses. Selling, general and administrative expenses in 2008 increased $13 million, or 1 percent, compared to 2007. This increase was due primarily to the unfavorable impact of foreign currency movement.

        Operating margins declined by 12 percentage points in 2009 compared to 2008 due to lower revenue volume that was partially offset by structural and operational expense reductions. Operating margins increased by 3 percentage points in 2008 compared to 2007 due to higher revenue volume and structural expense reductions.

  Income from Operations

        Income from operations declined by $412 million in 2009 compared to 2008 on a revenue decrease of $971 million, a 42 percent year-over-year operating margin decremental as structural and operational expense reductions offset the unfavorable impact of lower revenue. Income from operations increased by $111 million in 2008 compared to 2007 on a revenue increase of $137 million, an 81 percent year-over-year operating margin incremental due to structural expense reductions that more than offset the unfavorable impact of foreign currency movement.

Bio-analytical Measurement

        Our bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: microarrays, microfluidics, electrophoresis, gas chromatography, liquid chromatography, mass spectrometry, software and informatics, laboratory automation and robotics, spectroscopy, and related consumables, reagents and services.

  Orders and Net Revenue

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
	(in millions)
Orders	$2,087	$2,275	$1,894	(8)%	20%

Net revenue from products	$1,617	$1,742	$1,486	(7)%	17%
Net revenue from services and other	446	453	390	(2)%	16%

Total net revenue	$2,063	$2,195	$1,876	(6)%	17%

        Order and revenue results for 2009 in bio-analytical measurement were impacted by the significant downturn in the global economy, although the business was able to sustain growth in key markets, including food safety, academic and government.

        Bio-analytical measurement orders in 2009 declined 8 percent when compared to 2008. We had mixed results across geographies with Americas down 11 percent, Europe down 19 percent and Asia and Japan both up 11 percent when compared to 2008. Foreign currency movements in 2009 accounted for 3 percentage points of the decline in orders when compared to 2008. In our chemical analysis business, we continue to see strength in China and food safety markets. In life sciences, we saw sustained demand from academic and government markets, partially offsetting a slowdown in pharmaceutical and biotechnology markets. In 2008, orders grew 20 percent when compared to 2007. The Stratagene and Velocity11 acquisitions contributed 5 percentage points of the order growth in 2008, when compared to 2007.

        Bio-analytical measurement revenues in 2009 declined 6 percent compared to 2008 with declines in both life sciences and chemical analysis end markets. Foreign currency movements in 2009 accounted for 4 percentage points of the revenue decline when compared to 2008. Geographically, revenues were down 9 percent in the Americas, 15 percent in Europe, and up 9 percent in Asia in 2009 compared to 2008. Net revenue from services declined only 2 percent in 2009 versus a 7 percent decline in product revenues. In services, expansion in Asia and relative strength in aftermarket services, including service contract activity, contributed to the stability. In 2008, bio-analytical revenues grew 17 percent compared to 2007, with strength across most end markets in chemical analysis and life science, favorable impact from foreign currency movements, and growth from the Stratagene and Velocity11 acquisitions.

        Chemical analysis revenue, representing approximately 53 percent of the bio-analytical measurement segment, declined 7 percent to $1,094 million in 2009 compared to 2008. Chemical analysis saw declines in petrochemical, environmental, forensics, while the food safety market had robust growth in 2009. Macro-economic conditions worldwide led to reduced capital investments in both instrument replacements and upgrades. Food testing posted strong revenue growth in 2009. Growth in this sector was driven by recent food safety issues in the U.S. causing updated regulations in China, Malaysia and India and by overall increases made to regulatory standards worldwide.

        Life science revenue, representing approximately 47 percent of the bio-analytical measurement segment, declined 5 percent to $969 million in 2009 compared to 2008. In 2009, we experienced year-over-year declines in the pharmaceutical and biotech markets but modest year-over-year growth in the academic and government markets. We continue to see academic research moving toward the use of high-end mass spectrometry instrumentation to answer complex biological questions and enhance research on proteins, peptides, and small molecules. The market continues to partner and collaborate between not-for-profit organizations and big pharmaceutical and biotech companies. In Asia Pacific, governments are investing in the modernization of their healthcare systems and in improving the quality of pharmaceuticals they produce.

        Looking forward, we expect modest growth in our major markets. Our chemical analysis market growth is expected to be driven by investments in food safety on a global basis and in environmental testing in China, India and selected Eastern European countries. Our liquid chromatography/mass spectroscopy ("LC/MS") and gas chromatography/mass spectroscopy ("GC/MS") systems are well positioned to address these market needs. In life sciences, our differentiated product portfolio provides customers an expanded range of technology offerings along the life sciences workflow. Workflow solutions can span from sample delivery and preparation through sample measurement to data analysis and management. In addition, our ongoing expansion of the LC/MS portfolio, augmented with focused R&D programs will enable Agilent to address the proteomics and metabolomics market needs.

  Gross Margin and Operating Margin

        The following table shows the bio-analytical measurement business's margins, expenses and income from operations for 2009 versus 2008, and 2008 versus 2007.

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
Total gross margin	54.3%	53.8%	53.4%	—	—
Operating margin	18.9%	18.7%	16.4%	—	2 ppts
(in millions)
Research and development	$181	$188	$153	(4)%	22%
Selling, general and administrative	$549	$584	$542	(6)%	8%
Income from operations	$390	$410	$307	(5)%	33%

        Gross margins were relatively flat in 2009 compared to 2008, as lower volume and higher discounts, were offset by lower variable pay, wage reductions, lower global infrastructure costs and favorable currency movements. Gross margins were also flat in 2008 compared to 2007 as improvements in product mix and overhead costs were offset by the impact of unfavorable foreign currency movements and competitive pressures.

        Research and development expenses declined 4 percent in 2009 compared to 2008. The decline was also driven by lower variable pay, wage reductions, lower global infrastructure costs and favorable foreign currency movements. Research and development expenses grew 22 percent in 2008, compared to 2007. The Stratagene and Velocity11 acquisitions accounted for 13 percentage points of this growth in 2008 compared to 2007.

        Selling, general and administrative expenses declined 6 percent in 2009 compared to 2008. The decline was driven by lower variable pay, wage reductions, lower global infrastructure costs and foreign currency movements. Selling, general and administrative increased 8 percent in 2008 compared to 2007. The Stratagene and Velocity11 acquisitions accounted for 8 percentage points of this growth in 2008 compared to 2007.

        Operating margins were flat in 2009 compared to 2008. Wage reductions and lower variable pay helped offset lower sales volumes. Operating margins increased by 2 percentage points in 2008 compared to 2007. This was due to higher revenues and operational efficiencies offsetting the higher investments made in research and development and selling, general, and administrative to accommodate growth.

  Income from Operations

        Income from operations in 2009 declined by $20 million or 5 percent compared to 2008 on a revenue decrease of $132 million, a 15 percent year-over-year operating margin decremental. Income from operations in 2008 increased by $103 million or 33 percent compared to 2007 on a revenue increase of $319 million, a 32 percent year-over-year operating margin incremental.

Semiconductor and Board Test

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

  Orders and Net Revenue

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
	(in millions)
Orders	$135	$327	$445	(59)%	(26)%

Net revenue from products	$113	$287	$384	(61)%	(25)%
Net revenue from services and other	48	64	69	(25)%	(7)%

Total net revenue	$161	$351	$453	(54)%	(23)%

        Semiconductor and board test orders declined 59 percent in 2009, down from a 26 percent decline in 2008. On a regional basis, 2009 orders declined 62 percent in the Americas, 54 percent in Europe, 64 percent in Japan and 56 percent in rest of Asia.

        Semiconductor and board test revenues declined 54 percent in 2009, down from a 23 percent decline in 2008 as all markets and geographies weakened markedly. Capital spending was depressed in all markets due to low capacity utilization in both electronic manufacturing and semiconductor fabrication facilities.

        The electronic manufacturing market remains under significant pressure due to the global decline in demand for consumer electronics and market uncertainty. While contract manufacturers have seen capacity utilization rates increase slightly, production line expansion is minimal. The semiconductor fabrication market remains soft as global semiconductor demand continues to be down on weak demand for wireless and computing devices. In addition, semiconductor equipment supplier demand is weak as semiconductor fabrication utilization rates are improving, but still remain low. Demand for parametric test applications and solutions continue to be soft.

        Looking forward, we expect near-term weakness in our semiconductor and board test business due to the current market uncertainty and volatility with gradual improvement longer term.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income (loss) from operations for 2009 versus 2008 and 2008 versus 2007.

	Years Ended October 31,
				2009 over 2008 Change	2008 over 2007 Change
	2009	2008	2007
Total gross margin	35.3%	49.5%	54.6%	(14) ppts	(5) ppts
Operating margin	(23.5)%	7.4%	15.6%	(31) ppts	(8) ppts
(in millions)
Research and development	$32	$49	$57	(34)%	(15)%
Selling, general and administrative	$63	$99	$119	(36)%	(17)%
Income (loss) from operations	$(38)	$26	$71	(246)%	(63)%

        Gross margins for products and services declined 14 percentage points year-over-year in 2009 due primarily to the significant decline in revenue volume. Volume-adjusted gross margins in 2009 compared to 2008 improved as expense reductions from savings due to restructuring, lower variable pay, wage reductions, lower general and direct infrastructure costs were offset by the unfavorable impact of higher pension expenses and E&O (excess and obsolescence) inventory charges. Gross margins for products and services declined 5 percentage points year-over-year in 2008 due largely to the decline in revenue volume.

        Research and development expenses in 2009 declined $17 million, or 34 percent, compared to 2008. This decline was driven by lower variable pay, wage reductions, savings due to restructuring, and lower general infrastructure costs, which were offset by higher pension expenses. Research and development expenses in 2008 declined $8 million, or 15 percent, compared to 2007. This decline was driven largely by structural and operational spending reductions.

        Selling, general and administrative expenses in 2009 decreased $36 million, or 36 percent, compared to 2008. Year-over-year reductions in selling, general and administrative expenses were consistent with R&D and were driven by lower variable pay, wage reductions, savings due to restructuring, and lower general infrastructure costs, which were offset by higher pension expenses. Selling, general and administrative expenses in 2008 declined $20 million, or 17 percent, compared to 2007. This decrease was driven largely by structural and operational spending reductions.

        Operating margins declined by 31 percentage points in 2009 compared to 2008 due to lower revenue volume that was partially offset by structural and operational expense reductions. Operating margins decreased by 8 percentage points in 2008 compared to 2007 due to lower revenue volume.

  Income from Operations

        Income from operations declined by $64 million in 2009 compared to 2008 on a revenue decrease of $190 million, a 34 percent year-over-year operating margin decremental as structural and operational expense reductions partially offset the unfavorable impact of lower revenue. Income from operations declined by $45 million in 2008 compared to 2007 on a revenue decline of $102 million, a 44 percent year-over-year operating margin decremental as operational expense reductions partially offset the unfavorable impact of lower revenue.

2010 Segment Reporting Changes

        In the first quarter of 2010, we will form three new operating segments from our existing businesses. The bio-analytical measurement segment will be separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment will recombine electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent will have three businesses — life sciences, chemical analysis and electronic measurement — each of which will comprise a reportable segment. The three new operating segments are determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions and specialized manufacturing, are considered in determining the formation of these new operating segments.

        The life sciences segment will include DNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems; services and support for the aforementioned products.

        The chemical analysis segment will include gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry products; spectroscopy analyzers; software and data systems; services and support for the aforementioned products.

        The electronic measurement segment will now include the semiconductor and board test segment by recombining laser interferometer, parametric test and printed circuit board manufacturing test equipment.

        All historical segment numbers will be recast to conform to this new reporting structure in our financial statements, beginning with our Form 10-Q filing for the first quarter of 2010.

        The following table reflects the restatement of selected financial information of our operating segments for fiscal 2009, 2008 and 2007 on the new basis:

	Electronic Measurement	Life Sciences	Chemical Analysis	Total Segments
	(in millions)
Year ended October 31, 2009:
Orders	$2,399	$1,234	$853	$4,486
Total net revenue	$2,418	$1,219	$844	$4,481
Income from operations	$1	$174	$216	$391
Year ended October 31, 2008:
Orders	$3,475	$1,313	$962	$5,750
Total net revenue	$3,579	$1,258	$937	$5,774
Income from operations	$477	$166	$244	$887
Year ended October 31, 2007:
Orders	$3,547	$1,052	$842	$5,441
Total net revenue	$3,544	$1,046	$830	$5,420
Income from operations	$411	$123	$184	$718

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

        Our financial position as of October 31, 2009 consisted of cash and cash equivalents of $2,479 million as compared to $1,405 million as of October 31, 2008.

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $408 million in 2009 compared to $756 million provided in 2008. We paid approximately $113 million in taxes in 2009 as compared to $210 million in the same period in 2008. Higher tax payments in 2008 were primarily due to one-time taxes related to transfers of intellectual property between affiliated entities. In 2007, we generated $969 million in net cash provided by operating activities.

        In 2009, accounts receivable provided cash of $193 million as compared to cash used of $44 million in 2008. Days sales outstanding were 46 days in 2009 as compared to 47 days in 2008. Accounts payable used cash of $7 million in 2009 as compared to cash used of $21 million in 2008. Cash provided by inventory was $47 million in 2009 compared to cash used of $14 million in 2008. Inventory days on-hand increased to 93 days in 2009 compared to 89 days in 2008.

        We contributed $37 million and $1 million to our U.S. defined benefit plans in 2009 and 2008, respectively. We contributed $71 million and $43 million to our non-U.S. defined benefit plans in 2009 and 2008, respectively. We contributed $1 million and zero to our U.S. post-retirement benefit plans in 2009 and 2008, respectively. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2009 were $109 million or 148 percent more than 2008. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We increased our contributions to offset significant declines in asset values during 2009. We expect to contribute approximately $86 million to our U.S. and non-U.S. defined benefit plans during 2010.

  Net Cash Used in Investing Activities

        Net cash used in investing activities in 2009 was $14 million compared to $399 million used in 2008. In 2007, we used $456 million of net cash in the investing activities of operations.

        Investments in property, plant and equipment were $128 million in 2009 and $154 million in 2008. Proceeds from sale of property, plant and equipment were $1 million in 2009 as compared to $14 million in 2008. In 2009, we invested $2 million in acquisitions and intangible assets compared to $172 million in 2008 which was primarily related to our acquisition of Velocity11. In 2007, we invested $344 million in acquisitions and purchase of intangible assets. In 2009, we purchased $30 million of investment securities as compared to $256 million in 2008. Proceeds from the sale of such securities in 2009 were $94 million as compared to $150 million in 2008. Proceeds from divestitures were $45 million in 2009.

        We may finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities in 2009 was $657 million compared to cash used of $774 million used in 2008. In 2007, we used $980 million in financing activities.

        In the first quarter of 2008, the Audit and Finance Committee of the Board of Directors authorized a stock repurchase program of up to $2 billion. We repurchased approximately 9 million shares for $157 million during 2009, based on settlement date, as compared to approximately 30 million shares for $1,001 million during 2008. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company's 2008 stock repurchase program expired upon the termination of its two-year term. Proceeds from the issuance of common stock under employee stock plans was $71 million in 2009 compared to $211 million during 2008 and $375 million in 2007.

        We currently hold $1.5 billion of long-term debt that was refinanced on November 17, 2008 and the repayment date was extended to January 27, 2011. We are currently considering a number of refinancing and other options regarding the long-term debt. On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed a Rupee equivalent of $15 million from Citibank N.A at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is classified as long- term debt in our consolidated balance sheet.

        As of October 31, 2009, we had approximately $2.5 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem this long-term debt. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years.

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. The company may use amounts borrowed under the facility for general corporate purposes. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2009 the company has no borrowings outstanding under the facility.

        On August 17, 2009 the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc. The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., ("World Trade")), a consolidated wholly-owned subsidiary of Agilent, that we are permitted to incur.

        On September 9, 2009, Agilent Technologies, Inc. entered into an underwriting agreement with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC. Pursuant to the underwriting agreement, Agilent issued an aggregate principal amount of $250 million in senior notes (the "2012 notes"). The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010. Agilent also issued an aggregate principal amount of $500 million in senior notes (the "2015 notes"). These senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010. Upon the closing of the offering of the 2012 and 2015 notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar London inter-bank offered rate ("LIBOR") plus 257.6 basis points and 253 basis points with respect to the 2012 and 2015 notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate.

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

        The following table summarizes our total contractual obligations at October 31, 2009 for operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$60	$84	$33	$32
Commitments to contract manufacturers and suppliers	456	2	—	—
Other purchase commitments	17	24	6	4
Retirement plans	86	—	—	—

Total	$619	$110	$39	$36

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

        In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2009, the liability for our firm, non-cancelable and unconditional purchase commitments was $4 million, compared to same amount as of October 31, 2008. These amounts are included in other accrued liabilities in our consolidated balance sheet.

        Other purchase commitments.    These relate primarily to contracts with professional services suppliers. Purchase commitments are typically cancelable within a 90-day period without significant penalties.

        Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non U.S. defined benefit plans and to our post-retirement medical plans.

        We had no material off-balance sheet arrangements as of October 31, 2009 or October 31, 2008.

  On Balance Sheet Arrangements

        The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to long-term debt (in millions):

	Less than one year	One to three years	Three to five years	More than five years
World Trade debt	$—	$1,500	$—	$—
Senior notes	—	251	—	1,137
Other debt	—	1	15	—

Total	$—	$1,752	$15	$1,137

        We have contractual obligations for interest payments on the above debts. World Trade is obligated to make interest payments, reset quarterly, at LIBOR plus 175 basis points. For the Indian Rupee loan from Citibank, the interest rate is 12.75 percent. The interest rates for the $600 million, $250 million and $500 million senior notes are 6.5 percent, 4.45 percent and 5.5 percent, respectively. We entered into interest rate swaps for the 2012 and 2015 notes. Under the interest rate swaps for the 2012 and 2015 notes, we are obligated to make interest payments semi-annually, at LIBOR plus 257.6 basis points and 253 basis points, respectively.

        As a result of adopting the amended authoritative guidance, $418 million of taxes payable are now included in other long-term liabilities as of October 31, 2009. We are unable to accurately predict when these amounts will be paid or released.

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

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 62 percent of our revenues in 2009, 65 percent of our revenues in 2008 and 64 percent of our revenues in 2007 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2009 and October 31, 2008, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2009 and October 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement plans as of October 31, 2007.

        As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of November 1, 2007.

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

PRICEWATERHOUSECOOPERS LLP
San Jose, California
December 21, 2009

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2009	2008	2007
	(in millions, except per share data)
Net revenue:
Products	$3,566	$4,804	$4,505
Services and other	915	970	915

Total net revenue	4,481	5,774	5,420
Costs and expenses:
Cost of products	1,692	2,030	1,928
Cost of services and other	497	548	523

Total costs	2,189	2,578	2,451
Research and development	642	704	685
Selling, general and administrative	1,603	1,697	1,700

Total costs and expenses	4,434	4,979	4,836
Income from operations	47	795	584
Interest income	29	113	172
Interest expense	(88)	(123)	(91)
Other income (expense), net	19	30	5

Income before taxes	7	815	670
Provision for income taxes	38	122	32

Net income (loss)	$(31)	$693	$638

Net income (loss) per share — Basic:	$(0.09)	$1.91	$1.62
Net income (loss) per share — Diluted:	$(0.09)	$1.87	$1.57
Weighted average shares used in computing net income (loss) per share:
Basic	346	363	394
Diluted	346	371	406

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2009	2008
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,479	$1,405
Short-term investments	14	24
Accounts receivable, net	595	770
Inventory	552	646
Other current assets	321	337

Total current assets	3,961	3,182
Property, plant and equipment, net	845	824
Goodwill	655	646
Other intangible assets, net	167	228
Restricted cash and cash equivalents	1,566	1,582
Long-term investments	163	206
Other assets	255	339

Total assets	$7,612	$7,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$307	$308
Employee compensation and benefits	336	409
Deferred revenue	285	280
Income and other taxes payable	26	128
Other accrued liabilities	169	205

Total current liabilities	1,123	1,330
Long-term debt	1,516	1,514
Senior notes	1,388	611
Retirement and post-retirement benefits	498	324
Other long-term liabilities	581	669

Total liabilities	5,106	4,448
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 566 million shares at October 31, 2009 and 561 million shares at October 31, 2008 issued	6	6
Treasury stock at cost; 220 million shares at October 31, 2009 and 211 million shares at October 31, 2008	(7,627)	(7,470)
Additional paid-in-capital	7,552	7,410
Retained earnings	2,760	2,791
Accumulated other comprehensive loss	(185)	(178)

Total stockholders' equity	2,506	2,559

Total liabilities and stockholders' equity	$7,612	$7,007

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(31)	$693	$638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162	201	191
Share-based compensation	71	82	139
Deferred taxes	28	(53)	(134)
Excess and obsolete inventory-related charges	54	24	21
Translation gain from liquidation of a subsidiary	—	(25)	—
Non-cash restructuring and asset impairment charges	39	8	8
Net (gain) loss on sale of investments	—	4	(2)
Net (gain) loss on sale of assets and divestitures	(6)	2	(13)
Net pension curtailment and settlement gains	(16)	—	(1)
Other	2	(1)	2
Changes in assets and liabilities:
Accounts receivable, net	193	(44)	22
Inventory	47	(14)	(21)
Accounts payable	(7)	(21)	(13)
Employee compensation and benefits	(86)	(10)	13
Income taxes and other taxes payable	(105)	45	132
Interest rate swap proceeds	43	—	—
Other assets and liabilities	20	(135)	(13)

Net cash provided by operating activities	408	756	969
Cash flows from investing activities:
Investments in property, plant and equipment	(128)	(154)	(154)
Proceeds from the sale of property, plant and equipment	1	14	12
Purchase of investment securities	(30)	(256)	—
Proceeds from the sale of investment securities	94	150	13
Proceeds from divestitures, net	45	—	14
Change in restricted cash, cash equivalents and investments, net	16	33	3
Purchase of minority interest	(10)	(14)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(2)	(172)	(344)

Net cash used in investing activities	(14)	(399)	(456)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	71	211	375
Treasury stock repurchases	(157)	(1,001)	(1,944)
Proceeds from credit facility	325	510	—
Repayment of credit facility	(325)	(510)	—
Proceeds from long-term debt and senior notes	748	16	598
Debt issuance costs	(5)	—	(5)
Payment of debt	—	—	(4)

Net cash provided by (used in) financing activities	657	(774)	(980)
Effect of exchange rate movements	23	(4)	31
Net increase (decrease) in cash and cash equivalents	1,074	(421)	(436)
Cash and cash equivalents at beginning of year	1,405	1,826	2,262

Cash and cash equivalents at end of year	$2,479	$1,405	$1,826

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2006	535,109	$5	$6,605	(126,732)	$(4,525)	$1,534	$29	$3,648
Components of comprehensive income:
Net income	—	—	—	—	—	638	—	638
Change in unrealized gain on investments	—	—	—	—	—	—	23	23
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in foreign currency translation	—	—	—	—	—	—	150	150
Change in minimum Pension liability	—	—	—	—	—	—	112	112
Amortization of non U.S. Pension plan costs	—	—	—	—	—	—	2	2
Deferred taxes, primarily related to currency translation and unrealized gain on investments	—	—	—	—	—	—	(31)	(31)

Total comprehensive income								890

Adjustment to initially apply amendment to ASC 715, "Compensation — Retirement Benefits", including tax impact	—	—	—	—	—	—	127	127
Share-based awards issued	16,013	1	373	—	—	—	—	374
Repurchase of common stock	—	—	—	(54,009)	(1,944)	—	—	(1,944)
Share-based compensation	—	—	139	—	—	—	—	139

Balance as of October 31, 2007	551,122	6	7,117	(180,741)	(6,469)	2,172	408	3,234
Components of comprehensive income:
Net income	—	—	—	—	—	693	—	693
Change in unrealized gain on investments	—	—	—	—	—	—	(40)	(40)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(26)	(26)
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	—	—	—	—	—	(25)	(25)
Change in foreign currency translation	—	—	—	—	—	—	(100)	(100)
Deferred taxes, primarily related to unrealized losses on investments and derivatives	—	—	—	—	—	—	13	13
Change in deferred net pension costs:
Net loss, including tax impact	—	—	—	—	—	—	(409)	(409)
Net prior service credit	—	—	—	—	—	—	1	1

Total comprehensive income								107

Adjustment to initially apply amendment to ASC 740, "Income Taxes"	—	—	—	—	—	(74)	—	(74)
Share-based awards issued	9,545	—	211	—	—	—	—	211
Repurchase of common stock	—	—	—	(30,081)	(1,001)	—	—	(1,001)
Share-based compensation	—	—	82	—	—	—	—	82

Balance as of October 31, 2008	560,667	6	7,410	(210,822)	(7,470)	2,791	(178)	2,559
Components of comprehensive income:
Net loss	—	—	—	—	—	(31)	—	(31)
Change in unrealized loss on investments	—	—	—	—	—	—	6	6
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	1	1
Losses reclassified into earnings related to derivative instruments	—	—	—	—	—	—	23	23
Change in foreign currency translation	—	—	—	—	—	—	157	157
Deferred taxes, primarily related to derivatives	—	—	—	—	—	—	(6)	(6)
Change in deferred net pension costs:
Net loss, including tax impact	—	—	—	—	—	—	(287)	(287)
Net prior service credit	—	—	—	—	—	—	99	99

Total comprehensive loss								(38)

Share-based awards issued	5,400	—	71	—	—	—	—	71
Repurchase of common stock	—	—	—	(9,097)	(157)	—	—	(157)
Share-based compensation	—	—	71	—	—	—	—	71

Balance as of October 31, 2009	566,067	$6	$7,552	(219,919)	$(7,627)	$2,760	$(185)	$2,506

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Overview.    Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        Proposed Acquisition of Varian, Inc.    On July 26, 2009, Agilent, Varian, Inc. ("Varian"), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian's common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction has been approved by shareholders of Varian and is expected to be completed after achieving customary closing conditions and regulatory approvals. We may finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

        Revisions to Financial Statement Presentation.    We have revised our consolidated balance sheet as of October 31, 2008 to correct an error in the classification of deferred tax assets and liabilities. This revision does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period. During the April 30, 2009 quarter-end process, we noted that the October 31, 2008 U.S. deferred tax valuation allowances and certain deferred tax assets/deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules. We have therefore revised our balance sheet as of October 31, 2008 by decreasing other long-term liabilities by $435 million and decreasing other long-term assets by $404 million, decreasing other current assets by $26 million and increasing other accrued liabilities by $5 million.

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

        Reclassifications.    Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

        FASB Accounting Standards Codification.    In June 2009, the Financial Accounting Standards Board ("FASB") introduced the "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles", ("The Codification or ASC"). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature issued by FASB, American Institute of Certified Public Accountants,

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerging Issues Task Force and other related literature. The Codification eliminates the GAAP hierarchy and establishes one level of authoritative guidance for GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification in the quarter ending October 31, 2009 and provided the appropriate references to the Codification, where appropriate. There has been no change to our financial statements due to the implementation of the Codification.

        Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method.

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Share-based compensation.    For the years ended 2009, 2008 and 2007, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting in accordance with the revised authoritative guidance. Under the fair value method, we recorded compensation expense for all share-based awards of $71 million in 2009, $82 million in 2008 and $139 million in 2007. In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP program. In September 2007 our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 plan only. The modification changed the award payout calculation to be based exclusively on a market performance measure.

        Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 15, "Guarantees".

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue, and the associated expense is recorded in cost of products for all periods presented.

        Goodwill and Purchased Intangible Assets.    We review goodwill for impairment annually as of September 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the authoritative guidance. The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail the first step of the goodwill impairment test (as described in the next paragraph): significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit's goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

        The provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Accordingly, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. For 2009, Agilent had three reporting units, which were the same as our operating segments: electronic measurement, bio-analytical measurement and semiconductor and board test.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the fair values of all of our reporting units to our total market capitalization, taking into account an appropriate control premium. We then compare the carrying value of our reporting units to the fair value calculations based on the income approach noted above.

        If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Estimates of the future cash flows associated with the businesses are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

        Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and is amortized using the straight-line method over estimated useful lives ranging from 1 to 15 years.

        Advertising.    Advertising costs are expensed as incurred and amounted to $36 million in 2009, $45 million in 2008 and $48 million in 2007 for Agilent operations.

        Research and development.    To date, costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. The number of shares assumed to be purchased also considers the amount of unrecognized compensation cost for future service. As a result of the company's net loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding. Diluted net income (loss) per share for fiscal years 2009, 2008 and 2007 excluded the potentially dilutive effect of 29 million, 7 million and 5 million options to purchase common stock, respectively, as their effect was antidilutive.

        Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of October 31, 2009, approximately 53 percent of our cash and cash equivalents is held in the U.S. and 11 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 5 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Restricted cash and cash equivalents was $1.6 billion in 2009 and 2008 mostly held in commercial paper.

        Fair Value of Financial Instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. Agilent determines the fair value of short-term and long-term investments in debt securities considering information obtained from independent pricing sources. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our long-term debt approximates the carrying value. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 11, "Fair Value Measurements" for additional information on the fair value of financial instruments.

        Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits, commercial paper and demand deposit balances. These investments are categorized as cash and cash equivalents, restricted cash and cash equivalents and short-term and long-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We have a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent or more of combined accounts receivable as of October 31, 2009.

        Derivative instruments.    Agilent is exposed to global market exchange rate and interest rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options and interest rate swaps to manage financial exposures resulting from changes in foreign currency exchange rates and interest rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency or interest exposures. Foreign currency exposures include committed and anticipated revenue and expense transactions and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary. Interest rate exposures are associated with the company's fixed-rate debt. For option contracts, we exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; foreign exchange hedging contracts generally mature within twelve months and interest rate swaps mature at the same time as the maturity of the debt. In order to manage foreign currency exposures in a few limited jurisdictions, such as China, we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

        All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow or net investment hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Amounts associated with net investment hedges are recognized only when the subsidiary is sold or liquidated. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2009, 2008 and 2007 was not significant.

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

        Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software. Capitalized software is included in property, plant and equipment and is depreciated over three to five years once development is complete.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

        Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $133 million as of October 31, 2009 and $134 million as of October 31, 2008.

        Foreign currency translation.    We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive loss in stockholders' equity. The cumulative translation adjustment balance at October 31, 2009 and 2008 was an unrealized gain of $389 million and $232 million, respectively.

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss). Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $1 million net loss, $4 million net gain and $17 million net loss for fiscal years 2009, 2008 and 2007, respectively.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance on measurements of fair value. The guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date of the authoritative guidance for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective November 1, 2008, we adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of the guidance for financial assets and financial liabilities did not have a material impact on the company's results of operations or the fair values of its financial assets and liabilities. We are required to apply the provisions to nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and do not expect it to have a material impact on our consolidated financial statements.

        On October 31, 2007, the company adopted FASB's guidance on defined benefit pension and other postretirement plans. This authoritative guidance requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this guidance required immediate recognition in accumulated other comprehensive income of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. As required by the guidance, the company has moved the measurement date for our non-U.S. plans from September 30 to October 31 effective October 31, 2009. The adoption of the measurement provisions did not have a material impact on our consolidation financial statements.

        In December 2007, the FASB issued amendments to the guidance for business combinations. The revised guidance provides the recognition and measurement requirements of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires additional disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective beginning November 1, 2009, at which time we will change our accounting treatment for business combinations. As a result of adopting the amended guidance on November 1, 2009, we did not have a material impact to our consolidated financial statements.

        In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. The guidance requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued amendments to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. The authoritative guidance is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

        In June 2009, the FASB issued amendments to provide guidance on variable interest entities. The guidance eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. The guidance will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and will be applied retrospectively. We are currently evaluating the impact, if any, that the adoption of the guidance will have on our consolidated financial statements.

        In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation principles. We adopted the guidance in the quarter ended October 31, 2009, and there was no material impact on our consolidated financial statements.

        In September 2009, the FASB amended the guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The guidance is effective for interim and annual periods ending after December 15, 2009. We do not expect a material impact on the consolidated financial statements due to the adoption of this amended guidance.

        In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

        In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

3.     SHARE-BASED COMPENSATION

        Agilent accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our ESPP and performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description of Share-Based Plans

        Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. Prior to November 1, 2008, under the provisions of the ESPP, eligible employees could contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date of each offering period, as defined by the ESPP. Effective November 1, 2008, the Compensation Committee of Board of Directors approved a change to our ESPP that eliminated the look back period. The ESPP will continue to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. As of October 31, 2009, the number of shares of common stock authorized and available for issuance under our ESPP was 26,710,768. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of common stock of Agilent on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

        Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25,000,000 shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2009, 25,872,956 shares were available for future awards under the 2009 Stock Plan.

        Stock options granted under the 2009 Stock Plans may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program under the 1999 and 2009 Stock Plans, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. The maximum contractual term for awards under the LTPP program is three years. The following table summarizes the shares approved by the Compensation Committee to be issued under the LTPP.

Period	Approved Target Award Shares	Fiscal Year Shares May Be Awarded
FY2007 LTPP	447,684	2010
FY2008 LTPP	364,396	2011
FY2009 LTPP	391,868	2012

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In all cases, the final award may vary from zero to 200 percent of the target award as it is based on certain performance metrics. We consider the dilutive impact of this program in our diluted net income (loss) per share calculation only to the extent that the performance conditions are met.

        In March 2007, we began to issue restricted stock units under our share-based plans. The estimated fair value of the restricted stock unit awards granted under the Stock Plans is determined based on the market price of Agilent's common stock on the date of grant. Restricted stock units generally vest at a rate of 25 percent per year over a period of four years from the date of grant.

Impact of Share-Based Compensation Awards

        We have recognized compensation expense based on the estimated grant date fair value method under the revised authoritative guidance. For all share-based awards we have recognized compensation expense using a straight-line amortization method. As the guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation has been reduced for estimated forfeitures.

        The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Cost of products and services	$14	$17	$31
Research and development	11	13	22
Selling, general and administrative	46	52	86

Total share-based compensation expense	$71	$82	$139

        At October 31, 2009 there was no share-based compensation capitalized within inventory. Income tax benefit recognized in 2009, 2008 and 2007 in the statement of operations for share-based compensation was not material. The weighted average grant date fair value of options, granted in 2009, 2008 and 2007 was $5.77, $12.01 and $10.98 per share, respectively.

        Included in the 2007 share-based compensation expense amount of $139 million is $6 million of expense related to the FY2004 LTPP. During 2007, we received the final performance results of our FY2004 LTPP which ended on October 31, 2006. The results indicated that we exceeded our specified performance targets. Consequently, we recorded incremental expense to reflect this program's performance results. In addition, in 2007, we recorded $4 million of expense for the acceleration of unvested awards related to the separation of a senior executive.

        In 2007, share-based compensation expense included $15 million of incremental net expense associated with the modification of the FY2005 LTPP. In September 2007, our Board of Directors approved a modification that removed the performance metric from the payout computation for the FY2005 program only which ended on October 31, 2007. The modification changed the award payout calculation to be based exclusively on the market metric. The number of shares awarded under the FY2005 LTPP was 200 percent of the target award.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

        For all periods presented, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. For all periods presented, shares granted under the LTPP were valued using a Monte Carlo simulation. As a result of the change in our ESPP effective November 1, 2008, no Black-Scholes assumptions were required in the valuation of awards granted under our current ESPP for 2009. For 2008 and 2007 the value of share-based awards for ESPP awards was estimated using the Black-Scholes option pricing model. The estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant.

        The assumptions used to estimate the fair value of employee stock options granted, ESPP purchases and the LTPP were as follows:

	Years Ended October 31,
	2009	2008	2007
Stock Option Plans:
Weighted average risk-free interest rate	2.31%	3.16%	4.61%
Dividend yield	0%	0%	0%
Weighted average volatility	32%	33%	29%
Expected life	4.40 yrs	4.60 yrs	4.60 yrs
ESPP:
Weighted average risk-free interest rate	N/A	2.93%	4.80%
Dividend yield	N/A	0%	0%
Weighted average volatility	N/A	31%	31%
Expected life	N/A	0.5-1 yrs	0.5-2 yrs
LTPP:
Volatility of Agilent shares	33%	27%	31%
Volatility of selected peer-company shares	17%-62%	17%-52%	15%-57%
Price-wise correlation with selected peers	35%	24%	29%

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For the year 2009 the expected stock price volatility assumption was determined using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life. Management believes that based on current data these estimates of volatility are more appropriate than implied volatility. In reaching this conclusion, we have considered many factors including the limited number of Agilent options currently traded and our limited ability to find traded options in the current market with similar terms and prices to the options we are valuing. For 2008 and 2007 we used implied volatility of Agilent's publicly traded, similarly priced, stock options to estimate the expected stock price volatility assumption for employee stock option awards. In estimating the expected life of our options granted we considered the historical option exercise behavior of our employees, which we believe is representative of future behavior.

        In the first quarter of 2009, we revised our estimate of the expected life of our employee stock options from 4.6 years to 4.4 years. In revising this estimate, we considered the historical option

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise behavior of our employees. In the first quarter of 2009, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.4 years.

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

Share-Based Payment Award Activity

Employee Stock Options

        The following table summarizes employee stock option award activity made to our employees and directors for 2009:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2008	37,766	$29
Granted	2,083	$19
Exercised	(1,450)	$20
Cancelled/Forfeited/Expired	(2,383)	$30
Plan Shares Expired	(2,128)	$42

Outstanding at October 31, 2009	33,888	$28

        The plan shares expired per the above table represent cancelled options granted under the HP stock option plan that are not added back to our available for grant options.

        Forfeited and expired options from total cancellations in 2009 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	91	$27
Expired	4,420	$36

Total Options Cancelled at October 31, 2009	4,511	$36

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The options outstanding and exercisable for equity share-based payment awards at October 31, 2009 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 25	13,436	4.4	$20	$58,924	11,453	3.7	$21	$47,513
$25.01 - 30	6,002	3.4	$27	—	5,956	3.4	$27	—
$30.01 - 40	13,384	5.4	$33	—	10,714	5.0	$33	—
$40.01 & over	1,066	0.8	$61	—	1,066	0.8	$61	—

	33,888	4.5	$28	$58,924	29,189	3.9	$28	$47,513

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $24.74 at October 31, 2009, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2009 was approximately 11 million.

        The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2009, 2008 and 2007:

	Aggregate Intrinsic Value	Weighted Exercise Price Price	Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2007	$152,171	$25
Black-Scholes value of options granted during fiscal 2007			$11
Options exercised in fiscal 2008	$62,955	$26
Black-Scholes value of options granted during fiscal 2008			$12
Options exercised in fiscal 2009	$7,836	$20
Black-Scholes value of options granted during fiscal 2009			$6

        As of October 31, 2009, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $12 million which is expected to be amortized over a weighted-average period of 1.8 years. The amount of cash received from the exercise of share-based awards granted was $71 million in 2009, $211 million in 2008 and $375 million in 2007. See Note 4, "Provision for Income Taxes" for the tax impact on share-based award exercises.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested Awards

        The following table summarizes non-vested award activity in 2009 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2008	3,640	$34
Granted	807	$19
Vested	(1,426)	$28
Forfeited	(90)	$32
FY2006 LTPP Incremental Issuance	161	$19

Non-vested at October 31, 2009	3,092	$30

        As of October 31, 2009, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $36 million which is expected to be amortized over a weighted-average period of 1.8 years. The total fair value of restricted stock awards vested was $25 million for 2009, $40 million for 2008 and $41 million for 2007.

4.     PROVISION FOR INCOME TAXES

        The provision for income taxes from operations is comprised of:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
U.S. federal taxes from operations:
Current	$(20)	$39	$71
Deferred	26	(33)	(127)
Non-U.S. taxes from operations:
Current	20	114	91
Deferred	6	(3)	(5)
State taxes from operations, net of federal benefit:
Current	10	22	3
Deferred	(4)	(17)	(1)

Total provision from operations	$38	$122	$32

        The income tax provisions do not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$76	$—	$61	$—
Property, plant and equipment	19	72	19	86
Warranty reserves	11	1	11	1
Retiree medical benefits	44	1	42	1
Other retirement benefits	98	50	105	119
Employee benefits, other than retirement	192	—	204	—
Net operating loss and credit carryforwards	239	—	307	—
Unremitted earnings of foreign subsidiaries	—	53	—	72
Share-based compensation	54	—	51	—
Deferred revenue	284	—	253	—
Other	50	10	67	7

Subtotal	1,067	187	1,120	286
Tax valuation allowance	(684)	—	(621)	—

Total deferred tax assets or deferred tax liabilities	$383	$187	$499	$286

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2009 and 2008:

	Years Ended October 31,
	2009	2008
	(in millions)
Current deferred tax assets (included within other current assets)	$139	$132
Long-term deferred tax assets (included within other assets)	47	95
Current deferred tax liabilities (included within income and other taxes payable)	(3)	(11)
Long-term deferred tax liabilities (included within other long-term liabilities)	13	(3)

Total	$196	$213

        The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances were determined in accordance with the provisions of the authoritative guidance which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. The valuation allowance increased substantially in 2008 as a result of changes to other comprehensive income-related taxes for pensions, certain mark to market investments, currency translation adjustments and an increase in the amount of foreign tax credits. During 2009, we continued to maintain partial valuation allowances for U.S. federal and state deferred tax assets. In 2009, the valuation allowances increased over the prior year reflecting an offset of an increase in the gross deferred tax liability for other comprehensive income and the increases of the gross deferred tax assets for losses incurred and other operating timing items. The valuation allowance increases are primarily associated with the U.S. and U.K. Cumulative losses incurred by certain entities in foreign jurisdictions in recent years represent sufficient negative evidence to require maintaining full valuation allowances. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

        At October 31, 2009, we had federal net operating loss carryforwards of approximately $27 million and tax credit carryforwards of approximately $54 million. The federal net operating losses expire in years beginning 2015 through 2029, and the federal tax credits expire in 2020, if not utilized. At October 31, 2009, we had state net operating loss carryforwards of approximately $48 million which expire in years beginning 2013 through 2029, if not utilized. In addition, we had state tax credit carryforwards of $43 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses. At October 31, 2009, we also had foreign net operating loss carryforwards of approximately $489 million. Of this foreign loss, $309 million will expire in years beginning 2011 through 2018, if not utilized. The remaining $180 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

        The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $149 million as of October 31, 2009 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The differences between profit before tax times the U.S. federal statutory income tax rate and our provision for income taxes from operations are:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Profit before tax times statutory rate	$2	$285	$234
State income taxes, net of federal benefit	6	5	3
Non-U.S. income taxed at different rates	(24)	(118)	(109)
Research credits	(7)	(7)	(7)
Hewlett-Packard settlement or spin related	—	—	(73)
Nondeductible goodwill	2	—	—
Nondeductible employee stock purchase plan expense	2	3	7
Other, net	11	18	4
Valuation allowances	46	(64)	(27)

Provision for income taxes	$38	$122	$32

Effective tax rate	543%	15%	4.8%

        The domestic and foreign components of income (loss) earnings from operations before taxes are:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
U.S. operations	$(226)	$(100)	$(460)
Non-U.S. operations	233	915	1,130

Total income (loss) from operations	$7	$815	$670

        For 2009, the annual effective tax rate was 543 percent on operations. The 543 percent operations tax rate reflects that our structure has a fixed component of tax and that on reduced profitability unusual tax rate results. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $67 million relating primarily to the lapses of statutes of limitations and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

        For 2008, the annual effective tax rate was 15 percent on operations. The 15 percent operations tax rate includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances.

        For 2007, the annual effective tax rate was 4.8 percent on operations. The 4.8 percent operations tax rate reflects taxes at an effective tax rate of zero in the U.S. (due to a release of a significant portion of the valuation allowance) and at low effective tax rates in other jurisdictions. The low operations tax

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate includes a benefit of $31 million related to valuation allowance adjustments based on changes in other comprehensive income items, portions of which are attributable to increases in currency translation adjustments and to increases in the value of certain stock investments. In addition, the tax rate includes benefits totaling $73 million related to the resolution of primarily non-U.S. tax issues associated with the 2000 spin-off of Agilent from Hewlett-Packard.

        Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2009, the cumulative amount of undistributed earnings considered permanently reinvested is $2,983 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. If management decides to remit these permanently reinvested earnings to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia and Switzerland. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. During the years 2000 through 2009, Agilent enjoyed tax holidays that applied to manufacturing income generated in Malaysia and Singapore as well as income generated from abroad in Switzerland. The tax holiday in Malaysia expires in 2010. In Singapore, three holidays have now expired. However, two of them are currently being renegotiated. In Switzerland, some tax holidays have been renewed with the next one expiring in 2013. Also, Agilent secured in 2004 an additional Singapore tax holiday for earnings from investments and related activity that began in 2004. The tax holiday applies to applicable earnings of Agilent until the end of 2013, with the opportunity for a reduced rate thereafter.

        As a result of the incentives, the impact of the tax holidays decreased income taxes by $14 million, $112 million and $190 million in 2009, 2008 and 2007, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.04, $0.30 and $0.47 in 2009, 2008 and 2007, respectively.

        We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

        We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. As of October 31, 2009, we accrued and reported $41.1 million of interest and penalties relating to unrecognized tax benefits of which $(0.2) million was recognized in 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A 2009 and 2008 rollforward of our uncertain tax positions including all federal, state and foreign tax jurisdictions is as follows:

	2009	2008
	(in millions)
Balance, beginning of year	$946	$915
Additions for tax positions related to the current year	18	61
Additions for tax positions from prior years	34	20
Reductions for tax positions from prior years	(61)	(41)
Statute of limitations expirations	(7)	(9)

Balance, end of year	$930	$946

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

        Our U.S. federal income tax returns for 2000 through 2007 have been or are under audit by the Internal Revenue Service ("IRS"). In August 2007, we received a Revenue Agent's Report ("RAR") for 2000 through 2002. The RAR proposed many adjustments to taxable income. One adjustment, however, which deals with the use of Agilent's brand name by our foreign affiliates accounts for the majority of the proposed adjustments. In August of 2009, this brand name issue was resolved with no adjustments made to Agilent's taxable income. We continue to meet with the Appeals Office of the IRS in order to resolve the remaining issues associated with the RAR's proposed adjustments. We are uncertain as to how and when these issues will be finally resolved. It may take several years. We believe that any required adjustments however will be more than offset by applying available net operating losses from the years under audit and undisputed tax credits. Based on current information, we believe that the ultimate disposition of these matters is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     NET INCOME (LOSS) PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below. As a result of the company's net loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding.

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Numerator:
Net income (loss)	$(31)	$693	$638
Denominators:
Basic weighted average shares	346	363	394
Potentially dilutive common stock equivalents — stock options and other employee stock plans	—	8	12

Diluted weighted average shares	346	371	406

        The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation. The total number of share-based awards issued in 2009, 2008 and 2007 were 5 million, 10 million and 16 million, respectively.

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

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

	Years Ended October 31,
	2009	2008	2007
Options to purchase shares of common stock (in millions)	29	7	5
Weighted-average exercise price	$30	$42	$47
Average common stock price	$20	$33	$35

6.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for income taxes was $113 million in 2009, $210 million in 2008 and $86 million in 2007. Cash paid for interest was $88 million in 2009 and 2008 and $89 million in 2007.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     INVENTORY

	October 31,
	2009	2008
	(in millions)
Finished goods	$285	$331
Purchased parts and fabricated assemblies	267	315

Inventory	$552	$646

        Inventory-related excess and obsolescence charges of $54 million, $24 million and $21 million were recorded in total cost of products in 2009, 2008 and 2007, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

8.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2009	2008
	(in millions)
Land	$97	$91
Buildings and leasehold improvements	1,210	1,147
Machinery and equipment	779	758
Software	365	350

Total property, plant and equipment	2,451	2,346
Accumulated depreciation and amortization	(1,606)	(1,522)

Property, plant and equipment, net	$845	$824

        Asset impairments other than restructuring were zero million in 2009 and $1 million in both 2008 and 2007. Depreciation expenses were $112 million in 2009, $126 million in 2008 and $142 million in 2007.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The goodwill balances at October 31, 2009 and 2008 and the movements in 2009 and 2008 for each of our reportable segments are shown in the table below:

	Electronic Measurement	Bio-analytical Measurement	Semiconductor & Board Test	Total
	(in millions)
Goodwill at October 31, 2007	$277	$237	$44	$558
Foreign currency translation impact	27	(1)	(5)	21
Goodwill arising from acquisitions	25	42	—	67

Goodwill at October 31, 2008	329	278	39	646
Foreign currency translation impact	19	1	6	26
Disposals	(15)	(7)	—	(22)
Goodwill arising from acquisitions	3	2	—	5

Goodwill at October 31, 2009	$336	$274	$45	$655

        The component parts of other intangible assets at October 31, 2009 and 2008 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2008:
Purchased technology	$281	$124	$157
Trademark/Tradename	32	3	29
Customer relationships	85	43	42

Total	$398	$170	$228

As of October 31, 2009:
Purchased technology	$281	$170	$111
Trademark/Tradename	32	6	26
Customer relationships	85	55	30

Total	$398	$231	$167

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In 2009, we recorded $5 million of goodwill primarily relating to the purchase of the remaining unowned portion of a joint venture. Goodwill was reduced by $22 million due to businesses that we divested during 2009 some of which had not been fully integrated into Agilent. We recorded zero additions to other intangibles and recorded $16 million of impairment charges to other intangibles primarily related to divested businesses.

        In 2008, we purchased $103 million of other intangibles and recorded $67 million of goodwill relating to seven acquisitions and a purchase of the remaining unowned portion of a joint venture. On December 18, 2007, we completed the acquisition of Velocity11, a designer, manufacturer and marketer of robotic solutions. The aggregate purchase price was approximately $111 million in cash used to purchase 100 percent of Velocity11's outstanding common shares and vested common stock options that Velocity11 employees held on the closing date of the acquisition.

        Pro forma disclosures were not required for any of these acquisitions, as they were not material.

        Amortization of intangible assets was $45 million in 2009, $53 million in 2008, and $40 million in 2007. Future amortization expense related to existing purchased intangible assets is estimated to be $39 million in 2010, $35 million for 2011, $28 million for 2012, $20 million for 2013, $14 million for 2014, and $31 million thereafter.

10.   INVESTMENTS

        The following table summarizes the company's investments as of October 31, 2009 and 2008 (net book value):

	October 31,
	2009	2008
	(in millions)
Short-Term
Available-for-sale investments	$14	$24

Long-Term
Cost method investments	$82	$68
Trading securities	50	57
Available-for-sale investments	31	81

Total	$163	$206

        Cost method investments consist of non-marketable equity securities and two special funds and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.

        In February 2008, Agilent traded an externally managed short-term investment fund for the underlying securities of the investment and now manages those investments internally. The securities received were fixed income debt securities and are held as available-for-sale. Agilent estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values may not be representative of actual values that could have been realized as of October 31, 2009 and 2008 or that will be realized in the future.

        Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2009 and October 31, 2008:

	October 31, 2009				October 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$36	$—	$—	$36	$101	$—	$(5)	$96
Equity securities	4	5	—	9	4	5	—	9

	$40	$5	$—	$45	$105	$5	$(5)	$105

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2009:

	Cost	Estimated Fair Value
	(in millions)
Due in less than 1 year	$14	$14
Due in 1-5 years	6	7
Due after 5 years	16	15

	$36	$36

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

        Amounts included in other income (expense) for realized gains and losses on the sale of available-for-sale securities and other than temporary impairments were as follows:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Available-for-sale investments — realized gain (loss)	$1	$(4)	$2
Other than temporary impairment on investments	$(9)	$(6)	$(7)

        Net unrealized gains and losses on our trading securities portfolio were $6 million of unrealized losses in 2009, $15 million of unrealized losses in 2008 and $10 million of unrealized gains in 2007.

        Realized gains and losses from the sale of cost method securities were $1 million of realized gains for 2009 and zero for 2008 and 2007.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.   FAIR VALUE MEASUREMENTS

        The authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

  Fair Value Hierarchy

        The guidance establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into three levels. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

        Level 1— applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

        Level 2— applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.

        Level 3— applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 were as follows:

		Fair Value Measurement at October 31, 2009 Using
	October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,888	$1,888	$—	$—
Available-for-sale investments	14	—	11	3
Derivative instruments	14	—	14	—
Long-term
Trading securities	50	50	—	—
Available-for-sale investments	31	9	19	3
Restricted cash (commercial paper)	1,555	—	1,555	—

Total assets measured at fair value	$3,552	$1,947	$1,599	$6

Liabilities:
Short-term
Derivative instruments	$8	$—	$8	$—
Long-term
Deferred compensation liability	49	—	49	—

Total liabilities measured at fair value	$57	$—	$57	$—

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

        Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in earnings.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2009:

Year Ended October 31, 2009
Balance, beginning of period	$19
Realized losses related to amortization of premium	(2)
Unrealized gains included in accumulated other comprehensive income	1
Realized losses related to investment impairments	(4)
Sales	(6)
Transfers into (out of) level 3	(2)

Balance, end of period	$6

Total losses included in earnings attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$(2)

12.   DERIVATIVES

        We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

  Fair Value Hedges

        The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter bank offered rate ("LIBOR") -based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap. We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of October 31, 2009, there were 9 interest rate swap contracts designated as fair value hedges. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $750 million.

  Cash Flow Hedges

        The company also enters into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in cost of sales in the consolidated statement of operations in the current period.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other Hedges

        Additionally, the company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense) in the consolidated statement of operations, in the current period, along with the offsetting gain or loss on the underlying assets or liabilities.

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

        The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2009, was approximately $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2009.

        There were 112 foreign exchange forward contracts and 7 foreign exchange option contracts open as of October 31, 2009 and designated as cash flow hedges. There were 147 foreign exchange forward contracts open as of October 31, 2009 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2009 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency
	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(69)	$—	$278
British Pound	3	—	134
Swiss Franc	(13)	—	40
Malaysian Ringgit	74	—	25
Canadian Dollar	(26)	—	18
Japanese Yen	(21)	(99)	(16)
Other	20	—	(6)

	$(32)	$(99)	$473

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2009 were as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts	Other assets	$3	Other long-term liabilities	$—
Cash flow hedges
Foreign exchange contracts	Other current assets	$8	Other accrued liabilities	$5
	Other accrued liabilities	—	Other current assets	1

		$11		$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$8	Other accrued liabilities	$3
	Other accrued liabilities	—	Other current assets	1

		$8		$4

Total derivatives		$19		$10

        The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

Year Ended October 31, 2009
Derivatives designated as hedging instruments
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$2
Cash Flow Hedges
Gain recognized in OCI on derivatives	$1
Loss reclassified from OCI into cost of sales	$23
Derivatives not designated as hedging instruments
Gain recognized in other income (expense)	$82

        The estimated net amount of existing gains at October 31, 2009 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

13.   RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

        Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next two years.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In the first quarter of 2009, we announced a new restructuring program (the "FY 2009 Plan") to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. The FY 2009 Plan was conceived in response to deteriorating economic conditions and is designed to deliver sufficient savings to enable our businesses to reach their profitability targets. In the second quarter of 2009, we announced additional actions as part of the FY 2009 Plan to restructure our global infrastructure organization and our electronic measurement and semiconductor board test segments in response to the continuing deterioration of economic conditions. These additional actions will ultimately reduce our global workforce of regular employees by approximately 3,300 positions, bringing the total headcount reductions under the FY 2009 Plan to approximately 3,800 positions. We expect to complete all the actions under the FY 2009 Plan by the second quarter of fiscal 2010. As of October 31, 2009 approximately 600 employees within electronic measurement are pending termination under the FY 2009 Plan.

        Special charges related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and inventory on hand written down. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, have caused the value of this inventory to decrease below its cost.

        A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2006	$13	$58	$—	$—	$71
Income statement expense	17	(5)	—	—	12
Cash payments	(29)	(22)	—	—	(51)

Balance as of October 31, 2007	$1	$31	$—	$—	$32
Income statement expense	—	(4)	—	—	(4)
Cash payments	(1)	(17)	—	—	(18)

Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	202	18	27	20	267
Asset impairments/inventory charges	—	—	(27)	(9)	(36)
Cash payments	(153)	(9)	—	(10)	(172)

Balance as of October 31, 2009	$49	$19	$—	$1	$69

        The restructuring and other special accruals for all plans, which totaled $69 million at October 31, 2009 and $10 million at October 31, 2008, are recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

        We expect workforce reduction payments, primarily severance, to be largely complete by the end of the second quarter of fiscal 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of the second quarter of fiscal 2010.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of the charges/(income) in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Cost of products and services	$77	$—	$6
Research and development	35	—	1
Selling, general and administrative	155	(4)	5

Total restructuring, asset impairments and other special charges	$267	$(4)	$12

14.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

        General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution pension plans. Additionally, we sponsor post-retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

        Agilent provides U.S. employees, who meet eligibility criteria under the retirement plan, defined benefits which are generally based on an employee's highest five consecutive years' average pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.

        In addition, in the U.S., Agilent maintains the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental non-qualified defined benefit plan to provide benefits that would be provided under the Retirement Plan ("RP") but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans".

        As of October 31, 2009 and 2008, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $517 million and $520 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

        Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements. Our U.S. retirees who retired prior to January 1, 2005, are also covered by a lump sum death benefit that is part of the Agilent Survivor Protection Plan. In July 2004, the Agilent Survivor Protection Plan was revised to eliminate the $5,000 Retiree Survivor Benefit for all U.S. retirees who retire on or after January 1, 2005. See also Plan Amendments below.

        401(k) defined contribution plan.    Eligible U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan expense

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in income from operations was $23 million in 2009, $26 million in 2008 and $25 million in 2007.

        Post-retirement medical benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet eligibility requirements as of their termination date may participate in our Non-Medicare Medical Plan, and if eligible, the Medicare Medical Plan under the Agilent Health Plan. These two plans are (the Post-Retirement Benefit Plans"). Current U.S. employees may become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Eligible retirees may choose from managed-care and indemnity options, with the company subsidization level dependent on a number of factors including employment status as of January 1, 2005, the option chosen, and length of service.

        Plan Amendments.    On July 14, 2009 the Compensation Committee of the Board of Directors approved design changes to Agilent's U.S. Plans. Effective October 31, 2009, benefits under the current U.S. Plans formula will be frozen and all future benefit accruals for existing employees and new hires will be calculated under a new formula. The new formula will allocate a percentage of each month's eligible earnings to be payable as a lump sum at age 65 whereas the current formula defines a monthly annuity payable at age 65. In addition, effective November 1, 2009, the $5,000 Retiree Survivor Benefit under the Agilent Survivor Protection Plan will be discontinued.

        Due to these plan amendments, we recorded gains of $117 million and $15 million in accumulated other comprehensive loss in 2009 for the U.S. Plans and U.S. post retirement benefit plans, respectively.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued guidance on how companies should account for the impact of the Act on its postretirement healthcare plans. Beginning in 2006, the federal government provides a non-taxable subsidy to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to Medicare Part D benefits. The prescription drug benefits offered under our plans qualify for this subsidy and assuming that we will continue to offer these benefits, we have reflected the expected subsidy according to the guidance prospectively in our financial statements.

        Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2009, 2008 and 2007, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost — benefits earned during the period	$33	$37	$40	$34	$38	$38	$3	$4	$4
Interest cost on benefit obligation	43	38	39	73	74	65	29	27	27
Expected return on plan assets	(38)	(56)	(53)	(86)	(109)	(95)	(20)	(31)	(28)
Amortization and deferrals:
Actuarial (gain) loss	3	(13)	(5)	41	20	32	8	—	2
Prior service cost	(3)	—	—	(2)	(1)	—	(15)	(13)	(9)

Net plan costs (income)	38	6	21	60	22	40	5	(13)	(4)
Curtailments and settlements	—	—	(1)	(3)	—	—	(13)	—	—

Total net plan costs (income)	$38	$6	$20	$57	$22	$40	$(8)	$(13)	$(4)

        In 2009, as a result of reductions in workforce, we recorded a $3 million curtailment gain and a $13 million curtailment gain in the income statement for the Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, respectively. For the U.S. plans, because of lump sum payouts in the first quarter of 2007, we recorded a $1 million settlement gain.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Funded status.    As of October 31, 2009 and 2008, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$449	$685	$1,367	$1,693	$243	$373
Actual return on plan assets	66	(199)	55	(299)	30	(106)
Employer contributions	37	1	71	43	1	—
Participants' contributions	—	—	3	3	—	—
Benefits paid	(70)	(39)	(53)	(42)	(23)	(24)
Transfer from DPSP	—	1	—	—	—	—
Currency impact	—	—	32	(31)	—	—

Fair value — end of year	$482	$449	$1,475	$1,367	$251	$243

Change in benefit obligation:
Benefit obligation — beginning of year	$584	$641	$1,372	$1,508	$358	$437
Service cost	33	37	34	38	3	4
Interest cost	43	38	73	74	29	27
Participants' contributions	—	—	3	3	—	—
Plan amendment	(117)	—	—	—	(15)	(15)
Actuarial (gain) loss	90	(94)	140	(157)	137	(72)
Benefits paid	(72)	(39)	(53)	(42)	(23)	(23)
Transfer from DPSP	—	1	—	—	—	—
Curtailments	(13)	—	(2)	—	1	—
Currency impact	—	—	43	(52)	—	—

Benefit obligation — end of year	$548	$584	$1,610	$1,372	$490	$358

Overfunded (underfunded) status of PBO	$(66)	$(135)	$(135)	$(5)	$(239)	$(115)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$27	$39	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(64)	(133)	(162)	(44)	(239)	(115)

Net asset (liability)	$(66)	$(135)	$(135)	$(5)	$(239)	$(115)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$70	$23	$494	$345	$217	$99
Prior service costs (benefits)	(114)	—	(16)	(16)	(100)	(114)

Total	$(44)	$23	$478	$329	$117	$(15)

        Adoption of amended accounting guidance.    On October 31, 2007, the company adopted the provisions of the amended authoritative accounting guidance. This amendment requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. The statement also requires defined benefit plans to be measured at the fiscal year end. The measurement date requirement is effective for this year.

        The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2010 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(12)	$(1)	$(14)
Amortization of actuarial net loss (gain)	$7	$54	$16

        Investment policies and strategies as of October 31, 2009 and 2008.    Plan assets consist primarily of publicly-traded stocks and bonds. In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocation is approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 10 percent of our U.S. equity portfolio consists of alternative investments, largely private equity partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 45 to 60 percent to equities, from 30 to 55 percent to fixed income investments, and from zero to 10 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified.

        Comment on current market conditions.    Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2009 and 2008 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2009 or 2008.

	2009		2008
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$548	$482	$584	$449

U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—

Total	$548	$482	$584	$449

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,152	$990	$670	$624
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	458	485	702	743

Total	$1,610	$1,475	$1,372	$1,367

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$548	$482	$485	$449
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—

Total	$548	$482	$485	$449

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$716	$628	$70	$66
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	799	847	1,216	1,301

Total	$1,515	$1,475	$1,286	$1,367

        Contributions and estimated future benefit payments.    During fiscal year 2010, we expect to contribute $32 million to the U.S. defined benefit plans, $54 million to plans outside the U.S., and zero

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the post-retirement medical plans. The following table presents expected future benefit payments for the next 10 years.

			U.S. Post-Retirement Benefit Plans
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Gross	Medicare Part D Subsidy	Net
	(in millions)
2010	$47	$41	$25	$2	$23
2011	$51	$42	$27	$2	$25
2012	$56	$45	$28	$2	$26
2013	$60	$49	$30	$2	$28
2014	$65	$54	$32	$3	$29
2015 - 2019	$399	$337	$181	$18	$163

        Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31. For the non-U.S. plans, the measurement date was September 30 for 2008. The U.S. discount rates at October 31, 2009 and 2008 were determined by matching the expected plan benefit payments against an industry discount curve as well as reviewing the movement of industry benchmarks. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For Years Ended October 31,
	2009	2008	2007
U.S. defined benefit plans:
Discount rate	8.5%	6.25%	6.0%
Average increase in compensation levels	3.5%	3.5%	4.0%
Expected long-term return on assets	8.5%	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-6.5%	2.25-5.9%	2.25-5.0%
Average increase in compensation levels	2.5-4.0%	2.5-4.0%	2.5-4.25%
Expected long-term return on assets	4.5-7.25%	4.5-7.25%	4.5-7.0%
U.S. post-retirement benefits plans:
Discount rate	8.5%	6.25%	6.0%
Expected long-term return on assets	8.5%	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2018	2013	2012

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2009	2008
U.S. defined benefit plans:
Discount rate	5.25%	8.5%
Average increase in compensation levels	3.5%	3.5%
Expected long-term return on assets	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.75%	2.25-6.5%
Average increase in compensation levels	2.5-3.75%	2.5-4.0%
Expected long-term return on assets	4.25-7.0%	4.5-7.25%
U.S. post-retirement benefits plans:
Discount rate	5.5%	8.5%
Expected long-term return on assets	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2019	2014

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2009 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligations	$51	$(44)

15.   GUARANTEES

  Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2009	2008
	(in millions)
Balance as of October 31, 2008 and 2007	$29	$29
Accruals for warranties issued during the period	44	50
Changes in estimates	6	1
Settlements made during the period	(51)	(51)

Balance as of October 31, 2009 and 2008	$28	$29

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages that it might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnifications was not material as of October 31, 2009.

  Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. In our opinion, the fair value of these indemnifications was not material as of October 31, 2009.

  Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications was not material as of October 31, 2009.

  Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations was not material on the consolidated balance sheet as of October 31, 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2009.

        In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnifications was not material as of October 31, 2009.

16.   COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2009 were $60 million for 2010, $51 million for 2011, $33 million for 2012, $19 million for 2013, $14 million for 2014 and $32 million thereafter. Future minimum sublease income under leases at October 31, 2009 was $3 million for 2010, $2 million for 2011, $2 million for 2012, $1 million for 2013 and zero thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities was $95 million in 2009, $89 million in 2008 and $73 million in 2007.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

17.   SHORT-TERM DEBT

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2009 the company has no borrowings outstanding under the facility.

        On August 17, 2009 the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc. The amendment allows for up to $1 billion of

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent ("World Trade") (see Note 19, "Long-Term Debt and Long-Term Restricted Cash and Cash Equivalents")), that we are permitted to incur.

18.   SENIOR NOTES

        The following table summarizes the company's senior notes:

	Years Ended October 31,
	2009	2008
	(in millions)
2017 Senior Notes	$637	$611
2015 Senior Notes	500	—
2012 Senior Notes	251	—

Total	$1,388	$611

2017 Senior Notes

        In October 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

        On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the senior notes.

2015 Senior Notes

        In September 2009, the company issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010.

2012 Senior Notes

        In September 2009, the company also issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the 2017 senior notes and a total of $5 million in connection with the 2015 and 2012 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

        Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points and 257.6 basis points with respect to the 2015 and 2012 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. In addition, as a result of the fair value hedge, the senior notes are presented on our balance sheet at fair value, reflecting the change in their value attributable to interest rate risk. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2009, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $3 million with a corresponding increase in carrying value of the senior notes.

19.   OTHER LONG-TERM DEBT AND LONG-TERM RESTRICTED CASH & CASH EQUIVALENTS

        The following table summarizes the company's long-term debt:

	Years Ended October 31,
	2009	2008
	(in millions)
World Trade debt	$1,500	$1,500
Other debt	16	14

Total long-term debt	$1,516	$1,514

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

        In September 2008, Agilent and World Trade entered into an agreement (the "Lloyds Related Agreement") with Lloyds TSB Bank plc ("Lloyds"). Under the Lloyds Related Agreement, on November 17, 2008 (the "Effective Date"), Lloyds accepted the transfer by novation of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement. On the Effective Date, Lloyds paid $1.5 billion to the prior counterparty in consideration of the novation and World Trade's repurchase obligation was extended to January 27, 2011 (the "Extended Repurchase Date"). World Trade is obligated to make aggregate quarterly payments to Lloyds at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on the Effective Date.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Lloyds can accelerate the Extended Repurchase Date or cause a redemption of the preferred Cayco shares only upon certain events of default, but neither World Trade nor Agilent has the right to accelerate the Extended Repurchase Date. The World Trade obligation of $1.5 billion is recorded and classified as a long-term debt on our consolidated balance sheet.

  Other Debt

        On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is recorded and classified as long-term debt on our consolidated balance sheet.

  Long-Term Restricted Cash & Cash Equivalents

        As of October 31, 2009 and October 31, 2008, $1,566 million and $1,582 million were reported as long-term restricted cash and cash equivalents in our consolidated balance sheet, respectively. Of these amounts, $1,555 million and $1,571 million were held in commercial paper maintained in connection with our World Trade debt obligation as of October 31, 2009 and October 31, 2008, respectively.

20.   STOCK REPURCHASE PROGRAM

        As of October 31, 2009, our Board of Directors authorized stock repurchase programs of up to $8.466 billion of our common stock. As of October 31, 2009, we had repurchased a total of approximately 220 million shares of our common stock for $7.624 billion. In addition, $3 million of service and legal fees were recorded in equity. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount that is authorized under the 2008 program is $843 million. On March 26, 2009, the company announced that it was suspending its stock repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company's 2008 stock repurchase program expired upon the termination of its two-year term (see note 22 "Subsequent Event").

Share Repurchase Programs	Number of Shares Repurchased	Amount of Shares Repurchased
	(in millions)
Fiscal Year 2005 Program	125	$4,466
Fiscal Year 2006 Program	56	$2,000
Fiscal Year 2008 Program
Balance as of October 31, 2008	30	$1,001
Repurchases in 2009	9	157

Total for Fiscal Year 2008 Program	39	$1,158

Total	220	$7,624

21.   SEGMENT INFORMATION

        Description of segments.    We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Agilent has three businesses — bio-analytical measurement, electronic

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement and semi-conductor and board test — each of which comprises a reportable segment. In the beginning of the first fiscal quarter of 2009, we formed a new operating segment from our existing businesses: the semiconductor and board test segment. The new segment covers semiconductor equipment and services sold to semiconductor manufacturing and printer circuit board assembly customers. In addition, in the first quarter of 2009, we moved microscopy measurement from the bio-analytical measurement segment to the electronic measurement segment. All historical segment numbers have been recast to conform to this reporting structure in our financial statements. The segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining our reportable segments.

        A description of our three reportable segments is as follows:

  •
  Bio-analytical measurement business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: gas chromatography, liquid chromatography, mass spectrometry, inductively coupled plasma mass spectroscopy, microfluidics, electrophoresis, microarrays, PCR (Polymerase Chain Reaction) instrumentation, laboratory automation and robotics, software and informatics, and related bioreagents, consumables and services.

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

  •
  Semiconductor and board test business provides standard and customized measurement instruments and systems which enable customers to develop and test state of the art semiconductors, test and inspect printed circuit boards, perform functional testing, and measure position and distance information to the sub-nanometer level.

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

	Bio-analytical Measurement	Electronic Measurement	Semi Conductor and Board Test	Total Segments
	(in millions)
Year ended October 31, 2009:
Total net revenue	$2,063	$2,257	$161	$4,481
Income (loss) from operations	$390	$39	$(38)	$391
Depreciation expense	$41	$67	$4	$112
Share-based compensation expense	$30	$33	$3	$66
Year ended October 31, 2008:
Total net revenue	$2,195	$3,228	$351	$5,774
Income from operations	$410	$451	$26	$887
Depreciation expense	$41	$77	$8	$126
Share-based compensation expense	$31	$46	$5	$82
Year ended October 31, 2007:
Total net revenue	$1,876	$3,091	$453	$5,420
Income from operations	$307	$340	$71	$718
Depreciation expense	$41	$87	$14	$142
Share-based compensation expense	$48	$79	$12	$139

        In 2009, share based compensation, in the table above, excludes $5 million of accelerated expense related to restructuring activities not allocated to the segment results.

        The following table reconciles segment results to Agilent's total enterprise results from operations before taxes:

	Years Ended October 31,
	2009	2008	2007
	(in millions)
Total reportable segments' income from operations	$391	$887	$718
Restructuring related costs and asset impairment	(296)	(28)	(38)
Gain on sale of assets	—	—	9
Amortization of intangibles	(45)	(53)	(40)
Retirement plans net curtailment and settlement	16	—	—
Interest Income	29	113	172
Interest Expense	(88)	(123)	(91)
Other income (expense), net	19	30	5
Other	(19)	(11)	(65)

Income from operations before taxes, as reported	$7	$815	$670

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2009, 2008 or 2007.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred assets and other assets.

	Bio-analytical Measurement	Electronic Measurement	Semi Conductor and Board Test	Total Segments
	(in millions)
As of October 31, 2009:
Assets	$1,482	$1,729	$355	$3,566
Capital expenditures	$51	$74	$3	$128
As of October 31, 2008:
Assets	$1,505	$2,014	$387	$3,906
Capital expenditures	$60	$86	$8	$154

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2009	2008
	(in millions)
Total reportable segments' assets	$3,566	$3,906
Cash, cash equivalents and short-term investments	2,493	1,429
Prepaid expenses	119	191
Investments	157	200
Restricted cash and cash equivalents	1,566	1,582
Long-term and other receivables	172	179
Other, including valuation allowance	(461)	(480)

Total assets	$7,612	$7,007

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2009	$1,495	$598	$476	$1,912	$4,481
Year ended October 31, 2008	$1,834	$642	$663	$2,635	$5,774
Year ended October 31, 2007	$1,867	$515	$638	$2,400	$5,420

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2009	$583	$185	$416	$1,184
October 31, 2008	$638	$170	$430	$1,238

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   SUBSEQUENT EVENT

        We evaluated all events or transactions that occurred after October 31, 2009 and up to December 21, 2009, the date we issued these financial statements.

        On November 19, 2009 our Board of Directors approved a new share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company's equity incentive plans. The new share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2009
Net revenue	$1,166	$1,091	$1,057	$1,167
Gross profit	589	530	539	634
Income (loss) from operations	24	(47)	(1)	71
Net income (loss)	$64	$(101)	$(19)	$25
Net income (loss) per share — Basic:	$0.18	$(0.29)	$(0.06)	$0.07
Net income (loss) per share — Diluted:	$0.18	$(0.29)	$(0.06)	$0.07
Weighted average shares used in computing net income (loss) per share:
Basic	351	344	345	346
Diluted	352	344	345	350
Range of stock prices on NYSE	$14.76-25.07	$12.02-19.69	$17.26-23.89	$23.14-24.74
2008
Net revenue	$1,393	$1,456	$1,444	$1,481
Gross profit	756	807	803	830
Income from operations	134	191	218	252
Net income	$120	$173	$169	$231
Net income per share — Basic:	$0.32	$0.48	$0.47	$0.65
Net income per share — Diluted:	$0.31	$0.47	$0.45	$0.64
Weighted average shares used in computing net income per share:
Basic	371	363	362	355
Diluted	382	370	372	362
Range of stock prices on NYSE	$31.26-38.24	$28.79-34.86	$29.89-38.00	$18.75-22.19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2009, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2009, the company's disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

        The effectiveness of our internal control over financial reporting as of October 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held March 2, 2010. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" and "Board Structure and Compensation" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2009. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	36,856,205	$28	52,583,724
Equity compensation plans not approved by security holders	—	—	—

Total	36,856,205	$28	52,583,724

(1)
The number of securities remaining available for future issuance in column (c) includes 26,710,768 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent on November 1 of each year or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $19 million as of October 31, 2009.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 19, 2008 and March 11, 2009, the Board and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the company's 1999 Plan and 1999 Non-Employee Director Stock Plan for awards of stock-based incentive compensation to our employees (including officers), directors and consultants. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. See Note 3, "Share-Based Compensation" to the consolidated financial statements for more details.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on page 65 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*	Deductions**	Balance at End of Period
	(in millions)
2009
Tax valuation allowance	$621	$65	$(2)	$684
2008
Tax valuation allowance	$332	$312	$(22)	$621
2007
Tax valuation allowance	$382	$11	$(61)	$332

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

  3.
  Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/99	2.1
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.6
2.7	Employee Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.7
2.8	Tax Sharing Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.8
2.9	Master IT Service Level Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.9
2.10	Real Estate Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.10
2.11	Environmental Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/99	2.14

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	08/15/05	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	09/04/09	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	08/16/99	3.1
3.2	Amended and Restated Bylaws.	8-K	03/25/08	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	05/24/00	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001.	8-K	11/27/01	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/07	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/07	4.01
4.5	Form of Second Supplemental Indenture, dated as of September 14, 2009, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 4.45% Senior Notes due 2012.	8-K	09/14/09	4.01
4.6	Form of Third Supplemental Indenture, dated as of September 14, 2009, between the Company and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 5.50% Senior Notes due 2015.	8-K	09/14/09	4.02
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/06	10.8

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.2
10.4	Form of Award Agreement (Belgium) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.29
10.5	Form of Award Agreement (Brazil) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.30
10.6	Form of Award Agreement (China) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.31
10.7	Form of Award Agreement (France) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.32
10.8	Form of Award Agreement (Germany) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.33
10.9	Form of Award Agreement (India) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.34
10.10	Form of Award Agreement (Italy) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.35
10.11	Form of Award Agreement (Japan) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.36
10.12	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.37
10.13	Form of Award Agreement (Switzerland) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.38
10.14	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.39
10.15	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	06/05/07	10.3
10.16	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in China and Thailand.*	10-Q	06/05/07	10.4

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.17	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in France.*	10-Q	06/05/07	10.5
10.18	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Awards Granted to Employees in the United Kingdom.*	10-Q	06/05/07	10.6
10.19	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	06/05/07	10.7
10.20	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in France.*	10-Q	06/05/07	10.8
10.21	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program For Awards Granted to Employees in the United Kingdom.*	10-Q	06/05/07	10.9
10.22	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/08	10.22
10.23	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.23
10.24	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.24
10.25	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.25
10.26	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	09/05/08	10.1
10.27	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/07	10.23
10.28	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/04	10.3

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.29	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	09/05/08	10.2
10.30	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	01/27/09	Appendix A
10.31	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*				X
10.32	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*				X
10.33	Form of Stock Award Agreement for Standard Awards granted to Employees.*				X
10.34	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.4
10.35	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.5
10.36	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*				X
10.37	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/07	10.25
10.38	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	03/09/06	10.63
10.39	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*				X
10.40	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*				X
10.41	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/08	10.34
10.42	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board-appointed officers.*	S-1	08/16/99	10.9
10.43	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board-elected Officers of the Company.*	8-K	04/10/08	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.44	Offer letter from Agilent Technologies, Inc. to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001.*	10-Q	03/06/02	10.15
10.45	Separation Agreement and General Release between Agilent Technologies, Inc. and Patrick J. Byrne dated May 1, 2007.*	8-K	05/07/07	10.1
10.46	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.*	8-K	04/10/08	10.2
10.47	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	04/10/08	10.3
10.48	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.*	8-K	04/10/08	10.4
10.49	Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer) (for executives hired, elected or promoted after July 14, 2009).*	8-K	09/28/09	10.1
10.50	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*				X
10.51	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.	10-K	12/21/07	10.79
10.52	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005.*	8-K	05/03/05	10.2
10.53	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne.*	8-K	02/04/05	10.2
10.54	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon.*	10-Q	03/10/05	10.49

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.55	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005.*	8-K	03/07/05	10.4
10.56	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005.*	8-K	03/07/05	10.2
10.57	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors.*				X
10.58	Separation Agreement and General Release between Agilent Technologies, Inc. and D. Craig Nordlund, dated as of May 28, 2009.*	10-Q	06/09/09	10.8
10.59	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn.*	10-Q	03/10/05	10.53
10.60	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006.*	8-K	05/12/06	10.1
10.61	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc.	10-Q	03/19/01	10.10
10.62	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc.	10-Q	06/14/01	10.11
10.63	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	12/21/04	10.40
10.64	First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	03/10/05	10.39
10.65	Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	06/06/05	10.40
10.66	Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	8-K	8/15/05	2.1
10.67	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	06/06/06	10.66

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.68	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.67
10.69	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.68
10.70	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.69
10.71	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.70
10.72	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.71
10.73	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006.	10-Q	06/06/06	10.72
10.74	Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	05/14/07	10.1
10.75	First Amendment, dated as of March 3, 2008, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	10-Q	03/07/08	10.1
10.76	Second Amendment dated as of June 13, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	06/19/08	10.3
10.77	Third Amendment dated as of November 7, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	10-K	12/19/08	10.70

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.78	Fourth Amendment, dated May 11, 2007, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	08/24/09	10.5
10.79	Accession Agreement, dated September 8, 2009, by and among Agilent Technologies, Inc., Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	09/11/09	10.1
10.80	Master Repurchase Agreement and related Confirmation and Annex I, each dated as of November 17, 2008, between Agilent Technologies World Trade, Inc. and Lloyds TSB Bank plc.	8-K	11/18/08	99.2
10.81	Fourth Amended and Restated Guaranty of Agilent Technologies, Inc. dated as of November 17, 2008.	8-K	11/18/08	99.4
10.82	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/07	1.01
10.83	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	09/14/09	1.01
10.84	Related Agreement, dated as of September 22, 2008, among Lloyds TSB Bank plc, Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc.	8-K	09/25/08	99.1
10.85	Novation Agreement dated as of November 17, 2008, by and among STEERS Repo Pass-Thru Trust, 2008-1, Lloyds TSB Bank plc and Agilent Technologies World Trade, Inc.	8-K	11/18/08	99.3
10.86	Amended and Restated Agilent Agreement dated as of November 17, 2008, by and among Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc., in favor of each Designated Person.	8-K	11/18/08	99.5

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.87	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc.	10-Q	09/06/06	10.73
10.88	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001.	10-K	12/22/03	10.19
11.1	See Note 5, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 93.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 21 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2009.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*
Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.
BY	/s/ MARIE OH HUBER Marie Oh Huber Senior Vice President, General Counsel and Secretary

Date: December 21, 2009

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Oh Huber and Stephen D. Williams, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2009
/s/ ADRIAN T. DILLON Adrian T. Dillon	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial Officer)	December 21, 2009
/s/ DIDIER HIRSCH Didier Hirsch	Vice President, Corporate Controllership and Tax (Principal Accounting Officer)	December 21, 2009
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 21, 2009
/s/ PAUL N. CLARK Paul N. Clark	Director	December 12, 2009
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 10, 2009
/s/ ROBERT L. JOSS Robert L. Joss	Director	December 21, 2009

Signature	Title	Date

/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 21, 2009
/s/ HEIDI FIELDS Heidi Fields	Director	December 21, 2009
/s/ DAVID M. LAWRENCE David M. Lawrence, M.D.	Director	December 21, 2009
/s/ A. BARRY RAND A. Barry Rand	Director	December 21, 2009