Form 10-Q
period 2010-01-31
AGILENT TECHNOLOGIES INC
filed 2010-03-10
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2010
COMMON STOCK, $0.01 PAR VALUE	348,145,821 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Net revenue:
Products	$976	$937
Services and other	237	229
Total net revenue	1,213	1,166
Costs and expenses:
Cost of products	421	453
Cost of services and other	132	124
Total costs	553	577
Research and development	149	169
Selling, general and administrative	417	396
Total costs and expenses	1,119	1,142
Income from operations	94	24
Interest income	3	14
Interest expense	(23)	(23)
Other income (expense), net	9	12
Income before taxes	83	27
Provision (benefit) for income taxes	4	(37)
Net income	$79	$64

Net income per share — basic:	$0.23	$0.18
Net income per share — diluted:	$0.22	$0.18

Weighted average shares used in computing net income per share:
Basic	348	351
Diluted	354	352

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,481	$2,479
Short-term restricted cash and cash equivalents	1,553	—
Short-term investments	12	14
Accounts receivable, net	628	595
Inventory	548	552
Other current assets	297	321
Total current assets	5,519	3,961
Property, plant and equipment, net	837	845
Goodwill	657	655
Other intangible assets, net	148	167
Long-term restricted cash and cash equivalents	11	1,566
Long-term investments	154	163
Other assets	248	255
Total assets	$7,574	$7,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315	$307
Employee compensation and benefits	271	336
Deferred revenue	300	285
Short-term debt	1,501	1
Other accrued liabilities	162	194
Total current liabilities	2,549	1,123
Long-term debt	1,410	2,904
Retirement and post-retirement benefits	491	498
Other long-term liabilities	526	573
Total liabilities	4,976	5,098
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 571 million shares at January 31, 2010 and 566 million shares at October 31, 2009, issued	6	6
Treasury stock at cost; 223 million shares at January 31, 2010 and 220 million shares at October 31, 2009	(7,727)	(7,627)
Additional paid-in-capital	7,673	7,552
Retained earnings	2,839	2,760
Accumulated other comprehensive loss	(201)	(185)
Total stockholder’s equity	2,590	2,506
Non-controlling interest	8	8
Total equity	2,598	2,514
Total liabilities and equity	$7,574	$7,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income	$79	$64
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39	41
Share-based compensation	25	21
Deferred taxes	84	5
Excess and obsolete and inventory-related charges	6	27
Asset impairment charges	19	19
Allowance for doubtful accounts	—	3
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	(42)	140
Inventory	(1)	(22)
Accounts payable	8	(53)
Employee compensation and benefits	(61)	(142)
Interest rate swap proceeds	—	43
Other assets and liabilities	(126)	(128)
Net cash provided by operating activities	30	17
Cash flows from investing activities:
Investments in property, plant and equipment	(25)	(34)
Proceeds from sale of investments	4	20
Acquisitions of businesses and intangible assets, net of cash acquired	(12)	(1)
Change in restricted cash and cash equivalents, net	2	4
Net cash used in investing activities	(31)	(11)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	103	26
Proceeds from revolving credit facility	—	275
Repayment of revolving credit facility	—	(225)
Treasury stock repurchases	(100)	(125)
Net cash provided by (used in) financing activities	3	(49)

Effect of exchange rate movements	—	—

Net increase (decrease) in cash and cash equivalents	2	(43)

Cash and cash equivalents at beginning of period	2,479	1,405
Cash and cash equivalents at end of period	$2,481	$1,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.

Proposed Acquisition of Varian, Inc. On July 26, 2009, Agilent, Varian, Inc. (“Varian”), and Cobalt Acquisition Corp., a direct, wholly-owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction has been approved by shareholders of Varian and is expected to be completed after achieving customary closing conditions and regulatory approvals. On January 21, 2010, the European Commission announced that it has granted conditional antitrust clearance of the proposed acquisition of Varian by Agilent. As part of the European Commission’s clearance decision, Varian and Agilent have committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. Clearance by the U.S. Federal Trade Commission is still pending. On January 28, 2010 we announced the sale of the Agilent micro GC business, which is subject to customary closing conditions and regulatory approval. On March 9, 2010, we announced the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business, which is subject to regulatory approval, the closing of the Varian transaction and other closing conditions. We plan to finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2010 and October 31, 2009, condensed consolidated statement of operations for the three months ended January 31, 2010 and 2009, and condensed consolidated statement of cash flows for the three months ended January 31, 2010 and 2009.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes.

Reclassifications.  Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Segment Reporting Changes. In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises a reportable segment.

Fair Value of Financial Instruments.  The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. Agilent determines the fair value of short-term and long-term investments in debt securities considering information obtained from independent pricing sources. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our long-term debt approximates the carrying value. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

Goodwill and Purchased Intangible Assets.  We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the authoritative guidance. The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail the first step of the goodwill impairment test (as described in the next paragraph): significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

The provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Accordingly, we aggregated components of operating segments with similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. The results of our test for goodwill impairment during our fourth quarter of 2009 showed that the estimated fair values of our previous reporting units which were electronic measurement, bio-analytical measurement, and semiconductor and board test, exceeded their carrying values. During 2010 we will assess for potential impairment of goodwill on our three new reporting units — life sciences, chemical analysis and electronic measurement.  For these reporting unit changes, we applied the relative fair value method to determine the impact to the reporting units. For the first quarter of 2010, we determined that no impairment existed.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on measurements of fair value. The guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date of the authoritative guidance for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective November 1, 2008, we adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of the guidance for financial assets and financial liabilities did not have a material impact on the company’s results of operations or the fair values of its financial assets and liabilities. We adopted the provisions for nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and there was no material impact on our consolidated financial statements.

In December 2007, the FASB issued amendments to the guidance for business combinations. The revised guidance provides the recognition and measurement requirements of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also requires additional disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As a result of adopting the amended guidance on November 1, 2009, approximately $6 million of business combination costs, previously capitalized, were recognized in net income for the three months ended January 31, 2010.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. The guidance requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance was effective beginning November 1, 2009 and had no material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for activity in level 3 which is effective beginning after December 15, 2010, and for interim periods in those years. We do not expect a material impact on the consolidated financial statements due to the adoption of this guidance. See Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

3. SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our employee stock purchase plan (“ESPP”) and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2010	2009
	(in millions)
Cost of products and services	$6	$5
Research and development	4	4
Selling, general and administrative	15	12
Total share-based compensation expense	$25	$21

At January 31, 2010 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three months ended January 31, 2010 and 2009.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2010	2009
Stock Option Plans:
Weighted average risk-free interest rate	2.2%	2.3%
Dividend yield	0%	0%
Weighted average volatility	37%	32%
Expected life	4.4 yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	39%	33%
Volatility of selected peer-company shares	20-80%	17-62%
Price-wise correlation with selected peers	53%	35%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing.

4. PROVISION FOR INCOME TAXES

For the three months ended January 31, 2010, we recorded an income tax provision of $4 million compared to an income tax benefit of $37 million in the same period last year. The income tax provision for the three months ended January 31, 2010 includes net discrete tax benefits of $9 million.  The net discrete benefits relate primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. The income tax benefit for the three months ended January 31, 2009 includes a net discrete benefit of tax and interest in the amount of $42 million. The net discrete benefit is primarily associated with lapses of statutes of limitations and tax settlements. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

In the U.S., the tax years remain open to Internal Revenue Service (“IRS”) and state audits back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open to audit by local tax authorities back to the year 2003. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 and 2003 through 2007 are under audit by the IRS which is normal for taxpayers subject to the IRS’s Large and Mid-Sized Business examination procedures. In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed several adjustments to taxable income. We disagreed with most of the proposed adjustments. In order to resolve the disagreements, representatives of Agilent met with the Appeals Office of the IRS. At present, only one significant adjustment remains unresolved. We are uncertain as to how and when this issue will be resolved.  However, any required tax adjustment will be offset by applying available net operating losses and tax credits. Based on current information, we believe that the ultimate disposition of this matter is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2010	2009
	(in millions)
Numerator:
Net income	$79	$64
Denominators:
Basic weighted-average shares	348	351
Potentially dilutive common stock equivalents — stock options and other employee stock plans	6	1
Diluted weighted-average shares	354	352

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.

The following table presents options to purchase shares of common stock, which were not included in the computations of diluted net income per share because they were anti-dilutive.

	Three Months Ended January 31,
	2010	2009
Options to purchase shares of common stock (in millions)	16	35
Weighted-average exercise price	$34	$30
Average common stock price	$29	$18

6. INVENTORY

	January 31, 2010	October 31, 2009
	(in millions)
Finished goods	$277	$285
Purchased parts and fabricated assemblies	271	267
Inventory	$548	$552

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2010:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2009	$123	$151	$381	$655
Foreign currency translation impact	—	—	(3)	(3)
Goodwill arising from acquisitions	—	—	5	5
Goodwill as of January 31, 2010	$123	$151	$383	$657

The components of other intangibles as of January 31, 2010 and October 31, 2009 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2009:
Purchased technology	$281	$170	$111
Trademark/Tradename	32	6	26
Customer relationships	85	55	30
Total	$398	$231	$167
As of January 31, 2010:
Purchased technology	$283	$179	$104
Trademark/Tradename	32	9	23
Customer relationships	86	65	21
Total	$401	$253	$148

We recorded $5 million of goodwill relating to the purchase of two businesses during the three months ended January 31, 2010. We recorded $3 million of additions to other intangibles related to acquisitions and recorded $12 million in impairment charges for other intangibles related to a business that will be divested in the second quarter of 2010.

Amortization of intangible assets was $10 million for the three months ended January 31, 2010 and $12 million for the same period in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $27 million for the remainder of 2010, $33 million for 2011, $27 million for 2012, $17 million for 2013, $13 million for 2014, $8 million for 2015, and $23 million thereafter.

8. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 were as follows:

		Fair Value Measurement at January 31, 2010 Using
	January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,902	$1,902	$—	$—
Available-for-sale investments	12	—	11	1
Derivative instruments	16	—	16	—
Restricted cash (commercial paper)	1,553	—	1,553	—
Long-term
Trading securities	47	47	—	—
Available-for-sale investments	29	8	19	2
Total assets measured at fair value	$3,559	$1,957	$1,599	$3

Liabilities:
Short-term
Derivative instruments	$14	$—	$14	$—
Long-term
Deferred compensation liability	45	—	45	—
Total liabilities measured at fair value	$59	$—	$59	$—

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

Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity. Realized gains and losses from the sale of these instruments are recorded in net income.

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three months ended January 31, 2010:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Balance, beginning of period	$6	$19
Realized losses related to amortization of premium	—	(1)
Unrealized gains included in accumulated other comprehensive income	—	—
Realized losses related to investment impairments	—	(3)
Sales	(2)	(3)
Transfers into level 3	—	4
Transfers out of level 3	(1)	—
Balance, end of period	$3	$16
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$(1)

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Other than temporary impairments for investments was not material for the three months ended January 31, 2010 and we recognized $6 million of other than temporary impairments for investments for the same period in 2009. Fair values for the impaired investments in the three months ended January 31, 2009 were measured using both level 2 and level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Impairment of Long-Lived Assets. Long-lived assets held and used with a carrying amount of $28 million were written down to their fair value of $23 million, resulting in an impairment charge of $5 million, which was included in net income for the period. Long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $16 million, resulting in an impairment charge of $14 million, which was included in net income for the period. Fair values for the impaired long-lived assets were measured using level 2 inputs.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

Fair Value Hedges

The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter bank offered rate (“LIBOR”)-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap.  We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the condensed consolidated statement of operations. The fair value of the swaps is recorded on the condensed consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of January 31, 2010, there were 9 interest rate swap contracts designated as fair value hedges associated with our 2012 and 2015 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $750 million. On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2010, was approximately $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2010.

There were 128 foreign exchange forward contracts and 7 foreign exchange option contracts open as of January 31, 2010 and designated as cash flow hedges. There were 160 foreign exchange forward contracts open as of January 31, 2010 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2010 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(45)	$—	$181
British Pound	—	—	151
Swedish Krona	—	—	(60)
Malaysian Ringgit	81	—	28
Canadian Dollar	(26)	—	11
Japanese Yen	(8)	(67)	(43)
Other	7	—	15
	$9	$(67)	$283

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2010 and October 31, 2009 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2010	October 31, 2009	Balance Sheet Location	January 31, 2010	October 31, 2009
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$10	$3	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$8	Other accrued liabilities	$3	$5
Other accrued liabilities	—	—	Other current assets	—	1
	$18	$11		$3	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$8	$8	Other accrued liabilities	$11	$3
Other accrued liabilities	—	—	Other current assets	—	1
	$8	$8		$11	$4

Total derivatives	$26	$19		$14	$10

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2010	2009
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$4	$—
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$2	$(7)
Loss reclassified from accumulated other comprehensive income into cost of sales	$—	$(9)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(12)	$2

The estimated net amount of existing gains at January 31, 2010 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $4 million.

10. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next two years.

In the first quarter of 2009, we announced a new restructuring program (the “FY 2009 Plan”) to reduce our annual operating expenses by reducing approximately 500 positions of the global workforce of regular employees. The FY 2009 Plan was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets. In the second quarter of 2009, we announced additional actions as part of the FY 2009 Plan to restructure our global infrastructure organization and our electronic measurement segment in response to the continuing deterioration of economic conditions. These additional actions will ultimately reduce our global workforce of regular employees by approximately 3,300 positions, bringing the total headcount reductions under the FY 2009 Plan to approximately 3,800 positions. We expect to complete all the actions under the FY 2009 Plan by the second quarter of 2010. As of January 31, 2010, approximately 300 employees within electronic measurement are subject to termination under the FY 2009 Plan.

Special charges in 2009 related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and inventory on hand written down. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, have caused the value of this inventory to decrease below its cost.

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	18	11	5	—	34
Asset impairments/inventory charges	—	—	(5)	—	(5)
Cash payments	(38)	(3)	—	—	(41)
Balance as of January 31, 2010	$29	$27	$—	$1	$57

The restructuring and other special accruals for all plans, which totaled $57 million at January 31, 2010, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

We expect workforce reduction payments, primarily severance, to be largely complete by the end of the second quarter of 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of the second quarter of 2010.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Cost of products and services	$3	$33
Research and development	1	4
Selling, general and administrative	30	11
Total restructuring, asset impairments and other special charges	$34	$48

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2010 and 2009, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost—benefits earned during the period	$10	$8	$8	$8	$1	$1
Interest cost on benefit obligation	7	12	18	16	7	7
Expected return on plan assets	(10)	(10)	(22)	(20)	(5)	(5)
Amortization and deferrals:
Actuarial loss	2	1	13	9	4	1
Prior service cost	(3)	—	—	—	(4)	(3)
Total net plan costs	$6	$11	$17	$13	$3	$1

We contributed approximately $2 million to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended January 31, 2010 and $1 million and $19 million, respectively, for the same period in 2009. We expect to contribute approximately $30 million to our U.S. defined benefit plans and $42 million to our non-U.S. defined benefit plans during the remainder of 2010.

12. WARRANTIES

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our condensed consolidated balance sheet. Our warranty terms typically extend for one year from the date of delivery.

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2010	FY 2009
	(in millions)
Beginning balance as of November 1,	$28	$29
Accruals for warranties issued during the period	13	13
Changes in estimates	(1)	1
Settlements made during the period	(12)	(13)
Ending balance as of January 31,	$28	$30

13. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2010 the company has no borrowings outstanding under the facility.

On August 17, 2009 the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”)), that we are permitted to incur.

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

Lloyds can accelerate the Extended Repurchase Date or cause redemption of the preferred Cayco shares only upon certain events of default, but neither World Trade nor Agilent has the right to accelerate the Extended Repurchase Date. The World Trade obligation of $1.5 billion is recorded and classified as a short-term debt on our condensed consolidated balance sheet.

Short-Term Restricted Cash & Cash Equivalents

As of January 31, 2010, $1,553 million was reported as short-term restricted cash and cash equivalents in our condensed consolidated balance sheet which is held in commercial paper maintained in connection with our World Trade debt obligation. As of October 31, 2009, $1,555 million of restricted cash and cash equivalents associated with our World Trade debt obligation was reported as long-term in our condensed consolidated balance sheet.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes:

	January 31,	October 31,
	2010	2009
	(in millions)
2017 Senior Notes	$636	$637
2015 Senior Notes	505	500
2012 Senior Notes	254	251
Total	$1,395	$1,388

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

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points and 257.6 basis points with respect to the 2015 and 2012 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At January 31, 2010, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $10 million with a corresponding increase in carrying value of the senior notes.

Other Debt

On August 11, 2008 a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. at 12.75 percent per annum interest rate for 5 years, maturing on August 9, 2013 to finance a capital project in India. The loan is classified as long-term debt on our condensed consolidated balance sheet.

15. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Net income	$79	$64
Other comprehensive income:
Change in unrealized gain and loss on investments	1	(13)
Change in unrealized gain and loss on derivative instruments	2	(7)
Reclassification of losses into earnings related to derivative instruments	—	9
Foreign currency translation	(27)	24
Change in deferred net pension cost	12	9
Deferred taxes	(4)	2
Comprehensive income	$63	$88

16. STOCK REPURCHASE PROGRAM

On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share repurchase program of up to $2 billion of Agilent’s common stock over the next two years. On March 26, 2009, the company announced that it was suspending its share repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company’s share repurchase program expired upon the termination of its two-year term. No shares were purchased under the November 14, 2007 share repurchase program during the quarterly period ended January 31, 2010.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended January 31, 2010, we repurchased 3 million shares for $100 million using settlement date calculation. All such shares and related costs are held as treasury stock and accounted for using the cost method.

17. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises a reportable segment. The three new operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions and specialized manufacturing, are considered in determining the formation of these new operating segments.

The life sciences segment includes DNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems; services and support for the aforementioned products.

The chemical analysis segment includes gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry products; spectroscopy analyzers; software and data systems; services and support for the aforementioned products.

The electronic measurement business includes standard and customized electronic measurement instruments and systems monitoring, management and optimization tools for communications networks and services, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment, communications networks and services, and microscopy products.

All historical segment numbers were recast to conform to this new reporting structure in our financial statements.

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

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. The performance of each segment is measured based on several metrics, including adjusted income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, Varian acquisition and integration costs, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliation below.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended January 31, 2010:
Total net revenue	$340	$244	$629	$1,213
Segment income from operations	$55	$67	$58	$180
Three months ended January 31, 2009:
Total net revenue	$309	$216	$641	$1,166
Segment income (loss) from operations	$44	$57	$(6)	$95

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Total reportable segments’ income from operations	$180	$95
Restructuring and other related costs	(34)	(42)
Asset impairments	(14)	(14)
Interest income	3	14
Interest expense	(23)	(23)
Other income (expense), net	9	12
Varian acquisition and integration costs	(17)	—
Amortization of intangibles and other	(21)	(15)
Income from operations before taxes, as reported	$83	$27

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of January 31, 2010	$1,162	$529	$2,243	$3,934
As of October 31, 2009	$1,019	$463	$2,084	$3,566

18.                                 SUBSEQUENT EVENT

On February 11, 2010, we signed a definitive agreement to sell the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU will pay Agilent $165 million in cash which is subject to a post-closing working capital adjustment. The agreement is subject to customary closing conditions and regulatory approval. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

On March 9, 2010, we announced the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business, which is subject to regulatory approval, the closing of the Varian transaction and other closing conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, the closing of the proposed Varian transaction, the sale to JDS Uniphase Corporation and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and  elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries.

In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment was separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement.

For the three months ended January 31, 2010 there were signs of a recovery in our key markets in total order and revenue growth compared to the same period last year. Total orders for the three months ended January 31, 2010 were $1,220 million, an increase of 9 percent above the same period last year with each business segment showing order growth in the quarter. For the three months ended January 31, 2010, life sciences orders increased 9 percent, chemical analysis orders increased 12 percent and electronic measurement orders increased 8 percent when compared to the first quarter of 2009. Foreign currency movements accounted for 5 percentage points of order growth for both life sciences and chemical analysis and for 2 percentage points in electronic measurement.

Net revenue of $1,213 million for the three months ended January 31, 2010 increased 4 percent from the same period last year. Life sciences revenues increased 10 percent in the three months ended January 31, 2010 compared to the same period in 2009 with foreign currency movements accounting for 5 percentage points of revenue growth in the quarter. Within life sciences food testing continued to perform strongly and other markets also increased revenue in the three months ended January 31, 2010 compared to the same period in 2009. Chemical analysis revenues increased 13 percent in the three months ended January 31, 2010 compared to the same period last year with foreign currency movements accounting for 5 percentage points of revenue growth in the quarter. Growth was reported at a similar rate across all chemical analysis markets in the three months ended January 31, 2010 when compared to the same period in 2009. Electronic measurement revenues decreased 2 percent in the three months ended January 31, 2010 when compared to the same period last year with foreign currency movements accounting for 2 percentage points of revenue growth in the quarter. General purpose, computer and semiconductor markets all grew compared to the same period last year. Communications test was still weak in wireless manufacturing test due to excess handset test capacity around the world.

Net income for the three months ended January 31, 2010 was $79 million, compared to $64 million for the corresponding period last year. In the three months ended January 31, 2010, we generated $30 million of cash from operations compared with $17 million generated in the same period last year.

We announced restructuring activities in December 2008, February 2009 and March 2009 in response to the deterioration of economic conditions. The restructuring activities were combined under a single restructuring plan (the “FY 2009 Plan”) and were part of a series of actions taken by Agilent in response to the economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. When completed, these actions together are expected to result in future annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions. We completed the majority of these activities related to the FY 2009 Plan in 2009 with the remainder expected to be completed by the end of the second quarter of 2010. Total restructuring and other special charges of $34 million have been incurred in the three months ended January 31, 2010 with respect to these actions. As of January 31, 2010, approximately 300 employees within electronic measurement are subject to termination under the FY 2009 Plan.

On July 26, 2009, Agilent, Varian, Inc. (“Varian”), and Cobalt Acquisition Corp., a direct, wholly- owned subsidiary of Agilent, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Varian would become a wholly-owned subsidiary of Agilent. Varian is a leading worldwide supplier of scientific instrumentation and associated consumables for life science and applied market applications. The estimated $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. The transaction has been approved by shareholders of Varian and is expected to be completed after achieving customary closing conditions and regulatory approvals. On January 21, 2010, the European Commission announced that it has granted conditional antitrust clearance of the proposed acquisition of Varian by Agilent. As part of the European Commission’s clearance decision, Varian and Agilent have committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. Clearance by the U.S. Federal Trade Commission is still pending. On January 28, 2010 we announced the sale of the Agilent micro GC business, which is subject to customary closing conditions and regulatory approval. On March 9, 2010, we announced the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business, which is subject to regulatory approval, the closing of the Varian transaction and other closing conditions. We plan to finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

On February 11, 2010, we signed a definitive agreement to sell the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU will pay Agilent $165 million which is subject to a post-closing working capital adjustment. The agreement is subject to customary closing conditions and regulatory approval. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

Looking forward, we have seen signs that many of our businesses have reached the bottom of the economic downturn and a recovery of most of our key markets is underway. We remain committed to delivering performance consistent with Agilent’s operating model.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges, and accounting for income taxes; certain of which are described below. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 37 percent to 47 percent would generally increase the value of an award and the associated compensation cost by approximately 22 percent if no other factors were changed.

Goodwill and purchased intangible assets.  Agilent reviews goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of operating segments with similar economic characteristics into our reporting units. We reviewed three previous reporting units for goodwill impairment testing purposes: electronic measurement, bio-analytical measurement and semiconductor and board test. In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises an operating segment. During 2010 we will assess for potential impairment of goodwill on our three new reporting.  For these reporting unit changes, we applied the relative fair value method to determine the impact to the reporting units. For the first quarter of 2010, we determined that no impairment existed.

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

There was no impairment of goodwill during the three months ended January 31, 2010 or for the year ended October 31, 2009. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired $14 million of purchased intangible assets and fixed assets in this first quarter related to a business which we will divest in our second quarter of this year.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At January 31, 2010, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

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

Restructuring Costs, Asset Impairments and Other Charges

We announced restructuring activities in December 2008, February 2009 and March 2009 in response to the deterioration of economic conditions. The restructuring activities were combined under a single restructuring plan (the “FY 2009 Plan”) and were part of a series of actions taken by Agilent in response to the economic situation. In connection with the combined restructuring plan, we expect to record in aggregate approximately $315 million in pre-tax restructuring and other charges related to business and infrastructure cost reduction. When completed, these actions together are expected to result in future annual operating savings of approximately $525 million and workforce reductions of approximately 3,800 regular positions. We completed the majority of these activities related to the FY 2009 Plan in 2009 with the remainder expected to be completed by the end of the second quarter of 2010. Total restructuring and other special charges of $34 million have been incurred in the three months ended January 31, 2010 with respect to these actions.  As of January 31, 2010 approximately 300 employees within electronic measurement are subject to termination under the FY 2009 Plan.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended January 31,		2010 over
	2010	2009	2009
	(in millions)
Orders	$1,220	$1,115	9%
Net revenue:
Products	976	937	4%
Services and other	237	229	3%
Total net revenue	$1,213	$1,166	4%

Agilent orders increased 9 percent in the three months ended January 31, 2010 compared to the same period last year as we continued to see signs of a recovery in most of our key markets. Our life sciences business recorded an order increase of 9 percent in the three months ended January 31, 2010 compared to the same period last year. Chemical analysis orders increased 12 percent in the three months ended January 31, 2010 compared to the same period last year. Electronic measurement orders increased 8 percent in the three months ended January 31, 2010 compared to the same period in 2009. Foreign currency movements accounted for 5 percentage points of order growth for both life sciences and chemical analysis and for 2 percentage points in electronic measurement.

Net revenue in the three months ended January 31, 2010 was $1,213 million, a 4 percent increase over the $1,166 million net revenue recorded in three months ended January 31, 2009. Foreign currency movements accounted for 3 percentage points of revenue increase in the three months ended January 31, 2010 compared to the same period last year. Net revenue from services and other increased 3 percent in three months ended January 31, 2010 versus a 4 percent increase in product revenues. Revenue increased in life sciences, chemical analysis and declined slightly in electronic measurement in the three months ended January 31, 2010 when compared to the same period in 2009 as signs of a recovery in most of our end markets observed towards the end of 2009 continued into the first quarter of 2010. Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting.

Life sciences revenues increased 10 percent in the three months ended January 31, 2010 compared to the same period last year with foreign currency movements accounting for 5 percentage points of revenue increase. Within life sciences, we saw continued strength in food testing and growth in revenue in all other markets. In the three months ended January 31, 2010, chemical analysis revenues increased 13 percent when compared to the same period in 2009 with foreign currency movements accounting for 5 percentage points of revenue growth. All markets showed strength and revenues increased in the three months ended January 31, 2010 when compared to the same period in 2009. Electronic measurement revenues decreased 2 percent in the three months ended January 31, 2010 when compared to the same period last year with foreign currency accounting for 2 percentage points of revenue growth in the quarter. General purpose, computer and semiconductor markets grew in the three months ended January 31, 2010 when compared to last year, but communications test was weak, particularly in wireless manufacturing test due to excess handset test capacity.

Operating Results

	Three Months Ended January 31,		2010 over
	2010	2009	2009
Total gross margin	54.4%	50.5%	4	ppts
Operating margin	7.8%	2.1%	6	ppts

(in millions)
Research and development	$149	$169	(12)%
Selling, general and administrative	$417	$396	5%

Total gross margins for the three months ended January 31, 2010 showed a 4 percentage point increase compared to the same period last year. The benefits of business and infrastructure restructuring programs together with favorable volume impacts and currency movements contributed to the growth of gross margins in the quarter compared to the same period last year. Operating margins have increased 6 percentage points for the three months ended January 31, 2010 compared to the same period last year.

In January 2009, we implemented wage reductions across the company in response to deteriorating economic conditions. Wages were restored to previous levels for all employees effective November 1, 2009.

Research and development expenses decreased 12 percent for the three months ended January 31, 2010 compared to the same period last year. Overall spending reductions as a result of restructuring programs were partially offset by wage restoration, higher variable pay and unfavorable currency movements. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 5 percent for the three months ended January 31, 2010 compared to the same period last year. Increased expenditure in the three months ended January 31, 2010 was due to an increase in acquisition related costs, the impact of currency movements, wage restoration and higher variable pay.

At January 31, 2010, our headcount was approximately 16,350 as compared to approximately 19,340 at January 31, 2009.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model. GIO, which includes finance, IT and workplace services, has aggressively reduced its cost structure over the past year while increasing the flexibility and leverage of our worldwide infrastructure footprint.  We will continue to efficiently manage and leverage our infrastructure resources to support our businesses, integrate acquisitions and complete our divestitures in the coming year.

Provision for Income Taxes

For the three months ended January 31, 2010, we recorded an income tax provision of $4 million compared to an income tax benefit of $37 million in the same period last year. The income tax provision for the three months ended January 31, 2010 includes net discrete tax benefits of $9 million. The net discrete benefits relate primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. The income tax benefit for the three months ended January 31, 2009 includes a net discrete benefit of tax and interest in the amount of $42 million. The net discrete benefit is primarily associated with lapses of statutes of limitations and tax settlements. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At January 31, 2010, our estimate of the annual effective tax rate was 14 percent. The income tax rate for operations was 4.8 percent for the three months ended January 31, 2010. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., the tax years remain open to Internal Revenue Service (“IRS”) and state audits back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open to audit by local tax authorities back to the year 2003. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease in our unrecognized tax benefits that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 and 2003 through 2007 are under audit by the IRS which is normal for taxpayers subject to the IRS’s Large and Mid-Sized Business examination procedures. In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed several adjustments to taxable income. We disagreed with most of the proposed adjustments. In order to resolve the disagreements, representatives of Agilent met with the Appeals Office of the IRS. At present, only one significant adjustment remains unresolved. We are uncertain as to how and when this issue will be resolved.  However, any required tax adjustment will be offset by applying available net operating losses and tax credits. Based on current information, we believe that the ultimate disposition of this matter is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries. Agilent has three primary businesses focused on the life sciences market, the chemical analysis market and the electronic measurement market.

In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment was separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises a reportable segment. The three new operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including technology and delivery channels, consumer-specific solutions and specialized manufacturing, are considered in determining the formation of these new operating segments.

All historical segment numbers have been recast to conform to this new reporting structure in our financial statements.

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: DNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems; services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended January 31,		2010 over
	2010	2009	2009
	(in millions)
Orders	$336	$307	9%
Net revenue	$340	$309	10%

Life sciences orders for the three months ended January 31, 2010 increased 9 percent when compared to the same period last year, fueled by strength in the liquid chromatography (“LC”) and microarray portfolios, along with services.  Foreign currency movements for the three months ended January 31, 2010 accounted for 5 percentage points of the growth in orders when compared to the same period last year.  Geographically, orders grew 5 percent in the Americas, 2 percent in Europe, 18 percent in Japan, and 27 percent in other Asia for the three months ended January 31, 2010 compared to the same period last year.

Life sciences revenues for the three months ended January 31, 2010 grew 10 percent when compared to the same period last year, led by growth in the LC, microarray, and consumables portfolios.  Foreign currency movements for the three months ended January 31, 2010 accounted for a growth of 5 percentage points of the revenue growth compared to the same period last year.  Geographically, revenues grew 3 percent in the Americas, 9 percent in Europe, 16 percent in Japan, and 28 percent in other Asia for the three months ended January 31, 2010 compared to the same period last year.

We saw growth in the pharmaceutical, biotechnology, academic, and government markets.  Customers in the pharmaceutical and biotechnology markets are focused on enabling technologies favorable to life sciences product platforms.  As pharmaceutical companies face increasing cost pressures from the declining number of new products in the research pipelines, their investments in R&D will be less vigorous.  However, the China pharmaceutical industry is expected to grow in 2010.  In the academic and government markets, next generation sequencing continues on an aggressive growth path in the genomics field.  The food market is seeing strong growth trends, especially in food testing in public health labs in the United States and China.  In China, the government is heavily investing in improving testing capabilities which could result in strong demand for liquid chromatography mass spectrometry technology, genomic techniques, total solutions sample preparation and pesticide residue analysis, especially multiple pesticides by triple quadruple (“QQQ”) and time-of-flight (“TOF”).

Looking forward, we expect the food market growth to result in demand for our LC, QQQ, and TOF instruments.  In our new life sciences sales channel coverage model, we have chosen specific countries which are investing heavily in life science technologies.  Our life sciences sales channel will also specifically add capabilities to address life science applications expertise.  The life sciences business also remains focused on expanding our application portfolio for our customers.  We are working to fill the gaps in our capabilities through R&D and product efforts.

Operating Results

	Three Months Ended January 31,		2010 over
	2010	2009	2009
Gross margin	54.4%	54.5%	—
Operating margin	16.3%	14.3%	2	ppts

(in millions)
Research and development	$33	$33	(2)%
Selling, general and administrative	$97	$91	7%

Gross margins were relatively flat for the three months ended January 31, 2010 compared to the same period last year.  Increases due to wage restoration, higher wages and variable pay, and lower currency hedging gains year-over-year were largely offset by favorable volume impact, currency movements, and product and geographic mix.

Research and development expenses declined 2 percent for the three months ended January 31, 2010 compared to the same period last year. Overall spending reductions were partially offset by wage restoration and higher variable pay.

Selling, general and administrative expenses grew 7 percent for the three months ended January 31, 2010 compared to the same period last year.  The increase was due to wage restoration, higher wages and variable pay and share-based compensation partially offset by lower pension costs and reduced commissions.

Operating margins for the three months ended January 31, 2010, improved by 2 percentage points compared to the same period last year.  The year-over-year margin improvement from favorable volume impact was partially offset by wage restoration, higher wages and variable pay, and unfavorable currency movements.

Income from Operations

Income from operations for the three months ended January 31, 2010 increased $11 million on a revenue increase of $31 million, a 36 percent year-over-year operating margin incremental.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry products; spectroscopy analyzers; software and data systems; services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended
	January 31,		2010 over
	2010	2009	2009
	(in millions)
Orders	$242	$216	12%
Net revenue	$244	$216	13%

Chemical analysis orders for the three months ended January 31, 2010 increased 12 percent when compared to the same period last year, led by solid performance in the GC-MS and ICP-MS portfolios, along with services. Foreign currency movements for the three months ended January 31, 2010 accounted for 5 percentage points of the growth in orders when compared to the same period last year. Geographically, orders declined 1 percent in the Americas, grew 9 percent in Europe, grew 39 percent in Japan, and grew 18 percent in other Asia for the three months ended January 31, 2010 compared to the same period last year.

Chemical analysis revenues for the three months ended January 31, 2010 increased 13 percent when compared to the same period last year, led by growth in the GC-MS, ICP-MS, and consumables portfolios. Foreign currency movements for the three months ended January 31, 2010 accounted for a growth of 5 percentage points of the revenue growth compared to the same period last year. Geographically, revenues declined 3 percent in the Americas, grew 18 percent in Europe, grew 19 percent in Japan, and grew 23 percent in other Asia for the three months ended January 31, 2010 compared to the same period last year.

We saw growth in the petrochemical, food, forensics, and environmental markets. The hydrocarbon processing industry within the petrochemical market is slowly recovering from the recession in most regions, with companies in the exploration segment expecting modest increases in capital investment. The food market continues to remain strong, particularly for pesticide and drug residues analysis in China and Europe, and accelerating in Japan and India. In the environmental market, global contract environment testing labs are cautious with capital budgets, resulting in a steep drop in the amount of samples and subsequent reduction in equipment purchases. However, European directives are driving investments in water quality analysis and waste water management. In the forensics market, spending in support of doping control for national and international sporting events remains strong.

Looking forward, we look to strengthen our core business and drive growth. We will strengthen our core business to extend our gas phase leadership by expanding our mid-range gas chromatography portfolio to meet customers’ needs.  We will drive growth by focusing on the emerging food market and growth opportunities in China.  Recent new product introductions in the GC-MS and ICP-MS portfolios continue to drive good growth in food and environmental applications.  We will also expand our high-end mass spectrometry portfolio and consumables business.

Operating Results

	Three Months Ended
	January 31,		2010 over
	2010	2009	2009
Gross margin	55.1%	55.1%	—
Operating margin	27.5%	26.1%	1	ppt

(in millions)
Research and development	$13	$13	(3)%
Selling, general and administrative	$54	$49	10%

Gross margins were relatively flat for the three months ended January 31, 2010 compared to the same period last year.  Higher wages and variable pay were offset by favorable volume impact and currency movements.

Research and development expenses declined 3 percent for the three months ended January 31, 2010 compared to the same period last year.  Overall spending reductions were partially offset by wage restoration and higher variable pay.

Selling, general and administrative expenses grew 10 percent for the three months ended January 31, 2010 compared to the same period last year.  The increase was due to wage restoration, higher variable pay and share-based compensation, and currency movements partially offset by reduced commissions.

Operating margins for the three months ended January 31, 2010, improved by 1 percentage point compared to the same period last year.  The year-over-year margin improvement from favorable volume impact was partially offset by wage restoration, higher wages and variable pay, and unfavorable currency movements.

Income from Operations

Income from operations for the three months ended January 31, 2010, increased $10 million on a revenue increase of $28 million, a 38 percent year-over-year operating margin incremental.

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

Orders and Net Revenue

	Three Months Ended January 31,		2010 over
	2010	2009	2009
	(in millions)
Orders	$642	$592	8%
Net revenue	$629	$641	(2)%

Electronic measurement orders for the three months ended January 31, 2010, increased 8 percent when compared to the same period last year. Foreign currency movements accounted for 2 percentage points of the year-over-year increase in orders. In our general purpose test business, both the manufacturing market and the computers and semiconductor markets showed signs of improvement. Aerospace defense market demand was strong and improved year-over-year. In our communications test market, wireless manufacturing remains weak, while wireless R&D demand has stabilized. On a geographic basis, orders declined 3 percent in the Americas and 7 percent in Japan, while improving 7 percent in Europe and 34 percent in other Asia compared to the same period last year.

Electronic measurement revenues for the three months ended January 31, 2010, declined 2 percent when compared to the same period last year as weakness in communications test markets offset strength in general purpose test markets. Foreign currency movements accounted for 2 percentage points of revenue growth year-over-year. Regionally, revenues from Asia, excluding Japan, improved 16 percent, while the Americas and Europe both declined 3 percent and Japan declined 26 percent, compared to the same period last year.

General purpose test revenues of $426 million, representing approximately 68 percent of electronic measurement revenues, grew 13 percent compared to the same period last year. Within general purpose test, all market segments grew compared to the same period last year with particular strength in aerospace and defense and other general purpose test. Government demand in aerospace and defense drove strength in communications applications for surveillance and intelligence, as well as satellite applications. Computer and semiconductor measurement markets improved due to increased capital spending in both R&D and manufacturing applications driven by higher levels of capacity utilization in the semiconductor industry. Other general purpose test markets improved with increased capital investment in consumer electronics manufacturing, while the automotive market remains weak.

Communications test revenues of $203 million, representing approximately 32 percent of electronic measurement revenues, declined 23 percent compared to the same period last year, primarily due to continued weakness in wireless and network equipment manufacturing businesses. The wireless R&D, broadband and electronic design automation markets performed better than our other submarkets on a relative basis. Wireless R&D investment continues for high data rate applications, as well as pre-conformance and interoperability test solutions, particularly for long-term evolution (an emerging wireless standard).  Investment in next-generation technology in Asia is driving strength in this region. Wireless manufacturing markets remain weak due to low demand for new handset test capacity with expansion limited primarily to smart phones. Capital spending remains limited in the other communications test submarkets. Network monitoring business was nearly flat due to the continued consolidation in the network operator and service provider markets.

While we are seeing recovery in most of our end markets, looking forward we expect our general purpose test markets to sustain their growth momentum, whereas the outlook in wireless handset test and network equipment manufacturing markets remains mixed.

Operating Results

	Three Months Ended
	January 31,		2010 over
	2010	2009	2009
Gross margin	57.3%	53.9%	3	ppts
Operating margin	9.3%	(0.9)%	10	ppts

(in millions)
Research and development	$100	$118	(15)%
Selling, general and administrative	$202	$234	(14)%

Gross margins for products and services for the three months ended January 31, 2010, improved year-over-year by 3 percentage points due largely to the impact of savings related to business and infrastructure restructuring programs. Volume-adjusted gross margins compared to the same period last year improved by 4 percentage points as expense reductions from restructuring, lower general and direct infrastructure costs and favorable currency offset the unfavorable impact of wage restoration and higher variable pay.

Research and development expenses for the three months ended January 31, 2010, declined 15 percent compared to the same period last year.  This decline was driven by savings from restructuring programs and lower general and direct infrastructure costs, which were offset by wage restoration, higher wages and variable pay and the unfavorable impact of currency movements.

Selling, general and administrative expenses for the three months ended January 31, 2010, declined 14 percent compared to the same period last year.  Year-over-year reductions in SG&A were consistent with R&D and driven by savings from restructuring programs and lower general and direct infrastructure costs, which were offset by wage restoration, higher wages and variable pay and the unfavorable impact of currency movements.

Operating margins for the three months ended January 31, 2010, improved by 10 percentage points compared to the same period last year.  The year-over-year margin improvement from the impact of restructuring was partially offset by wage restoration, higher variable pay, and unfavorable year-over-year impact of currency movement.

Income from Operations

Income from operations for the three months ended January 31, 2010, increased $64 million on a revenue decline of $12 million, a 647 percent year-over-year operating margin incremental as structural and operational expense reductions offset the unfavorable impact of lower revenue.

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

Our financial position as of January 31, 2010 consisted of cash and cash equivalents of $2,481 million as compared to $2,479 million as of October 31, 2009.

Our proposed acquisition of Varian for an estimated $1.5 billion total purchase price includes $52 cash per share of Varian’s common stock, the cashing out of in the money stock options (after acceleration) and assumed debt. We plan to finance the purchase price of Varian using a portion of the proceeds from our September 2009 offering of senior notes and other existing cash.

We currently hold $1.5 billion of short-term debt repayable on January 27, 2011. We are currently considering a number of refinancing and other options regarding the short-term debt.

On February 11, 2010, we signed a definitive agreement to sell NSD to JDSU. JDSU will pay Agilent $165 million in cash and is subject to a post-closing working capital adjustment. The agreement is subject to customary closing conditions and regulatory approval. We expect to receive cash for this and other divestitures during the year.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $30 million for the three months ended January 31, 2010 compared to cash provided of $17 million for the same period in 2009. In the first quarter of 2010, we paid approximately $53 million under our variable pay programs, as compared to $109 million paid out during the same period of 2009. We paid approximately $22 million in taxes in the three months ended January 31, 2010 as compared to $44 million in the same period in 2009.

In the three months ended January 31, 2010, accounts receivable used cash of $42 million compared to cash provided of $140 million for the same period in 2009. Agilent revenues increased by approximately 4 percent in the three months ended January 31, 2010 as compared to the same period in 2009. Days’ sales outstanding decreased to 47 days as of January 31, 2010 from 49 days a year ago. Accounts payable provided cash of $8 million for the three months ended January 31, 2010 compared to cash used of $53 million in the same period in 2009. Cash used for inventory was $1 million for the three months ended January 31, 2010 compared to cash used of $22 million for the same period in 2009. Inventory days on-hand decreased to 89 days as of January 31, 2010 compared to 102 days as of the end of the same period last year.

We contributed approximately $14 million to our defined benefit plans in the first three months of 2010 compared to $20 million in the same period of 2009. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $72 million to our defined benefit plans during the remainder of 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $31 million for the three months ended January 31, 2010 compared to cash used of $11 million for the same period of 2009. Investments in property, plant and equipment were $25 million for the three months ended January 31, 2010 compared to $34 million in the same period of 2009. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $128 million for 2009. In the three months ended January 31,

2010, there were $12 million of business acquisitions and intangible assets, compared to $1 million invested during the same period of 2009. In the three months ended January 31, 2010, restricted cash and cash equivalents increased by $2 million compared to an increase of $4 million in 2009.

Net Cash Used in Financing Activities

Net cash provided by in financing activities for the three months ended January 31, 2010 was $3 million compared to cash used of $49 million for the same period of 2009 mainly due to the increased issuance of common stock.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended January 31, 2010, we repurchased 3 million shares for $100 million using settlement date calculation.

We currently hold $1.5 billion of short-term debt which was refinanced and the repayment date was extended to January 27, 2011. As of January 31, 2010, we had approximately $2.5 billion of unrestricted cash and $1.6 billion of restricted cash that could be used to repurchase or redeem the debt mentioned above. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years. We are currently considering a number of refinancing and other options regarding the short-term debt.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2010 the company has no borrowings outstanding under the facility.

On August 17, 2009, the credit agreement was amended to provide additional financing flexibility in advance of the pending acquisition of Varian, Inc. The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, to be excluded from the leverage ratio covenant until the later of the first day of the month following the ninth full calendar month after the closing of the acquisition or August 1, 2010; it also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc.), a consolidated wholly-owned subsidiary of Agilent, that we are permitted to incur.

On September 9, 2009, Agilent Technologies, Inc. entered into an underwriting agreement with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC. Pursuant to the underwriting agreement, Agilent issued an aggregate principal amount of $250 million in senior notes (the “2012 notes”). The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010. Agilent also issued an aggregate principal amount of $500 million in senior notes (the “2015 notes”). These senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commencing on March 14, 2010. Upon the closing of the offering of the 2012 and 2015 notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar London inter-bank offered rate (“LIBOR”) plus 257.6 basis points and 253 basis points with respect to the 2012 and 2015 notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate.

Other

There were no other substantial changes from our 2009 Annual Report on Form 10-K to our contractual commitments in the first three months of 2010. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $331 million and $418 million of taxes payable as of January 31, 2010 and October 31, 2009, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent and 62 percent of our revenues were generated in U.S. dollars during the first quarter of 2010 and 2009, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2010, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants’ motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  On October 5, 2009, the Court entered an order granting final approval of the settlement.  Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals.  That appeal is pending.

On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132. The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. (“Varian”) against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. (“Cobalt”), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian. A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009. The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009. The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt. The consolidated amended complaint alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian’s directors have engaged in self-dealing, and that the disclosures in Varian’s August 7, 2009 proxy filing are inadequate. Agilent and Cobalt are alleged to have aided and abetted the Varian directors’ purported breaches of fiduciary duties. Plaintiffs seek injunctive and other relief, including attorneys’ fees and costs. On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent. Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys’ fees and costs). On September 25, 2009, the parties signed a memorandum of understanding to settle the class actions. The settlement provides, among other things, that: (i) Varian would make certain agreed-upon disclosures designed to supplement those contained in its definitive proxy statement filed on August 20, 2009; (ii) the litigation will be dismissed with prejudice as to all defendants; (iii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the acquisition; and (iv) plaintiffs’ counsel may seek fees and costs of up to $625,000, subject to court approval. There is to be no payment of money to the alleged class members. The settlement is subject to execution and delivery of a stipulation of settlement and other definitive documentation, confirmatory discovery, the closing of the acquisition, notice to stockholders, and court approval.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. Although there are indications that the economic situation is beginning to turn, we are unable to predict how long the economic downturn will last and when and if the economic downturn has reversed. A continuing economic downturn and continuing financial market disruptions may adversely impact our business resulting in:

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during 2009 due to declines in market activity caused largely by the continued global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

The actions that we are taking to reduce costs could have long-term adverse effects on our business.

Since December 2008, we have announced and implemented significant restructuring activities in our global infrastructure organization and our electronic measurement segment. This restructuring program and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. We are already seeing a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2009, we completed a number of acquisitions and divestitures. In addition, in July 2009, we agreed to acquire Varian, Inc. The closing of the Varian acquisition is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals in both the U.S. and the European Union. In February 2010, we agreed to sell our Network Solutions Division.  The closing of the sale of our Network Solutions Division is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

At the end of our first quarter in fiscal 2010, we had cash and cash equivalents of approximately $2.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of January 31, 2010, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2009 through Nov. 31, 2009	—	$—	—	$
Dec. 1, 2009 through Dec. 31, 2009	2,022,500	$29.98	2,022,500	$	NA
Jan. 1, 2010 through Jan. 31, 2010	1,500,000	$30.28	1,500,000	$	NA
Total	3,522,500	$30.10	3,522,500	$	NA

(1)

On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share repurchase program of up to $2 billion of Agilent’s common stock over the next two years through any one or a combination of a variety of methods, including open-market purchases, block trades, self tenders, accelerated share repurchase transactions or otherwise. On March 26, 2009, the company announced that it was suspending its share repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company’s share repurchase program expired upon the termination of its two-year term. No shares were purchased under the November 14, 2007 share repurchase program during the quarterly period ended January 31, 2010.

(2)

On November 19, 2009 our Board of Directors approved a new share repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The new share repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share repurchase program.

(3)	The weighted average price paid per shares of common stock does not include the cost of commissions.

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 47 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 2010	By:	/s/ Adrian T. Dillon
Adrian T. Dillon
Executive Vice President,
Finance and Administration, Chief Financial Officer
(Principal Financial Officer)

Dated: March 10, 2010	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 10.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document*

101.SCH XBRL	Schema Document*

101.CAL XBRL	Calculation Linkbase Document*

101.LAB XBRL	Labels Linkbase Document*

101.PRE XBRL	Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”