Form 10-Q
period 2010-04-30
AGILENT TECHNOLOGIES INC
filed 2010-06-07
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2010
COMMON STOCK, $0.01 PAR VALUE	348,062,907 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net revenue:
Products	$1,029	$864	$2,005	$1,801
Services and other	242	227	479	456
Total net revenue	1,271	1,091	2,484	2,257
Costs and expenses:
Cost of products	431	436	852	889
Cost of services and other	129	125	261	249
Total costs	560	561	1,113	1,138
Research and development	150	170	299	339
Selling, general and administrative	407	407	824	803
Total costs and expenses	1,117	1,138	2,236	2,280
Income (loss) from operations	154	(47)	248	(23)
Interest income	3	6	6	20
Interest expense	(22)	(23)	(45)	(46)
Other income (expense), net	4	6	13	18
Income (loss) before taxes	139	(58)	222	(31)
Provision for income taxes	31	43	35	6
Net income (loss)	$108	$(101)	$187	$(37)

Net income (loss) per share — basic:	$0.31	$(0.29)	$0.54	$(0.11)
Net income (loss) per share — diluted:	$0.31	$(0.29)	$0.53	$(0.11)

Weighted average shares used in computing net income (loss) per share:
Basic	348	344	348	348
Diluted	354	344	354	348

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,646	$2,479
Short-term restricted cash and cash equivalents	1,552	—
Short-term investments	11	14
Accounts receivable, net	669	595
Inventory	546	552
Other current assets	288	321
Total current assets	5,712	3,961
Property, plant and equipment, net	831	845
Goodwill	644	655
Other intangible assets, net	126	167
Long-term restricted cash and cash equivalents	11	1,566
Long-term investments	158	163
Other assets	285	255
Total assets	$7,767	$7,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$362	$307
Employee compensation and benefits	346	336
Deferred revenue	311	285
Short-term debt	1,501	1
Other accrued liabilities	189	194
Total current liabilities	2,709	1,123
Long-term debt	1,393	2,904
Retirement and post-retirement benefits	483	498
Other long-term liabilities	550	573
Total liabilities	5,135	5,098
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 576 million shares at April 30, 2010 and 566 million shares at October 31, 2009, issued	6	6
Treasury stock at cost; 228 million shares at April 30, 2010 and 220 million shares at October 31, 2009	(7,892)	(7,627)
Additional paid-in-capital	7,802	7,552
Retained earnings	2,947	2,760
Accumulated other comprehensive loss	(239)	(185)
Total stockholder’s equity	2,624	2,506
Non-controlling interest	8	8
Total equity	2,632	2,514
Total liabilities and equity	$7,767	$7,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$187	$(37)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75	81
Share-based compensation	38	39
Deferred taxes	45	34
Excess and obsolete and inventory-related charges	13	41
Asset impairment charges	20	32
Loss on sale of assets and divestiture	4	—
Allowance for doubtful accounts	—	4
Other	—	4
Changes in assets and liabilities:
Accounts receivable	(93)	203
Inventory	(17)	13
Accounts payable	55	(58)
Employee compensation and benefits	18	(108)
Interest rate swap proceeds	—	43
Other assets and liabilities	(90)	(137)
Net cash provided by operating activities	255	154
Cash flows from investing activities:
Investments in property, plant and equipment	(54)	(68)
Proceeds from sale of property, plant and equipment	1	—
Purchase of investments	—	(30)
Proceeds from sale of investments	8	62
Proceeds from divestiture, net of cash divested	20	—
Acquisitions of businesses and intangible assets, net of cash acquired	(12)	(2)
Change in restricted cash and cash equivalents, net	4	10
Net cash used in investing activities	(33)	(28)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	224	27
Repayment of long-term debt	(15)	—
Proceeds from revolving credit facility	—	325
Repayment of revolving credit facility	—	(325)
Treasury stock repurchases	(265)	(157)
Net cash used in financing activities	(56)	(130)

Effect of exchange rate movements	1	(1)

Net increase (decrease) in cash and cash equivalents	167	(5)

Cash and cash equivalents at beginning of period	2,479	1,405
Cash and cash equivalents at end of period	$2,646	$1,400

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

Acquisition of Varian, Inc. On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”), a leading supplier of scientific instrumentation and associated consumables for life science and applied market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director’s stock units were also paid at $52 per share. Varian’s cash acquired at completion of the acquisition was approximately $225 million. As part of the European Commission’s merger approval and the Federal Trade Commission consent order, Agilent had previously committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. On May 19, 2010 we completed the sale of the Agilent micro GC business and the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business for approximately $40 million subject to post-closing adjustments. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger will be accounted for in accordance with the authoritative accounting guidance. The initial accounting for the acquisition of Varian is incomplete. The acquired assets and assumed liabilities will be recorded by Agilent at their estimated fair values. Agilent will determine the estimated fair values with the assistance of valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management.

Sale of Network Solutions Division. On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We anticipate recording a significant gain on the sale of NSD in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2010 and October 31, 2009, condensed consolidated statement of operations for the three and six months ended April 30, 2010 and 2009, and condensed consolidated statement of cash flows for the six months ended April 30, 2010 and 2009.

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

For the six months ended April 30, 2010, no impairments were recorded.

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

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. We do not expect a material impact on our consolidated financial statements when we adopt the guidance for level 3 activity.  See Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We do not expect a material impact on our consolidated financial statements due to the adoption of this guidance.

3. SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based compensation awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our employee stock purchase plan (“ESPP”) and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$2	$3	$8	$8
Research and development	2	2	6	6
Selling, general and administrative	9	13	24	25
Total share-based compensation expense	$13	$18	$38	$39

Included in the expense amount for the three months ended April 30, 2010 and April 30, 2009 is approximately $1 million and $3 million, respectively, of incremental expense for the acceleration of share-based compensation related to the announced workforce reduction plan. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vest. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled. In addition, during the three months ended April 30, 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

At April 30, 2010 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and six months ended April 30, 2010 and 2009.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Stock Option Plans:
Weighted average risk-free interest rate	2.4%	1.8%	2.2%	2.3%
Dividend yield	0%	0%	0%	0%
Weighted average volatility	36%	36%	37%	32%
Expected life	4.4 yrs	4.4 yrs	4.4 yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	39%	33%	39%	33%
Volatility of selected peer-company shares	21%-79%	17%-62%	20%-80%	17%-62%
Price-wise correlation with selected peers	53%	35%	53%	35%

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

4. PROVISION FOR INCOME TAXES

For the three and six months ended April 30, 2010, we recorded an income tax provision of  $31 million and $35 million, respectively, compared to an income tax provision of $43 million and $6 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2010 includes net discrete tax expense of $12 million and $3 million, respectively. The net discrete expense relates primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. The income tax expense for the three and six months ended April 30, 2009 include net discrete benefits of zero and $42 million, respectively, and are primarily associated with lapses of statutes of limitations and tax settlements. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

In the U.S., the tax years remain open to Internal Revenue Service (“IRS”) and state audits back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open to audit by local tax authorities back to the year 2003. As a result of audit activities, our disclosure of unrecognized tax benefits as of October 31, 2009 will change significantly during this fiscal year. Furthermore, it is reasonably possible that additional changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 and 2003 through 2007 are under audit by the IRS which is normal for taxpayers subject to the IRS’s Large and Mid-Sized Business examination procedures. In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed several adjustments to taxable income. We disagreed with most of the proposed adjustments. In order to resolve the disagreements, representatives of Agilent met with the Appeals Office of the IRS.  In April 2010, we reached resolution in principle with the Appeals Office on the last remaining significant proposed adjustment. Tax adjustments resulting from the Appeals Office agreements will be offset with net operating losses from subsequent years and tax credits. Federal deficiency interest for the intervening years is about $13 million, or $8 million net of federal tax benefit.  This $8 million is reflected in our statements of operations.

5. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(in millions)
Numerator:
Net income (loss)	$108	$(101)	$187	$(37)
Denominators:
Basic weighted-average shares	348	344	348	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	6	—	6	—
Diluted weighted-average shares	354	344	354	348

The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company’s common stock can result in a greater dilutive effect from potentially dilutive awards.

The following table presents options to purchase shares of common stock, which were not included in the computations of diluted net income (loss) per share because they were anti-dilutive.

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Options to purchase shares of common stock (in millions)	4	33	12	33
Weighted-average exercise price	$40	$29	$35	$29
Average common stock price	$33	$16	$31	$17

6. INVENTORY

	April 30, 2010	October 31, 2009
	(in millions)
Finished goods	$274	$285
Purchased parts and fabricated assemblies	272	267
Inventory	$546	$552

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2010:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2009	$123	$151	$381	$655
Foreign currency translation impact	—	—	(15)	(15)
Divestitures	(1)	—	—	(1)
Goodwill arising from acquisitions	—	—	5	5
Goodwill as of April 30, 2010	$122	$151	$371	$644

The components of other intangibles as of April 30, 2010 and October 31, 2009 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2009:
Purchased technology	$281	$170	$111
Trademark/Tradename	32	6	26
Customer relationships	85	55	30
Total	$398	$231	$167
As of April 30, 2010:
Purchased technology	$249	$156	$93
Trademark/Tradename	29	9	20
Customer relationships	79	66	13
Total	$357	$231	$126

We reduced goodwill by $1 million, due to a divestiture, during the three and six months ended April 30, 2010 and recorded zero and $5 million of goodwill relating to the purchase of two businesses during the three and six months ended April 30, 2010, respectively. We reduced other intangibles by $13 million, due to the same divestiture in the three months ended April 30, 2010 and in the six months ended April 30, 2010 we reduced other intangibles by $25 million including $12 million of impairments related to the same divestiture and recorded $3 million of additions related to acquisitions.

Amortization of intangible assets was $9 million and $19 million for the three and six months ended April 30, 2010 and         $11 million and $23 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $16 million for the remainder of 2010 , $29 million for 2011, $24 million for 2012, $15 million for 2013, $11 million for 2014, $8 million for 2015, and $23 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2010 were as follows:

		Fair Value Measurement at April 30, 2010 Using
	April 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,141	$2,141	$—	$—
Available-for-sale investments	11	—	10	1
Derivative instruments (foreign exchange contracts)	18	—	18	—
Restricted cash (commercial paper)	1,552	—	1,552	—
Long-term
Trading securities	51	51	—	—
Derivative instruments (interest rate contracts)	10	—	10	—
Available-for-sale investments	30	11	19	—
Total assets measured at fair value	$3,813	$2,203	$1,609	$1

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$58	$—	$58	$—

Our money market funds, some publicly traded available-for-sale investments, and our trading securities investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.  Most available-for-sale investments as well as our commercial paper are classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.  Marketable securities measured at fair value using level 3 inputs are comprised of asset-backed securities and corporate bonds within our available-for-sale investment portfolio. The values of these investments are determined based on models for which some of the inputs are not readily observable. Counterparty credit risk is evaluated when assigning levels to our financial instruments.

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

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and six months ended April 30, 2010 and  2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Balance, beginning of period	$3	$16	$6	$19
Realized losses related to amortization of premium	(1)	(1)	(1)	(2)
Realized losses related to investment impairments	—	(1)	—	(4)
Sales	—	(3)	(2)	(6)
Transfers into level 3	—	2	—	6
Transfers out of level 3	(1)	—	(2)	—
Balance, end of period	$1	$13	$1	$13
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$(1)	$(1)	$(1)	$(2)

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments for the three months and six months ended April 30, 2010 and we recognized $2 million and $8 million of other than temporary impairments for investments for the three and six months ended April 30, 2009, respectively. Fair values for the impaired investments in the three and six months ended April 30, 2010 and 2009 were measured using both level 2 and level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Impairment of Long-Lived Assets. Long-lived assets held and used with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for the three months ended April 30, 2010. Long-lived assets held and used with a carrying amount of $29 million were written down to their fair value of $23 million, resulting in an impairment charge of $6 million, which was included in net income for the six months ended April 30, 2010. Impairments of long-lived assets held for sale were zero for the three months ended April 30, 2010. Long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $16 million, resulting in an impairment charge of $14 million, which was included in net income for the six months ended April 30, 2010. These long-lived assets held for sale with a fair value of $16 million were sold during the second quarter. Fair value for the impairment of long-lived assets were measured using level 2 inputs.

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

Fair Value Hedges

The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter bank offered rate (“LIBOR”)-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap.  We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the condensed consolidated statement of operations. The fair value of the swaps is recorded on the condensed consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of April 30, 2010, there were 9 interest rate swap contracts designated as fair value hedges associated with our 2012 and 2015 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $750 million. On November 25, 2008, we terminated the two remaining interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes.

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

The company’s use of derivative instruments exposes it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions which are selected based on their credit ratings and other factors.  We have established policies and procedures for mitigating credit risk that include establishing counterparty credit limits,  monitoring credit exposures, and continually assessing the creditworthiness of counterparties.

All of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. If our corporate credit rating were to fall below investment grade, the counterparties to the derivative instruments may request collateralization on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2010, was approximately $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2010.

There were 123 foreign exchange forward contracts and 7 foreign exchange option contracts open as of April 30, 2010 and designated as cash flow hedges. There were 122 foreign exchange forward contracts open as of April 30, 2010 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2010 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(71)	$—	$199
British Pound	(17)	—	145
Swiss Franc	(20)	—	29
Malaysian Ringgit	93	—	19
Japanese Yen	(48)	(64)	(45)
Other	(9)	—	14
	$(72)	$(64)	$361

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2010 and October 31, 2009 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2010	October 31, 2009	Balance Sheet Location	April 30, 2010	October 31, 2009
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$10	$3	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$14	$8	Other accrued liabilities	$4	$5
Other accrued liabilities	—	—	Other current assets	—	1
	$24	$11		$4	$6
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$4	$8	Other accrued liabilities	$6	$3
Other accrued liabilities	—	—	Other current assets	—	1
	$4	$8		$6	$4

Total derivatives	$28	$19		$10	$10

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$5	$—	$9	$—
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$9	$7	$11	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$3	$(10)	$3	$(19)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(11)	$23	$(23)	$25

The estimated net amount of existing gains at April 30, 2010 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $10 million.

10. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next two years.

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of April 30, 2010, approximately 150 employees within electronic measurement are pending termination under the FY 2009 Plan.

Special charges in 2009 related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and inventory on hand written down. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, had caused the value of this inventory to decrease below its cost.

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	29	15	6	—	50
Asset impairments/inventory charges	—	—	(6)	—	(6)
Cash payments	(57)	(6)	—	—	(63)
Balance as of April 30, 2010	$21	$28	$—	$1	$50

The restructuring and other special accruals for all plans, which totaled $50 million at April 30, 2010, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$3	$22	$6	$55
Research and development	—	17	1	21
Selling, general and administrative	13	47	43	58
Total restructuring, asset impairments and other special charges	$16	$86	$50	$134

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2010 and 2009, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost—benefits earned during the period	$10	$7	$8	$8	$1	$1
Interest cost on benefit obligation	7	12	17	16	7	7
Expected return on plan assets	(10)	(9)	(21)	(19)	(5)	(5)
Amortization and deferrals:
Actuarial loss	1	—	7	8	4	1
Prior service cost	(3)	—	—	—	(4)	(3)
Total net plan costs	$5	$10	$11	$13	$3	$1

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost—benefits earned during the period	$20	$15	$16	$16	$2	$2
Interest cost on benefit obligation	14	24	35	32	14	14
Expected return on plan assets	(20)	(19)	(43)	(39)	(10)	(10)
Amortization and deferrals:
Actuarial loss	3	1	20	17	8	2
Prior service cost	(6)	—	—	—	(8)	(6)
Total net plan costs	$11	$21	$28	$26	$6	$2

We contributed approximately $30 million to our U.S. defined benefit plans and $10 million to our non-U.S. defined benefit plans during the three months ended April 30, 2010 and $32 million and $22 million, respectively, for the six months ended April 30, 2010.  We contributed approximately $37 million to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended April 30, 2009 and $38 million and $31 million, respectively, for the six months ended April 30, 2009.  We do not expect to make additional contributions during the remainder of 2010 to our U.S. defined benefit plans.  We expect to contribute $30 million to our non-U.S. defined benefit plans during the remainder of 2010.

As of April 30, 2010, due to the anticipated sale of a business and the related reduction in workforce, we recorded an immaterial curtailment loss in one non-U.S. plan as required by the authoritative guidance. In connection with the remeasurement of the pension obligation for this plan, we recorded a net increase in the funded status liability of $23 million on the balance sheet primarily due to higher expected projected benefit obligation partially offset by higher asset values. In the three months ended April 30, 2009, due to restructuring actions, we recorded a curtailment loss less than $1 million related to a non-U.S. plan as required by the authoritative guidance.

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

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2010	FY 2009
	(in millions)
Beginning balance as of November 1,	$28	$29
Accruals for warranties issued during the period	26	23
Changes in estimates	(2)	3
Settlements made during the period	(24)	(26)
Ending balance as of April 30,	$28	$29

13. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2010 the company has no borrowings outstanding under the facility.

On August 17, 2009 the credit facility agreement was amended to provide additional financing flexibility in advance of the acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, May 14, 2010, to be excluded from the leverage ratio covenant until March 1, 2011. It also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”)), that we are permitted to incur.

World Trade Debt

In January 2006, World Trade entered into a five-year Master Repurchase Agreement with a counterparty in which World Trade sold 15,000 Class A preferred shares of Agilent Technologies (Cayco) Limited (“Cayco”) to the counterparty, having an aggregate liquidation preference of $1.5 billion. World Trade owns all of the outstanding common shares of Cayco, a separate legal entity.

In September 2008, Agilent and World Trade entered into an agreement (the “Lloyds Related Agreement”) with Lloyds TSB Bank plc (“Lloyds”). Under the Lloyds Related Agreement, on November 17, 2008 (the “Effective Date”), Lloyds accepted the transfer by novation of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement. On the Effective Date, Lloyds paid $1.5 billion to the prior counterparty in consideration of the novation and World Trade’s repurchase obligation was extended to January 27, 2011 (the “Extended Repurchase Date”). World Trade is obligated to make aggregate quarterly payments to Lloyds at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on the Effective Date. We are currently considering a number of options to extend, reduce or eliminate the world trade debt.

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

Short-Term Restricted Cash & Cash Equivalents

As of April 30, 2010, $1,552 million was reported as short-term restricted cash and cash equivalents in our condensed consolidated balance sheet which is held in commercial paper maintained in connection with our World Trade debt obligation. As of October 31, 2009, $1,555 million of restricted cash and cash equivalents associated with our World Trade debt obligation was reported as long-term in our condensed consolidated balance sheet.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes:

	April 30,	October 31,
	2010	2009
	(in millions)
2017 Senior Notes	$635	$637
2015 Senior Notes	505	500
2012 Senior Notes	253	251
Total	$1,393	$1,388

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

2015 Senior Notes

In September 2009, the company issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

2012 Senior Notes

In September 2009, the company also issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

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

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points and 257.6 basis points with respect to the 2015 and 2012 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At April 30, 2010, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $10 million with a corresponding increase in carrying value of the senior notes.

Other Debt

On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 the debt was repaid in full.

15. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended April 30,
	2010	2009
	(in millions)
Net income (loss)	$108	$(101)
Other comprehensive income:
Change in unrealized gain and loss on investments	3	3
Change in unrealized gain and loss on derivative instruments	9	7
Reclassification of (gains) and losses into earnings related to derivative instruments	(3)	10
Foreign currency translation	(27)	(2)
Change in deferred net pension cost	(16)	(39)
Deferred taxes	(4)	(13)
Comprehensive income (loss)	$70	$(135)

	Six Months Ended April 30,
	2010	2009
	(in millions)
Net income (loss)	$187	$(37)
Other comprehensive income:
Change in unrealized gain and loss on investments	4	(10)
Change in unrealized gain and loss on derivative instruments	11	—
Reclassification of (gains) and losses into earnings related to derivative instruments	(3)	19
Foreign currency translation	(54)	22
Change in deferred net pension cost	(4)	(30)
Deferred taxes	(8)	(11)
Comprehensive income (loss)	$133	$(47)

16. STOCK REPURCHASE PROGRAM

On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share repurchase program of up to $2 billion of Agilent’s common stock over the next two years. On March 26, 2009, the company announced that it was suspending its share repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company’s share repurchase program expired upon the termination of its two-year term. No shares were purchased under the November 14, 2007 share repurchase program during the six months ended April 30, 2010.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three and six months ended April 30, 2010, we repurchased 5 million shares for $165 million and 8 million shares for $265 million, respectively, using settlement date calculation. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

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

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended April 30, 2010:
Total net revenue	$334	$238	$699	$1,271
Segment income from operations	$48	$57	$100	$205
Three months ended April 30, 2009:
Total net revenue	$298	$200	$593	$1,091
Segment income (loss) from operations	$44	$45	$(22)	$67

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Six months ended April 30, 2010:
Total net revenue	$674	$482	$1,328	$2,484
Segment income from operations	$103	$124	$158	$385
Six months ended April 30, 2009:
Total net revenue	$607	$416	$1,234	$2,257
Segment income (loss) from operations	$88	$102	$(28)	$162

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Total reportable segments’ income from operations	$205	$67	$385	$162
Restructuring and other related costs	(16)	(86)	(50)	(128)
Asset impairments	—	(9)	(14)	(23)
Intangible amortization	(9)	(12)	(19)	(24)
Transformational programs	(6)	—	(15)	—
Interest income	3	6	6	20
Interest expense	(22)	(23)	(45)	(46)
Other income (expense), net	4	6	13	18
Varian acquisition and integration costs	(10)	—	(27)	—
Other	(10)	(7)	(12)	(10)
Income (loss) from operations before taxes, as reported	$139	$(58)	$222	$(31)

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of April 30, 2010	$1,107	$527	$2,284	$3,918
As of October 31, 2009	$1,019	$463	$2,084	$3,566

18. SUBSEQUENT EVENTS

On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”), a leading supplier of scientific instrumentation and associated consumables for life science and applied market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director’s stock units were also paid at $52 per share. Varian’s cash acquired at completion of the acquisition was approximately $225 million. As part of the European Commission’s merger approval and the Federal Trade Commission consent order, Agilent had previously committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. On May 19, 2010 we completed the sale of the Agilent micro GC business and the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business for approximately $40 million subject to post-closing adjustments. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger will be accounted for in accordance with the authoritative accounting guidance. The initial accounting for the acquisition of Varian is incomplete. The acquired assets and assumed liabilities will be recorded by Agilent at their estimated fair values. Agilent will determine the estimated fair values with the assistance of valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management.

On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We anticipate recording a significant gain on the sale of NSD in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and  elsewhere in this Form 10-Q.

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

For the three and six months ended April 30, 2010 there were continuing signs of a recovery in our key markets with strong total order and revenue growth compared to the same periods last year. Total orders for the three and six months ended April 30, 2010 were $1,346 million and $2,566 million, respectively, an increase of 31 percent and 20 percent, respectively, above the same periods last year. Foreign currency movements accounted for 3 percentage points and 4 percentage points of order growth in the three and six months ended April 30, 2010, respectively, compared to the same periods last year. Each of our operating businesses recorded order growth in the three and six months ended April 30, 2010, with electronic measurement making a strong recovery in the second quarter of this year.

Net revenue of $1,271 million and $2,484 million for the three and six months ended April 30, 2010 increased 16 percent and 10 percent, respectively, from the same periods last year. Foreign currency movements accounted for 3 percentage points of revenue increase in the three and six months ended April 30, 2010 compared to the same periods last year. Within life sciences, sales of life sciences products into applied markets continued to perform strongly and academic and government markets also increased revenue in the three and six months ended April 30, 2010 compared to the same periods in 2009. Almost all end-markets grew across the chemical analysis business in the three and six months ended April 30, 2010 when compared to the same periods in 2009. Within electronic measurement, general purpose markets continued to strengthen in the three and six months ended April 30, 2010, compared to the same periods last year with increased performance being led by an overall improvement in the economy with strength in electronics and semiconductor businesses. Also within electronic measurement, communications test remained weak overall in the three and six months ended April 30, 2010.

Net income for the three and six months ended April 30, 2010 was $108 million and $187 million, respectively, compared to a loss of $101 million and a loss of $37 million for the corresponding periods last year. In the six months ended April 30, 2010, we generated $255 million of cash from operations compared with $154 million generated in the same period last year.

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of April 30, 2010, approximately 150 employees within electronic measurement are pending termination under the FY 2009 Plan.

On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”), a leading supplier of scientific instrumentation and associated consumables for life science and applied market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director’s stock units were also paid at $52 per share. Varian’s cash acquired at completion of the acquisition was approximately $225 million. As part of the European Commission’s merger approval and the Federal Trade Commission consent order, Agilent had previously committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. On May 19, 2010 we completed the sale of the Agilent micro GC business and the Varian laboratory GC business, the triple quadrupole GC-MS business and the ICP-MS business for approximately $40 million subject to post-closing adjustments. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger will be accounted for in accordance with the authoritative accounting guidance. The initial accounting for the acquisition of Varian is incomplete. The acquired assets and assumed liabilities will be recorded by Agilent at their estimated fair values. Agilent will determine the estimated fair values with the assistance of valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management.

On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We anticipate recording a significant gain on the sale of NSD in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

Looking forward, we continue to see signs of recovery in most of our key markets and we remain committed to delivering performance consistent with Agilent’s operating model. Following the successful close of the Varian acquisition, our strategy is to integrate Varian’s core systems and processes into Agilent, to capture revenue synergies with the addition of the Varian product portfolio and to drive cost synergies by leveraging Agilent’s operating model including global infrastructure and our purchasing power.

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

There was no impairment of goodwill during the three and six months ended April 30, 2010 or for the year ended October 31, 2009. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired zero and $14 million of purchased intangibles and fixed assets in the three and six months ended April 30, 2010, respectively, related to a business which we divested in our second quarter of this year.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At April 30, 2010, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

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

Restructuring Costs, Asset Impairments and Other Charges

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of April 30, 2010, approximately 150 employees within electronic measurement are pending termination under the FY 2009 Plan.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$1,346	$1,026	$2,566	$2,141	31%	20%
Net revenue:
Products	$1,029	$864	$2,005	$1,801	19%	11%
Services and other	242	227	479	456	7%	5%
Total net revenue	$1,271	$1,091	$2,484	$2,257	16%	10%

For the three and six months ended April 30, 2010 there were continuing signs of a recovery in our key markets with strong total order and revenue growth compared to the same periods last year. Total orders for the three and six months ended April 30, 2010 were $1,346 million and $2,566 million, respectively, an increase of 31 percent and 20 percent, respectively, above the same periods last year. Foreign currency movements accounted for 3 percentage points and 4 percentage points of order growth in the three and six months ended April 30, 2010, respectively, compared to the same periods last year. Each of our operating businesses recorded order growth in the three and six months ended April 30, 2010, with electronic measurement making a strong recovery in the second quarter of this year.

Net revenue in the three and six months ended April 30, 2010, was $1,271 million and $2,484 million, respectively, a 16 percent and 10 percent increase over the same periods last year. Foreign currency movements accounted for 3 percentage points of revenue increase in the three and six months ended April 30, 2010 compared to the same periods last year. Net revenue from services and other increased 7 percent and 5 percent in three and six months ended April 30, 2010, respectively, versus a 19 percent and 11 percent increase in product revenues. Total revenue increased in each of our businesses in the three and six months ended April 30, 2010 when compared to the same periods in 2009 as signs of a recovery in most of our end markets observed towards the end of 2009 continued into the first and second quarters of 2010. Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2010	2009	2010	2009	Months		Months
Total gross margin	55.9%	48.6%	55.2%	49.6%	7	ppts	6	ppts
Operating margin	12.1%	(4.3)%	10.0%	(1.0)%	16	ppts	11	ppts

(in millions)
Research and development	$150	$170	$299	$339	(12)%		(12)%
Selling, general and administrative	$407	$407	$824	$803	—		3%

Total gross margins for the three and six months ended April 30, 2010 showed a 7 percentage point and a 6 percentage point increase, respectively, compared to the same periods last year. The benefits of business and infrastructure restructuring programs together with favorable volume impacts and currency movements offset the unfavorable impact of wage restoration, higher variable and incentive pay. Operating margins increased 16 percentage points and 11 percentage points for the three and six months ended April 30, 2010, respectively, compared to the same periods last year.

In January 2009, we implemented wage reductions across the company in response to deteriorating economic conditions. Wages were restored to previous levels for all employees effective November 1, 2009.

Research and development expenses decreased 12 percent for both the three and six months ended April 30, 2010 compared to the same periods last year. A significant proportion of the three and six month percentage decrease is the result of restructuring program expenses having been incurred in the three and six months ended April 30, 2009. In addition there were spending reductions as a result of the restructuring programs in this year which were partially offset by wage restoration, higher variable and incentive pay and unfavorable currency movements. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses were flat and increased 3 percent for the three and six months ended April 30, 2010, respectively, compared to the same period last year. Increased expenditure in the six months ended April 30, 2010 was due to the impact of higher variable pay and incentive pay and the wage restoration.

At April 30, 2010, our headcount was approximately 16,100 as compared to approximately 19,100 at April 30, 2009.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model. GIO, which includes finance, HR, legal, IT and workplace services, has significantly reduced its cost structure over the past year. We will continue to efficiently manage and leverage our infrastructure resources to support our businesses, integrate acquisitions and complete our divestitures in the coming year.

Provision for Income Taxes

For the three and six months ended April 30, 2010, we recorded an income tax provision of $31 million and $35 million, respectively, compared to an income tax provision of $43 million and $6 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2010 includes net discrete tax expense of $12 million and $3 million, respectively. The net discrete expense relates primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. The income tax expense for the three and six months ended April 30, 2009 include net discrete benefits of zero and $42 million, respectively, and are primarily associated with lapses of statutes of limitations and tax settlements. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At April 30, 2010, our estimate of the annual effective tax rate was 15 percent. The income tax rate for continuing operations was 22.3 percent and 15.7 percent for the three and six months ended April 30, 2010. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., the tax years remain open to Internal Revenue Service (“IRS”) and state audits back to the year 2000. In other major jurisdictions where we conduct business, the tax years generally remain open to audit by local tax authorities back to the year 2003. As a result of audit activities, our disclosure of unrecognized tax benefits as of October 31, 2009 will change significantly during this fiscal year. Furthermore, it is reasonably possible that additional changes to our unrecognized tax benefits could be significant in the next twelve months due to lapses of statutes of limitation and tax audit settlements. As a result of uncertainties regarding the timing of the completion of tax audits in various jurisdictions and their possible outcomes, an estimate of the range of increase or decrease in our unrecognized tax benefits that could occur in the next twelve months cannot be made.

Our U.S. federal income tax returns for 2000 through 2002 and 2003 through 2007 are under audit by the IRS which is normal for taxpayers subject to the IRS’s Large and Mid-Sized Business examination procedures. In August 2007, we received a Revenue Agent’s Report (“RAR”) for 2000 through 2002. The RAR proposed several adjustments to taxable income. We disagreed with most of the proposed adjustments. In order to resolve the disagreements, representatives of Agilent met with the Appeals Office of the IRS.  In April 2010, we reached resolution in principle with the Appeals Office on the last remaining significant proposed adjustment. Tax adjustments resulting from the Appeals Office agreements will be offset with net operating losses from subsequent years and tax credits. Federal deficiency interest for the intervening years is about $13 million, or $8 million net of federal tax benefit.  This $8 million is reflected in our statements of operations.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$331	$287	$667	$594	15%	12%
Net revenue	$334	$298	$674	$607	12%	11%

Life sciences orders for the three and six months ended April 30, 2010 increased 15 percent and 12 percent, respectively, when compared to the same periods last year, fueled by strength in the liquid chromatography (“LC”), microarray, and automation portfolios, along with consumables and services. Our recently released products, such as the 1290 Infinity LC and SureSelect Target Enrichment, performed well. Foreign currency movements for the three and six months ended April 30, 2010 accounted for 4 percentage points in both periods, of the growth in orders when compared to the same periods last year. Geographically, orders grew 20 percent in the Americas, 10 percent in Europe, 5 percent in Japan, and 19 percent in other Asia Pacific for the three months ended April 30, 2010 compared to the same period last year. Orders grew 11 percent in the Americas, 6 percent in Europe, 12 percent in Japan, and 23 percent in other Asia Pacific for the six months ended April 30, 2010 compared to the same period last year.

Life sciences revenues for the three and six months ended April 30, 2010 grew 12 percent and 11 percent, respectively, when compared to the same periods last year, led by growth in the LC and consumables portfolios. Foreign currency movements for the three and six months ended April 30, 2010 accounted for 4 percentage points of the revenue growth in each period compared to the same periods last year. Geographically, revenues grew 9 percent in the Americas, 4 percent in Europe, 27 percent in Japan, and 25 percent in other Asia Pacific for the three months ended April 30, 2010 compared to the same periods last year. Revenues grew 6 percent in the Americas, 6 percent in Europe, 23 percent in Japan, and 26 percent in other Asia Pacific for the six months ended April 30, 2010 compared to the same periods last year.

We saw growth in the academic, government, food, and other applied markets. While the pharmaceutical and biotechnology markets were relatively flat compared to last year, customers showed interest in new biological entity development and technology upgrades. In the academic and government markets, disease quantification proteomics/metabolomics and systems biology research gained more importance in China. Next generation sequencing continues on an aggressive growth path and is receiving funding priority by our customers. We are in a position to address this trend through genomics products, such as the SureSelect Target Enrichment System, which can help our customers improve the cost and process efficiency of next generation sequencing. Our new dedicated life sciences sales channel is also beginning to reap the benefits of penetrating the academic and government markets.  In the food market, food safety testing is increasing due to issues with melamine in milk, bisphenol A in consumer products, as well as other recent incidents.  In addition to food testing, other applied markets such as environmental testing, forensics, and pathogen detection are gaining momentum in solutions such as reagents, assays, and software for data analysis. This presents favorable opportunities for our product portfolios in these areas.

Looking forward, we expect growth in the food, environmental, and industrial markets to accelerate and drive further demand in our LC and liquid chromatography mass spectrometry instruments. In our new life sciences sales channel coverage model, we are specifically adding capabilities to address life science applications expertise. The life sciences business also remains focused on expanding our application portfolio for our customers. We are working to fill the gaps in our capabilities through R&D and product efforts.

With the acquisition of Varian, the life sciences business will have an expanded product portfolio, including complimentary products in liquid chromatography, mass spectrometry, consumables, and new offerings in dissolution testing and magnetic resonance (NMR, MRI). Revenue synergies are expected as result of the new product portfolio, and our ability to offer new applications and solutions to life sciences customers. Cost synergies will result from leveraging our global infrastructure and our purchasing power.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2010	2009	2010	2009	Months	Months
Gross margin	55.0%	54.7%	54.7%	54.6%	—	—
Operating margin	14.2%	14.6%	15.3%	14.4%	—	1	ppt

(in millions)
Research and development	$33	$33	$66	$66	2%	—
Selling, general and administrative	$103	$87	$200	$178	18%	12%

Gross margins for products and services for the three and six months ended April 30, 2010 were relatively flat compared to the same periods last year. For the three and six months ended April 30, 2010, increases in higher variable pay and incentive pay, the wage restoration and shared corporate infrastructure expenses were largely offset by favorable volume impact, currency movements, and product mix.

Research and development expenses increased 2 percent for the three months ended April 30, 2010 compared to the same period last year. These expenses were relatively flat for the six months ended April 30, 2010 compared to the same period last year. The increase in the three months ended April 30, 2010 was due to the impact of the wage restoration and higher variable pay and incentive pay, partially offset by discretionary spending reductions. For the six months ended April 30, 2010, increases due to the impact of the wage restoration and higher variable pay and incentive pay were largely offset by discretionary spending reductions.

Selling, general and administrative expenses for the three and six months ended April 30, 2010 increased 18 percent and 12 percent, respectively, compared to the same periods last year. The increases in the three and six months ended April 30, 2010 were due to higher variable pay and incentive pay, higher commissions, the wage restoration, higher shared corporate infrastructure expenses, higher sales channel costs due to hiring and dedicated life sciences sales channel, partially offset by expense reductions due to a divestiture.

Operating margins for products and services for the three months ended April 30, 2010 were relatively flat compared to the same period last year. Operating margins for products and services for the six months ended April 30, 2010, increased 1 percentage point compared to the same period last year. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2010, increased $4 million and $15 million, respectively, on a corresponding revenue increase of $36 million and $67 million. The resultant year-over-year operating margin incremental was 11 percent and 22 percent for these periods, respectively.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$231	$194	$473	$410	19%	15%
Net revenue	$238	$200	$482	$416	19%	16%

Chemical analysis orders for the three and six months ended April 30, 2010 increased 19 percent and 15 percent, respectively, when compared to the same periods last year, led by solid performance in the gas chromatography mass spectrometry (“GC/MS”), inductively coupled plasma mass spectrometry (“ICP-MS”), and mid-range GC portfolios, along with services and consumables. Growth in the services and support business was driven by good service contract connect rate to instruments, including repair contracts and multi-vendor services. Foreign currency movements for the three and six months ended April 30, 2010 accounted for 5 percentage points each of the growth in orders when compared to the same periods last year. Geographically, orders grew 21 percent in the Americas, 14 percent in Europe, 14 percent in Japan, and 24 percent in other Asia Pacific for the three months ended April 30, 2010 compared to the same period last year. Orders grew 9 percent in the Americas, 11 percent in Europe, 26 percent in Japan, and 21 percent in other Asia Pacific for the six months ended April 30, 2010 compared to the same period last year.

Chemical analysis revenues for the three and six months ended April 30, 2010 increased 19 percent and 16 percent, respectively, when compared to the same periods last year, led by growth in the GC-MS, ICP-MS, and mid-range GC portfolios, along with consumables. Foreign currency movements for the three and six months ended April 30, 2010 accounted for 5 percentage points and 3 percentage points, respectively, of the revenue growth compared to the same periods last year. Geographically, revenues grew 10 percent in the Americas, 8 percent in Europe, 46 percent in Japan, and 28 percent in other Asia Pacific for the three months ended April 30, 2010 compared to the same period last year. Revenues grew 3 percent in the Americas, 14 percent in Europe, 33 percent in Japan, and 26 percent in other Asia Pacific for the six months ended April 30, 2010 compared to the same periods last year.

We saw growth in the petrochemical, food, forensics, and environmental markets. The hydrocarbon processing industry within the petrochemical market is slowly recovering from the recession in most regions except Europe. China continues to execute its energy plan by building new downstream refining plants so growth remains strong in the region. The food market continues to remain robust especially in Europe and Asia Pacific, with growth in China fueled by demand in new regulations. The food market in the Americas continues to show significant strength with purchases of high end GC/MS products even in the absence of legislative mandates.  In the environmental and forensics markets, global contract environment testing labs are cautious with capital budgets.  However, European directives are driving investments in water quality analysis and waste water management. Also, spending in support of doping control for national and international sporting events remains strong.

Looking forward, we look to strengthen our core business and drive growth. We will strengthen our core business to extend our gas phase leadership by expanding our mid-range GC portfolio to meet customers’ needs. We will drive growth by focusing on the emerging food market and growth opportunities in China. With solid customer acceptance, recent new product introductions in the GC/MS and ICP-MS portfolios continue to drive good growth in food and environmental applications. We will also expand our high-end mass spectrometry portfolio and consumables business.

With the acquisition of Varian, the chemical analysis product portfolio will include new offerings in spectroscopy and vacuum technologies, complimentary mass spectrometry products, and an expanded consumables portfolio. Revenue synergies are expected as result of the new product portfolio and broader customer and geographic reach. Cost synergies will result from leveraging our global infrastructure and our purchasing power.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2010	2009	2010	2009	Months		Months
Gross margin	54.5%	53.2%	54.8%	54.2%	1	ppt	1	ppt
Operating margin	23.9%	22.7%	25.7%	24.5%	1	ppt	1	ppt

(in millions)
Research and development	$14	$13	$27	$26	7%		2%
Selling, general and administrative	$59	$48	$113	$97	23%		16%

Gross margins for products and services for the three and six months ended April 30, 2010 increased 1 percentage point each compared to the same periods last year. The increases in the three and six months ended April 30, 2010 were due to favorable volume impact, currency movements, and product mix partially offset by higher variable pay and incentive pay, the wage restoration, and higher shared corporate infrastructure expenses.

Research and development expenses for the three and six months ended April 30, 2010 increased 7 percent and 2 percent, respectively, compared to the same period last year. The increases in the three and six months ended April 30, 2010 were due to the impact of the wage restoration and higher variable pay and incentive pay, partially offset by discretionary spending reductions.

Selling, general and administrative expenses for the three and six months ended April 30, 2010 increased 23 percent and 16 percent, respectively, compared to the same periods last year. The increases in the three and six months ended April 30, 2010 were due to higher variable pay and incentive pay, shared corporate infrastructure expenses, commissions and sales expenses, increased marketing program expenses, the wage restoration and wage increases.

Operating margins for products and services for the three and six months ended April 30, 2010, increased 1 percentage point each compared to the same periods last year. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2010, increased $12 million and $22 million, respectively, on a corresponding revenue increase of $38 million and $66 million. The resultant year-over-year operating margin incremental was 32 percent and 33 percent for these periods, respectively.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$784	$545	$1,426	$1,137	44%	25%
Net revenue	$699	$593	$1,328	$1,234	18%	8%

Electronic measurement orders for the three and six months ended April 30, 2010, increased 44 percent and 25 percent, respectively, when compared to the same periods last year.  Foreign currency movements accounted for 2 percentage points of the year-over-year growth for the three and six months ended April 30, 2010.  Improvement in economic conditions, particularly in the computer and semiconductor markets contributed to a relatively strong year-over-year growth.  Orders increased in all regions year-over-year for the three months ended April 30, 2010, growing 41 percent in the Americas, 39 percent in Europe, 26 percent in Japan, and 63 percent in other Asia Pacific.  For the six months ended April 30, 2010, orders in Americas grew 20 percent, Europe grew 22 percent, Japan was 8 percent higher, and other Asia Pacific increased 48 percent compared to the same period last year.

Electronic measurement revenues for the three and six months ended April 30, 2010, increased 18 percent and 8 percent, respectively, when compared to the same periods last year.  Foreign currency movements accounted for 2 percentage points of the year-over-year growth in the three and six months ended April 30, 2010.  Revenues increased in all regions for the three months ended April 30, 2010, with 16 percent growth year-over-year in the Americas, 17 percent in Europe, 9 percent in Japan, and 26 percent in other Asia Pacific.  For the six months ended April 30, 2010, revenue in the Americas increased 6 percent, Europe increased 6 percent, Japan declined 9 percent, and other Asia Pacific grew 21 percent year-over-year.

General purpose test revenues of $480 million, representing approximately 69 percent of electronic measurement revenues, increased 31 percent for the three months ended April 30, 2010, compared to the same period last year.  For the six months ended April 30, 2010, the general purpose business grew 22 percent year-over-year.  In the three months ended April 30, 2010, strength in computers and semiconductor and other general purpose test business was offset slightly by a decrease in aerospace and defense.  Strength in the computers and semiconductor business reflected increased demand for cell phones, computers, and electronics as consumer spending improved.  Growth in other general purpose test markets reflected more technology related spending that outpaced overall economic growth.  Aerospace and defense business reflected some slowing in the U.S. market although the focus on information management, with faster growth in surveillance and intelligence, remains an ongoing trend.

Communications test revenues of $219 million, representing approximately 31 percent of electronic measurement revenues, declined 3 percent compared to the same period last year.  For the six months ended April 30, 2010, the communications business declined 14 percent year-over-year. Improvement in wireless manufacturing in the three months ended April 30, 2010, was offset by declines in wireless R&D and other communications test.  Wireless manufacturing business improved due to strong demand for Smartphones, some expansion of handset manufacturing in Asia Pacific, and improvement in base station related spending.  Wireless R&D decreased year-over-year but experienced sequential growth as market conditions improved with targeted investments for high data rate applications, particularly long-term evolution (an emerging wireless standard).  Capital spending remains limited in the other communications test submarkets offset by modest improvement year-over-year in electronic design application business.

Looking forward, we expect the market recovery in electronics measurement to continue with sustained momentum in our general purpose test business and improvement in communications test.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2010	2009	2010	2009	Months		Months
Gross margin	58.8%	50.4%	58.1%	52.3%	8	ppts	6	ppts
Operating margin	14.2%	(3.7)%	11.9%	(2.3)%	18	ppts	14	ppts

(in millions)
Research and development	$101	$106	$201	$224	(5)%		(10)%
Selling, general and administrative	$210	$215	$412	$449	(2)%		(8)%

Gross margins for products and services for the three and six months ended April 30, 2010, increased 8 percentage points and 6 percentage points, respectively, compared to the same periods last year.  Volume-adjusted gross margins for the three months and six months ended April 30, 2010, improved 6 percentage points and 5 percentage points, respectively, as expense reductions from our restructuring plan, favorable currency, and lower infrastructure costs offset the unfavorable impact of the wage restoration and higher variable pay and incentive pay.

Research and development expenses for the three and six months ended April 30, 2010, decreased 5 percent and 10 percent, respectively, compared to the same periods last year.  This decline was driven by savings from our restructuring plan and lower infrastructure costs offset by the wage restoration, higher variable pay and incentive pay, and the unfavorable impact of currency movement.

Selling, general and administrative expenses for the three and six months ended April 30, 2010, decreased 2 percent and 8 percent, respectively, compared to the same periods last year.  Year-over-year reductions in SG&A were similar to R&D and driven by savings from restructuring programs and lower infrastructure costs, which were offset by the wage restoration, higher variable pay and incentive pay, higher commissions, and the unfavorable impact of currency movements.

Operating margins for products and services for the three and six months ended April 30, 2010, increased 18 percentage points and 14 percentage points, respectively, compared to the same periods last year.  The margin improvements resulting from higher volume, savings from our restructuring plan, and lower infrastructure costs were partially offset by the wage restoration, higher variable pay and incentive pay, higher commissions, and unfavorable year-over-year impact of currency movement on operating expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2010, increased $122 million and $186 million, respectively, on a corresponding revenue increase of $106 million and $94 million.  The resultant year-over-year operating margin incremental of 115 percent and 198 percent for these periods, respectively, is expected to moderate going forward as compares are made against improved prior period results.

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

Our financial position as of April 30, 2010 consisted of cash and cash equivalents of $2,646 million as compared to $2,479 million as of October 31, 2009.

On May 14, 2010, we completed our acquisition of Varian and paid out approximately $1.5 billion in cash. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock and the cashing out of vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, performance shares, at 100 percent of target and director’s stock units, were also paid out at $52 per share. Varian’s cash acquired at completion of the acquisition was approximately $225 million. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash.

We currently hold $1.5 billion of short-term debt repayable on January 27, 2011. We are currently considering a number of options to extend, reduce or eliminate the short-term debt.

On May 1, 2010, we completed the sale of the NSD of our electronic measurement business to JDSU. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We anticipate recording a significant gain on the sale of NSD in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $255 million for the six months ended April 30, 2010 compared to cash provided of $154 million for the same period in 2009. In the six months ended April 30, 2010, we paid approximately $53 million under our variable pay programs, as compared to $109 million paid out during the same period of 2009. We paid approximately $26 million in taxes in the six months ended April 30, 2010 as compared to $58 million in the same period in 2009.

In the six months ended April 30, 2010, accounts receivable used cash of $93 million compared to cash provided of $203 million for the same period in 2009. Agilent revenues increased by approximately 10 percent in the six months ended April 30, 2010 as compared to the same period in 2009. Days’ sales outstanding at 47 days as of April 30, 2010 remained the same compared with a year ago. Accounts payable provided cash of $55 million for the six months ended April 30, 2010 compared to cash used of $58 million in the same period in 2009. Cash used for inventory was $17 million for the six months ended April 30, 2010 compared to cash provided of $13 million for the same period in 2009. Inventory days on-hand decreased to 88 days as of April 30, 2010 compared to 98 days as of the end of the same period last year.

We contributed approximately $54 million to our defined benefit plans in the first six months of 2010 compared to $69 million in the same period of 2009. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $30 million to our defined benefit plans during the remainder of 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $33 million for the six months ended April 30, 2010 compared to cash used of $28 million for the same period of 2009. Investments in property, plant and equipment were $54 million for the six months ended April 30, 2010 compared to $68 million in the same period of 2009. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $128 million for 2009. In the six months ended April 30, 2010 there were $12 million of business acquisitions and intangible assets, compared to $2 million invested during the same period of 2009. In the six months ended April 30, 2010, restricted cash and cash equivalents increased by $4 million compared to an increase of $10 million during the same period in 2009.  Proceeds from a divestiture were $20 million in the six months ending April 30, 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2010 was $56 million compared to cash used of $130 million in 2009.

On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 we paid off this debt completely.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the six months ended April 30, 2010 we repurchased 8 million shares for $265 million using settlement date calculation.

We currently hold $1.5 billion of short-term debt which was refinanced and the repayment date was extended to January 27, 2011. We are currently considering a number of options to extend, reduce or eliminate the short-term debt.

As of April 30, 2010, we had approximately $2.6 billion of unrestricted cash and $1.6 billion of restricted cash. Our unrestricted cash was used to fund the acquisition of Varian and the residual amount of unrestricted cash and restricted cash could be used to repurchase or redeem the debt mentioned above. However, most of this cash is held overseas and would need to be repatriated to the U.S. in order to be used to satisfy the repurchase obligation. Repatriation could result in additional U.S. federal and state income tax payments in future years.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2010 the company has no borrowings outstanding under the facility.

On August 17, 2009 the credit facility agreement was amended to provide additional financing flexibility in advance of the acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, May 14, 2010, to be excluded from the leverage ratio covenant until March 1, 2011. It also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”)), that we are permitted to incur.

On September 9, 2009, Agilent Technologies, Inc. entered into an underwriting agreement with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC. Pursuant to the underwriting agreement, Agilent issued an aggregate principal amount of $250 million in senior notes (the “2012 notes”). The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010. Agilent also issued an aggregate principal amount of $500 million in senior notes (the “2015 notes”). These senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010. Upon the closing of the offering of the 2012 and 2015 notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar London inter-bank offered rate (“LIBOR”) plus 257.6 basis points and 253 basis points with respect to the 2012 and 2015 notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate.

Other

There were no other substantial changes from our 2009 Annual Report on Form 10-K to our contractual commitments in the first six months of 2010. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $365 million and $418 million of taxes payable as of April 30, 2010 and October 31, 2009, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent and 62 percent of our revenues were generated in U.S. dollars during the second quarter of 2010 and 2009, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2010 the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in February 2010, Danaher Corporation completed its acquisition of the Life Sciences Instrumentation Businesses from MDS Inc. and Life Technologies Corp. Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2009, we completed a number of acquisitions and divestitures. In May 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division.  As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

If we do not achieve the contemplated benefits of our acquisition of Varian, Inc., our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition of Varian. The acquisition involves the integration of Varian with the rest of our company. If we cannot successfully integrate Varian’s operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

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

As part of our acquisition of Varian, we assumed the liabilities of Varian, including Varian’s costs and potential liabilities for environmental matters.  One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. (“VSEA”) (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. (“VMS”)) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. (“VAI”) and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the “CERCLA sites”). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

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

At the end of our second quarter in fiscal 2010, we had cash and cash equivalents of approximately $2.6 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of April 30, 2010, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

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

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we completed a like-kind exchange by acquiring a long-term leasehold interest in several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. We contracted with a third party to provide credit protection for certain aspects of the transaction, including a future bankruptcy of the municipality. The current third party insurer is a subsidiary of American International Group Inc. (“AIG”) which experienced a credit rating downgrade by Moody’s and Standard & Poor’s and has been the recipient of U.S federal government sponsored loans. If the municipality was to become insolvent and the credit support on the transaction was to fail, our results of operations, financial condition and liquidity could be adversely affected.

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

If tax incentives change or cease to be in effect, our income taxes could increase significantly.

Agilent benefits from tax incentives extended to its foreign subsidiaries to encourage investment or employment. Several jurisdictions including Singapore, Malaysia and Switzerland have granted Agilent tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment, or specific types of income.  Agilent’s taxes could increase if the incentives are not renewed upon expiration. If Agilent cannot or does not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized.  As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2010 through Feb. 28, 2010	817,000	$30.83	817,000	$	NA
Mar. 1, 2010 through Mar. 31, 2010	2,043,700	$33.56	2,043,700	$	NA
Apr. 1, 2010 through Apr. 30, 2010	1,850,000	$35.15	1,850,000	$	NA
Total	4,710,700	$33.71	4,710,700	$	NA

(1)

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

Dated: June 7, 2010	By:	/s/ Didier Hirsch
Didier Hirsch
Vice President, Corporate Controllership and Tax and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 10.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document*

101.SCH XBRL	Schema Document*

101.CAL XBRL	Calculation Linkbase Document*

101.LAB XBRL	Labels Linkbase Document*

101.PRE XBRL	Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”