Form 10-Q
period 2010-07-31
AGILENT TECHNOLOGIES INC
filed 2010-09-07
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2010
COMMON STOCK, $0.01 PAR VALUE	346,370,351 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net revenue:
Products	$1,147	$835	$3,152	$2,636
Services and other	237	222	716	678
Total net revenue	1,384	1,057	3,868	3,314
Costs and expenses:
Cost of products	527	395	1,379	1,284
Cost of services and other	132	123	393	372
Total costs	659	518	1,772	1,656
Research and development	154	153	453	492
Selling, general and administrative	456	387	1,280	1,190
Total costs and expenses	1,269	1,058	3,505	3,338
Income (loss) from operations	115	(1)	363	(24)
Interest income	3	5	9	25
Interest expense	(24)	(21)	(69)	(67)
Gain on sale of network solutions division, net	127	—	127	—
Other income (expense), net	6	(24)	19	(6)
Income (loss) before taxes	227	(41)	449	(72)
Provision (benefit) for income taxes	22	(22)	57	(16)
Net income (loss)	$205	$(19)	$392	$(56)

Net income (loss) per share — basic:	$0.59	$(0.06)	$1.13	$(0.16)
Net income (loss) per share — diluted:	$0.58	$(0.06)	$1.11	$(0.16)

Weighted average shares used in computing net income (loss) per share:
Basic	347	345	348	347
Diluted	352	345	352	347

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,317	$2,479
Short-term restricted cash and cash equivalents	1,551	—
Short-term investments	—	14
Accounts receivable, net	790	595
Inventory	688	552
Other current assets	389	321
Total current assets	5,735	3,961
Property, plant and equipment, net	957	845
Goodwill	1,399	655
Other intangible assets, net	513	167
Long-term restricted cash and cash equivalents	11	1,566
Long-term investments	136	163
Other assets	349	255
Total assets	$9,100	$7,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$459	$307
Employee compensation and benefits	315	336
Deferred revenue	331	285
Short-term debt	1,501	1
Other accrued liabilities	311	194
Total current liabilities	2,917	1,123
Long-term debt	2,177	2,904
Retirement and post-retirement benefits	497	498
Other long-term liabilities	699	573
Total liabilities	6,290	5,098
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 577 million shares at July 31, 2010 and 566 million shares at October 31, 2009, issued	6	6
Treasury stock at cost; 231 million shares at July 31, 2010 and 220 million shares at October 31, 2009	(7,986)	(7,627)
Additional paid-in-capital	7,855	7,552
Retained earnings	3,152	2,760
Accumulated other comprehensive loss	(225)	(185)
Total stockholder’s equity	2,802	2,506
Non-controlling interest	8	8
Total equity	2,810	2,514
Total liabilities and equity	$9,100	$7,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$392	$(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	135	122
Share-based compensation	51	56
Deferred taxes	(27)	14
Excess and obsolete and inventory-related charges	21	49
Asset impairment charges	20	37
Net pension curtailment gains	—	(13)
Net loss/(gain) on sale of assets and divestitures	(124)	23
Allowance for doubtful accounts	—	4
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	(109)	243
Inventory	(22)	37
Accounts payable	85	(63)
Employee compensation and benefits	(54)	(140)
Interest rate swap proceeds	—	43
Other assets and liabilities	(23)	(160)
Net cash provided by operating activities	345	195
Cash flows from investing activities:
Investments in property, plant and equipment	(87)	(98)
Proceeds from sale of property, plant and equipment	7	—
Purchase of investments	—	(30)
Proceeds from sale of investments	38	81
Proceeds from divestiture, net of cash divested	216	1
Acquisitions of businesses and intangible assets, net of cash acquired	(1,310)	(2)
Change in restricted cash and cash equivalents, net	5	14
Net cash used in investing activities	(1,131)	(34)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	264	53
Repayment of long-term debt	(29)	—
Proceeds from revolving credit facility	—	325
Repayment of revolving credit facility	—	(325)
Issuance of senior notes	747	—
Debt issuance cost	(5)	—
Treasury stock repurchases	(359)	(157)
Net cash provided by (used in) financing activities	618	(104)

Effect of exchange rate movements	6	17

Net increase (decrease) in cash and cash equivalents	(162)	74

Cash and cash equivalents at beginning of period	2,479	1,405
Cash and cash equivalents at end of period	$2,317	$1,479

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

Acquisition of Varian, Inc. On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”), a leading supplier of scientific instrumentation and associated consumables for life science and chemical analysis market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director’s stock units were also paid at $52 per share. As part of the European Commission’s merger approval and the Federal Trade Commission consent order, Agilent had previously committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. On May 19, 2010 we completed the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business, the ICP-MS business and the Agilent micro GC business for approximately $42 million subject to post-closing adjustments. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent’s consolidated financial statements from the date of merger. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, “Acquisition of Varian”.

Sale of Network Solutions Division. On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We recorded a net gain on the sale of NSD of $127 million in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products. The results of operations of NSD were not significant to the income from operations of Agilent for the three and nine months ended July 31, 2010.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our current report on Form 8-K, dated July 13, 2010 and our 2009 Annual Report on Form 10-K dated December 21, 2009.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2010 and October 31, 2009, condensed consolidated statement of operations for the three and nine months ended July 31, 2010 and 2009, and condensed consolidated statement of cash flows for the nine months ended July 31, 2010 and 2009.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges, and accounting for income taxes.

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

Fair Value of Financial Instruments.  The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our long-term debt approximates the carrying value. The fair value of foreign currency and interest rate contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

Goodwill and Purchased Intangible Assets.  We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the authoritative guidance. The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more-likely-than-not that we would fail the first step of the goodwill impairment test (as described in the next paragraph): significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

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

For the nine months ended July 31, 2010, no impairments of goodwill were recorded.

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

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, in-process R&D, backlog, trademarks, and customer relationships and is amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years.

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

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. We do not expect a material impact on our consolidated financial statements when we adopt the guidance for level 3 activity.  See Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

3. ACQUISITION OF VARIAN

On May 14, 2010, we completed the previously announced acquisition of Varian through the merger of Varian and Cobalt Acquisition Corp., a direct wholly-owned subsidiary of Agilent (the “Purchaser”) under the Merger Agreement, dated July 26, 2009. As a result of the merger, Varian has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Varian are included in Agilent’s consolidated financial statements from the date of the merger. For the period from May 15, 2010 to July 31, 2010, Varian’s net revenue was $135 million.

The consideration paid was approximately $1,507 million, comprising $52 cash per share of Varian’s outstanding common stock. We also paid $17 million to acquire Varian’s vested in-the money stock options at $52 cash per share less their exercise price. In addition we paid $12 million for Varian’s non-vested in-the-money stock options at $52 cash per share less their exercise price, Varian’s non-vested restricted stock awards and non-vested performance shares, at 100 percent of target each at $52 cash per share. In accordance with the authoritative accounting guidance, settlement of the non-vested awards is considered to be for the performance of post combination services and is therefore stock-based compensation expensed immediately after acquisition. Agilent funded the acquisition using the proceeds from our September 2009 offering of senior notes and other existing cash.

The Varian merger was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Varian’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $138 million was established as a deferred tax liability for the future amortization of these intangibles.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 14, 2010 (in millions):

Cash and cash equivalents	$226
Accounts receivable	138
Inventories	170
Other current assets	83
Property, plant and equipment	132
Intangible assets	419
Other assets	32
Goodwill	780
Total assets acquired	1,980
Accounts payable	(65)
Employee compensation and benefits	(45)
Deferred revenue	(30)
Other accrued liabilities	(71)
Long-term debt	(15)
Retirement and post-retirement benefits	(18)
Other long-term liabilities	(212)
Net assets acquired	$1,524

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities.

The fair values for acquired inventory, property, plant and equipment, intangible assets retirement and post-retirement benefits, and deferred revenue were determined with the assistance of valuations performed by independent valuation specialists.

The fair values of certain other assets, long-term debt, and certain other long-term liabilities were determined internally using discounted cash flow analyses and estimates made by management.

The company has completed the majority of its business combination accounting as of May 14, 2010 and expects to substantially complete the remainder in the fourth quarter of 2010. Final determination of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the Varian acquisition were as follows (in millions):

	Fair Value	Estimated Useful Life

Developed product technology	$222	1-7 yrs
Customer relationships	158	2-10 yrs
Tradenames and trademarks	10	1.5 yrs
Order backlog	9	0.5-1 yr
Total intangible assets subject to amortization	399
In-process research and development	20
Total intangible assets	$419

Acquisition and integration costs directly related to the Varian merger totaled $50 million and $77 million for the three and nine months ended July 31, 2010 and were substantially recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Varian had been included in the company’s condensed consolidated statements of operations as of the beginning of the fiscal years presented (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net revenue	$1,413	$1,248	$4,292	$3,900
Net income (loss)	$248	$(30)	$338	$(197)
Net income (loss) per share — basic	$0.71	$(0.09)	$0.97	$(0.57)
Net income (loss) per share — diluted	$0.70	$(0.09)	$0.96	$(0.57)

The pro forma financial information assumes that the companies were combined as of November 1, 2009 and 2008 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, reduction in revenue and increase in cost of sales due to the respective estimated fair value adjustments to deferred revenue and inventory, decrease to interest income for cash used in the acquisition, increase in interest expense associated with debt issue to fund the acquisition, acquisition related transaction costs and tax related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010 and 2009.

The unaudited pro forma financial information for the three months ended July 31, 2010 combine the historical results of Agilent and Varian for the three months ended July 31, 2010.  The unaudited pro forma financial information for the nine months ended July 31, 2010 combine the historical results of Agilent for the nine months ended July 31, 2010 (which include Varian after the acquisition date) and the historical results of Varian for the six months ended April 2, 2010 and the three months ended July 31, 2010.

The unaudited pro forma financial information for the three and nine months ended July 31, 2009 combine the historical results of Agilent for the three and nine months ended July 31, 2009 and the historical results for Varian for the three and nine months ended July 3, 2009 (due to differences in reporting periods).

4. SHARE-BASED COMPENSATION

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$3	$3	$11	$11
Research and development	2	3	8	9
Selling, general and administrative	8	11	32	36
Total share-based compensation expense	$13	$17	$51	$56

The incremental expense for the acceleration of share-based compensation related to the announced workforce reduction plan was immaterial and $2 million for three months and nine months ended July 31, 2010, respectively, as compared to $1 million and $4 million for the same periods last year. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vest. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled. In addition, during the nine months ended July 31, 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

At July 31, 2010 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and nine months ended July 31, 2010 and 2009.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Stock Option Plans:
Weighted average risk-free interest rate	2.1%	—	2.2%	2.3%
Dividend yield	0%	—	0%	0%
Weighted average volatility	36%	—	37%	32%
Expected life	4.4 yrs	—	4.4 yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	39%	33%	39%	33%
Volatility of selected peer-company shares	20%-80%	18%-62%	20%-80%	17%-62%
Price-wise correlation with selected peers	53%	36%	53%	35%

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

5. PROVISION FOR INCOME TAXES

For the three and nine months ended July 31, 2010, we recorded an income tax provision of $22  million and $57 million, respectively, compared to an income tax benefit of $22 million and $16 million, respectively, for the same periods last year. The income tax provision for the three and nine months ended July 31, 2010 includes a discrete tax expense netting to zero and $3 million, respectively. The net discrete expense relates primarily to tax settlements and lapses of statutes of limitation. The income tax benefits for the three and nine months ended July 31, 2009 include net discrete benefits of $25 million and $67 million, respectively, and are primarily associated with valuation allowance adjustments based on changes in other comprehensive income, lapses of statutes of limitation and tax settlements. Without considering interest and penalties, the expense reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

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

Subsequent to July 31, 2010 Agilent and the IRS agreed to various adjustments to its U.S. federal income tax returns 2000-2002. In the aggregate, these adjustments will have no material impact to our statement of operations.

6. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in millions)
Numerator:
Net income (loss)	$205	$(19)	$392	$(56)
Denominators:
Basic weighted-average shares	347	345	348	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	5	—	4	—
Diluted weighted-average shares	352	345	352	347

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Options to purchase shares of common stock (in millions)	11	30	11	32
Weighted-average exercise price	$34	$30	$34	$29
Average common stock price	$31	$20	$31	$18

7. INVENTORY

	July 31, 2010	October 31, 2009
	(in millions)
Finished goods	$318	$285
Purchased parts and fabricated assemblies	370	267
Inventory	$688	$552

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2010:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2009	$123	$151	$381	$655
Foreign currency translation impact	(2)	(6)	3	(5)
Divestitures	(1)	(22)	(13)	(36)
Goodwill arising from acquisitions	179	601	5	785
Goodwill as of July 31, 2010	$299	$724	$376	$1,399

The components of other intangibles as of July 31, 2010 and October 31, 2009 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2009:
Purchased technology	$281	$170	$111
Trademark/Tradename	32	6	26
Customer relationships	85	55	30
Total	$398	$231	$167
As of July 31, 2010:
Purchased technology	$469	$171	$298
In-Process R&D	20	—	20
Backlog	9	3	6
Trademark/Tradename	39	11	28
Customer relationships	235	74	161
Total	$772	$259	$513

During the three and nine months ended July 31, 2010, we recorded additions to goodwill of $780 million and $785 million, respectively, primarily due to the Varian acquisition. During the three and nine months ended July 31, 2010, we reduced goodwill due to divestitures by $35 million and $36 million, respectively.  During the three and nine months ended July 31, 2010, we recorded additions to other intangibles of $419 million and $421 million, respectively, primarily due to the Varian acquisition. The additions during the three months ended July 31, 2010 included $20 million of in-process R&D due to the Varian acquisition. During the nine months ended July 31, 2010 we also reduced other intangibles by $25 million including $12 million in impairments related to a divestiture.  See Note 3 for additional disclosures relating to the Varian acquisition.

Amortization of intangible assets was $27 million and $46 million for the three and nine months ended July 31, 2010 and $11 million and $34 million for the same periods in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $31 million for the remainder of 2010 , $104 million for 2011, $84 million for 2012, $68 million for 2013, $60 million for 2014, $49 million for 2015, and $117 million thereafter.

9. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 were as follows:

		Fair Value Measurement at July 31, 2010 Using
	July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,438	$1,438	$—	$—
Derivative instruments (foreign exchange contracts)	34	—	34	—
Restricted cash (commercial paper)	1,551	—	1,551	—
Long-term
Trading securities	48	48	—	—
Derivative instruments (interest rate contracts)	47	—	47	—
Available-for-sale investments	11	11	—	—
Total assets measured at fair value	$3,129	$1,497	$1,632	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$63	$—	$63	$—

Our money market funds, trading securities investments, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.  Our commercial paper and deferred compensation liability are classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity. Realized gains and losses from the sale of these instruments are recorded in net income.

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Balance, beginning of period	$1	$13	$6	$19
Realized losses related to amortization of premium	—	—	(1)	(2)
Realized losses related to investment impairments	—	—	—	(4)
Sales	(1)	—	(3)	(6)
Transfers into level 3	—	—	—	6
Transfers out of level 3	—	(6)	(2)	(6)
Balance, end of period	$—	$7	$—	$7
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$—	$(1)	$(2)

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other-than-temporary impairments for investments for the three months and nine months ended July 31, 2010 and we recognized $1 million and $9 million of other than temporary impairments for investments for the three and nine months ended July 31, 2009, respectively. Fair values for the impaired investments in the three and nine months ended July 31, 2009 were measured using both level 2 and level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Impairment of Long-Lived Assets. There were no impairments of long-lived assets held and used during the three months ended July 31, 2010. Long-lived assets held and used with a carrying amount of $29 million were written down to their fair value of $23 million, resulting in an impairment charge of $6 million, which was included in net income for the nine months ended July 31, 2010. Impairments of long-lived assets held for sale were zero for the three months ended July 31, 2010. Long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $16 million, resulting in an impairment charge of $14 million, which was included in net income for the nine months ended July 31, 2010. Fair values for the impaired long-lived assets were measured using level 2 inputs.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

Fair Value Hedges

The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter bank offered rate (“LIBOR”)-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap.  We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the condensed consolidated statement of operations. The fair value of the swaps is recorded on the condensed consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of July 31, 2010, there were 14 interest rate swap contracts designated as fair value hedges associated with our 2012, 2015 and 2020 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $1,250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at July 31, 2010 was $36 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2010, was approximately $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2010.

There were 109 foreign exchange forward contracts and 7 foreign exchange option contracts open as of July 31, 2010 and designated as cash flow hedges. There were 204 foreign exchange forward contracts open as of July 31, 2010 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2010 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(90)	$—	$186
British Pound	(26)	—	154
Swiss Franc	44	—	11
Malaysian Ringgit	47	—	32
Japanese Yen	(91)	(77)	1
Other	(15)	—	(3)
	$(131)	$(77)	$381

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2010 and October 31, 2009 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2010	October 31, 2009	Balance Sheet Location	July 31, 2010	October 31, 2009
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$47	$3	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$12	$8	Other accrued liabilities	$11	$5
Other accrued liabilities	—	—	Other current assets	—	1
	$59	$11		$11	$6
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$22	$8	Other accrued liabilities	$6	$3
Other accrued liabilities	—	—	Other current assets	—	1
	$22	$8		$6	$4

Total derivatives	$81	$19		$17	$10

The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$4	$—	$13	$—
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$(5)	$(2)	$6	$(2)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$3	$(2)	$6	$(21)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(2)	$49	$(25)	$74

The estimated net amount of existing gains at July 31, 2010 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $1 million.

11. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next two years.

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of July 31, 2010, less than 100 employees within electronic measurement are pending termination under the FY 2009 Plan.

Special charges in 2009 related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and inventory on hand written down. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, have caused the value of this inventory to decrease below its cost.

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	35	15	6	—	56
Asset impairments/inventory charges	—	—	(6)	—	(6)
Cash payments	(73)	(9)	—	—	(82)
Balance as of July 31, 2010	$11	$25	$—	$1	$37

The restructuring and other special accruals for all plans, which totaled $37 million at July 31, 2010, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$1	$16	$7	$71
Research and development	1	10	2	31
Selling, general and administrative	4	50	47	108
Total restructuring, asset impairments and other special charges	$6	$76	$56	$210

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2010 and 2009, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost—benefits earned during the period	$10	$8	$7	$8	$1	$1
Interest cost on benefit obligation	7	12	17	17	6	7
Expected return on plan assets	(10)	(10)	(21)	(19)	(5)	(5)
Amortization and deferrals:
Actuarial loss	2	1	8	9	4	1
Prior service cost	(3)	—	(1)	—	(4)	(3)
Net plan costs	6	11	10	15	2	1
Curtailments	—	—	—	—	—	(13)
Total net plan costs	$6	$11	$10	$15	$2	$(12)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost—benefits earned during the period	$30	$23	$23	$24	$3	$3
Interest cost on benefit obligation	21	36	52	49	20	21
Expected return on plan assets	(30)	(29)	(64)	(58)	(15)	(15)
Amortization and deferrals:
Actuarial loss	5	2	28	26	12	3
Prior service cost	(9)	—	(1)	—	(12)	(9)
Net plan costs	17	32	38	41	8	3
Curtailments	—	—	—	—	—	(13)
Total net plan costs	$17	$32	$38	$41	$8	$(10)

We contributed less than $1 million to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended July 31, 2010 and $32 million and $34 million, respectively, for the nine months ended July 31, 2010.  We contributed zero to our U.S. defined benefit plans and $16 million to our non-U.S. defined benefit plans during the three months ended July 31, 2009 and $38 million and $47 million, respectively, for the nine months ended July 31, 2009.  We do not expect to make additional contributions during the remainder of 2010 to our U.S. defined benefit plans.  We expect to contribute $17 million to our non-U.S. defined benefit plans during the remainder of 2010.

For the three months ended July 31, 2009, we recorded a net curtailment gain of $13 million related to our U.S. post retirement benefit plan due to a reduction in workforce.

As of April 30, 2010, due to the anticipated sale of a business and the related reduction in workforce, we recorded an immaterial curtailment loss in one non-U.S. plan and in the three months ended July 31, 2010, due to restructuring actions, we recorded a curtailment resulting in an $8 million reduction in the funded status liability of a non-U.S. plan as required by the authoritative guidance with no impact to the income statement.

13. WARRANTIES

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

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2010	FY 2009
	(in millions)
Beginning balance as of November 1,	$28	$29
Reserve acquired upon close of Varian acquisition	13	—
Accruals for warranties issued during the period	41	33
Changes in estimates	(2)	5
Settlements made during the period	(41)	(39)
Ending balance as of July 31,	$39	$28

14. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2010 the company has no borrowings outstanding under the facility.

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

In September 2008, Agilent and World Trade entered into an agreement (the “Lloyds Related Agreement”) with Lloyds TSB Bank plc (“Lloyds”). Under the Lloyds Related Agreement, on November 17, 2008 (the “Effective Date”), Lloyds accepted the transfer by novation of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement. On the Effective Date, Lloyds paid $1.5 billion to the prior counterparty in consideration of the novation and World Trade’s repurchase obligation was extended to January 27, 2011 (the “Extended Repurchase Date”). World Trade is obligated to make aggregate quarterly payments to Lloyds at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on the Effective Date. We intend to satisfy the financing obligation of World Trade in its entirety upon maturity in January 2011 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

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

Short-Term Restricted Cash & Cash Equivalents

As of July 31, 2010, $1,551 million was reported as short-term restricted cash and cash equivalents in our condensed consolidated balance sheet which is held in commercial paper maintained in connection with our World Trade debt obligation. As of October 31, 2009, $1,555 million of restricted cash and cash equivalents associated with our World Trade debt obligation was reported as long-term in our condensed consolidated balance sheet.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	Discounted Principal	Swap	Total	Discounted Principal	Swap	Total
	July 31, 2010			October 31, 2009
	(in millions)
2012 Senior Notes	$250	$7	$257	$250	$1	$251
2013 Senior Notes	250	—	250	—	—	—
2015 Senior Notes	499	32	531	498	2	500
2017 Senior Notes	598	36	634	598	39	637
2020 Senior Notes	497	8	505	—	—	—
Total	$2,094	$83	$2,177	$1,346	$42	$1,388

2012 Senior Notes

In September 2009, the company issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commencing on January 15, 2011.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at July 31, 2010 was $36 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the senior notes.

2020 Senior Notes

In July 2010, the company issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.54% of their principal amount. The notes will mature on July 15, 2020, and bear interest at a fixed rate of 5.00% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commencing on January 15, 2011.

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $5 million in connection with the 2015 and 2012 senior notes and incurred $5 million in connection with 2013 and 2020 senior notes. These costs were capitalized in other assets on the condensed consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 257.6 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2010, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $39 million and an asset of $8 million on 2020 senior notes with a corresponding increase in carrying value of the senior notes.

Other Debt

On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 the debt was repaid in full.

During the three months ended July 31, 2010, as a result of the Varian acquisition, the company also paid $14 million to satisfy an outstanding term loan of Varian with a U.S. financial institution which had a fixed interest rate of 6.7%. The $14 million payment of the term loan included an early termination fee of $2 million.

16. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss):

	Three Months Ended July 31,
	2010	2009
	(in millions)
Net income (loss)	$205	$(19)
Other comprehensive income:
Change in unrealized gain and loss on investments	(2)	6
Change in unrealized gain and loss on derivative instruments	(5)	(2)
Reclassification of (gains) and losses into earnings related to derivative instruments	(3)	2
Foreign currency translation	11	92
Change in deferred net pension cost	13	(24)
Deferred taxes	—	(27)
Comprehensive income	$219	$28

	Nine Months Ended July 31,
	2010	2009
	(in millions)
Net income (loss)	$392	$(56)
Other comprehensive income:
Change in unrealized gain and loss on investments	2	(4)
Change in unrealized gain and loss on derivative instruments	6	(2)
Reclassification of (gains) and losses into earnings related to derivative instruments	(6)	21
Foreign currency translation	(43)	114
Change in deferred net pension cost	9	(54)
Deferred taxes	(8)	(38)
Comprehensive income (loss)	$352	$(19)

17. STOCK REPURCHASE PROGRAM

On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share repurchase program of up to $2 billion of Agilent’s common stock over the next two years. On March 26, 2009, the company announced that it was suspending its share repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company’s share repurchase program expired upon the termination of its two-year term. No shares were purchased under the November 14, 2007 share repurchase program during the nine months ended July 31, 2010.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three and nine months ended July 31, 2010, we repurchased 3 million shares for $94 million and 11 million shares for $359 million, respectively, using settlement date calculation. All such shares and related costs are held as treasury stock and accounted for using the cost method.

18. SEGMENT INFORMATION

We are a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries. In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises a reportable segment. The three new operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these new operating segments.

The life sciences segment includes DNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems; dissolution testing; magnetic resonance testing; X-ray crystallography; services and support for the aforementioned products.

The chemical analysis segment includes gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry products; spectroscopy products; software and data systems; vacuum pumps and measurement technologies; services and support for the aforementioned products.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, Varian acquisition and integration costs, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliations below.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended July 31, 2010:
Total segment revenue	$374	$329	$692	$1,395
Varian acquisition deferred revenue fair value adjustment	$(10)	$(1)	$—	$(11)
Total net revenue	$364	$328	$692	$1,384
Segment income from operations	$56	$69	$127	$252
Three months ended July 31, 2009:
Total net revenue	$293	$203	$561	$1,057
Segment income (loss) from operations	$39	$52	$(11)	$80

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Nine months ended July 31, 2010:
Total segment revenue	$1,048	$811	$2,020	$3,879
Varian acquisition deferred revenue fair value adjustment	$(10)	$(1)	$—	$(11)
Total net revenue	$1,038	$810	$2,020	$3,868
Segment income from operations	$159	$193	$285	$637
Nine months ended July 31, 2009:
Total net revenue	$900	$619	$1,795	$3,314
Segment income (loss) from operations	$127	$154	$(39)	$242

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Total reportable segments’ income from operations	$252	$80	$637	$242
Restructuring and other related costs	(6)	(70)	(56)	(201)
Asset impairments	—	(11)	(14)	(34)
Intangible amortization	(28)	(11)	(47)	(35)
Transformational programs	(14)	—	(29)	—
Interest income	3	5	9	25
Interest expense	(24)	(21)	(69)	(67)
Gain on sale of network solutions division, net	127	—	127
Other income (expense), net	6	(24)	19	(6)
Varian acquisition and integration costs	(50)	—	(77)	—
Varian acquisition related fair value adjustments	(33)	—	(33)	—
Other	(6)	11	(18)	4
Income (loss) from operations before taxes, as reported	$227	$(41)	$449	$(72)

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of July 31, 2010	$1,493	$1,592	$2,191	$5,276
As of October 31, 2009	$1,019	$463	$2,084	$3,566

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment was separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement. On May 14, 2010, we completed the previously announced acquisition of Varian Inc. (“Varian”) under the Merger Agreement, dated July 26, 2009. As a result of the merger, Varian became a wholly-owned subsidiary of Agilent. Accordingly, the results of Varian are included in Agilent’s consolidated financial statements from the date of the merger.

For the three and nine months ended July 31, 2010 our results showed that we maintained our momentum in our key markets with strong total order and revenue growth compared to the same periods last year.

Total orders for the three and nine months ended July 31, 2010 were $1,491 million and $4,057 million, respectively, an increase of 39 percent and 26 percent, respectively, above the same periods last year. The incremental orders associated with the Varian acquisition less the orders attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 9 percentage points of order growth in the three months ended July 31, 2010 and had no impact on the nine months ended July 31, 2010, compared to the same period last year.

Net revenue of $1,384 million and $3,868 million for the three and nine months ended July 31, 2010, respectively, increased 31 percent and 17 percent, respectively, from the same periods last year. The revenue increase (including an acquisition deferred revenue fair value adjustment) associated with the Varian acquisition less the revenue attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 8 percentage points and 1 percentage point of revenue increase in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Excluding the Varian acquisition, sales of life sciences products into applied and academic and government markets increased strongly and sales into pharmaceutical markets increased modestly in the three and nine months ended July 31, 2010 compared to the same periods in 2009. Excluding the Varian acquisition, almost all end-markets grew across the chemical analysis business in the three and nine months ended July 31, 2010 when compared to the same periods in 2009. Within electronic measurement, general purpose markets continued to strengthen in the three and nine months ended July 31, 2010, compared to the same periods last year with increased performance being led by electronics and semiconductor businesses. Also within electronic measurement, communications test improved in the three months ending July 31, 2010 but was almost flat in the nine months ending July 31, 2010.

Net income for the three and nine months ended July 31, 2010 was $205 million and $392 million, respectively, compared to a loss of $19 million and a loss of $56 million for the corresponding periods last year. In the nine months ended July 31, 2010, we generated $345 million of cash from operations compared with $195 million generated in the same period last year.

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of July 31, 2010, less than 100 employees within electronic measurement are pending termination under the FY 2009 Plan.

On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”), a leading supplier of scientific instrumentation and associated consumables for life science and chemical analysis market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director’s stock units were also paid at $52 per share. As part of the European Commission’s merger approval and the Federal Trade Commission consent order, Agilent had previously committed to sell Varian’s laboratory gas chromatography (“GC”) business; Varian’s triple quadrupole gas chromatography-mass spectrometry (“GC-MS”) business; Varian’s inductively-coupled plasma-mass spectrometry (“ICP-MS”) business; and Agilent’s micro GC business. On May 19, 2010 we completed the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business, the ICP-MS business and the Agilent micro GC business for approximately $42 million subject to post-closing adjustments. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent’s consolidated financial statements from the date of merger. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, “Acquisition of Varian”.

On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We recorded a net gain on the sale of NSD of $127 million in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products. The results of operations of NSD were not significant to the income from operations of Agilent for the three and nine months ended July 31, 2010.

On February 2, 2010, the company sold Hycor Biomedical Inc. to Linden LLC, a Chicago-based healthcare private equity firm.  Hycor is a global manufacturer and marketer of in vitro diagnostics products.

Looking forward, while the economy remains uncertain, we continue to see numerous market opportunities and we believe Agilent is in a strong position to capitalize on them. We remain committed to delivering performance consistent with Agilent’s operating model. We are focused on integrating Varian into Agilent, capturing revenue synergies and driving cost synergies by leveraging Agilent’s operating model.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, investment impairments, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes; certain of which are described below.

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

Goodwill and purchased intangible assets.  Agilent reviews goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of operating segments with similar economic characteristics into our reporting units. For the goodwill impairment test completed during the fourth quarter of 2009 we reviewed the three previous reporting units: electronic measurement, bio-analytical measurement and semiconductor and board test. In the first quarter of 2010, we formed three new operating segments from our existing businesses. The bio-analytical measurement segment separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009. Following this re-organization, Agilent has three businesses — life sciences, chemical analysis and electronic measurement — each of which comprises an operating segment. During 2010 we will assess our three new operating segments for potential impairment of goodwill. For these reporting unit changes, we applied the relative fair value method to determine the impact to the reporting units.

The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more-likely-than-not that we would fail step 1 of the goodwill impairment test: significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

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

There was no impairment of goodwill during the three and nine months ended July 31, 2010 or for the year ended October 31, 2009. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired zero and $14 million of purchased intangibles and fixed assets in the three and nine months ended July 31, 2010, respectively, related to a business which we divested in the second quarter of this year.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At July 31, 2010, we provided partial valuation allowances for our U.S. deferred tax assets and full or partial valuation allowances on certain foreign deferred tax assets. We intend to maintain partial or full valuation allowances until sufficient positive evidence exists to support reversal of a valuation allowance in a given taxing jurisdiction.

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

Restructuring Costs, Asset Impairments and Other Charges

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. We expect workforce reduction payments, primarily severance, to be largely complete by the end of fiscal year 2010. Lease payments should primarily be complete in approximately four years, and payments to suppliers in connection with inventory should be complete by the end of fiscal year 2010. As of July 31, 2010, less than 100 employees within electronic measurement are pending termination under the FY 2009 Plan.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$1,491	$1,071	$4,057	$3,212	39%	26%
Net revenue:
Products	$1,147	$835	$3,152	$2,636	37%	20%
Services and other	237	222	716	678	7%	6%
Total net revenue	$1,384	$1,057	$3,868	$3,314	31%	17%

Total orders for the three and nine months ended July 31, 2010 were $1,491 million and $4,057 million, respectively, an increase of 39 percent and 26 percent, respectively, above the same periods last year. The incremental orders associated with the Varian acquisition less the orders attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 9 percentage points of order growth in the three months ended July 31, 2010 and had no impact on the nine months ended July 31, 2010, compared to the same periods last year. Each of our operating businesses recorded order growth in the three and nine months ended July 31, 2010, with electronic measurement continuing to make a strong recovery.

Net revenue in the three and nine months ended July 31, 2010, was $1,384 million and $3,868 million, respectively, a 31 percent and 17 percent increase over the same periods last year. The revenue increase (including an acquisition deferred revenue fair value adjustment) associated with the Varian acquisition less the revenue attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 8 percentage points and 1 percentage point of revenue increase in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Net revenue from services and other increased 7 percent and 6 percent in three and nine months ended July 31, 2010, respectively, versus a 37 percent and 20 percent increase in product revenues. Excluding the Varian acquisition and our divestitures, service and other revenue increased 5 percent and 6 percent in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		April 30,		Three		Nine
	2010	2009	2010	2009	Months		Months
Total gross margin	52.4%	51.0%	54.2%	50.0%	1	ppts	4	ppts
Operating margin	8.3%	(0.1)%	9.4%	(0.7)%	8	ppts	10	ppts

(in millions)
Research and development	$154	$153	$453	$492	1%		(8)%
Selling, general and administrative	$456	$387	$1,280	$1,190	18%		8%

Total gross margins for the three and nine months ended July 31, 2010 showed a 1 percentage point and a 4 percentage point increase, respectively, compared to the same periods last year. The benefits of business and infrastructure restructuring programs together with favorable volume impacts and currency movements offset the unfavorable impact of wage restoration, higher variable and incentive pay. Operating margins increased 8 percentage points and 10 percentage points for the three and nine months ended July 31, 2010, respectively, compared to the same periods last year.

In January 2009, we implemented wage reductions across the company in response to deteriorating economic conditions. Wages were restored to previous levels for all employees effective November 1, 2009.

Research and development expenses increased 1 percent and decreased 8 percent for the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Increases in expenses due to the Varian acquisition, wage restoration, higher variable and incentive pay and unfavorable currency movements were offset with savings from the restructuring program. We remain committed to invest in research and development by bringing new products to the market, and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 18 percent and 8 percent for the three and nine months ended July 31, 2010, respectively, compared to the same period last year. Increased expenditure in the three and nine months ended July 31, 2010 was due to the impact of the Varian acquisition, higher variable pay and incentive pay and the wage restoration.

At July 31, 2010, our headcount was approximately 18,500 as compared to approximately 17,900 at July 31, 2009. The increase in headcount includes approximately 3,200 Varian employees and is net of the impact of our divestitures and restructuring.

Global Infrastructure Organization

Our global infrastructure organization (“GIO”) remains a key component of our operating model. GIO, which includes IT, workplace services, human resources, legal and other corporate functions, has significantly reduced its cost structure over the past year. We will continue to efficiently manage and leverage our infrastructure resources to support our businesses, integrate acquisitions and complete our divestitures in the coming year.

Provision for Income Taxes

For the three and nine months ended July 31, 2010, we recorded an income tax provision of $ 22 million and $57 million, respectively, compared to an income tax benefit of $22 million and $16 million, respectively, for the same periods last year. The income tax provision for the three and nine months ended July 31, 2010 includes a discrete tax expense netting to zero and $3 million, respectively. The net discrete expense relates primarily to tax settlements and lapses of statutes of limitation. The income tax benefits for the three and nine months ended July 31, 2009 include net discrete benefits of $25 million and $67 million, respectively, and are primarily associated with valuation allowance adjustments based on changes in other comprehensive income, lapses of statutes of limitation and tax settlements. Without considering interest and penalties, the tax expense reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support the reversal of the valuation allowances.

At July 31, 2010, our estimate of the annual effective tax rate was 13 percent. The income tax rate for continuing operations was 9.8 percent and 12.7 percent for the three and nine months ended July 31, 2010. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

Subsequent to July 31, 2010 Agilent and the IRS agreed to various adjustments to its U.S. federal income tax returns 2000-2002. In the aggregate, these adjustments will have no material impact to our statement of operations.

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

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems; dissolution testing; magnetic resonance testing; X-ray crystallography; services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$391	$288	$1,058	$882	36%	20%
Net revenue	$374	$293	$1,048	$900	28%	16%

Life sciences orders for the three and nine months ended July 31, 2010 increased 36 percent and 20 percent, respectively, when compared to the same periods last year.  The incremental orders associated with the Varian acquisition less the orders attributable to our recent Hycor divestiture accounted for 15 percentage points and 4 percentage points of order growth in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Order results were led by strength in the liquid chromatography (“LC”), microarray, and automation portfolios, along with consumables and services.  We saw solid performance in our relatively new products, such as the SureSelect Target Enrichment System and 1290 Infinity LC, further supplemented by the recent release of the 1260 Infinity Binary LC.  Growth in consumables was especially driven by sales of LC columns.  Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, orders grew 19 percent in the Americas, 6 percent in Europe, 11 percent in Japan, and 49 percent in other Asia Pacific for the three months ended July 31, 2010 compared to the same period last year.  Excluding the impact of the Varian acquisition and the Hycor divestiture, orders grew 16 percent in the Americas, 6 percent in Europe, 12 percent in Japan, and 32 percent in other Asia Pacific for the nine months ended July 31, 2010 compared to the same period last year.

Life sciences revenues for the three and nine months ended July 31, 2010 grew 28 percent and 16 percent, respectively, when compared to the same periods last year.  The incremental revenue associated with the Varian acquisition less the revenue attributable to our recent Hycor divestiture accounted for 13 percentage points and 3 percentage points of revenue growth in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Revenue growth was led by the LC and consumables portfolios.  Foreign currency movements for the three and nine months ended July 31, 2010 had an unfavorable currency impact of 1 percentage point and favorable impact of 3 percentage points of the growth in revenues, respectively, when compared to the same periods last year.  Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, revenues grew 10 percent in the Americas, 13 percent in Europe, 14 percent in Japan, and 26 percent in other Asia Pacific for the three months ended July 31, 2010 compared to the same period last year.  Excluding the impact of the Varian acquisition and the Hycor divestiture, revenues grew 9 percent in the Americas, 9 percent in Europe, 19 percent in Japan, and 25 percent in other Asia Pacific for the nine months ended July 31, 2010 compared to the same period last year.

Life sciences basic research and human disease research will continue to be a major focus of both the public and private sectors with consistent funding, as populations are aging.  We saw growth in the academic, government, food, and other applied markets, and a slow rebound in the pharmaceutical market, with a continued emphasis on new biological entities.  Governments are investing in improving testing capabilities, with growing demand for LC and liquid chromatography mass spectrometry (“LC-MS”) technology, along with consumables.  In the research space, demand of life science application solutions (genomics, metabolomics, and proteomics) is sustained.  In the food market, continued growth is fueled by constant demand and interest in food safety.  In addition to food testing, other applied markets such as environmental testing, forensics, and pathogen detection are gaining momentum.  Next generation sequencing continues on an aggressive growth path and is receiving funding priority by our customers.  We are in a position to address this trend through genomics products, such as the SureSelect Target Enrichment System, which can help our customers improve the cost and process efficiency of next generation sequencing.

Looking forward, we expect growth in the food, academic, and government markets to accelerate and drive further demand in our LC and LC-MS instruments.  In our life sciences sales channel coverage model, we are specifically adding capabilities to address life science applications expertise.  The life sciences business also remains focused on expanding our application portfolio for our customers.  We are working to fill the gaps in our capabilities through R&D and product efforts.

In addition, our strategic focus is to ensure the successful integration of Varian.  With the acquisition of Varian, the life sciences business now has an expanded product portfolio, including complimentary products in liquid chromatography, mass spectrometry, consumables, and new offerings in dissolution testing, and magnetic resonance (NMR, MRI).  Revenue synergies are expected as result of the new product portfolio, and our ability to offer new applications and solutions to life sciences customers.  Cost synergies will result from leveraging our global infrastructure and our purchasing power.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2010	2009	2010	2009	Months		Months
Gross margin	53.8%	53.2%	54.4%	54.2%	1	ppt	—
Operating margin	14.9%	13.5%	15.2%	14.1%	1	ppt	1	ppt

(in millions)
Research and development	$37	$31	$103	$97	20%		6%
Selling, general and administrative	$108	$85	$308	$263	27%		17%

Gross margins for products and services for the three months ended July 31, 2010 increased 1 percentage point compared to the same period last year.  Gross margins for products and services for the nine months ended July 31, 2010 were relatively flat compared to the same period last year.  Changes for the three and nine months ended July 31, 2010 were due to favorable volume impact, lower excess and obsolescence (“E&O”) expenses, favorable currency movements, and lower warranty expenses partially offset by wage restoration, higher variable pay and incentive pay, higher shared corporate infrastructure expenses, and the Varian acquisition.

Research and development expenses for the three and nine months ended July 31, 2010 increased 20 percent and 6 percent, respectively, compared to the same periods last year.  In addition to an increase related to the Varian acquisition, the increase in the three months ended July 31, 2010 was due to wage restoration, higher variable pay and incentive pay, higher discretionary spending, and higher shared corporate infrastructure expenses.  The increase in the nine months ended July 31, 2010, was due to the Varian acquisition, wage restoration, higher variable pay and incentive pay, and higher depreciation expenses partially offset by lower discretionary spending and lower shared corporate infrastructure expenses.

Selling, general and administrative expenses for the three and nine months ended July 31, 2010 increased 27 percent and 17 percent, respectively, compared to the same periods last year.  In addition to increases due to the Varian acquisition, increases in the three and nine months ended July 31, 2010 resulted from the establishment of the dedicated life sciences sales channel, wage restoration, higher variable pay and incentive pay, higher commissions, and higher shared corporate infrastructure expenses.

Operating margins for products and services for the three and nine months ended July 31, 2010, increased 1 percentage point each compared to the same periods last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2010, increased $17 million and $32 million, respectively, on a corresponding revenue increase of $81 million and $148 million.  The resultant year-over-year operating margin incremental was 20 percent and 21 percent for these periods, respectively.  Operating margin incremental is measured by the increase in income compared to prior period from operations divided by the increase in revenue compared to the prior period.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry products; spectroscopy products; software and data systems; vacuum pumps and measurement technologies; services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$350	$205	$823	$615	70%	34%
Net revenue	$329	$203	$811	$619	62%	31%

Chemical analysis orders for the three and nine months ended July 31, 2010 increased 70 percent and 34 percent, respectively, when compared to the same periods last year.  The incremental orders associated with the Varian acquisition accounted for 49 percentage points and 17 percentage points of order growth in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Orders results were led by solid performance in the gas chromatography (“GC”), gas chromatography mass spectrometry (“GC-MS”), inductively coupled plasma mass spectrometry (“ICP-MS”), midrange GC, and vacuum portfolios, along with services and consumables.  Growth in the services and support business was driven by strong instrument orders.  Geographically, excluding the impact of the Varian acquisition, orders grew 22 percent in the Americas, 6 percent in Europe, 21 percent in Japan, and 32 percent in other Asia Pacific for the three months ended July 31, 2010 compared to the same period last year.  Excluding the impact of the Varian acquisition, orders grew 14 percent in the Americas, 10 percent in Europe, 25 percent in Japan, and 25 percent in other Asia Pacific for the nine months ended July 31, 2010 compared to the same period last year.

Chemical analysis revenues for the three and nine months ended July 31, 2010 increased 62 percent and 31 percent, respectively, when compared to the same periods last year.  The incremental revenue associated with the Varian acquisition accounted for 49 percentage points and 16 percentage points of revenue growth in the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Revenue growth was led by the GC-MS, ICP-MS, mid-range GC, and vacuum portfolios, along with consumables.

Excluding the effects of the Varian acquisition, foreign currency movements relating to revenue growth for the three months ended July 31, 2010 was marginal when compared to the same period last year.  Foreign currency movements for the nine months ended July 31, 2010 accounted for 2 percentage points of the revenue growth compared to the same periods last year.  Geographically, excluding the impact of the Varian acquisition, revenues grew 21 percent in the Americas, 8 percent in Europe, 13 percent in Japan, and 10 percent in other Asia Pacific for the three months ended July 31, 2010 compared to the same period last year. Excluding the impact of the Varian acquisition, revenues grew 8 percent in the Americas, 11 percent in Europe, 27 percent in Japan, and 20 percent in other Asia Pacific for the nine months ended July 31, 2010 compared to the same period last year.

We saw growth in the petrochemical, food, and environmental markets.  The hydrocarbon processing industry within the petrochemical market is recovering from the recession in most regions except Europe.  The food market remains strong for pesticide, drug residues, and emerging applications worldwide.  There was particular strength in the food and environmental markets for the three months ended July 31, 2010 partially due to effects of the oil spill in the Gulf of Mexico, leading to increased sales of gas phase products.  While the oil spill may result in a slowdown in off-shore drilling, it should have negligible effect on instrument sales into the upstream exploration market and create new sales opportunities in the environmental testing market for us.  China’s government continues to invest in environmental protection.  A significant portion of the worldwide economic stimulus, particularly in China and the United States, has targeted improving the environment, with emphasis on drinking water quality.  European directives continue to be the major business drivers for environmental analysis in both the public and private sector, with emphasis on emissions testing for construction materials.

Looking forward, we look to strengthen our core business, drive growth, and build upon current success in customer satisfaction.  We plan to strengthen our core business by expanding our mid-range portfolio with GC-MS and GC solutions, improving our gross margins, and driving customer intimacy.  We intend to drive growth by focusing on the emerging food market and exceptional geographic growth opportunities in China.  We also plan to expand our consumables business and high-end mass spectrometry portfolio.

In addition, our strategic focus is to ensure the successful integration of Varian.  With the acquisition of Varian, the chemical analysis product portfolio now has new offerings in spectroscopy and vacuum technologies, complimentary mass spectrometry products, and an expanded consumables portfolio.  Revenue synergies are expected as result of the new product portfolio and broader customer and geographic reach.  Cost synergies will result from leveraging our global infrastructure and our purchasing power.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2010	2009	2010	2009	Months		Months
Gross margin	52.7%	53.8%	53.9%	54.0%	(1	)ppt	—
Operating margin	21.0%	25.4%	23.8%	24.8%	(4	)ppts	(1	)ppt

(in millions)
Research and development	$20	$12	$47	$38	71%		23%
Selling, general and administrative	$84	$46	$197	$143	82%		38%

Gross margins for products and services for the three months ended July 31, 2010 decreased by 1 percentage point compared to the same period last year.  Gross margins for products and services for the nine months ended July 31, 2010 were relatively flat compared to the same period last year.  Changes in the three and nine months ended July 31, 2010 were due to favorable volume impact and currency movements, and lower E&O expenses partially offset by higher variable pay and incentive pay, wage restoration, higher shared corporate infrastructure expenses, and the Varian acquisition.

Research and development expenses for the three and nine months ended July 31, 2010 increased 71 percent and 23 percent, respectively, compared to the same periods last year.  In addition to the increase due to the Varian acquisition, the increase in the three months ended July 31, 2010 was due to wage restoration, higher variable pay and incentive pay, higher shared corporate infrastructure expenses, and higher discretionary spending.  The increase in the nine months ended July 31, 2010 was due to the Varian acquisition, wage restoration, higher variable pay and incentive pay, and higher shared corporate infrastructure expenses.

Selling, general and administrative expenses for the three and nine months ended July 31, 2010 increased 82 percent and 38 percent, respectively, compared to the same periods last year.  In addition to increases due to the Varian acquisition, increases in the three and nine months ended July 31, 2010 were due to wage restoration, higher variable pay and incentive pay, higher shared corporate infrastructure expenses, and increased marketing expenses.

Operating margins for products and services for the three and nine months ended July 31, 2010, decreased 4 percentage points and 1 percentage point, respectively, compared to the same periods last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2010, increased $17 million and $39 million, respectively, on a corresponding revenue increase of $126 million and $192 million.  The resultant year-over-year operating margin incremental was 13 percent and 20 percent for these periods, respectively.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2010	2009	2010	2009	Months	Months
	(in millions)
Orders	$750	$578	$2,176	$1,715	30%	27%
Net revenue	$692	$561	$2,020	$1,795	24%	13%

Electronic measurement orders for the three and nine months ended July 31, 2010, increased 30 percent and 27 percent, respectively, when compared to the same periods last year. Orders attributable to our network solutions business divestiture had an unfavorable impact of 9 percentage points and 7 percentage points for the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Foreign currency movements had essentially no impact on the year-over-year growth for the three months ended July 31, 2010, but contributed 2 percentage points of growth for the nine-month period.  Continuing strength in the computer and semiconductor segment, improvement in the wireless ecosystem, and solid performance in aerospace and defense contributed to strong year-over-year growth rates.  Orders increased in all regions year-over-year for the three months ended July 31, 2010, growing 10 percent in the Americas, 13 percent in Europe, 61 percent in Japan, and 58 percent in other Asia Pacific.  For the nine months ended July 31, 2010, orders in Americas grew 16 percent, Europe grew 19 percent, Japan was 22 percent higher, and other Asia Pacific increased 51 percent compared to the same period last year.

Electronic measurement revenues for the three and nine months ended July 31, 2010, increased 24 percent and 13 percent, respectively, when compared to the same periods last year. Revenue attributable to our network solutions business divestiture had an unfavorable impact of 10 percentage points and 5 percentage points for the three and nine months ended July 31, 2010, respectively, compared to the same periods last year. Foreign currency movements had no impact on year-over-year growth for the three months ended July 31, 2010, but added 2 percentage points for the nine-month period.  Revenues increased in all regions for the three months ended July 31, 2010, with 18 percent growth year-over-year in the Americas, 18 percent in Europe, 7 percent in Japan, and 41 percent in other Asia Pacific.  For the nine months ended July 31, 2010, revenue in the Americas increased 10 percent, Europe grew 9 percent, Japan declined 5 percent, and other Asia Pacific increased 28 percent year-over-year.

General purpose test revenues, representing approximately 65 percent of electronic measurement revenues, reflected strength in the computers and semiconductor business, solid growth in aerospace and defense, and improvement in other general purpose test for the three and nine months ended July 31, 2010.  Strength in the computers and semiconductor business reflected increased demand for cell phones, computers, and electronics.  Aerospace and defense business increased in the three and nine months ended July 31, 2010, consistent with the focus in the United States on improving information management, with faster growth in surveillance and intelligence, and increased spending in Asia.  Overall improvement in economic conditions contributed to growth in other general purpose test business, which includes revenues relating to industrial applications and education.

Communications test revenues, representing approximately 35 percent of electronic measurement revenues, saw growth in wireless manufacturing and R&D test, offset by a decline in network monitoring business resulting from the divestiture of the networks solutions business for the three and nine months ended July 31, 2010.  Wireless manufacturing business increased due to strong demand relating to Smartphones and 3G expansion.  Wireless R&D grew as market conditions improved and targeted investments increased for high data rate applications, including long-term evolution (an emerging wireless standard).  Performance in the other communications test submarket reflected growth in broadband relative to a weak prior year period offset by the unfavorable impact of the networks solutions business divestiture.

Looking forward, we expect growth rates will moderate as a result of comparisons to stronger prior period results, particularly for the general purpose test business.  We expect continuing demand from our key market segments to support overall growth in the near term, subject to continuing economic expansion and stability in the semiconductor industry.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2010	2009	2010	2009	Months		Months
Gross margin	58.8%	53.0%	58.3%	52.5%	6	ppts	6	ppts
Operating margin	18.3%	(2.0)%	14.1%	(2.2)%	20	ppts	16	ppts

(in millions)
Research and development	$93	$102	$294	$326	(9)%		(10)%
Selling, general and administrative	$187	$206	$599	$655	(9)%		(9)%

Gross margins for products and services for both the three and nine months ended July 31, 2010, increased 6 percentage points when compared to the same periods last year.  Volume-adjusted gross margins for the three months ended July 31, 2010 increased 3 percentage points and for the nine month period increased 4 percentage points due to the unfavorable impact from the divestiture of the networks solutions business, wage restoration, and higher variable and incentive pay offset by the favorable impact of savings from our restructuring program, favorable currency, and lower infrastructure costs.

Research and development expenses for the three and nine months ended July 31, 2010, decreased 9 percent and 10 percent, respectively, compared to the same periods last year.  The declines reflected savings from our restructuring program, spending eliminated with the divestiture of the networks solutions business, and lower infrastructure costs offset by the wage restoration, higher variable and incentive pay, and the unfavorable impact of currency movements.

Selling, general and administrative expenses for both the three and nine months ended July 31, 2010, decreased 9 percent compared to the same periods last year.  Year-over-year reductions in SG&A were similar to R&D and driven by savings from our restructuring program, elimination of spending associated with the divested networks solutions business, and lower infrastructure costs, which were offset by the wage restoration, higher variable and incentive pay, higher commissions, and the unfavorable impact of currency movement.

Operating margins for products and services for the three and nine months ended July 31, 2010, increased 20 percentage points and 16 percentage points, respectively, compared to the same periods last year.  The margin improvements resulting from higher volume, savings from our restructuring program, lower infrastructure costs and net favorable impact of currency movement were partially offset by the wage restoration, higher variable and incentive pay, and higher commissions.

Income from Operations

Income from operations for the three and nine months ended July 31, 2010, increased $138 million and $324 million, respectively, on a corresponding revenue increase of $131 million and $225 million.  The resultant year-over-year operating margin incremental of 105 percent and 144 percent for these periods, respectively, is expected to moderate going forward as compares are made against improved prior period results.

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

Our financial position as of July 31, 2010 consisted of cash and cash equivalents of $2,317 million as compared to $2,479 million as of October 31, 2009.

On May 14, 2010, we completed our acquisition of Varian and paid out approximately $1.5 billion in cash. The $1.5 billion total purchase price of Varian includes $52 cash per share of Varian’s outstanding common stock and the cashing out of vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian’s non-vested restricted stock awards, performance shares, at 100 percent of target and director’s stock units, were also paid out at $52 per share. Varian’s cash acquired at completion of the acquisition was approximately $226 million. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash.

We currently hold $1.5 billion of short-term debt repayable on January 27, 2011. We intend to pay off the $1.5 billion debt in its entirety when it matures in January 2011 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

On May 1, 2010, we completed the sale of the Network Solutions Division (“NSD”) of our electronic measurement business to JDS Uniphase Corporation (“JDSU”), a leading communications test and measurement company. JDSU paid Agilent $165 million which is subject to post-closing working capital and other adjustments. We recorded a gain on the sale of NSD of $127 million in the third quarter of fiscal 2010. NSD includes Agilent’s network assurance solutions, network protocol test and drive test products.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $345 million for the nine months ended July 31, 2010 compared to cash provided of $195 million for the same period in 2009. In the nine months ended July 31, 2010, we paid approximately $136 million under our variable pay programs, as compared to $128 million paid out during the same period of 2009. We paid approximately $48 million in taxes in the nine months ended July 31, 2010 as compared to $100 million in the same period in 2009.

In the nine months ended July 31, 2010, accounts receivable used cash of $109 million compared to cash provided of $243 million for the same period in 2009. Agilent revenues increased by approximately 17 percent in the nine months ended July 31, 2010 as compared to the same period in 2009. Days’ sales outstanding at 51 days as of July 31, 2010 increased by 5 days compared with 46 days a year ago. Accounts payable provided cash of $85 million for the nine months ended July 31, 2010 compared to cash used of $63 million in the same period in 2009. Cash used for inventory was $22 million for the nine months ended July 31, 2010 compared to cash provided of $37 million for the same period in 2009. Inventory days on-hand decreased to 94 days as of July 31, 2010 compared to 99 days as of the end of the same period last year.

We contributed approximately $66 million to our defined benefit plans in the first nine months of 2010 compared to $85 million in the same period of 2009. We expect to contribute approximately $17 million to our defined benefit plans during the remainder of 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,131 million for the nine months ended July 31, 2010 compared to cash used of $34 million for the same period of 2009. Investments in property, plant and equipment were $87 million for the nine months ended July 31, 2010 compared to $98 million in the same period of 2009. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $128 million for 2009. In the nine months ended July 31, 2010 there was $1,310 million expended for business acquisitions and intangible assets, compared to $2 million invested during the same period of 2009, with the increase due to the Varian acquisition. In the nine months ended July 31, 2010, restricted cash and cash equivalents decreased by $5 million compared to a decrease of $14 million during the same period in 2009.  Net proceeds from divestitures were $216 million in the nine months ending July 31, 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2010 was $618 million compared to cash used of $104 million in the same period of 2009.

On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 we paid off this debt completely.

On June 3, 2010, as a result of the Varian acquisition, Agilent paid $14 million to satisfy an outstanding term loan of Varian with a U.S. financial institution which had a fixed interest rate of 6.7%. The $14 million payment of the term loan included an early termination fee of $2 million.

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the nine months ended July 31, 2010 we repurchased 11 million shares for $359 million using settlement date calculation.

We currently hold $1.5 billion of short-term debt which was refinanced and the repayment date was extended to January 27, 2011. We intend to satisfy the financing obligation of World Trade in its entirety upon maturity in January 2011 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2010 the company has no borrowings outstanding under the facility.

On September 9, 2009, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2012 (the “2012 notes”) and a $500 million tranche maturing in 2015 (the “2015 notes”).  The 2012 notes were issued at 99.91% of their principal amount, bear interest at a fixed rate of 4.45% per annum, and mature on September 14, 2012. The 2015 were issued at 99.69% of their principal amount, bear interest at a fixed rate of 5.50% per annum, and mature on September 14, 2015. Interest on both tranches is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

On July 13, 2010, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2013 (the “2013 notes”) and a $500 million tranche maturing in 2020 (the “2020 notes”).  The 2013 notes were issued at 99.82% of their principal amount, bear interest at a fixed rate of 2.50% per annum and mature on July 15, 2013. The 2020 notes were issued at 99.54% of their principal amount, bear interest at a fixed rate of 5.00% per annum, and mature on July 15, 2020. Interest on both tranches is payable semi-annually on January 15th and July 15th of each year, payments commencing on January 15, 2011.

Upon the closing of the offering of the 2012, 2015 and 2020 senior notes, we entered into interest rate swaps for the full aggregate notional amount of the aforementioned tranches, $1,250 million.  Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 257.6 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2010, the fair value of the swaps was an asset of $47 million with a corresponding increase in carrying value of the senior notes.

Other

There were no other substantial changes from our 2009 Annual Report on Form 10-K to our contractual commitments in the first nine months of 2010. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $420 million and $418 million of taxes payable as of July 31, 2010 and October 31, 2009, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 65 percent and 63 percent of our revenues were generated in U.S. dollars during the third quarter of 2010 and 2009, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2010 the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

On May 14, 2010, we acquired Varian, Inc. Varian Inc operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Varian’s processes into our own systems and control environment.  We currently expect to complete the incorporation of Varian’s operations into our systems and control environment in 2011. There were no other changes to our internal controls over financial reporting during the quarter ended July 31, 2010, which could have a material effect on our financial reporting.

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

On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132. The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. (“Varian”) against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. (“Cobalt”), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian. A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009. The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009. The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt. The consolidated amended complaint alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian’s directors have engaged in self-dealing, and that the disclosures in Varian’s August 7, 2009 proxy filing are inadequate. Agilent and Cobalt are alleged to have aided and abetted the Varian directors’ purported breaches of fiduciary duties. Plaintiffs seek injunctive and other relief, including attorneys’ fees and costs. On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent. Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys’ fees and costs). On September 25, 2009, the parties signed a memorandum of understanding to settle the class actions. The settlement provides, among other things, that: (i) Varian would make certain agreed-upon disclosures designed to supplement those contained in its definitive proxy statement filed on August 20, 2009; (ii) the litigation will be dismissed with prejudice as to all defendants; (iii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the acquisition; and (iv) plaintiffs’ counsel may seek fees and costs of up to $625,000, subject to court approval. There is to be no payment of money to the alleged class members. On July 16, 2010, the court issued its order of preliminary approval of the settlement.  Pursuant to this order, the court will notify the class of the settlement, and a hearing regarding final approval is scheduled for Friday, October 1, 2010.

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

ITEM 1A.  RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. In the past two years, the world economy has been suffering an economic downturn, including an extreme disruption in worldwide financial markets beginning in 2008. We are unable to predict the strength and duration of an economic recovery. A continuing, and/or a return to, an economic downturn may adversely impact our business resulting in:

•                  reduced demand for our products and increases in order cancellations;

•                  increased risk of excess and obsolete inventories;

•                  increased price pressure for our products and services;

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

A number of our products from our life sciences and chemical analysis businesses are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies.  In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies.  If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non-compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

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

Agilent benefits from tax incentives extended to its foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted Agilent tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment, or specific types of income.  Agilent’s taxes could increase if the incentives are not renewed upon expiration. If Agilent cannot or does not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized.  As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

At the end of our third quarter in fiscal 2010, we had cash and cash equivalents of approximately $2.3 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition. As of July 31, 2010, we also had $1.6 billion of restricted cash which is invested in a portfolio of highly rated, short term commercial paper. This restricted cash is invested in a diverse portfolio of commercial paper rated A-1+/P-1 with maturities of less than 100 days, in each case, at the time of purchase; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes. We also are a party to a five-year senior unsecured revolving credit facility under which we may borrow up to $330 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we completed a like-kind exchange by acquiring a long-term leasehold interest in several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. We contracted with a third party to provide credit protection for certain aspects of the transaction, including a future bankruptcy of the municipality. The current third party insurer is a subsidiary of American International Group Inc. (“AIG”) which experienced a credit rating downgrade by Moody’s Investors Service and Standard & Poor’s and has been the recipient of U.S. federal government sponsored loans. If the municipality was to become insolvent and the credit support on the transaction was to fail, our results of operations, financial condition and liquidity could be adversely affected.

We have substantial cash requirements in the United States while a majority of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

Although cash generated in the United States covers normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the satisfaction of our ongoing debt obligations, including our $1.5 billion repurchase obligation of World Trade scheduled to come due in January 2011 and our senior notes coming due in September 2012, the repurchases of our stock and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May 1, 2010 through May 31, 2010	1,078,400	$31.64	1,078,400	$	NA
Jun. 1, 2010 through Jun. 30, 2010	1,895,900	$31.43	1,895,900	$	NA
Jul. 1, 2010 through Jul 31, 2010	—	$—	—	$	NA
Total	2,974,300	$31.50	2,974,300	$	NA

(1)                                    On November 19, 2009 our Board of Directors approved a new share repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The new share repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share repurchase program.

(2)                                    The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 51 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2010	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 12.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.