Form 10-Q/A
period 2010-07-31
AGILENT TECHNOLOGIES INC
filed 2010-10-06
CIK 1090872

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
Signature
Exhibit Index
Ex-101 Instance Document
Ex-101 Schema Document
Ex-101 Calculation Linkbase Document
Ex-101 Labels Linkbase Document
Ex-101 Presentation Linkbase Document
Ex-101 Definition Linkbase Document

Explanatory Note

Agilent Technologies, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Form 10-Q”), filed with the U.S. Securities Exchange Commission (“SEC”) on September 7, 2010, for the sole purpose of furnishing the Interactive Data as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

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

Dated: October 6, 2010	By:	/s/ Didier Hirsch
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