Form 10-K
period 2010-10-31
AGILENT TECHNOLOGIES INC
filed 2010-12-20
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2010, was approximately $9.513 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 30, 2010, there were 347,604,202 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 1, 2011, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2010 are incorporated by reference into Part III of this Report	III

Forward-Looking Statements

        This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        For the fiscal year ended October 31, 2010, we have three business segments comprised of the electronic measurement business, the chemical analysis business and the life sciences business. These current business segments were formed, in the first quarter of 2010, from our then-existing businesses. At that time, the bio-analytical measurement segment which was reported in 2009 was separated into two operating segments — life sciences and chemical analysis. The electronic measurement segment recombined electronic measurement and semiconductor and board test, which were reported separately in 2009.

        Our electronic measurement business addresses the communications, electronics and other industries. Our chemical analysis business focuses on the petrochemical, environmental, forensics and food safety industries. Our life sciences business focuses on the pharmaceutical, biotech, academic and government, bio-agriculture and food safety industries. In addition to our three businesses, we conduct centralized research through Agilent Technologies Laboratories ("Agilent Labs"). Each of our businesses, including Agilent Labs, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

        On May 14, 2010, we acquired Varian, Inc., a leading supplier of scientific instrumentation and associated consumables for life science and applied market applications, for a total cash purchase price of approximately $1.5 billion. Varian's products include analytical instruments, research products and related software, consumable products, accessories and services, as well as vacuum products and related services and accessories. The acquisition broadens Agilent's applications and solutions offerings in both of our chemical analysis and life sciences businesses. It expands Agilent's product portfolio into atomic and molecular spectroscopy; establishes a strong position in nuclear magnetic resonance, imaging and vacuum technologies; and strengthens our consumables portfolio. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. Varian's cash acquired at completion of the acquisition was approximately $226 million.

        On May 1, 2010, we completed the sale of our Network Solutions Division ("NSD") of our electronic measurement business to JDS Uniphase Corporation. NSD included Agilent's network assurance solutions, network protocol test and drive test products. On February 2, 2010, the company sold Hycor Biomedical Inc., a subsidiary of Agilent and part of our life sciences business, to Linden LLC, a Chicago-based healthcare private equity firm. Hycor is a global manufacturer and marketer of in-vitro diagnostics products.

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $5.44 billion for the fiscal year ended October 31, 2010, we generated 32 percent in the U.S. and 68 percent outside the U.S. As of October 31, 2010, we employed approximately 18,500 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado and Delaware in the U.S. and in Australia, China, Germany, India, Italy, Japan, Malaysia, Singapore and the United Kingdom.

        The net revenue, income from operations and assets by business segment, as they were structured, as of and for the fiscal year ended October 31, 2010 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Electronic Measurement Business

        Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment, and microscopy products. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

        Our electronic measurement business employed approximately 8,000 people as of October 31, 2010. Our electronic measurement business generated $2.8 billion in revenue in fiscal 2010, $2.4 billion in revenue in fiscal 2009, and $3.6 billion in revenue in fiscal 2008.

  Electronic Measurement Markets

        Our electronic measurement products serve the following markets:

  The Communications Test Market

        We market our electronic measurement products and services to network equipment manufacturers ("NEMs"), handset manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers.

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

        Component manufacturers design, develop and manufacture electronic components and modules used in network equipment and handsets. The component manufacturers require test and measurement products to verify that the performance of their components and modules meet the specifications of their NEM and handset customers.

        The communications test market accounted for approximately 36 percent of revenue from our electronic measurement business in 2010.

  The General Purpose Test Market

        We market our general purpose test products and services to the electronics industry and other industries with significant electronic content such as the aerospace and defense, computer and semiconductor industries. These electronics and electronics-dependent industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers.

        For the development and timely commercialization of new technologies, manufacturers require state-of-the-art test instruments, systems and design software in order to design products for efficient and cost-effective manufacturing and to validate product performance in a variety of configurations and environments.

        Customers use our general purpose test solutions in developing and manufacturing a wide variety of electronic components and systems. These customers' test requirements include testing the electrical parameters of digital, radio frequency, and microwave frequency components and assemblies; testing multiple parameters of the printed circuit boards used in almost every electronic device; testing of the final product; and testing of systems containing multiple electronic instruments. For semiconductor and board test applications, customers use our solutions in the design, development, manufacture, installation, deployment, and operation of semiconductor and printed circuit assembly fabrication.

        We address the biology, life sciences and material science markets by providing solutions such as the atomic force microscope, nano indenters and scanning electron microscope. For nanotechnology applications, customers use our products to study biological samples at the cellular and molecular level including imaging of DNA and proteins, and to study and research polymers, electrochemistry, and thin films.

        The general purpose test market accounted for approximately 64 percent of revenue from our electronic measurement business in 2010.

  Electronic Measurement Products

        We divide our electronic measurement products into communications test products and general purpose test products.

  Communications Test Products

        We sell products and services applicable to a wide range of communications networks and systems including wireless communications and microwave networks, voice, broadband, data, and fiber optic networks. Test products include Electronic Design Automation ("EDA") software, vector and signal analyzers, signal generators, vector network analyzers, one box testers, oscilloscopes, logic and protocol analyzers, and bit-error ratio testers.

        Our wireless communications and microwave network products include radio frequency and microwave test instruments and electronic design automation software tools. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations. We provide handheld products for the installation and maintenance of wireless networks. Our high-frequency electronic design automation software tools and instruments are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications as digital speeds continue to increase.

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

  General Purpose Test Products

        We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital test products, semiconductor and board test solutions, electronics manufacturing test equipment, atomic force microscopes and radio frequency and network surveillance solutions.

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

        Our semiconductor and board test solutions enable customers to develop and test state of the art semiconductors, test and inspect printed circuit boards, perform functional testing, and measure position and distance information to the sub-nanometer level. We are one of the leading suppliers of parametric test instruments and systems used primarily to examine semiconductor wafers during the manufacturing process. Our in-circuit test system helps identify quality defects, such as faulty or incorrect parts, that affect electrical performance. Our laser interferometer measurement systems are based on precision optical technology and provide precise position or distance information for dimensional measurements.

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

        Our surveillance systems and subsystems are used by defense and government engineers and technicians to detect, locate and analyze signals of interest. These signals may be transmitted via radio frequency signals or wire lines. The products offered include receivers for detecting radio frequency signals, probes for detecting wire line signals and software that enables the identification and analysis of these signals.

  Electronic Measurement Customers

        Agilent's electronic measurement customers include contract manufacturers of electronic products, handset manufacturers and network equipment manufacturers who design, develop, manufacture and install network equipment, service providers who implement, maintain and manage communication networks and services, and companies who design, develop, and manufacture semiconductors and semiconductor lithography systems. Our customers use our products to conduct research and development, manufacture, install and maintain radio frequency, microwave frequency, digital, semiconductor, and optical products and systems and conduct nanotechnology research. Many of our customers purchase solutions across several of our major product lines for their different business units.

        We had approximately 15,000 customers for electronic measurement products in fiscal 2010 and no single customer represented greater than 4 percent of net revenue of the electronic measurement business.

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

  Electronic Measurement Sales, Marketing and Support

        We have a focused sales strategy, using a direct sales force, resellers, manufacturer's representatives and distributors to meet our customers' needs. Our direct sales force is focused on identifying customer needs and recommending solutions involving the effective use and deployment of our equipment, services, systems and capabilities. Some members of our direct sales force focus on global accounts, providing uniform services on a worldwide basis. Others focus on our more complex products such as our high-performance instruments, where customers require strategic consultation. Our sales force also engages with the contract manufacturer market by collaborating with original equipment manufacturers to specify our test equipment for contract manufacturer test applications, as well as marketing to contract manufacturers directly.

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

        To complement our direct sales force we have agreements with many channel partners around the world. These partners, including resellers, manufacturer's representatives, and distributors, serve Agilent's customers across a number of product lines and provide the same level of service and support expected from our direct channel. Consistent with our channel strategy, orders through partners are expanding at a faster rate than overall orders. Lower dollar transactions can also be served by our tele-sales and electronic commerce channels.

        Our products typically come with standard warranties, and extended warranties are available at additional cost.

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in Arizona, California and Colorado in the U.S. Outside of the U.S. we have manufacturing facilities in China, Germany, Japan, Malaysia and Switzerland.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), Applied Wave Research, Inc., EXFO Electro-Optical Engineering, Inc., Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. (a subsidiary of Danaher Corporation). In the general purpose test market, we compete against companies such as Aeroflex Incorporated, Bruker Corporation, Fluke Corporation (a subsidiary of Danaher Corporation), LeCroy Corporation, National Instruments Corporation, Rohde & Schwartz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., Test Research Inc., and Zygo Corporation.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Chemical Analysis Business

        Our chemical analysis business provides application-focused solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and chemical properties of substances and products. Our key product categories in chemical analysis include: gas chromatography, mass spectrometry, spectroscopy, vacuum technology, and consumables and services.

        We employed approximately 4,000 people as of October 31, 2010 in our chemical analysis business. This business generated revenue of $1.2 billion in fiscal 2010, $0.8 billion in fiscal 2009 and $0.9 billion in fiscal 2008.

  Chemical Analysis Markets

        Within chemical analysis, we focus primarily on the following markets:

        The Chemical & Energy Testing Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our solutions are also used in the development, manufacturing and quality control of fine chemicals.

        The Environmental Testing Market.    Our instruments, software and workflow solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities.

        The Forensics & Drug Testing Market.    Drug testing and forensics laboratories use our instruments, software and workflow solutions for applications such as the analysis of evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or with the detection and identification of biological and chemical warfare agents. This instrumentation is either used in static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

        The Food Testing Market.    Our instruments, software, and workflow solutions are used throughout the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. For example, our mass spectrometer portfolio, including triple quad liquid chromatography mass spectrometers, is used to analyze contaminants and residual pesticides in food. There is a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content. This testing is primarily done via PCR amplification of nucleic acid followed by electrophoresis, real time fluorescent or microarray detection. Additionally, bioagriculture industries seek to improve crops and foods by conducting research on these organisms, as well as testing for genetically modified content, using microarray and microfluidics solutions.

  Chemical Analysis Products

        A key factor in all of our chemical analysis markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers. Our key product segments include:

  Gas Chromatography Products

        Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. A gas chromatograph ("GC") is used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. Agilent provides custom or standard analyzers configured for specific chemical analysis applications, such as detailed speciation of a complex hydrocarbon stream, calculation of gas calorific values in the field, or analysis of a new bio-fuel formulation. We also offer related software, accessories and consumable products for these and other similar instruments.

  Mass Spectrometry Products

        Mass spectrometry ("MS") is a technique for analyzing the individual chemical components of substances by ionizing them and determining their mass-to-charge ratios. Our MS products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole, and ion trap mass spectrometers. We combine our mass spectrometers with other instruments to create high-performance instruments such as gas chromatograph mass spectrometers ("GC/MS"), and inductively coupled plasma mass spectrometers ("ICP-MS"). We also offer related software, accessories and consumable products for these and other similar instruments.

  Spectroscopy Products

        Spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our spectroscopy instruments include atomic absorption ("AA") spectrometers, inductively coupled plasma-optical emissions spectrometers ("ICP-OES"), inductively coupled plasma-mass spectrometers ("ICP-MS"), fluorescence spectrophotometers, ultraviolet-visible ("UV-Vis") spectrophotometers, Fourier Transform infrared ("FT-IR") spectrophotometers, near-infrared ("NIR") spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

  Vacuum Technology Products

        Our vacuum technologies products are used to create, control, measure and test vacuum environments in life science, industrial and scientific applications where ultra-clean, high-vacuum environments are needed. This business was acquired in connection with our acquisition of Varian in 2010. Vacuum technologies' customers are typically OEMs that manufacture equipment for these applications. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular and ion getter), intermediate vacuum pumps (rotary vane, sorption and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). Its products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

  Consumables and Services

        We offer a broad range of consumable products, which support our technology platforms, including sample preparation consumables such as solid phase extraction ("SPE") and filtration products, self manufactured GC and LC columns, chemical standards, and instrument replacement parts. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our AA, ICP-OES and ICP-MS products. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing ("DAT") on urine or saliva samples, such as in pre-employment screening, criminal justice and toxicology testing.

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

  Chemical Analysis Customers

        We had over 23,000 customers for our chemical analysis business in 2010. No single customer represented greater than 3 percent of the net revenue of the chemical analysis business. A significant number of our chemical analysis customers are also customers of our life sciences business.

        The chemical analysis business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large company budgets. The result is that our fourth fiscal quarter tends to deliver the strongest profits for this business. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

  Chemical Analysis Sales, Marketing and Support

        Our sales and support delivery channels are aligned by key markets. We market products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. Additionally, we are optimizing our worldwide distribution capabilities to address high-growth opportunities such as the environmental and food safety markets in the Asia-Pacific region.

        We use direct sales to market our solutions to our large- and medium-sized chemical customers and environmental accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and, as a result of our Varian acquisition direct sales.

        We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, telephone support and self-diagnostic services provided over the Internet. We also offer special industry-focused service bundles that are designed to meet the specific needs including those for hydrocarbon processing and environmental customers to keep instruments fully operational and compliant with the respective industry requirements. Our products typically come with standard warranties, and extended warranties are available for additional cost.

  Chemical Analysis Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Delaware, and Massachusetts in the U.S. Outside of the U.S., we have manufacturing facilities in Australia, China, Italy, Netherlands, Japan and the United Kingdom. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

  Chemical Analysis Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the chemical analysis arena include: Bruker Corporation, PerkinElmer Inc., Shimadzu Corporation and Thermo Fisher Scientific Inc. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

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

Life Sciences Business

        Our life sciences business provides application-focused technologies and solutions that include instruments, software, consumables and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our key product categories include: liquid chromatography, mass spectrometry, microarrays, Polymerase Chain Reaction ("PCR") instrumentation, related bioreagents, electrophoresis, laboratory automation and robotics, software and informatics, Nuclear Magnetic Resonance ("NMR") and Magnetic Resonance Imaging ("MRI') systems, and, consumables and services.

        We employed approximately 4,300 people as of October 31, 2010 in our life sciences business. This business generated revenue of $1.5 billion in fiscal 2010, $1.2 billion in fiscal 2009 and $1.3 billion in fiscal 2008.

  Life Science Markets

        Our life sciences business focuses primarily on the following two markets:

        The Pharma, Biotech, CRO & CMO Market.    This market consists of "for-profit" companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies, or "Pharma". A second sub-segment includes biotechnology companies, or "biotech", contract research organizations, or "CROs", and contract manufacturing organizations, or "CMOs". Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the Pharma industry value chain.

        The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government research market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research — multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, the European Organisation for Research and the Treatment of Cancer (EORTC), the European Molecular Biology Laboratory (EMBL), the Genomics Institute of Singapore (GIS), the Wellcome Trust Sanger Institute, and the National Translational Cancer Research Network (NTRAC). In addition, large donations by private foundations are also fueling growth in this key market segment.

  Life Science Measurement Products and Applications

        A key factor in all of our life science measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers. Our key product segments include:

  Liquid Chromatography Products

        A liquid chromatograph ("LC") or a high performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent LC portfolio is modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi-method/walk-up, high-capacity/high-throughput or multi-dimensional LC and can be extended to application-based analyzers e.g. for bio-molecular separations, chiral analysis or size exclusion chromatograhy. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns, new services and diagnostics offerings and ongoing instrument and software product enhancements.

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. Liquid chromatography ("LC") is commonly used to separate compounds and introduce them to the

MS system. The combined use of LC and MS ("LC/MS") is frequently used both to identify and quantify chemical compounds. Mass spectrometry is an important tool in analyzing small molecules and can also be used to characterize and quantify proteins and other biological entities. Agilent's LC/MS portfolio includes instruments built around five main analyzer types — single quadrupole, triple quadrupole, ion trap, time-of-flight ("TOF") and quadrupole time-of-flight ("QTOF"). We significantly expanded our mass spectrometry portfolio over the past three years with a focus on improving performance, reliability, and ease of use.

  Microarray Products

        Agilent is a leading provider of microarray-based, genomics research solutions. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; 60-mer oligo microarrays on industry-standard 1" × 3" glass slides for gene expression; comparative genomic hybridization ("CGH")/Copy Number variation ("CNV") analysis, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications; custom microarray design services; and GeneSpring software products for data analysis. We also provide target enrichment products for next-generation sequencing platforms. In 2010, we released SureSelect™ XT Target Enrichment System, the first fully customizable liquid genome partitioning / enrichment sample prep system that enhances and accelerates nucleic acid sequencing experiment when used in front of "next generation" sequencing technologies.

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

  Lab Automation and Robotics

        The acquisition of Velocity11 during fiscal 2008 enabled us to offer a more comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi-armed robotic systems. These solutions strengthened our offering of automated sample- preparation solutions across a broad range of applications. In fiscal 2009 we continued with our focus on automating laboratory processes by introducing the new Direct Drive Robot and VWorks Automation Control Software. The Direct Drive Robot advances high-throughput screening for drug-discovery research and can also be used in genomics applications, including DNA extraction and PCR sample preparation.

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

  Software and Informatics Products

        We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory-compliant use of instruments in pharmaceutical quality assurance/quality control environments. With OpenLab, Agilent has introduced a scalable, open architecture, that enables you to easily capture, analyze, and share scientific data throughout the lab and across the enterprise.

  NMR and MRI systems

        With the acquisition of Varian in 2010, Agilent has enriched its portfolio with NMR (Nuclear Magnetic Resonance), spectrometers, Magnetic Resonance Imaging (MRI) systems and X-ray diffractometers used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC.

  Consumables and Services

        We also offer a broad range of consumable products, which support our LC, and MS technology platforms. These consumable products include sample preparation products; self manufactured LC columns, instrument replacement parts, and consumable supplies to meet our customers' analysis needs. All of our products are designed to Agilent's specifications to improve and maximize the performance of our instruments.

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

  Life Sciences Customers

        We had over 25,000 customers for our life sciences business in 2010. No single customer represented greater than 2 percent of the net revenue of the life sciences business. A significant number of our life sciences customers are also customers of our chemical analysis business.

        The life sciences business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. The result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

  Life Sciences Sales, Marketing and Support

        The life science channel focuses on the therapeutics customer base (Pharma, biotech, CRO, CMO and Generics and on emerging life sciences opportunities in academic and government life science research institutes. We market products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We use direct sales to market our solutions to all of our pharmaceutical and biopharmaceutical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales.

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

  Life Sciences Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado, Texas and Delaware in the U.S. Outside of the U.S., we have manufacturing facilities in Australia, Germany, UK, Poland and Singapore. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

  Life Sciences Competition

        The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Affymetrix Inc., Bruker Corp., Danaher Corporation, Illumina, Inc., Life Technologies Corp., Thermo Fisher Scientific Inc. and Waters Corp. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

  Life Sciences Government Regulation

        The analysis products and related consumables marketed by our life sciences business are subject to regulation in the U.S. by the Environmental Protection Agency ("EPA") under the Toxic Substances Control Act and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the EPA can obtain an order from a court that would prohibit the further distribution or marketing of a product that does not comply or we could face fines, civil penalties or criminal prosecution.

Agilent Technologies Research Laboratories

        Agilent Research Laboratories is our central research organization based in Santa Clara, California, with satellite offices in Beijing, China; Leuven, Belgium, and South Queensferry, Scotland.

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

Global Infrastructure Organization

        We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. These organizations are generally headquartered in Santa Clara, California, with services provided worldwide. As of the end of October 2010, our global infrastructure organization employed approximately 2,200 people worldwide, which includes the Agilent Labs researchers described above.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $612 million in 2010, $642 million in 2009 and $704 million in 2008, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        On October 31, 2010, our unfilled orders for the electronic measurement business were approximately $830 million, as compared to approximately $670 million at October 31, 2009. On October 31, 2010, our unfilled orders for the chemical analysis business were approximately $250 million, as compared to approximately $160 million at October 31, 2009. Within our life sciences business, our unfilled orders were approximately $350 million on October 31, 2010 as compared to approximately $210 million at October 31, 2009. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately three months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

Materials

        Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Our electronic measurement, chemical analysis and life sciences businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

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

        As part of our acquisition of Varian in 2010, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites"). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

        We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 68 percent in fiscal 2010, 67 percent in fiscal 2009, and 68 percent in fiscal 2008, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 14 percent in fiscal 2010, 13 percent in fiscal 2009 and 11 percent in fiscal 2008. Approximately 10 percent of our revenue in fiscal 2010, 11 percent in fiscal 2009 and 12 percent in fiscal 2008 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 52 percent in fiscal year 2010, 51 percent in fiscal year 2009 and 48 percent in fiscal year 2008. Approximately 13, 16 and 14 percent of our long-lived assets were located in Japan in fiscal years 2010, 2009 and 2008, respectively.

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

Acquisition and Disposal of Material Assets

        On May 14, 2010, we completed our acquisition of Varian, Inc., a leading supplier of scientific instrumentation and associated consumables for life science and applied market applications, for a total cash purchase price of approximately $1.5 billion. Varian's products include analytical instruments, research products and related software, consumable products, accessories and services, as well as vacuum products and related services and accessories. The acquisition broadens Agilent's applications and solutions offerings in life sciences, environmental, and energy and materials. It also expands Agilent's product portfolio into atomic and molecular spectroscopy; establishes a leading position in nuclear magnetic resonance, imaging and vacuum technologies; and strengthens our consumables portfolio. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. Varian's cash acquired at completion of the acquisition was approximately $226 million.

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        Jean M. Halloran, 58, has served as our Senior Vice President, Human Resources since from August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 59, has served as our Senior Vice President and Chief Financial Officers since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 20, 2010 and as Chief Accounting Officer from November 2007 to July 20, 2010. From April 2003 to October 2006, Mr. Hirsch

served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France. In 1993, he became Director of Finance and Administration of Hewlett-Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett- Packard Europe, Middle East, and Africa.

        Marie Oh Huber, 49, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. She served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009, as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007 and as our Assistant General Counsel and Assistant Secretary from May 1999 to July 2002. Ms. Huber served as an attorney and counsel for Hewlett-Packard Company from 1990 to May 1999. She is also a director of American Leadership Forum — Silicon Valley.

        Michael R. McMullen, 49, has served as Senior Vice President, Agilent and President, Chemical Analysis Group since September 2009. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett-Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.

        Ronald S. Nersesian, 51, has served as Senior Vice President, Agilent and President, Electronic Measurement Group since March 2009. From February 2005 to February 2009, Mr. Nersesian served as our Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group and from May 2002 to February 2005, as our Vice President and General Manager of the Design Validation Division. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002, including Senior Vice President and General Manager of the Digital Storage Oscilloscope Business.

        Nicolas H. Roelofs, 52, has served as Senior Vice President, Agilent and President, Life Sciences Group since September 2009. From June 2006 to September 2009 he served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from September 2001 to December 2004.

        William P. Sullivan, 60, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

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

        As part of our acquisition of Varian, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites"). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

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

        Agilent benefits from tax incentives extended to its foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted Agilent tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment, or specific types of income. Agilent's taxes could increase if the incentives are not renewed upon expiration. If Agilent cannot or does not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

  Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

        At the end of the 2010 fiscal year, we had cash and cash equivalents of approximately $2.6 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

        In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we completed a like-kind exchange by acquiring a long-term leasehold interest in several municipal properties in southern California for a total value of $289 million. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. We contracted with a third party to provide credit protection for certain aspects of the transaction, including a future bankruptcy of the municipality. The current third party insurer is a subsidiary of American International Group Inc. ("AIG") which experienced a credit rating downgrade by Moody's Investors Service and Standard & Poor's and has been the recipient of U.S. federal government sponsored loans. If the municipality was to become insolvent and the credit support on the transaction was to fail, our results of operations, financial condition and liquidity could be adversely affected.

  We have substantial cash requirements in the United States while a majority of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

        Although cash generated in the United States covers normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the satisfaction of our ongoing debt obligations, including our senior notes coming due in September 2012, the repurchases of our stock and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and Agilent Technologies Research Laboratories are located in Santa Clara, California. In total, with the addition of the Varian Inc. acquisition, we have 30 principle sites. Of these sites, 13 are located in the U.S. and the remaining 17 are located in Australia, China, India, Japan, Malaysia, Singapore, France, Germany, Italy, Netherlands, Poland and the United Kingdom. Many of our primary functions are conducted at multi-building campuses.

Site	Major Activity	Owned/Leased
Americas:
Santa Clara, CA, U.S.	Corporate Headquarters, Manufacturing, R&D, Marketing, Sales and Administration	Owned
La Jolla, CA, U.S.	R&D, Administration	Leased
Lake Forest, CA, U.S.	Manufacturing, Administration	Owned
Santa Rosa, CA, U.S.	Manufacturing, R&D, Marketing, Sales and Administration	Owned
Walnut Creek, CA, U.S.	Manufacturing, R&D, Administration	Owned
Boulder, CO, U.S.	Manufacturing, R&D	Leased
Colorado Springs, CO, U.S.	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Loveland, CO, U.S.	Manufacturing, R&D	Owned
Ft. Collins, CO, U.S.	Manufacturing	Leased
Wilmington, DE, U.S.	Manufacturing, R&D, and Administration	Owned
Lexington, MA, U.S.	Manufacturing	Owned
Cary, NC, U.S.	Manufacturing, Sales and Service	Leased
Cedar Creek, TX	Manufacturing, Administration	Owned
Asia Pacific:
Melbourne, Australia	Manufacturing	Owned
Beijing, China	R&D, Marketing, Sales and Administration	Owned*
Chengdu, China	Manufacturing, Administration	Owned*
Shanghai, China	Manufacturing, R&D	Leased
Manesar, India	R&D, Marketing, Sales and Administration	Owned*
Hachioji, Japan	Manufacturing, R&D, Marketing, and Sales and Administration	Owned
Penang, Malaysia	Manufacturing, R&D	Owned*
Yishun, Singapore	Manufacturing, R&D, Marketing, Sales and Administration	Owned*
Europe:
Grenoble, France	R&D	Owned

Site	Major Activity	Owned/Leased
Boeblingen, Germany	Manufacturing, R&D, and Marketing	Leased
Waldbronn, Germany	Manufacturing, R&D, Marketing, Sales and Administration	Owned
Turin, Italy	Manufacturing, R&D, Sales and Service	Owned
Middelburg, Netherlands	Manufacturing, Sales and Service	Owned
Wroclaw, Poland	Manufacturing, Administration	Leased
Church Stretton, United Kingdom	Manufacturing, R&D	Owned
Craven Arms, United Kingdom	Manufacturing, R&D	Leased
Yarnton, United Kingdom	Manufacturing, Sales, Service and R&D	Leased

*
Agilent owns the facilities at these locations but the land is subject to long-term lease from the governments of the respective countries.

        As of October 31, 2010, with the addition of the Varian Inc. acquisition we owned or leased a total of approximately 11.6 million square feet of space worldwide. Of that, we owned approximately 8.7 million square feet and leased the remaining 2.9 million square feet. Our sales and support facilities occupied a total of approximately 1.6 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 10.0 million square feet. Information about each of our businesses appears below:

                Electronic Measurement Group.    Our electronic measurement business has manufacturing and R&D facilities in China, Germany, Japan, Malaysia, Singapore, India and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the United Kingdom, and the U.S., and sales offices throughout the world.

                Life Sciences Measurement.    Our life science measurement business has manufacturing and R&D facilities in Australia, France, Germany, Poland, United Kingdom and the U.S. Additionally, we have marketing centers in Germany, Singapore and the U.S., and sales offices throughout the world.

                Chemical Analysis Measurement.    Our chemical analysis measurement business has manufacturing and R&D facilities in Australia, China, Italy, Japan, Netherlands, United Kingdom and the U.S. Additionally, we have marketing centers in Australia, Italy, Japan, Singapore and the U.S., and sales offices throughout the world.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. However, class certification of plaintiffs' underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying such a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to "seek certification of a more modest class." On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six "test cases" (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants' motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals. That appeal is pending.

        On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132. The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. ("Varian") against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. ("Cobalt"), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian. A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009. The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009. The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt. The consolidated amended complaint alleges that Varian's directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian's directors have engaged in self-dealing, and that the disclosures in Varian's August 7, 2009 proxy filing are inadequate. Agilent and Cobalt are alleged to have aided and abetted the Varian directors' purported breaches of fiduciary duties. Plaintiffs seek injunctive and other relief, including attorneys' fees and costs. On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent. Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian's directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys' fees and costs). On September 25, 2009, the parties signed a memorandum of understanding to settle the class actions. The settlement provides, among other things, that: (i) Varian would make certain agreed-upon disclosures designed to supplement those contained in its definitive proxy statement filed on August 20, 2009; (ii) the litigation will be dismissed with prejudice as to all defendants; (iii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the acquisition; and (iv) plaintiffs' counsel may seek fees and costs of up to $625,000, subject to court approval. There is to be no payment of money to the alleged class members. The Santa Clara Superior Court preliminarily approved the settlement, whereupon the

Court notified the class of the settlement. One shareholder objected, but the Court found that the objection was not filed before the deadline set by the Court. After an October 1, 2010 hearing, the Santa Clara Superior Court issued its order providing final approval of the settlement on November 5, 2010. The Court made one change to the proposed settlement; the Court awarded plaintiffs' counsel attorney's fees in the amount of $476,600, rather than the $625,000 they had sought. We are now processing the settlement.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2009 and 2010 fiscal years, the high and low sale prices per quarter as reported in the consolidated transaction reporting system for the New York Stock Exchange are as follows:

Fiscal 2009	High	Low
First Quarter (ended January 31, 2009)	$25.07	$14.76
Second Quarter (ended April 30, 2009)	$19.69	$12.02
Third Quarter (ended July 31, 2009)	$23.89	$17.26
Fourth Quarter (ended October 31, 2009)	$29.38	$23.14
Fiscal 2010	High	Low
First Quarter (ended January 31, 2010)	$31.77	$24.69
Second Quarter (ended April 30, 2010)	$37.43	$28.13
Third Quarter (ended July 31, 2010)	$36.89	$26.74
Fourth Quarter (ended October 31, 2010)	$35.33	$26.68

        As of December 1, 2010, there were 41,457 common stockholders of record.

        We have not paid any cash dividends to date, and we currently intend to retain any future income to fund the development and growth of our business and fund stock repurchases from time to time. Our management and Board of Directors continually evaluate our capitalization strategy.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2010. The total number of shares of common stock purchased by the company during the year ended October 31, 2010 is 12,763,800.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2010 through Aug. 31, 2010	—	$—	—	$	NA
Sep. 1, 2010 through Sep. 30, 2010	456,300	$31.15	456,300	$	NA
Oct. 1, 2010 through Oct. 31, 2010	1,100,000	$33.96	1,100,000	$	NA

Total	1,556,300	$33.14	1,556,300

(1)
On November 19, 2009 our Board of Directors approved a new share repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The new share repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share repurchase program.

(2)
The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Consolidated Statement of Operations Data:					(1)
Net revenue	$5,444	$4,481	$5,774	$5,420	$4,973
Income from continuing operations before taxes and equity income	$692	$7	$815	$670	$627
Income (loss) from continuing operations	$684	$(31)	$693	$638	$1,437

Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	—	1,816
Income from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	—	54

Net income (loss)	$684	$(31)	$693	$638	$3,307

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$1.97	$(0.09)	$1.91	$1.62	$3.33
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	—	4.21
Income from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	—	0.13

Net income (loss) per share	$1.97	$(0.09)	$1.91	$1.62	$7.67

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$1.94	$(0.09)	$1.87	$1.57	$3.26
Income from and gain on sale of discontinued operations of our semiconductor products business, net of taxes	—	—	—	—	4.12
Income from discontinued operations of our semiconductor test solutions business, net of taxes	—	—	—	—	0.12

Net (loss) income per share	$1.94	$(0.09)	$1.87	$1.57	$7.50

Weighted average shares used in computing basic net income (loss) per share	347	346	363	394	431
Weighted average shares used in computing diluted net income (loss) per share	353	346	371	406	441

	October 31,
	2010	2009	2008	2007	2006
	(in millions)
Consolidated Balance Sheet Data:					(1)
Cash and cash equivalents and short-term investments	$2,649	$2,493	$1,429	$1,826	$2,262
Working capital	$3,086	$2,838	$1,852	$2,008	$2,420
Long-term restricted cash and cash equivalents	$6	$1,566	$1,582	$1,615	$1,606
Total assets	$9,696	$7,612	$7,007	$7,554	$7,369
Long-Term Debt	$2,190	$2,904	$2,125	$2,087	$1,500
Stockholders' equity	$3,228	$2,506	$2,559	$3,234	$3,648

(1)
Consolidated financial data presents our semiconductor test solutions and semiconductor products as discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

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

        On May 14, 2010, we completed the previously announced acquisition of Varian Inc. ("Varian") under the Merger Agreement, dated July 26, 2009. The results of Varian are included in Agilent's consolidated financial statements from the date of the merger. As part of the European Commission's merger approval and the Federal Trade Commission consent order, Agilent committed to sell Varian's laboratory gas chromatography ("GC") business; Varian's triple quadrupole gas chromatography-mass spectrometry ("GC-MS") business; Varian's inductively-coupled plasma-mass spectrometry ("ICP-MS") business; and Agilent's micro GC business. On May 19, 2010 we completed the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business, the ICP-MS business and the Agilent micro GC business.

        On May 1, 2010, we completed the sale of the Network Solutions Division ("NSD") of our electronic measurement business to JDS Uniphase Corporation ("JDSU"), a leading communications test and measurement company. NSD includes Agilent's network assurance solutions, network protocol test and drive test products.

        On February 2, 2010, the company sold Hycor Biomedical Inc., a wholly-owned subsidiary, to Linden LLC, a Chicago-based healthcare private equity firm. Hycor is a global manufacturer and marketer of in vitro diagnostics products.

        Agilent's total orders in 2010 were $5,744 million, an increase of 28 percent when compared to 2009. The increase in orders associated with the Varian acquisition less the orders attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of order growth for the year ended October 31, 2010 when compared to 2009. Agilent's total orders in 2009 decreased 22 percent when compared to 2008 as the global economy remained depressed.

        Agilent's net revenue of $5,444 million increased 21 percent when compared to 2009. The revenue increase associated with the Varian acquisition less the revenue attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of revenue increase for the year ended October 31, 2010 when compared to 2009. Excluding the Varian acquisition and Hycor divestiture, sales of life sciences products into applied and academic and government markets increased strongly and sales into pharmaceutical markets increased more modestly for the year ended October 31, 2010 when compared to the prior year. Excluding the Varian acquisition, sales to all end-markets grew significantly across the chemical analysis business for the year ended October 31, 2010 when compared to 2009. Within electronic measurement, general purpose end-markets improved strongly in 2010 when compared to the prior year as a result of the recovery in the electronics and semiconductor businesses. Also within electronic measurement, the communications test businesses improved in the year ended October 31, 2010 when compared to the prior year with wireless R&D and wireless manufacturing reporting strong revenue growth in the year. Agilent's total net revenue in 2009 decreased 22 percent when compared to 2008 with each of our businesses experiencing a decline in revenue compared to the prior year due to the economic downturn.

        Net income was $684 million in 2010, a net loss of $31 million in 2009 and net income of $693 million in 2008. In 2010, 2009 and 2008 we generated operating cash flows of $718 million, $408 million and $756 million, respectively. As of October 31, 2010 and 2009 we had cash and cash equivalents balances $2,649 million and $2,479 million, respectively.

        Our 2009 restructuring program, the ("FY 2009 Plan"), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014, and payments to suppliers in connection with inventory should be complete in fiscal year 2011. As of October 31, 2010, a small number of employees within electronic measurement are pending termination under the FY 2009 Plan.

        On May 14, 2010, we completed our acquisition of Varian, Inc. ("Varian"), a leading supplier of scientific instrumentation and associated consumables for life science and chemical analysis market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian included $52 cash per share of Varian's outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian's non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director's stock units were also paid at $52 per share. As part of the European Commission's merger approval and the Federal Trade Commission consent order, Agilent committed to sell Varian's laboratory gas chromatography ("GC") business; Varian's triple quadrupole gas chromatography-mass spectrometry ("GC-MS") business; Varian's inductively-coupled plasma-mass spectrometry ("ICP-MS") business; and Agilent's micro GC business. On May 19, 2010 we completed the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business, the ICP-MS business and the Agilent micro GC business for approximately $33 million. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent's consolidated financial statements from the date of merger. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, "Acquisition of Varian".

        Looking forward, while the economy remains uncertain, we continue to see numerous market opportunities and we believe Agilent is in a strong position to capitalize on them. We are focused on integrating Varian into Agilent throughout fiscal 2011 and our priority is to continue to drive revenue and cost synergies, as well as drive technology sharing between our businesses. We now believe that we will achieve $100 million in net savings as a result of the integration of Varian into Agilent.

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

                Inventory valuation.    We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

                Share-based compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value which generally uses the Black-Scholes option pricing model and is recognized on a straight-line basis. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe is representative of future behavior. In 2008 we used implied volatility of Agilent's publicly traded, similar priced stock options to estimate the expected stock price volatility assumption for employee stock option awards. From 2009, we have moved to historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated volatility from 38 percent to 48 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 22 percent if no other factors were changed.

        In the first quarter of 2009, we revised our estimate of the expected life of our employee stock options from 4.6 years to 4.4 years. In revising this estimate, we considered the historical option exercise behavior of our employees. In the first quarter of 2009, we granted the majority of our employee stock options to executive employees and the review of our data indicated that our executive employees, on average, exercise their options at 4.4 years. There was no change to the expected life of our employee stock options in 2010. See Note 4, "Share-Based Compensation," to the consolidated financial statements for more information.

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

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for both U.S. and non-U.S. plans. For 2010, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. For 2009, the U.S. discount rates were determined by matching the expected plan benefit payments against an industry discount curve. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and either remained unchanged or decreased. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

        The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A one percent change in the estimated long-term return on plan assets for 2010 would result in a $5 million impact on U.S. pension expense and a $16 million impact on non-U.S. pension expense.

        The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $82 million in 2010, $103 million in 2009, and $15 million in 2008.

                Goodwill and purchased intangible assets.    Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. We have three reporting units for goodwill impairment testing purposes: life sciences, chemical analysis and electronic measurement. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill.

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

        The results of our test for goodwill impairment, as of September 30, 2010, showed that the estimated fair values of our life sciences, chemical analysis and electronic measurement reporting units exceeded their carrying values. A 1 percent increase in the discount rate lowered the fair value by approximately 15 percent. There was no impairment of goodwill during the year ended October 31, 2010. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

        Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We performed impairment analyses of purchased intangible assets in 2010 and recorded $13 million of impairment charges primarily related to a divested business.

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

                Accounting for income taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

        Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At October 31, 2010, we provided a partial valuation allowance for our U.S. deferred tax assets and either a full or partial valuation allowance on certain foreign deferred tax assets. We intend to maintain a partial or full valuation allowance until sufficient positive evidence exists to support its reversal in the respective taxing jurisdiction.

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

Restructuring Costs, Asset Impairments and Other Charges

        Our 2009 restructuring program, the ("FY 2009 Plan"), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014, and payments to suppliers in connection with inventory should be complete in fiscal year 2011. As of October 31, 2010, a small number of employees within electronic measurement are pending termination under the FY 2009 Plan.

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

Results from Operations

Orders and Net Revenue

	Years Ended October 31,
				2010 over 2009 % Change	2009 over 2008 % Change
	2010	2009	2008
	(in millions)
Orders	$5,744	$4,486	$5,750	28%	(22)%

Net revenue:
Products	$4,464	$3,566	$4,804	25%	(26)%
Services and other	$980	$915	$970	7%	(6)%

Total net revenue	$5,444	$4,481	$5,774	21%	(22)%

	Years Ended October 31,
				2010 over 2009 Ppts Change	2009 over 2008 Ppts Change
	2010	2009	2008
% of total net revenue:
Products	82%	80%	83%	2	(3)
Services and other	18%	20%	17%	(2)	3

Total	100%	100%	100%

        Agilent's total orders in 2010 were $5,744 million, an increase of 28 percent when compared to 2009. The increase in orders associated with the Varian acquisition less the orders attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of order growth for the year ended October 31, 2010 when compared to 2009. Agilent's total orders in 2009 decreased 22 percent when compared to 2008 as the global economy remained depressed.

        Agilent's net revenue of $5,444 million increased 21 percent when compared to 2009. The revenue increase associated with the Varian acquisition less the revenue attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of revenue increase for the year ended October 31, 2010 when compared to 2009. Excluding the Varian acquisition and Hycor divestiture, sales of life sciences products into applied and academic and government markets increased strongly and sales into pharmaceutical markets increased more modestly for the year ended October 31, 2010 when compared to the prior year. Excluding the Varian acquisition, sales to all end-markets grew significantly across the chemical analysis business for the year ended October 31, 2010 when compared to 2009. Within electronic measurement, general purpose end-markets improved strongly in 2010 when compared to the prior year being led by the recovery in the electronics and semiconductor businesses. Also within electronic measurement, the communications test businesses improved in the year ended October 31, 2010 when compared to the prior year with wireless R&D and wireless manufacturing reporting strong revenue growth in the year. For the year ended October 31, 2010 Agilent's segment revenue was $5,463 million, an increase of 22 percent when compared to 2009. Note 21 shows a reconciliation between segment revenue and net revenue.

        Agilent's total net revenue in 2009 decreased 22 percent when compared to 2008 with each of our businesses experiencing a decline in revenue compared to the prior year due to the economic downturn.

        Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 7 percent in 2010 as compared to 2009. The increase in services and other revenue associated with the Varian acquisition less the revenue attributable to the network solutions divestiture accounted for 1 percentage point of revenue increase in 2010. Services and other revenue decreased 6 percent in 2009 compared to 2008 with service and other revenue showing signs of relative stability compared with product revenue in 2009.

Backlog

        On October 31, 2010, our unfilled orders for the life sciences business were approximately $350 million, as compared to approximately $210 million at October 31, 2009. On October 31, 2010, our unfilled orders for the chemical analysis business were approximately $250 million, as compared to approximately $160 million at October 31, 2009. On October 31, 2010, our unfilled orders for the electronic measurement business were approximately $830 million, as compared to $670 million at October 31, 2009. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately three months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
Gross margin on products	55.7%	52.6%	57.7%	3 ppts	(5) ppts
Gross margin on services and other	45.1%	45.7%	43.5%	(1) ppts	2 ppts
Total gross margin	53.8%	51.1%	55.4%	3 ppts	(4) ppts
Operating margin	10.3%	1.0%	13.8%	9 ppts	(13) ppts
(in millions)
Research and development	$612	$642	$704	(5)%	(9)%
Selling, general and administrative	$1,752	$1,603	$1,697	9%	(6)%

        In 2010, total gross margin increased 3 percentage points in comparison to 2009. The benefits of business and infrastructure programs, lower restructuring costs, together with favorable volume impacts offset the unfavorable impact of the Varian acquisition (including fair value adjustments), wage restoration, higher variable and incentive pay. Operating margins in 2010 increased 9 percentage points as compared to 2009.

        In January 2009, we implemented wage reductions across the company in response to deteriorating economic conditions. Those wage levels were fully restored to all employees effective November 1, 2009.

        Research and development expenditures have decreased 5 percent in 2010 compared to 2009. Increases in expenses due to the Varian acquisition, wage restoration, higher variable and incentive pay were more than offset by the impact of the divested businesses (the network solutions and Hycor businesses) and decreased restructuring expenses.

        Selling, general and administrative expenses increased 9 percent during the year. Increased expenditure was due to the Varian acquisition, higher variable and incentive pay and wage restoration offset by the impact of decreased restructuring expenses and the divested businesses (the network solutions and Hycor businesses).

        Gross inventory charges were $30 million in 2010, $54 million in 2009 and $24 million in 2008. Sales of previously written down inventory were $5 million in 2010, $8 million in 2009 and $6 million in 2008.

        Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, which contributes to the fundamental understanding of areas critical to our future; foundation technologies, which enables fundamental advances across all businesses; communications, which creates technologies to enable pervasive access to information; life sciences, which enables next-generation pharmaceuticals and improved patient outcomes; and measurement, which provides critical advances in test and measurement electronics and systems. Our research seeks to improve on various technical competencies in electronics such as compound semiconductor devices, digital imaging systems and microfabrication technologies; software, systems and solutions such as applied mathematics, knowledge management and measurement science; life sciences such as computational biology, molecular diagnostics and high-throughput measurements; and photonics, such as precision automation technology, optical switching and high-speed optical links. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, focus on major new product releases, and develop new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense.

        For the year ended October 31, 2010 we recorded a $132 million gain on the sale of our network solutions business and $54 million of income in respect of a tax sharing settlement with Hewlett Packard Company.

        At October 31, 2010, our headcount was approximately 18,500 compared to 16,800 in 2009 and 19,600 in 2008. The increase in our headcount in 2010, compared to 2009, was due to the Varian acquisition. The decrease in our headcount in 2009, compared to 2008, was due to our 2009 restructuring program.

Provision for Income Taxes

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Provision for income taxes	$8	$38	$122

        For 2010, the annual effective tax rate was 1 percent. The 1 percent effective tax rate includes a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that have low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2009, the annual effective tax rate was 543 percent. The 543 percent effective tax rate reflects that our structure has a fixed component of tax and that on reduced profitability unusual tax rate results. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $67 million relating primarily to the lapses of statutes of limitations and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions where we have recorded valuation allowances.

        For 2008, the annual effective tax rate was 15 percent. The 15 percent effective tax rate includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances.

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore and Malaysia. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. As a result of the incentives, the impact of the tax holidays decreased income taxes by $62 million, $14 million and $112 million in 2010, 2009 and 2008, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.18, $0.04 and $0.30 in 2010, 2009 and 2008, respectively.

        During 2003, we established a valuation allowance for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2009 and 2010, we continued to maintain the partial valuation allowances for U.S. federal and state deferred tax assets. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal. In 2010, after consideration of all the available positive and negative evidence, we concluded that it is more likely than not that all of the U.K. deferred tax assets will be realized and reversed the entire valuation allowance.

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

        On August 31, 2010 we reached an agreement with the Internal Revenue Service ("IRS") for tax years 2000 through 2002. The adjustments were offset by applying available net operating losses and had no material impact on our Statement of Operations. Our U.S. federal income tax returns for 2003 through 2007 are under audit by the IRS. In December 2010, we reached an agreement with the IRS for tax years 2003-2005. In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.

Global Infrastructure Organization

        Agilent's global infrastructure organization ("GIO") remains a key component of our operating model. GIO, which includes IT, workplace services, human resources, legal, finance and other corporate functions, has reduced its cost structure over the past year in conjunction with the business restructuring that was completed. We will continue to efficiently manage and leverage our infrastructure resources to support our businesses in the coming year.

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

Life Sciences

        Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography (LC) systems, columns and components; liquid chromatography mass spectrometry (LCMS) systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (NMR) and Magnetic Resonance Imaging (MRI) systems along with X-Ray crystallography, and services and support for the aforementioned products.

  Orders and Net Revenue

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Orders	$1,526	$1,234	$1,313	24%	(6)%

Net revenue from products	$1,179	$964	$1,008	22%	(4)%
Net revenue from services and other	300	255	250	18%	2%

Total net revenue	$1,479	$1,219	$1,258	21%	(3)%

        Life sciences orders in 2010 increased 24 percent compared to 2009. Excluding the Varian acquisition and the Hycor divestiture, orders grew 15 percent year over year. Order results were led by strength in the LC, microarray, and automation portfolios, along with consumables and services. This helped to offset soft sales in bio-reagents. We saw solid performance in new products, such as the 1200 Infinity LC Series and SureSelect Target Enrichment System. Growth in consumables was especially driven by sales of LC columns. Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, orders grew 15 percent in the Americas, 4 percent in Europe, 12 percent in Japan, and 31 percent in other Asia Pacific during 2010 when compared to 2009. In 2009, orders declined 6 percent when compared to 2008, impacted by the significant downturn in the global economy although the business was able to sustain growth in key markets such as academic and government.

        Life sciences revenues in 2010 increased 21 percent compared to 2009. Excluding the Varian acquisition and the Hycor divestiture, revenue grew 14 percent year over year. In addition, foreign currency movements for 2010 had a favorable currency impact of 2 percentage points compared to 2009. Revenue growth was led by the LC, LCMS, informatics, genomics, and consumables portfolios. Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, revenues grew 14 percent in the Americas, 7 percent in Europe, 18 percent in Japan, and 25 percent in other Asia Pacific during 2010 when compared to 2009. In 2009, revenue declined 3 percent when compared to 2008, impacted by the significant downturn in the global economy with mixed results across geographies.

        We saw growth in the pharmaceutical and biotech, academic, government, food, and other applied markets. Governments are investing in improving testing capabilities, with growing demand for LC and LCMS technology, along with consumables. In the research space, demand for life science application solutions (genomics, metabolomics, and proteomics) is sustained. In the food market, interest in food safety remains with expanding opportunities on functional food testing using metabolomics studies. Other applied markets such as forensics, with interest in LCMS usage, are gaining momentum. Next generation sequencing continues on an aggressive growth path and is capturing a large portion of funding in the genomics field and the SureSelect Target Enrichment System can help our customers improve the cost and process efficiency of next generation sequencing.

        Looking forward, we expect sustained growth in the academic, government, pharmaceutical and biotech markets to drive further demand in our instruments, reagents, application solutions, and consumables products. In our life sciences sales channel coverage model, we are specifically adding capabilities to address life science applications expertise. The life sciences business also remains focused on expanding our application portfolio for our customers. We have a strong line of new product introductions coming to drive further order and revenue growth.

        In addition, our strategic focus is to ensure the successful integration of Varian. With the acquisition of Varian, the life sciences business now has an expanded product portfolio, including complementary products in liquid chromatography, mass spectrometry, consumables, new offerings in dissolution testing, and magnetic resonance (NMR, MRI). Revenue synergies are expected with the expansion of our product portfolio and ability to offer new applications and solutions to life sciences customers. Cost synergies will result from leveraging our global infrastructure and our purchasing power.

  Gross Margin and Operating Margin

        The following table shows the life sciences business's margins, expenses and income from operations for 2010 versus 2009, and 2009 versus 2008.

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
Total gross margin	53.5%	54.2%	53.1%	(1) ppt	1 ppt
Operating margin	15.0%	14.3%	13.2%	1 ppt	1 ppt
(in millions)
Research and development	$142	$131	$134	9%	(2)%
Selling, general and administrative	$427	$356	$368	20%	(3)%
Income from operations	$221	$174	$166	27%	5%

        Gross margins for products and services in 2010 decreased 1 percentage point compared to 2009. Changes in 2010 were due to the impact of the Varian acquisition, wage restoration, higher variable pay and incentive pay, and higher shared corporate infrastructure expenses partially offset by favorable volume impact. Gross margins improved by 1 percentage point in 2009 compared to 2008 as wage reductions, lower variable pay, lower global infrastructure costs and favorable currency movements were partially offset by lower volume and higher discounts.

        Research and development expenses in 2010 increased 9 percent compared to 2009. In addition to an increase related to the Varian acquisition, the increase was due to selective investments in new product introductions, wage restoration, higher variable pay and incentive pay partially offset by lower shared corporate infrastructure expenses and the impact of the Hycor divestiture. Research and development expenses declined 2 percent in 2009 compared to 2008. The decline was driven by wage reductions, lower variable pay, lower global infrastructure costs and favorable foreign currency movements partially offset by increase in discretionary spending.

        Selling, general and administrative expenses in 2010 increased 20 percent compared to 2009. In addition to increases due to the Varian acquisition, increases resulted from the establishment and staffing of the dedicated life sciences sales channel, higher commissions, wage restoration, higher variable pay and incentive pay, and higher shared corporate infrastructure expenses partially offset by the impact of the Hycor divestiture. Selling, general and administrative expenses declined 3 percent in 2009 compared to 2008. The decline was driven by wage reductions, lower variable pay, lower global infrastructure costs and foreign currency movements.

        Operating margins for products and services in 2010 increased 1 percentage point compared to 2009. Operating margins improved by 1 percentage point in 2009 compared to 2008. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

  Income from Operations

        Income from operations in 2010 increased by $47 million or 27 percent on a corresponding revenue increase of $260 million. The resultant year-over-year operating margin incremental was 18 percent. Operating margin incremental is measured by the increase in income compared to prior period from operations divided by the increase in revenue compared to the prior period. Income from operations in 2009 increased by $8 million or 5 percent compared to 2008 on a revenue decrease of $39 million due to the temporary wage and variable pay reduction.

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

  Orders and Net Revenue

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Orders	$1,224	$853	$962	43%	(11)%

Net revenue from products	$954	$653	$726	46%	(10)%
Net revenue from services and other	246	191	211	29%	(9)%

Total net revenue	$1,200	$844	$937	42%	(10)%

        Chemical analysis orders in 2010 increased 43 percent compared to 2009. Excluding the Varian acquisition, orders grew 17 percent year-over-year. Order results were led by solid performance in the gas chromatography ("GC"), gas chromatography mass spectrometry ("GC-MS"), inductively coupled plasma mass spectrometry ("ICP-MS"), and vacuum pump portfolios, along with services and consumables. Growth in the services and support business was driven by strong instrument orders. Geographically, excluding the impact of the Varian acquisition, orders grew 17 percent in the Americas, 9 percent in Europe, 21 percent in Japan, and 25 percent in other Asia Pacific during 2010 when compared to 2009. In 2009, orders declined 11 percent when compared to 2008, impacted by the significant downturn in the global economy although the business was able to sustain growth in the food safety and China markets.

        Chemical analysis revenues for the 2010 increased 42 percent compared to 2009. Excluding the Varian acquisition, revenue grew 15 percent year-over-year. Revenue growth was led by the GC, GC-MS, ICP-MS, mid-range GC, and vacuum pump portfolios, along with consumables. Geographically, excluding the impact of the Varian acquisition, revenues grew 13 percent in the Americas, 8 percent in Europe, 24 percent in Japan, and 21 percent in other Asia Pacific during 2010 when compared to 2009. In 2009 revenue declined 10 percent when compared to 2008, impacted by the significant downturn in the global economy with declines in our main geographies, except for China.

        We saw continued robust growth in the petrochemical, food, and environmental markets. The hydrocarbon processing industry within the petrochemical market is recovering from the recession. The food market remains strong for pesticide, veterinary medicine, and emerging applications worldwide. United States stimulus funding has prompted increased construction projects, leading to growth in air, water, and soil testing. China's government continues to invest in environmental protection and improvement, with emphasis on drinking water quality. European directives continue to be the major business drivers for environmental analysis in both the public and private sector, with emphasis on emissions testing for construction materials.

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

        In addition, our strategic focus is to ensure the successful integration of Varian. With the acquisition of Varian, the chemical analysis product portfolio now has new offerings in spectroscopy and vacuum technologies, complementary mass spectrometry products, and an expanded consumables portfolio. Revenue synergies are expected as a result of the new product portfolio and broader customer and geographic reach. Cost synergies will result from leveraging our global infrastructure and our purchasing power.

  Gross Margin and Operating Margin

        The following table shows the chemical analysis business's margins, expenses and income from operations for 2010 versus 2009, and 2009 versus 2008.

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
Total gross margin	53.5%	54.4%	54.8%	(1) ppt	—
Operating margin	23.3%	25.6%	26.0%	(2) ppt	—
(in millions)
Research and development	$68	$50	$54	36%	(8)%
Selling, general and administrative	$294	$193	$215	52%	(10)%
Income from operations	$279	$216	$244	29%	(12)%

        Gross margins for products and services in 2010 decreased 1 percentage point compared to 2009. The addition of the Varian portfolio drove the margin decline. Other factors impacting gross margins were higher variable pay and incentive pay, wage restoration, and higher shared corporate infrastructure expenses, offset by favorable volume impact and currency movements. Gross margins were relatively flat in 2009 compared to 2008 as lower volume and higher discounts were offset by wage reductions, lower variable pay, lower global infrastructure costs and favorable currency movements.

        Research and development expenses in 2010 increased 36 percent compared to 2009. In addition to an increase related to the Varian acquisition, the increase was due to wage restoration, higher variable pay and incentive pay, higher shared corporate infrastructure expenses, and higher discretionary spending. Research and development expenses declined 8 percent in 2009 compared to 2008. The decline was driven by wage reductions, lower variable pay, lower discretionary spending and favorable foreign currency movements.

        Selling, general and administrative expenses in 2010 increased 52 percent compared to 2009. In addition to increases due to the Varian acquisition, increases resulted from increased commissions, wage restoration, higher variable pay and incentive pay and higher shared corporate infrastructure expenses. Selling, general and administrative expenses declined 10 percent in 2009 compared to 2008. The decline was driven by wage reductions, lower variable pay, lower global infrastructure costs and foreign currency movements.

        Operating margins for products and services in 2010 decreased 2 percentage points compared to 2009. Operating margins were relatively flat in 2009 compared to 2008. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

  Income from Operations

        Income from operations in 2010 increased by $63 million or 29 percent on a corresponding revenue increase of $356 million. The resultant year-over-year operating margin incremental was 18 percent. Income from operations in 2009 decreased by $28 million or 12 percent compared to 2008 on a corresponding revenue decrease of $93 million, a 30 percent year-over-year operating margin decremental.

Electronic Measurement

        Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment, and microscopy products. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

  Orders and Net Revenue

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Orders	$2,994	$2,399	$3,475	25%	(31)%

Net revenue from products	$2,345	$1,949	$3,062	20%	(36)%
Net revenue from services and other	439	469	517	(6)%	(9)%

Total net revenue	$2,784	$2,418	$3,579	15%	(32)%

        Electronic measurement orders increased 25 percent in 2010, a significant improvement from the 31 percent decline in 2009 when overall demand was negatively impacted by broad economic weakness. Foreign currency movements had a slightly favorable impact on the year-over-year growth rate. In our general purpose test business, growth was led by improvement in the computers and semiconductor market with solid performance in aerospace and defense and industrial applications. In our communications test business, strengthening wireless R&D and manufacturing related demand was partially offset by a decline in network monitoring associated with the divestiture of the network solutions business. On a geographic basis, 2010 orders increased 14 percent in the Americas, 19 percent in Europe, 29 percent in Japan and 45 percent in other Asia Pacific. Electronic measurement orders declined 31 percent in 2009 compared to 2008, as order trends deteriorated and then improved with the global economic recovery and strengthening demand, particularly in our general purpose segment.

        Electronic measurement revenues grew 15 percent in 2010 compared to a 32 percent decline in 2009 due to a broad-based recovery across both general purpose and communications test markets. Foreign currency movements were slightly favorable, contributing to the year-over-year growth in 2010. Regionally, revenues from the Americas increased 8 percent, Europe grew 12 percent, Japan improved 7 percent and other Asia Pacific increased 32 percent compared to 2009. Revenue from products increased 20 percent year-over-year while service related revenue declined as a result of the divestiture of the network solutions business. Electronic measurement revenues declined 32 percent in 2009 compared to 2008, reflecting weakness across general purpose and communications test markets in all geographies.

        General purpose test revenues, representing approximately 64 percent of electronic measurement revenues, reflected strength in the computers and semiconductor business, solid growth in aerospace and defense, and improvement in demand from industrial customers. Strength in the computers and semiconductor business reflected the growing demand for cell phones, computers and electronics. Aerospace and defense business growth was consistent with the focus in the United States on improving information management, with faster growth in surveillance and intelligence, and increased spending in Asia. Overall improvement in economic conditions contributed to more demand from customers with industrial or general purpose applications. General purpose test revenues, representing approximately 63 percent of electronic measurement revenue in 2009, reflected declines across all market segments with steeper declines in the computer and semiconductor and other general purpose test business.

        Communications test revenues, representing approximately 36 percent of electronic measurement revenues, experienced growth in wireless R&D and manufacturing test, offset partially by a decline in network monitoring business resulting from the divestiture of the network solutions business. Wireless R&D grew as market conditions improved and targeted investments increased for high data rate applications, including long-term evolution (an emerging wireless standard). Wireless manufacturing business increased due to strong demand relating to Smartphones and 3G expansion. Performance in other communications test submarket reflected growth in broadband revenues offset by the unfavorable impact of the network solutions divestiture. Communications test revenues, representing approximately 37 percent of electronic measurement revenues in 2009, reflected weakness across all end markets, particularly wireless manufacturing.

        Looking forward, we expect growth rates will moderate as a result of comparisons to stronger 2010 results, particularly for the general purpose test business. We expect continuing demand from our key market segments to support overall growth in the near term, subject to continuing economic expansion and stability in the semiconductor industry.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2010 versus 2009 and 2009 versus 2008.

	Years Ended October 31,
				2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
Total gross margin	58.4%	53.5%	57.6%	5 ppts	(4) ppts
Operating margin	15.7%	—%	13.3%	16 ppts	(13) ppts
(in millions)
Research and development	$391	$425	$509	(8)%	(17)%
Selling, general and administrative	$798	$869	$1,076	(8)%	(19)%
Income from operations	$438	$1	$477	100%	(100)%

        Gross margins for products and services increased 5 percentage points year-over-year in 2010 due to higher volume, lower cost structure and favorable currency impact. Volume-adjusted gross margins improved relative to 2009 primarily due to savings from restructuring programs, favorable currency impact including hedging gains and lower infrastructure costs, which were partially offset by wage restoration and higher variable pay. Gross margins for products and services declined 4 percentage points year-over-year in 2009 compared to 2008 due primarily to the significant decline in revenue.

        Research and development expenses in 2010 declined $34 million, or 8 percent, compared to 2009. This decline was driven primarily by savings from restructuring programs, lower infrastructure costs and spending reductions of which a portion related to the network solutions business divestiture that were partially offset by wage restoration, an increase in variable pay and the unfavorable year-over-year impact of currency movements. Research and development expenses in 2009 declined $84 million, or 17 percent, compared to 2008 due to lower variable pay, wage reductions, savings from restructuring, lower infrastructure costs and the favorable year-over-year impact of currency movements, which were offset by higher pension benefit expenses.

        Selling, general and administrative expenses in 2010 decreased $71 million, or 8 percent, compared to 2009. Similar to R&D, year-over-year reductions in selling, general and administrative expenses were driven by savings from restructuring programs, lower infrastructure costs and reduced spending partly related to the network solutions business divestiture, which were partially offset by wage restoration and higher variable pay, unfavorable year-over-year impact of currency movements and higher commissions. Selling, general and administrative expenses in 2009 decreased $207 million, or 19 percent, compared to 2008 driven by lower variable pay, wage reductions, savings from restructuring, lower infrastructure costs, reduced commissions and the favorable year-over-year impact of currency movements, which were offset by higher pension benefit expenses.

        Operating margins increased by 16 percentage points in 2010 compared to 2009 due to the combination of higher revenue volume and structural and operational expense reductions. Operating margins declined by 13 percentage points in 2009 compared to 2008 due to lower revenue volume that was partially offset by spending reductions.

  Income from Operations

        Income from operations increased by $437 million in 2010 compared to 2009 on a revenue increase of $366 million, a 119 percent year-over-year operating margin incremental that reflects the benefit of structural and operational expense reductions. The resultant year-over-year operating margin incremental is expected to moderate going forward as compares are made against relatively stronger 2010 results. Income from operations declined by $476 million in 2009 compared to 2008 on a revenue decrease of $1,161 million, a 41 percent year-over-year operating margin decremental as structural and operational expense reductions offset the unfavorable impact of lower revenue.

Financial Condition

  Liquidity and Capital Resources

        As of October 31, 2010, approximately 37 percent of our cash and cash equivalents is held in the U.S. and 40 percent is held in a centrally managed global cash pool outside the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Our financial position as of October 31, 2010 consisted of cash and cash equivalents of $2,649 million as compared to $2,479 million as of October 31, 2009.

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $718 million in 2010 compared to $408 million provided in 2009 mainly due to improved operating results. We paid approximately $48 million in taxes in 2010 as compared to $113 million in the same period in 2009. In 2008, we generated $756 million in net cash provided by operating activities.

        In 2010, accounts receivable used cash of $166 million as compared to cash provided of $193 million in 2009. Days' sales outstanding were 50 days in 2010 as compared to 46 days in 2009. Accounts payable provided cash of $113 million in 2010 as compared to cash used of $7 million in 2009. Cash used in inventory was $51 million in 2010 compared to cash provided of $47 million in 2009. Inventory day's on-hand decreased to 87 days in 2010 compared to 93 days in 2009.

        We contributed $30 million and $37 million to our U.S. defined benefit plans in 2010 and 2009, respectively. We contributed $47 million and $71 million to our non-U.S. defined benefit plans in 2010 and 2009, respectively. We contributed $1 million to our U.S. post-retirement benefit plans in 2010 and 2009. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2010 were $78 million or 28 percent less than 2009. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $83 million to our U.S. and non-U.S. defined benefit plans during 2011.

  Net Cash Used in Investing Activities

        Net cash used in investing activities in 2010 was $1,174 million compared to $14 million used in 2009. In 2008, we used $399 million of net cash in the investing activities of operations.

        Investments in property, plant and equipment were $121 million in 2010 and $128 million in 2009. Proceeds from sale of property, plant and equipment were $7 million in 2010 as compared to $1 million in 2009. In 2010, we invested $1,313 million in acquisitions of businesses and intangible assets compared to $2 million in 2009 which was primarily related to our acquisition of Varian. In 2008, we invested $172 million in acquisitions of businesses and purchase of intangible assets. In 2010, we did not purchase any investment securities as compared to $30 million in 2009. Proceeds from the sale of such securities in 2010 were $38 million as compared to $94 million in 2009. Proceeds from divestitures were $205 million in 2010, primarily our network solutions and Hycor businesses, compared to $45 million in 2009.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities in 2010 was $601 million compared to $657 million provided in 2009. In 2008, we used $774 million in financing activities.

  Treasury stock repurchases

        On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2010 we repurchased 13 million shares for $411 million using settlement date calculation.

  Credit Facility

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2010 the company has no borrowings outstanding under the facility.

  Short-term debt

        We currently hold $1.5 billion of short-term debt (the "World Trade Debt") which was refinanced and the repayment date was extended to January 27, 2011. We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

  Long-term debt

        On October 24, 2007, the company issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

        On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at October 31, 2010 was $35 million.

        On September 9, 2009, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2012 (the "2012 notes") and a $500 million tranche maturing in 2015 (the "2015 notes"). The 2012 notes were issued at 99.91% of their principal amount, bear interest at a fixed rate of 4.45% per annum, and mature on September 14, 2012. The 2015 notes were issued at 99.69% of their principal amount, bear interest at a fixed rate of 5.50% per annum, and mature on September 14, 2015. Interest on both tranches is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

        On July 13, 2010, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2013 (the "2013 notes") and a $500 million tranche maturing in 2020 (the "2020 notes"). The 2013 notes were issued at 99.82% of their principal amount, bear interest at a fixed rate of 2.50% per annum and mature on July 15, 2013. The 2020 notes were issued at 99.54% of their principal amount, bear interest at a fixed rate of 5.00% per annum, and mature on July 15, 2020. Interest on both tranches is payable semi-annually on January 15th and July 15th of each year, payments commencing on January 15, 2011.

        Upon the closing of the offering of the 2012, 2015 and 2020 senior notes, we entered into interest rate swaps for the full aggregate notional amount of the aforementioned tranches, $1,250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 257.6 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2010, the fair value of the swaps was an asset of $61 million with a corresponding increase in carrying value of the senior notes.

        On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 we paid off this debt completely.

        On June 3, 2010, as a result of the Varian acquisition, the company also paid $14 million to satisfy an outstanding term loan of Varian with a U.S. financial institution which had a fixed interest rate of 6.7%. The $14 million payment of the term loan included an early termination fee of $2 million.

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

        The following table summarizes our total contractual obligations at October 31, 2010 for operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$57	$77	$36	$31
Commitments to contract manufacturers and suppliers	749	8	—	—
Other purchase commitments	23	32	12	4
Retirement plans	83	—	—	—

Total	$912	$117	$48	$35

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

        In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2010, the liability for our firm, non-cancelable and unconditional purchase commitments was $4 million, compared to same amount as of October 31, 2009. These amounts are included in other accrued liabilities in our consolidated balance sheet.

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

        We had no material off-balance sheet arrangements as of October 31, 2010 or October 31, 2009.

  On Balance Sheet Arrangements

        The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to long-term debt (in millions):

	Less than one year	One to three years	Three to five years	More than five years
World Trade debt	$1,500	$—	$—	$—
Senior notes	—	500	500	1,100
Other debt	1	—	—	—

Total	$1,501	$500	$500	$1,100

        We have contractual obligations for interest payments on the above debts. Interest rates and payment dates are detailed in "Net Cash Provided by Financing Activities".

        As of October 31, 2010, $430 million of taxes payable are included in other long-term liabilities. We are unable to accurately predict when these amounts will be paid or released.

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

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues in 2010, 62 percent of our revenues in 2009 and 65 percent of our revenues in 2008 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2010 and 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

        We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt's fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2010, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2010 and October 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of November 1, 2007.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 17, 2010

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2010	2009	2008
	(in millions, except per share data)
Net revenue:
Products	$4,464	$3,566	$4,804
Services and other	980	915	970

Total net revenue	5,444	4,481	5,774
Costs and expenses:
Cost of products	1,976	1,692	2,030
Cost of services and other	538	497	548

Total costs	2,514	2,189	2,578
Research and development	612	642	704
Selling, general and administrative	1,752	1,603	1,697

Total costs and expenses	4,878	4,434	4,979
Income from operations	566	47	795
Interest income	20	29	113
Interest expense	(96)	(88)	(123)
Gain on sale of network solutions business, net	132	—	—
Other income (expense), net	70	19	30

Income before taxes	692	7	815
Provision for income taxes	8	38	122

Net income (loss)	$684	$(31)	$693

Net income (loss) per share — Basic:	$1.97	$(0.09)	$1.91
Net income (loss) per share — Diluted:	$1.94	$(0.09)	$1.87
Weighted average shares used in computing net income (loss) per share:
Basic	347	346	363
Diluted	353	346	371

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2010	2009
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,649	$2,479
Short-term restricted cash and cash equivalents	1,550	—
Short-term investments	—	14
Accounts receivable, net	869	595
Inventory	716	552
Other current assets	385	321

Total current assets	6,169	3,961
Property, plant and equipment, net	980	845
Goodwill	1,456	655
Other intangible assets, net	494	167
Long-term restricted cash and cash equivalents	6	1,566
Long-term investments	142	163
Other assets	449	255

Total assets	$9,696	$7,612

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$499	$307
Employee compensation and benefits	395	336
Deferred revenue	358	285
Short-term debt	1,501	1
Other accrued liabilities	330	194

Total current liabilities	3,083	1,123
Long-term debt	2,190	2,904
Retirement and post-retirement benefits	477	498
Other long-term liabilities	710	573

Total liabilities	6,460	5,098

Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 579 million shares at October 31, 2010 and 566 million shares at October 31, 2009 issued	6	6
Treasury stock at cost; 233 million shares at October 31, 2010 and 220 million shares at October 31, 2009	(8,038)	(7,627)
Additional paid-in-capital	7,904	7,552
Retained earnings	3,444	2,760
Accumulated other comprehensive loss	(88)	(185)

Total stockholder's equity	3,228	2,506
Non-controlling interest	8	8

Total equity	3,236	2,514

Total liabilities and equity	$9,696	$7,612

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Cash flows from operating activities:
Net income (loss)	$684	$(31)	$693
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	202	162	201
Share-based compensation	66	71	82
Deferred taxes	(109)	28	(53)
Excess and obsolete inventory-related charges	30	54	24
Translation gain from liquidation of a subsidiary	—	—	(25)
Non-cash restructuring and asset impairment charges	26	39	8
Net(gain) loss on sale of investments	(2)	—	4
Net (gain) loss on sale of assets and divestitures	(127)	(6)	2
Net pension curtailment and settlement gains	—	(16)	—
Other	—	2	(1)
Changes in assets and liabilities:
Accounts receivable, net	(166)	193	(44)
Inventory	(51)	47	(14)
Accounts payable	113	(7)	(21)
Employee compensation and benefits	17	(86)	(10)
Interest rate swap proceeds	—	43	—
Other assets and liabilities	35	(85)	(90)

Net cash provided by operating activities	718	408	756
Cash flows from investing activities:
Investments in property, plant and equipment	(121)	(128)	(154)
Proceeds from the sale of property, plant and equipment	7	1	14
Purchase of investment securities	—	(30)	(256)
Proceeds from the sale of investment securities	38	94	150
Proceeds from divestitures, net	205	45	—
Change in restricted cash, cash equivalents and investments, net	10	16	33
Purchase of minority interest	—	(10)	(14)
Acquisitions of businesses and intangible assets, net of cash acquired	(1,313)	(2)	(172)

Net cash used in investing activities	(1,174)	(14)	(399)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	299	71	211
Treasury stock repurchases	(411)	(157)	(1,001)
Proceeds from credit facility	—	325	510
Repayment of credit facility	—	(325)	(510)
Proceeds from long-term debt and senior notes	747	748	16
Debt issuance costs	(5)	(5)	—
Payment of long-term debts	(29)	—	—

Net cash provided by (used in) financing activities	601	657	(774)
Effect of exchange rate movements	25	23	(4)
Net increase (decrease) in cash and cash equivalents	170	1,074	(421)
Cash and cash equivalents at beginning of year	2,479	1,405	1,826

Cash and cash equivalents at end of year	$2,649	$2,479	$1,405

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2007	551,122	$6	$7,117	(180,741)	$(6,469)	$2,172	$408	$3,234	$14	$3,248
Components of comprehensive income:
Net income	—	—	—	—	—	693	—	693	—	693
Change in unrealized gain on investments	—	—	—	—	—	—	(40)	(40)	—	(40)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(26)	(26)	—	(26)
Translation gain reclassified into earnings related to liquidation of a subsidiary	—	—	—	—	—	—	(25)	(25)	—	(25)
Change in foreign currency translation	—	—	—	—	—	—	(100)	(100)	—	(100)
Deferred taxes, primarily related to unrealized losses on investments and derivatives	—	—	—	—	—	—	13	13	—	13
Change in deferred net pension costs:									—
Net loss, including tax impact							(409)	(409)	—	(409)
Net prior service credit	—	—	—	—	—	—	1	1	—	1

Total comprehensive income								107	—	107

Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	3	3
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3)	(3)
Adjustment to initially apply amendment to ASC 740, "Income Taxes"	—	—	—	—	—	(74)	—	(74)	—	(74)
Share-based awards issued	9,545	—	211	—	—	—	—	211	—	211
Repurchase of common stock	—	—	—	(30,081)	(1,001)	—	—	(1,001)	—	(1,001)
Share-based compensation	—	—	82	—	—	—	—	82	—	82

Balance as of October 31, 2008	560,667	6	7,410	(210,822)	(7,470)	2,791	(178)	2,559	14	2,573
Components of comprehensive income:
Net loss	—	—	—	—	—	(31)	—	(31)	—	(31)
Change in unrealized loss on investments	—	—	—	—	—	—	6	6	—	6
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	1	1	—	1
Losses reclassified into earnings related to derivative instruments	—	—	—	—	—	—	23	23	—	23
Change in foreign currency translation	—	—	—	—	—	—	157	157	—	157
Deferred taxes, primarily related to derivatives	—	—	—	—	—	—	(6)	(6)	—	(6)
Change in deferred net pension costs:
Net loss, including tax impact	—	—	—	—	—	—	(287)	(287)	—	(287)
Net prior service credit	—	—	—	—	—	—	99	99	—	99

Total comprehensive loss								(38)	—	(38)

Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	7	7
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3)	(3)
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	(10)	(10)
Share-based awards issued	5,400	—	71	—	—	—	—	71	—	71
Repurchase of common stock	—	—	—	(9,097)	(157)	—	—	(157)	—	(157)
Share-based compensation	—	—	71	—	—	—	—	71	—	71

Balance as of October 31, 2009	566,067	$6	$7,552	(219,919)	$(7,627)	$2,760	$(185)	$2,506	$8	$2,514

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF EQUITY — (Continued)

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2009	566,067	$6	$7,552	(219,919)	$(7,627)	$2,760	$(185)	$2,506	$8	$2,514
Components of comprehensive income:
Net income	—	—	—	—	—	684	—	684	—	684
Change in unrealized gain on investments	—	—	—	—	—	—	1	1	—	1
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	4	4	—	4
Losses reclassified into earnings related to derivative instruments	—	—	—	—	—	—	(7)	(7)	—	(7)
Change in foreign currency translation	—	—	—	—	—	—	70	70	—	70
Deferred taxes, primarily related to pensions	—	—	—	—	—	—	10	10	—	10
Change in deferred net pension costs:
Net gain	—	—	—	—	—	—	44	44	—	44
Net prior service cost	—	—	—	—	—	—	(25)	(25)		(25)

Total comprehensive income								781	—	781

Share-based awards issued	12,760	—	288	—	—	—	—	288	—	288
Repurchase of common stock	—	—	—	(12,764)	(411)	—	—	(411)	—	(411)
Share-based compensation	—	—	64	—	—	—	—	64	—	64

Balance as of October 31, 2010	578,827	$6	$7,904	(232,683)	$(8,038)	$3,444	$(88)	$3,228	$8	$3,236

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

        Acquisition of Varian, Inc.    On May 14, 2010, we completed our acquisition of Varian, Inc. ("Varian"), a leading supplier of scientific instrumentation and associated consumables for life science and chemical analysis market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian included $52 cash per share of Varian's outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. Varian's non-vested restricted stock awards, non-vested performance shares, at 100 percent of target, and non-vested director's stock units were also paid at $52 per share. As part of the European Commission's merger approval and the Federal Trade Commission consent order, Agilent committed to sell Varian's laboratory gas chromatography ("GC") business; Varian's triple quadrupole gas chromatography-mass spectrometry ("GC-MS") business; Varian's inductively-coupled plasma-mass spectrometry ("ICP-MS") business; and Agilent's micro GC business. On May 19, 2010 we completed the sale of the Varian laboratory GC business, the triple quadrupole GC-MS business, the ICP-MS business and the Agilent micro GC business for approximately $33 million. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent's consolidated financial statements from the date of merger. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, "Acquisition of Varian".

        Sale of Network Solutions Division.    On May 1, 2010, we completed the sale of the Network Solutions Division ("NSD") of our electronic measurement business to JDS Uniphase Corporation ("JDSU"), a leading communications test and measurement company. JDSU paid Agilent $160 million and we recorded a net gain on the sale of NSD of $132 million in fiscal 2010. NSD includes Agilent's network assurance solutions, network protocol test and drive test products. The results of operations of NSD were not significant to the income from operations of Agilent for the year ended October 31, 2010.

        Sale of Hycor Biomedical, Inc.    On February 2, 2010, the company sold Hycor Biomedical Inc., a wholly-owned subsidiary, to Linden LLC, a Chicago-based healthcare private equity firm. Hycor is a global manufacturer and marketer of in vitro diagnostics products.

        Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Share-based compensation.    For the years ended 2010, 2009 and 2008, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting in accordance with the revised authoritative guidance. Under the fair value method, we recorded compensation expense for all share-based awards of $66 million in 2010, $71 million in 2009 and $82 million in 2008.

        Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts,

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managing product rollovers and working with manufacturing to maximize recovery of excess inventory.

        Taxes on income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

        Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue . The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

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

        The provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Accordingly, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. For 2010, Agilent had three reporting units, which were the same as our operating segments: life sciences, chemical analysis and electronic measurement.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

        Advertising.    Advertising costs are expensed as incurred and amounted to $45 million in 2010, $36 million in 2009 and $45 million in 2008 for Agilent operations.

        Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. The number of shares assumed to be purchased also considers the amount of unrecognized compensation cost for future service. As a result of the company's net loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding. Diluted net income (loss) per share for fiscal years 2010, 2009 and 2008 excluded the potentially dilutive effect of 11 million, 29 million and 7 million options to purchase common stock, respectively, as their effect was antidilutive.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        As of October 31, 2010, approximately 37 percent of our cash and cash equivalents is held in the U.S. and 40 percent is held in a centrally managed global cash pool outside the U.S. The remainder is held by other Agilent entities throughout the world. Approximately 12 percent of our overall cash and cash equivalents is maintained in demand deposit accounts with global financial institutions of high credit quality and is available to be used in paying and receiving activities. The remainder is invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Restricted cash and cash equivalents was $1.6 billion in 2010 and 2009 mostly held in commercial paper.

        Fair Value of Financial Instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. Agilent determines the fair value of short-term and long-term investments in debt securities considering information obtained from independent pricing sources. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

        Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits, commercial paper and demand deposit balances. These investments are categorized as cash and cash equivalents, restricted cash and cash equivalents and short-term and long-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We have a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent or more of combined accounts receivable as of October 31, 2010 and October 31, 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Derivative instruments.    Agilent is exposed to global market exchange rate and interest rate risks in the normal course of business. We enter into foreign exchange contracts, primarily forward contracts and purchased options and interest rate swaps to manage financial exposures resulting from changes in foreign currency exchange rates and interest rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency or interest exposures. Foreign currency exposures include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary. Interest rate exposures are associated with the company's fixed-rate debt. For option contracts, we exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; foreign exchange hedging contracts generally mature within twelve months and interest rate swaps mature at the same time as the maturity of the debt. In order to manage foreign currency exposures in a few limited jurisdictions, such as China, we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

        All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow or net investment hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Amounts associated with net investment hedges are recognized only when the subsidiary is sold or liquidated. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2010, 2009 and 2008 was not significant.

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

        Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one to fifteen years. Certain leases contain renewal options for periods up to six years.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $ 142 million as of October 31, 2010 and $133 million as of October 31, 2009.

        Foreign currency translation.    We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive loss in stockholders' equity. The cumulative translation adjustment balance at October 31, 2010 and 2009 was an unrealized gain of $460 million and $390 million, respectively.

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss). Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, reported in other income (expense), net and were $1 million net loss for both fiscal years 2010 and 2009 and $4 million net gain for fiscal year 2008.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities. We adopted the provisions for nonfinancial assets and nonfinancial liabilities as of November 1, 2009 and there was no material impact on our consolidated financial statements.

        In December 2007, the FASB issued amendments to the guidance for business combinations. The revised guidance provides the recognition and measurement requirements of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also requires additional disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As a result of adopting the amended guidance on November 1, 2009, approximately $6 million of business combination costs, previously capitalized, were recognized in net income for the three months ended January 31, 2010. In process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

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

        In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. We do not expect a material impact on our consolidated financial statements when we adopt the guidance for level 3 activity. See Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

        In December 2008, the FASB issued amendments to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. The authoritative guidance is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. As required, the company has adopted the guidance effective October 31, 2010 (see Note 15, "Retirement Plans and Post Retirement Pension Plans"). The adoption of the amendments did not have a material impact to our consolidated financial statements.

        In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are still in the process of evaluating the impact of adopting this guidance but do not expect it to have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are still in the process of evaluating the impact of adopting this guidance but do not expect it to have a material impact on our consolidated financial statements.

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

3.     ACQUISITION OF VARIAN

        On May 14, 2010, we completed the previously announced acquisition of Varian through the merger of Varian and Cobalt Acquisition Corp., a direct wholly-owned subsidiary of Agilent (the "Purchaser") under the Merger Agreement, dated July 26, 2009. As a result of the merger, Varian has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Varian are included in Agilent's consolidated financial statements from the date of the merger. For the period from May 15, 2010 to October 31, 2010, Varian's net revenue was $320 million.

        The consideration paid was approximately $1,507 million, comprising $52 cash per share of Varian's outstanding common stock. We also paid $17 million to acquire Varian's vested in-the money stock options at $52 cash per share less their exercise price. In addition we paid $12 million for Varian's non-vested in-the-money stock options at $52 cash per share less their exercise price, Varian's non-vested restricted stock awards and non-vested performance shares, at 100 percent of target each at $52 cash per share. In accordance with the authoritative accounting guidance, settlement of the non-vested awards is considered to be for the performance of post combination services and is therefore stock-based compensation expensed immediately after acquisition. Agilent funded the acquisition using the proceeds from our September 2009 offering of senior notes and other existing cash.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Varian merger was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Varian's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

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

        The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 14, 2010 (in millions):

Cash and cash equivalents	$226
Accounts receivable	138
Inventories	170
Other current assets	47
Property, plant and equipment	126
Intangible assets	417
Other assets	13
Goodwill	787

Total assets acquired	1,924
Accounts payable	(65)
Employee compensation and benefits	(43)
Deferred revenue	(30)
Other accrued liabilities	(72)
Long-term debt	(15)
Retirement and post-retirement benefits	(18)
Other long-term liabilities	(157)

Net assets acquired	$1,524

        The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The fair values for acquired inventory, property, plant and equipment, intangible assets, retirement and post-retirement benefits, and deferred revenue were determined with the assistance of valuations performed by independent valuation specialists.

        The fair values of certain other assets, long-term debt, and certain other long-term liabilities were determined internally using discounted cash flow analyses and estimates made by management.

        The company has completed its business combination accounting as of May 14, 2010.

Valuations of intangible assets acquired

        The components of intangible assets acquired in connection with the Varian acquisition were as follows (in millions):

	Fair Value	Estimated Useful Life
Developed product technology	$221	1-7 yrs
Customer relationships	157	2-10 yrs
Tradenames and trademarks	10	1.5 yrs
Order backlog	9	0.5-1 yr

Total intangible assets subject to amortization	397
In-process research and development	20

Total intangible assets	$417

        Acquisition and integration costs directly related to the Varian merger totaled $102 million for the year ended October 31, 2010 and were substantially recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

        The following represents pro forma operating results as if Varian had been included in the company's condensed consolidated statements of operations as of the beginning of the fiscal years presented (in millions, except per share amounts):

	2010	2009
Net revenue	$5,871	$5,258
Net income (loss)	$648	$(192)
Net income (loss) per share — basic	$1.87	$(0.55)
Net income (loss) per share — diluted	$1.84	$(0.55)

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The unaudited pro forma financial information for the year ended October 31, 2010 combine the historical results of Agilent for the year ended October 31, 2010 (which include Varian after the acquisition date) and the historical results of Varian for the six months ended April 2, 2010 and the period May 1, 2010 to May 14, 2010.

        The unaudited pro forma financial information for the year ended October 31, 2009 combine the historical results of Agilent for the year ended October 31, 2009 and the historical results for Varian for the year ended October 2, 2009 (due to differences in reporting periods).

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

Description of Share-Based Plans

        Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. Prior to November 1, 2008, under the provisions of the ESPP, eligible employees could contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the lower of the fair market value at the entry date or the purchase date of each offering period, as defined by the ESPP. Effective November 1, 2008, the Compensation Committee of Board of Directors approved a change to our ESPP that eliminated the look back period. The ESPP will continue to allow eligible employees to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. As of October 31, 2010, the number of shares of common stock authorized and available for issuance under our ESPP was 31,384,979. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of common stock of Agilent on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

        Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2010, 23,937,201 shares were available for future awards under the 2009 Stock Plan.

        Stock options granted under the 2009 Stock Plans may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program under the 1999 and 2009 Stock Plans, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. Based on the performance metrics the final award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of this program in our diluted net income (loss) per share calculation only to the extent that the performance conditions are met.

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

        The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Cost of products and services	$14	$14	$17
Research and development	10	11	13
Selling, general and administrative	42	46	52

Total share-based compensation expense	$66	$71	$82

        At October 31, 2010 there was no share-based compensation capitalized within inventory. Income tax benefit recognized in 2010, 2009 and 2008 in the statement of operations for share-based compensation was not material. The weighted average grant date fair value of options, granted in 2010, 2009 and 2008 was $9.81, $5.77 and $12.01 per share, respectively.

        Included in the 2010 and 2009 expense is incremental expense for the acceleration of share-based compensation related to the announced workforce reduction plan was $2 million and $5 million respectively. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vest. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled. In addition, in 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

        For all periods presented, the fair value of share based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. For all periods presented, shares granted under the LTPP were valued using a Monte Carlo simulation. As a result of the change in our ESPP effective November 1, 2008, no Black-Scholes assumptions were required in the valuation of awards granted under our current ESPP for 2010 and 2009. For 2008, the value of share-based awards for ESPP awards was estimated using the Black-Scholes option pricing model. The estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant.

        The assumptions used to estimate the fair value of employee stock options granted, ESPP purchases and the LTPP were as follows:

	Years Ended October 31,
	2010	2009	2008
Stock Option Plans:
Weighted average risk-free interest rate	2.19%	2.31%	3.16%
Dividend yield	0%	0%	0%
Weighted average volatility	37%	32%	33%
Expected life	4.40 yrs	4.40 yrs	4.60 yrs
ESPP:
Weighted average risk-free interest rate	N/A	N/A	2.93%
Dividend yield	N/A	N/A	0%
Weighted average volatility	N/A	N/A	31%
Expected life	N/A	N/A	0.5-1 yrs
LTPP:
Volatility of Agilent shares	39%	33%	27%
Volatility of selected peer-company shares	20%-80%	17%-62%	17%-52%
Price-wise correlation with selected peers	53%	35%	24%

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For 2010 and 2009 the expected stock price volatility assumption was determined using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life. For 2008, we used implied volatility of Agilent's publicly traded, similarly priced, stock options to estimate the expected stock price volatility assumption for employee stock option awards. Management believes that based on current data historical period estimates of volatility are more appropriate than implied volatility. In reaching this conclusion, we have considered many factors including the limited number of Agilent options currently traded and our limited ability to find traded options in the current market with similar terms and prices to the options we are valuing.

        In the first quarter of 2009, we revised our estimate of the expected life of our employee stock options from 4.6 years to 4.4 years. In revising the estimate, we considered the historical option exercise behavior of our employees, which we believe is representative of future behavior. In the first quarter of 2009, we granted the majority of our employee stock options to executive employees and the

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review of our data indicated that our executive employees, on average, exercise their options at 4.4 years. There was no change to the expected life of our employee stock options in 2010.

Share-Based Payment Award Activity

Employee Stock Options

        The following table summarizes employee stock option award activity made to our employees and directors for 2010:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2009	33,888	$28
Granted	1,717	$29
Exercised	(10,346)	$25
Cancelled/Forfeited/Expired	(2,578)	$39
Plan Shares Expired	(37)	$59

Outstanding at October 31, 2010	22,644	$28

        The plan shares expired per the above table represent cancelled options granted under the pre-spin Hewlett Packard stock option plan that are not added back to our available for grant options.

        Forfeited and expired options from total cancellations in 2010 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	385	$27
Expired	2,230	$41

Total Options Cancelled at October 31, 2010	2,615	$39

        The options outstanding and exercisable for equity share-based payment awards at October 31, 2010 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 25	8,712	3.6	$20	$127,351	7,511	2.9	$20	$108,358
$25.01 - 30	2,712	6.5	$29	16,768	1,150	3.1	$27	8,428
$30.01 - 40	10,827	4.4	$33	24,326	10,167	4.3	$33	23,924
$40.01 & over	393	0.1	$56	0	393	0.1	$56	0

	22,644	4.3	$28	$168,445	19,221	3.6	$28	$140,710

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $34.80 at October 29, 2010, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2010 was approximately 17 million.

        The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2010, 2009 and 2008:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2008	$62,955	$26
Black-Scholes value of options granted during fiscal 2008			$12
Options exercised in fiscal 2009	$7,836	$20
Black-Scholes value of options granted during fiscal 2009			$6
Options exercised in fiscal 2010	$72,325	$25
Black-Scholes value of options granted during fiscal 2010			$10

        As of October 31, 2010, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $10 million which is expected to be amortized over a weighted-average period of 2.5 years. The amount of cash received from the exercise of share-based awards granted was $299 million in 2010, $71 million in 2009 and $211 million in 2008. See Note 5, "Provision for Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

        The following table summarizes non-vested award activity in 2010 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2009	3,092	$30
Granted	1,612	$30
Vested	(1,175)	$31
Forfeited	(263)	$29
FY2007 LTPP Incremental Issuance	18	$29

Non-vested at October 31, 2010	3,284	$29

        As of October 31, 2010, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $37 million which is expected to be amortized over a weighted-average period of 2.3 years. The total fair value of restricted stock awards vested was $35 million for 2010, $25 million for 2009 and $40 million for 2008.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     PROVISION FOR INCOME TAXES

        The provision for income taxes is comprised of:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
U.S. federal taxes:
Current	$(40)	$(20)	$39
Deferred	37	26	(33)
Non-U.S. taxes:
Current	145	20	114
Deferred	(141)	6	(3)
State taxes, net of federal benefit:
Current	12	10	22
Deferred	(5)	(4)	(17)

Total provision	$8	$38	$122

        The income tax provisions do not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$84	$—	$76	$—
Intangibles	—	132	—	7
Property, plant and equipment	4	16	19	72
Warranty reserves	14	1	11	1
Retiree medical benefits	43	2	44	1
Other retirement benefits	83	49	98	50
Employee benefits, other than retirement	213	—	192	—
Net operating loss, capital loss, and credit carryforwards	392	—	248	—
Unremitted earnings of foreign subsidiaries	—	88	—	53
Share-based compensation	51	—	54	—
Deferred revenue	93	2	284	—
Other	51	3	41	3

Subtotal	1,028	293	1,067	187
Tax valuation allowance	(527)	—	(684)	—

Total deferred tax assets or deferred tax liabilities	$501	$293	$383	$187

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The breakdown between current and non-current deferred tax assets and deferred tax liabilities was as follows for the years 2010 and 2009:

	Years Ended October 31,
	2010	2009
	(in millions)
Current deferred tax assets (included within other current assets)	$99	$139
Long-term deferred tax assets (included within other assets)	190	47
Current deferred tax liabilities (included within other accrued liabilities)	(10)	(3)
Long-term deferred tax liabilities (included within other long-term liabilities)	(71)	13

Total	$208	$196

        The consolidated balance sheet reflects the allocation of the valuation allowance based on the pro-rata portion of gross current and non-current deferred tax assets in each jurisdiction where a valuation allowance is required. During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2007, we concluded that it is more likely than not that a significant portion of our U.S. federal deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2008, we maintained a partial U.S. federal valuation allowance and concluded that a significant portion of our U.S. state deferred tax assets would be realized and reversed a portion of the valuation allowance. During 2009 and 2010, we continued to maintain the partial valuation allowances for U.S. federal and state deferred tax assets. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal. In 2010, after consideration of all the available positive and negative evidence, we concluded that it is more likely than not that all of the U.K. deferred tax assets will be realized and reversed the entire valuation allowance.

        At October 31, 2010, we had federal net operating loss carryforwards of approximately $26 million and tax credit carryforwards of approximately $162 million. The federal net operating losses expire in years beginning 2015 through 2027, and the federal tax credits begin to expire in 2018, if not utilized. At October 31, 2010, we had state net operating loss carryforwards of approximately $74 million which expire in years beginning 2013 through 2030, if not utilized. In addition, we had state tax credit carryforwards of $46 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses. At October 31, 2010, we also had foreign net operating loss carryforwards of approximately $510 million. Of this foreign loss, $335 million will expire in years beginning 2011 through 2024, if not utilized. The remaining $175 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $161 million as of October 31, 2010 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.

        The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Profit before tax times statutory rate	$242	$2	$285
State income taxes, net of federal benefit	4	6	5
Non-U.S. income taxed at different rates	(66)	(24)	(118)
Research credits	(1)	(7)	(7)
Hewlett Packard tax sharing agreement adjustment	(17)	—
Nondeductible goodwill	—	2	—
Nondeductible employee stock purchase plan expense	1	2	3
Other, net	7	11	18
Valuation allowances	(162)	46	(64)

Provision for income taxes	$8	$38	$122

Effective tax rate	1%	543%	15%

        The domestic and foreign components of income (loss) earnings before taxes are:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
U.S. operations	$163	$(226)	$(100)
Non-U.S. operations	529	233	915

Total income from operations	$692	$7	$815

        For 2010, the annual effective tax rate was 1 percent. The 1 percent effective tax rate includes a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that have low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain a partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2009, the annual effective tax rate was 543 percent. The 543 percent effective tax rate reflects that our structure has a fixed component of tax and that on reduced profitability unusual tax rate results. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $67 million relating primarily to the lapses of statutes of limitations

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions where we have recorded valuation allowances.

        For 2008, the annual effective tax rate was 15 percent. The 15 percent effective tax rate includes a beneficial release of a portion of the U.S. federal and state valuation allowances which results in U.S. tax expense of nearly zero. It also includes tax on earnings in other jurisdictions that have low effective tax rates. Without considering interest and penalties, the provision for taxes was recorded for income generated in jurisdictions other than the Netherlands, Puerto Rico, Switzerland, the U.S., and the U.K. where we have recorded valuation allowances.

        Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2010, the cumulative amount of undistributed earnings considered permanently reinvested is $3,414 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. If management decides to remit these permanently reinvested earnings to the U.S. in a future period, our provision for income taxes may increase materially in that period.

        During 2010 Agilent enjoyed tax holidays in several different jurisdictions, most significantly in Singapore, Malaysia, and Switzerland. However, in 2010 Agilent and the Swiss Authorities mutually agreed to exit the Swiss tax holiday. The impact of exiting this agreement does not have a material impact to the consolidated financial statements. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $62 million, $14 million and $112 million in 2010, 2009 and 2008, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.18, $0.04 and $0.30 in 2010, 2009 and 2008, respectively.

        We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

        We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. As of October 31, 2010, we accrued and reported $53.8 million of interest and penalties relating to unrecognized tax benefits of which $5.4 million was recognized in 2010. As of October 31, 2009, we accrued and reported $41.1 million of interest and penalties relating to unrecognized tax benefits of which $(0.2) million was recognized in 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        We adopted the authoritative guidance for uncertain tax positions on November 1, 2007. A 2010 and 2009 rollforward of our uncertain tax positions including all federal, state and foreign tax jurisdictions is as follows:

	2010	2009
	(in millions)
Balance, beginning of year	$930	$946
Additions for acquisitions	15	0
Additions for tax positions related to the current year	46	18
Additions for tax positions from prior years	75	34
Reductions for tax positions from prior years	(284)	(61)
Settlements with taxing authorities	(119)	(0)
Statute of limitations expirations	(7)	(7)

Balance, end of year	$656	$930

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

        On August 31, 2010 we reached an agreement with the Internal Revenue Service ("IRS") for tax years 2000 through 2002. The adjustments were offset by applying available net operating losses and had no material impact on our Statement of Operations. Our U.S. federal income tax returns for 2003 through 2007 are under audit by the IRS. In December 2010, we reached an agreement with the IRS for tax years 2003-2005. In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.

6.     NET INCOME (LOSS) PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below. As a result of the company's net loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding.

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Numerator:
Net income (loss)	$684	$(31)	$693
Denominators:
Basic weighted average shares	347	346	363
Potentially dilutive common stock equivalents — stock options and other employee stock plans	6	—	8

Diluted weighted average shares	353	346	371

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2010, 2009 and 2008 were 13 million, 5 million and 10 million, respectively.

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

	Years Ended October 31,
	2010	2009	2008
Options to purchase shares of common stock (in millions)	11	29	7
Weighted-average exercise price	$34	$30	$42
Average common stock price	$31	$20	$33

7.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for income taxes was $48 million in 2010, $113 million in 2009 and $210 million in 2008. Cash paid for interest was $89 million in 2010 and $88 million in 2009 and 2008.

8.     INVENTORY

	October 31,
	2010	2009
	(in millions)
Finished goods	$338	$285
Purchased parts and fabricated assemblies	378	267

Inventory	$716	$552

        Inventory-related excess and obsolescence charges of $30 million, $54 million and $24 million were recorded in total cost of products in 2010, 2009 and 2008, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2010	2009
	(in millions)
Land	$137	$97
Buildings and leasehold improvements	1,268	1,210
Machinery and equipment	793	779
Software	377	365

Total property, plant and equipment	2,575	2,451
Accumulated depreciation and amortization	(1,595)	(1,606)

Property, plant and equipment, net	$980	$845

        Asset impairments other than restructuring were $7 million in 2010 and zero and $1 million 2009 and 2008, respectively. Depreciation expenses were $124 million in 2010, $112 million in 2009 and $126 million in 2008.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

        The goodwill balances at October 31, 2010 and 2009 and the movements in 2010 and 2009 for each of our reportable segments are shown in the table below:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2008	$122	$156	$368	$646
Foreign currency translation impact	—	1	25	26
Divestitures	—	(7)	(15)	(22)
Goodwill arising from acquisitions	1	1	3	5

Goodwill as of October 31, 2009	$123	$151	$381	$655
Foreign currency translation impact	5	17	23	45
Divestitures	(1)	(24)	(13)	(38)
Goodwill arising from acquisitions	184	603	7	794

Goodwill as of October 31, 2010	$311	$747	$398	$1,456

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The component parts of other intangible assets at October 31, 2010 and 2009 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2009:
Purchased technology	$281	$170	$111
Trademark/Tradename	32	6	26
Customer relationships	85	55	30

Total	$398	$231	$167

As of October 31, 2010:
Purchased technology	$466	$176	$290
Backlog	12	12	—
Trademark/Tradename	39	13	26
Customer relationships	236	77	159

Total amortizable intangible assets	$753	$278	$475
In-Process R&D	19	—	19

Total	$772	$278	$494

        In 2010, we recorded $794 million of goodwill primarily relating to the Varian acquisition. The Varian acquisition is fully discussed in Note 3. Goodwill was reduced by $38 million due to divestitures of the network systems business and Hycor during 2010. We recorded $422 million of additions to other intangible assets and recorded $13 million of impairment charges to other intangible assets and reduced other intangible assets by $13 million primarily related to divestiture of the Hycor business.

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

        Amortization of intangible assets was $76 million in 2010, $45 million in 2009, and $53 million in 2008. Future amortization expense related to existing purchased intangible assets is estimated to be $105 million in 2011, $85 million for 2012, $70 million for 2013, $61 million for 2014, $50 million for 2015, and $123 million thereafter.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.   INVESTMENTS

        The following table summarizes the company's investments as of October 31, 2010 and 2009 (net book value):

	October 31,
	2010	2009
	(in millions)
Short-Term
Available-for-sale investments	$—	$14

Long-Term
Cost method investments	$80	$82
Trading securities	52	50
Available-for-sale investments	10	31

Total	$142	$163

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

        Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2010 and October 31, 2009:

	October 31, 2010				October 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Debt securities	$—	$—	$—	$—	$36	$—	$—	$36
Equity securities	4	6	—	10	4	5	—	9

	$4	$6	$—	$10	$40	$5	$—	$45

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Amounts included in other income (expense) for realized gains and losses on the sale of available-for-sale securities and other than temporary impairments were as follows:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Available-for-sale investments — realized gain (loss)	$2	$1	$(4)
Other than temporary impairment on investments	$—	$(9)	$(6)

        Net unrealized gains and losses on our trading securities portfolio were $6 million of unrealized gains in 2010, $6 million of unrealized losses in 2009 and $15 million of unrealized losses in 2008.

        Realized gains from the sale of cost method securities were zero for 2010 and $1 million and zero realized gains for 2009 and 2008, respectively.

12.   FAIR VALUE MEASUREMENTS

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2010 were as follows:

		Fair Value Measurement at October 31, 2010 Using
	October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,600	$1,600	$—	$—
Derivative instruments (foreign exchange contracts)	24	—	24	—
Restricted cash (commercial paper)	1,550	—	1,550	—
Long-term
Trading securities	52	52	—	—
Derivative instruments (interest rate contracts)	61	—	61	—
Available-for-sale investments	10	10	—	—

Total assets measured at fair value	$3,297	$1,662	$1,635	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$22	$—	$22	$—
Long-term
Deferred compensation liability	49	—	49	—

Total liabilities measured at fair value	$71	$—	$71	$—

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2010 and 2009:

	2010	2009
	(in millions)
Balance, beginning of period	$6	$19
Realized losses related to amortization of premium	(1)	(2)
Unrealized gains included in accumulated other comprehensive income	—	1
Realized losses related to investment impairments	—	(4)
Sales	(3)	(6)
Transfers into level 3	—	4
Transfers out of level 3	(2)	(6)

Balance, end of period	$—	$6

Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$(2)

        Impairment of Investments.    All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments during 2010 and we recognized $9 million of other-than-temporary impairments for investments in 2009. Fair values for the impaired investments for 2010 and 2009 were measured using both level 2 and level 3 inputs.

  Assets and Liabilities Measured at Fair Value on a Non- Recurring Basis

        Impairment of Long-Lived Assets.    Long-lived assets held and used with a carrying amount of $42 million were written down to their fair value of $30 million, resulting in an impairment charge of $12 million, which was included in net income for 2010. Long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $16 million, resulting in an impairment charge of $14 million, which was included in net income for 2010. Fair values for the impaired long-lived assets were measured using level 2 inputs.

13.   DERIVATIVES

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Fair Value Hedges

        The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter-bank offered rate ("LIBOR")-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap. We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of October 31, 2010, there were 14 interest rate swap contracts designated as fair value hedges associated with our 2012, 2015 and 2020 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $1,250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at October 31, 2010 was $35 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes.

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

        The company's use of derivative instruments exposes it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions which are selected based on their credit ratings and other factors. We have established policies and procedures for mitigating credit risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2010, was approximately $8 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2010.

        There were 90 foreign exchange forward contracts and 7 foreign exchange option contracts open as of October 31, 2010 and designated as cash flow hedges. There were 261 foreign exchange forward contracts open as of October 31, 2010 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2010 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency
	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(20)	$—	$72
British Pound	(18)	—	157
Canadian Dollar	(31)		26
Australian Dollar	38	—	(40)
Malaysian Ringgit	86	—	40
Japanese Yen	(67)	(110)	(33)
Other	(2)	—	4

	$(14)	$(110)	$226

        Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments held in the consolidated balance sheet as of October 31, 2010 and October 31, 2009 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2010	October 31, 2009	Balance Sheet Location	October 31, 2010	October 31, 2009
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$61	$3	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$13	$8	Other accrued liabilities	$15	$5
Other accrued liabilities	—	—	Other current assets	—	1

	$74	$11		$15	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$11	$8	Other accrued liabilities	$7	$3
Other accrued liabilities	—	—	Other current assets	—	1

	$11	$8		$7	$4

Total derivatives	$85	$19		$22	$10

        The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Year Ended October 31,
	2010	2009
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$21	$2
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$4	$1
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$7	$(23)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(14)	$82

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The estimated net amount of existing loss at October 31, 2010 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $1 million.

14.   RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

        Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next year.

        Our 2009 restructuring program, the ("FY 2009 Plan"), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014, and payments to suppliers in connection with inventory should be complete in fiscal year 2011. As of October 31, 2010, a small number of employees within electronic measurement are pending termination under the FY 2009 Plan.

        Special charges in 2009 related to inventory include estimated future payments that we are contractually obliged to make to our suppliers in connection with future inventory purchases and inventory on hand written down. In both cases, actions taken under our FY 2009 Plan, including exiting lines of business, have caused the value of this inventory to decrease below its cost.

        A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2007	$1	$31	$—	$—	$32
Income statement expense	—	(4)	—	—	(4)
Cash payments	(1)	(17)	—	—	(18)

Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	202	18	27	20	267
Asset impairments/inventory charges	—	—	(27)	(9)	(36)
Cash payments	(153)	(9)	—	(10)	(172)

Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	39	19	6	_	64
Asset impairments/inventory charges	_	_	(6)	_	(6)
Cash payments	(80)	(12)	_	_	(92)

Balance as of October 31, 2010	$8	$26	$—	$1	$35

        The restructuring and other special accruals for all plans, which totaled $35 million at October 31, 2010, are recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of the charges/(income) in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Cost of products and services	$8	$77	$—
Research and development	3	35	—
Selling, general and administrative	53	155	(4)

Total restructuring, asset impairments and other special charges	$64	$267	$(4)

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

        General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution pension plans. Additionally, we sponsor post-retirement health care benefits and a death benefit under the Agilent Survivor Protection Plan for our eligible U.S. employees.

        Agilent provides U.S. employees, who meet eligibility criteria under the retirement plan, defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.

        In addition, in the U.S., Agilent maintains the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the Retirement Plan ("RP") but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans".

        As of October 31, 2010 and 2009, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $516 million and $517 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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

        401(k) defined contribution plan.    Eligible U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan expense

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in income from operations was $21 million in 2010, $23 million in 2009 and $26 million in 2008.

        Post-retirement medical benefit plans.    In addition to receiving pension benefits, our U.S. employees who meet eligibility requirements as of their termination date may participate in our Non-Medicare Medical Plan, and if eligible, the Medicare Medical Plan under the Agilent Health Plan. These two plans are the Post-Retirement Benefit Plans. Current U.S. employees may become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Eligible retirees may choose from managed-care and indemnity options, with the company subsidization level dependent on a number of factors including employment status as of January 1, 2005, the option chosen, and length of service.

        Plan Amendments.    On July 14, 2009 the Compensation Committee of the Board of Directors approved design changes to Agilent's U.S. Plans. Effective October 31, 2009, benefits under the previous U.S. Plans formula were frozen and all future benefit accruals for existing employees and new hires are calculated using the new formula. The new formula allocates a percentage of each month's eligible earnings to be payable as a lump sum at age 65 whereas the previous formula defined a monthly annuity payable at age 65. In addition, effective November 1, 2009, the $5,000 Retiree Survivor Benefit under the Agilent Survivor Protection Plan was discontinued.

        Due to these plan amendments, we recorded gains of $117 million and $15 million in accumulated other comprehensive loss in 2009 for the U.S. Plans and U.S. post retirement benefit plans, respectively.

        Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2010, 2009 and 2008, our net pension and post-retirement benefit costs were comprised of:

	Pensions
							U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost — benefits earned during the period	$41	$33	$37	$30	$34	$38	$3	$3	$4
Interest cost on benefit obligation	27	43	38	72	73	74	26	29	27
Expected return on plan assets	(41)	(38)	(56)	(87)	(86)	(109)	(20)	(20)	(31)
Amortization and deferrals:
Actuarial (gain) loss	7	3	(13)	35	41	20	16	8	—
Prior service cost	(12)	(3)	—	(1)	(2)	(1)	(14)	(15)	(13)

Net plan costs (income)	22	38	6	49	60	22	11	5	(13)
Curtailments and settlements	—	—	—	—	(3)	—	—	(13)	—

Total net plan costs (income)	$22	$38	$6	$49	$57	$22	$11	$(8)	$(13)

        In 2009, as a result of reductions in workforce, we recorded a $3 million curtailment gain and a $13 million curtailment gain in the income statement for the Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, respectively.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In 2010, due to reductions in workforce which impacted two non-U.S. plans, we recorded curtailment losses as required by authoritative guidance with no impact to the income statement.

        Funded status.    As of October 31, 2010 and 2009, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$482	$449	$1,475	$1,367	$251	$243
Actual return on plan assets	68	66	115	55	35	30
Employer contributions	30	37	47	71	1	1
Participants' contributions	—	—	2	3	—	—
Benefits paid	(42)	(70)	(57)	(53)	(24)	(23)
Currency impact	—	—	16	32	—	—

Fair value — end of year	$538	$482	$1,598	$1,475	$263	$251

Change in benefit obligation:
Benefit obligation — beginning of year	$548	$584	$1,610	$1,372	$490	$358
Service cost	41	33	30	34	4	3
Interest cost	27	43	72	73	26	29
Participants' contributions	—	—	2	3	—	—
Plan amendment	—	(117)	—	—	—	(15)
Actuarial (gain) loss	3	90	79	140	4	137
Benefits paid	(44)	(72)	(57)	(53)	(22)	(23)
Curtailments	—	(13)	(9)	(2)	—	1
Currency impact	—	—	15	43	—	—

Benefit obligation — end of year	$575	$548	$1,742	$1,610	$502	$490

Overfunded (underfunded) status of PBO	$(37)	$(66)	$(144)	$(135)	$(239)	$(239)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$12	$27	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(35)	(64)	(156)	(162)	(239)	(239)

Net asset (liability)	$(37)	$(66)	$(144)	$(135)	$(239)	$(239)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$39	$70	$513	$494	$191	$217
Prior service costs (benefits)	(103)	(114)	(16)	(16)	(86)	(100)

Total	$(64)	$(44)	$497	$478	$105	$117

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2011 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(12)	$(2)	$(14)
Amortization of actuarial net loss (gain)	$4	$39	$15

        Investment policies and strategies as of October 31, 2010 and 2009.    In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 45 to 60 percent to equities, from 40 to 55 percent to fixed income investments, and from zero to 10 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2010 and 2009 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

        Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities and other. Other investments include a group trust consisting primarily of private equity partnerships as well as other investments. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds.

        Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 12.

        Cash and Cash Equivalents — Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are classified as Level 1 investments except when the cash and cash equivalents are held in commingled funds, which have a daily net value derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.

        Equity — Some equity securities consisting of common and preferred stock are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Fixed Income — Some of the fixed income securities are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.

        Other Investments — Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships are classified as Level 3.

        Real estate — Valuations are based on regular pricing notifications provided by each portfolio investment. A number of the notifications of the open ended holdings received are published in the financial press or on corporate websites; these are classified as Level 2.

        The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2010.

		Fair Value Measurement at October 31, 2010 Using
	October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$6	$1	$5	$—
Equity	410	150	260	—
Fixed Income	94	7	86	1
Other Investments	28	—	—	28

Total assets measured at fair value	$538	$158	$351	$29

        For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2010:

Year Ended October 31, 2010
Balance, beginning of year	$32
Realized gains	6
Unrealized gains/(losses)	—
Purchases, sales, issuances, and settlements	—
Transfers in (out)	(9)

Balance, end of year	$29

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2010.

		Fair Value Measurement at October 31, 2010 Using
	October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$4	$2	$2	$—
Equity	198	72	126	—
Fixed Income	45	3	42	—
Other Investments	16	—	—	16

Total assets measured at fair value	$263	$77	$170	$16

        For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2010:

Year Ended October 31, 2010
Balance, beginning of year	$19
Realized gains	3
Unrealized gains/(losses)	—
Purchases, sales, issuances, and settlements	—
Transfers in (out)	(6)

Balance, end of year	$16

        The following table presents the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2010.

		Fair Value Measurement at October 31, 2010 Using
	October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$31	$16	$15	$—
Equity	922	342	580	—
Fixed Income	633	39	594	—
Other Investments	12	12	—	—

Total assets measured at fair value	$1,598	$409	$1,189	$—

        For non-U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (level 3) during fiscal year 2010.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2010 or 2009.

	2010		2009
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$575	$538	$548	$482

U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—

Total	$575	$538	$548	$482

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,669	$1,513	$1,152	$990
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	73	85	458	485

Total	$1,742	$1,598	$1,610	$1,475

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$568	$538	$548	$482
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—

Total	$568	$538	$548	$482

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,602	$1,513	$716	$628
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	70	85	799	847

Total	$1,672	$1,598	$1,515	$1,475

        Contributions and estimated future benefit payments.    During fiscal year 2011, we expect to contribute $32 million to the U.S. defined benefit plans, $51 million to plans outside the U.S., and zero

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years.

			U.S. Post-Retirement Benefit Plans
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Gross	Medicare Part D Subsidy	Net
	(in millions)
2011	$45	$47	$26	$(2)	$24
2012	$45	$48	$27	$(2)	$25
2013	$46	$54	$30	$(2)	$28
2014	$47	$54	$32	$(3)	$29
2015	$47	$58	$34	$(3)	$31
2016 - 2020	$209	$382	$188	$(19)	$169

        Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31. For the non-U.S. plans, the measurement date was September 30 for 2008. The U.S. discount rates at October 31, 2010 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The U.S. discount rates at October 31, 2009 were determined by matching the expected plan benefit payments against an industry discount curve as well as reviewing the movement of industry benchmarks. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2010	2009	2008
U.S. defined benefit plans:
Discount rate	5.25%	8.5%	6.25%
Average increase in compensation levels	3.5%	3.5%	3.5%
Expected long-term return on assets	8.5%	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.25-5.75%	2.25-6.5%	2.25-5.9%
Average increase in compensation levels	2.5-3.75%	2.5-4.0%	2.5-4.0%
Expected long-term return on assets	4.25-7.0%	4.5-7.25%	4.5-7.25%
U.S. post-retirement benefits plans:
Discount rate	5.5%	8.5%	6.25%
Expected long-term return on assets	8.5%	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2019	2018	2013

        Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2010	2009
U.S. defined benefit plans:
Discount rate	5.0%	5.25%
Average increase in compensation levels	3.5%	3.5%
Expected long-term return on assets	8.25%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.0-5.25%	2.25-5.75%
Average increase in compensation levels	2.5-3.75%	2.5-3.75%
Expected long-term return on assets	4.0-6.75%	4.25-7.0%
U.S. post-retirement benefits plans:
Discount rate	5.5%	5.5%
Expected long-term return on assets	8.25%	8.5%
Current medical cost trend rate	10.0%	10.0%
Ultimate medical cost trend rate	4.75%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2025	2019

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Assumed health care trend rates could have a significant effect on the amounts reported for Post-retirement Medical Plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2010 would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligations	$51	$(44)

16.   GUARANTEES

Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2010	2009
	(in millions)
Balance as of October 31, 2009 and 2008	$28	$29
Reserve acquired upon close of Varian acquisition	13	—
Accruals for warranties issued during the period	57	44
Changes in estimates	(4)	6
Settlements made during the period	(49)	(51)

Balance as of October 31, 2010 and 2009	$45	$28

Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages that it might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnifications was not material as of October 31, 2010.

Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. In our opinion, the fair value of these indemnifications was not material as of October 31, 2010.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnifications was not material as of October 31, 2010.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

        In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. In our opinion, the fair value of these indemnifications was not material as of October 31, 2010.

Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these obligations was not material as of October 31, 2010.

Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2010.

        In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnifications was not material as of October 31, 2010.

17.   COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2010 were $57 million for 2011, $47 million for 2012, $30 million for 2013, $19 million for 2014, $17 million for 2015 and $31 million thereafter. Future minimum sublease income under leases at October 31, 2010 was $6 million for 2011, $5 million for 2012, $3 million for 2013, $2 million for 2014 and $3 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities was $89 million in 2010, $95 million in 2009 and $89 million in 2008.

        Environmental Contingency:    As part of our acquisition of Varian, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance recoveries and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by VAI and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites").

        Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS' internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of October 31, 2010, it was nonetheless estimated that our future exposure for these environmental-related costs ranged in the aggregate from $1 million to $3 million.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of October 31, 2010, it was estimated that our future costs for these environmental-related activities ranged in the aggregate from $2 million to $13 million. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5 million at October 31, 2010. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. As of October 31, 2010, in total, we have accrued $5 million in respect of these environmental matters.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

18.   SHORT-TERM DEBT

Credit Facility

        On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2010 the company has no borrowings outstanding under the facility.

        On August 17, 2009 the credit facility agreement was amended to provide additional financing flexibility in advance of the acquisition of Varian, Inc. The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, May 14, 2010, to be excluded from the leverage ratio covenant until March 1, 2011. It also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent ("World Trade")), that we are permitted to incur.

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

        In September 2008, Agilent and World Trade entered into an agreement (the "Lloyds Related Agreement") with Lloyds TSB Bank plc ("Lloyds"). Under the Lloyds Related Agreement, on November 17, 2008 (the "Effective Date"), Lloyds accepted the transfer by novation of all of the rights and obligations of the counterparty under a revised Master Repurchase Agreement. On the Effective Date, Lloyds paid $1.5 billion to the prior counterparty in consideration of the novation and World Trade's repurchase obligation was extended to January 27, 2011 (the "Extended Repurchase Date"). World Trade is obligated to make aggregate quarterly payments to Lloyds at a rate per annum, reset quarterly, with reference to LIBOR plus 175 basis points beginning on the Effective Date. We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Restricted Cash & Cash Equivalents

        As of October 31, 2010, $1,550 million was reported as short-term restricted cash and cash equivalents in our consolidated balance sheet which is held in commercial paper maintained in connection with our World Trade repurchase obligation. This restricted cash, held by one of our wholly-owned subsidiaries, has been reclassified to cash and cash equivalents following the December 10, 2010 settlement of the World Trade repurchase obligation. As of October 31, 2009, $1,555 million of restricted cash and cash equivalents associated with our World Trade repurchase obligation was reported as long-term in our consolidated balance sheet.

19.   LONG-TERM DEBT

Senior Notes

        The following table summarizes the company's senior notes and the related interest rate swaps:

	October 31, 2010			October 31, 2009
	Discounted Principal	Swap	Total	Discounted Principal	Swap	Total
	(in millions)
2012 Senior Notes	$250	$6	$256	$250	$1	$251
2013 Senior Notes	249	—	249	—	—	—
2015 Senior Notes	499	37	536	498	2	500
2017 Senior Notes	598	35	633	598	39	637
2020 Senior Notes	498	18	516	—	—	—

Total	$2,094	$96	$2,190	$1,346	$42	$1,388

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

        On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at October 31, 2010 was $35 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the senior notes.

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

        Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 257.6 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2010, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $43 million and an asset of $18 million on 2020 senior notes with a corresponding increase in carrying value of the senior notes.

Other Debt

        On August 11, 2008, a consolidated wholly-owned subsidiary of Agilent, borrowed Indian Rupees equivalent to $15 million from Citibank N.A. to finance a capital project in India. On March 30, 2010 the debt was repaid in full.

        On June 3, 2010, as a result of the Varian acquisition, the company also paid $14 million to satisfy an outstanding term loan of Varian with a U.S. financial institution which had a fixed interest rate of 6.7%. The $14 million payment of the term loan included an early termination fee of $2 million.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.   STOCK REPURCHASE PROGRAM

        On November 14, 2007, the Audit and Finance Committee of the Board of Directors approved a share repurchase program of up to $2 billion of Agilent's common stock over the next two years. On March 26, 2009, the company announced that it was suspending its share repurchase program until the end of the 2009 fiscal year. On November 15, 2009, the company's share repurchase program expired upon the termination of its two-year term. No shares were purchased under the November 14, 2007 share repurchase program during the year ended October 31, 2010.

        On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2010, we repurchased 13 million shares for $411 million using settlement date calculation. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

        A description of our three reportable segments is as follows:

        Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography (LC) systems, columns and components; liquid chromatography mass spectrometry (LCMS) systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (NMR) and Magnetic Resonance Imaging (MRI) systems along with X-Ray Crystallography, and services and support for the aforementioned products.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment, and microscopy products. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition and integration costs, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliations below.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2010:
Total segment revenue	$1,479	$1,200	$2,784	$5,463
Varian acquisition deferred revenue fair value adjustment	$(15)	$(4)	$—	$(19)

Total net revenue	$1,464	$1,196	$2,784	$5,444

Income from operations	$221	$279	$438	$938
Depreciation expense	$34	$24	$66	$124
Share-based compensation expense	$17	$13	$34	$64
Year ended October 31, 2009:
Total net revenue	$1,219	$844	$2,418	$4,481
Income from operations	$174	$216	$1	$391
Depreciation expense	$27	$14	$71	$112
Share-based compensation expense	$18	$12	$36	$66
Year ended October 31, 2008:
Total net revenue	$1,258	$937	$3,579	$5,774
Income from operations	$166	$244	$477	$887
Depreciation expense	$28	$13	$85	$126
Share-based compensation expense	$18	$13	$51	$82

        The following table reconciles segment results to Agilent's total enterprise results from operations before taxes:

	Years Ended October 31,
	2010	2009	2008
	(in millions)
Total reportable segments' income from operations	$938	$391	$887
Restructuring related costs and asset impairment	(84)	(296)	(28)
Transformational programs	(39)	—	—
Amortization of intangibles	(77)	(45)	(53)
Retirement plans net curtailment and settlement	—	16	—
Interest Income	20	29	113
Interest Expense	(96)	(88)	(123)
Gain on sale of network solutions division, net	132	—	—
Other income (expense), net	70	19	30
Varian acquisition and integration costs	(102)	—	—
Varian acquisition related fair value adjustments	(51)	—	—
Other	(19)	(19)	(11)

Income from operations before taxes, as reported	$692	$7	$815

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2010, 2009 or 2008.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2010:
Assets	$1,564	$1,635	$2,245	$5,444
Capital expenditures	$30	$15	$76	$121
As of October 31, 2009:
Assets	$1,019	$463	$2,084	$3,566
Capital expenditures	$35	$16	$77	$128

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2010	2009
	(in millions)
Total reportable segments' assets	$5,444	$3,566
Cash, cash equivalents and short-term investments	4,199	2,493
Prepaid expenses	118	119
Investments	135	157
Restricted cash and cash equivalents	6	1,566
Long-term and other receivables	283	172
Other, including valuation allowance	(489)	(461)

Total assets	$9,696	$7,612

Geographic Information

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2010	$1,760	$744	$549	$2,391	$5,444
Year ended October 31, 2009	$1,495	$598	$476	$1,912	$4,481
Year ended October 31, 2008	$1,834	$642	$663	$2,635	$5,774

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2010	$654	$180	$515	$1,349
October 31, 2009	$583	$185	$416	$1,184

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2010
Net revenue	$1,213	$1,271	$1,384	$1,576
Gross profit	660	711	725	834
Income from operations	94	154	115	203
Net income	$79	$108	$205	$292
Net income per share — Basic:	$0.23	$0.31	$0.59	$0.84
Net income per share — Diluted:	$0.22	$0.31	$0.58	$0.83
Weighted average shares used in computing net income per share:
Basic	348	348	347	346
Diluted	354	354	352	352
Range of stock prices on NYSE	$24.69-31.77	$28.13-37.43	$26.74-36.89	$26.68-35.33
2009
Net revenue	$1,166	$1,091	$1,057	$1,167
Gross profit	589	530	539	634
Income (loss) from operations	24	(47)	(1)	71
Net income (loss)	$64	$(101)	$(19)	$25
Net income (loss) per share — Basic:	$0.18	$(0.29)	$(0.06)	$0.07
Net income (loss) per share — Diluted:	$0.18	$(0.29)	$(0.06)	$0.07
Weighted average shares used in computing net income (loss) per share:
Basic	351	344	345	346
Diluted	352	344	345	350
Range of stock prices on NYSE	$14.76-25.07	$12.02-19.69	$17.26-23.89	$23.14-29.38

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2010, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

        The effectiveness of our internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held March 1, 2011. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" and "Board Structure and Compensation" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2010. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	25,768,904	$28	55,322,180
Equity compensation plans not approved by security holders	—	—	—

Total	25,768,904	$28	55,322,180

(1)
The number of securities remaining available for future issuance in column (c) includes 31,384,979 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan (the "423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $20 million as of October 31, 2010.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 19, 2008 and March 11, 2009, the Board and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan") to replace the company's 1999 Plan and 1999 Non-Employee Director Stock Plan for awards of stock-based incentive compensation to our employees (including officers), directors and consultants. The 2009 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years.

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

Item 14.    Principal Accounting Fees and Services

        Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers" and "Policy on Audit and Finance Committee Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Auditors" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 66 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*	Deductions**	Balance at End of Period
	(in millions)
2010
Tax valuation allowance	$684	$—	$(157)	$527
2009
Tax valuation allowance	$621	$65	$(2)	$684
2008
Tax valuation allowance	$332	$312	$(22)	$621

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

  3.
  Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/99	2.1
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.6
2.7	Employee Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.7
2.8	Tax Sharing Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.8
2.9	Master IT Service Level Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.9
2.10	Real Estate Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.10
2.11	Environmental Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/99	2.14

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	08/15/05	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	09/04/09	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/10	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	08/16/99	3.1
3.2	Amended and Restated Bylaws.	8-K	03/25/08	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	05/24/00	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001.	8-K	11/27/01	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/07	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/07	4.01
4.5	Form of Second Supplemental Indenture, dated as of September 14, 2009, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 4.45% Senior Notes due 2012.	8-K	09/14/09	4.01

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.6	Form of Third Supplemental Indenture, dated as of September 14, 2009, between the Company and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 5.50% Senior Notes due 2015.	8-K	09/14/09	4.02
4.7	Fourth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 2.50% Senior Notes due 2013.	8-K	07/20/10	4.01
4.8	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	07/20/10	4.02
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/06	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	06/05/07	10.3
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	06/05/07	10.7
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/08	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.23

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	09/05/08	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/07	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/04	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	09/05/08	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	01/27/09	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*				X
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/09	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*				X
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/09	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*				X
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/09	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.5

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/09	10.36
10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/07	10.25
10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	03/09/06	10.63
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/09	10.39
10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*				X
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/09	10.40
10.31	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated November 18, 2009).*				X
10.32	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/08	10.34
10.33	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board-appointed officers.*	S-1	08/16/99	10.9
10.34	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board-elected Officers of the Company.*	8-K	04/10/08	10.1
10.35	Offer letter from Agilent Technologies, Inc. to Adrian T. Dillon as incoming Executive Vice President and Chief Financial Officer, dated November 6, 2001.*	10-Q	03/06/02	10.15
10.36	Separation Agreement and General Release between Agilent Technologies, Inc. and Patrick J. Byrne dated May 1, 2007.*	8-K	05/07/07	10.1
10.37	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.*	8-K	04/10/08	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.38	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	04/10/08	10.3
10.39	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.*	8-K	04/10/08	10.4
10.40	Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer) (for executives hired, elected or promoted after July 14, 2009).*	8-K	09/28/09	10.1
10.41	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/09	10.50
10.42	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.*	10-K	12/21/07	10.79
10.43	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and David B. Cooper, Jr., dated May 3, 2005.*	8-K	05/03/05	10.2
10.44	Agilent Technologies, Inc. Indemnification Agreement between Agilent Technologies, Inc. and Patrick J. Byrne.*	8-K	02/04/05	10.2
10.45	Summary of Compensation Arrangement between Agilent Technologies, Inc. and Adrian T. Dillon.*	10-Q	03/10/05	10.49
10.46	Summary of Compensation Arrangement between Agilent Technologies, Inc. and James G. Cullen, effective March 1, 2005.*	8-K	03/07/05	10.4
10.47	Summary of Compensation Arrangement between Agilent Technologies, Inc. and William P. Sullivan, effective March 1, 2005.*	8-K	03/07/05	10.2
10.48	Summary of Compensation Arrangement between Agilent and Each of the Non-Employee Directors.*				X

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.49	Separation Agreement and General Release between Agilent Technologies, Inc. and D. Craig Nordlund, dated as of May 28, 2009.*	10-Q	06/09/09	10.8
10.50	Settlement Agreement and General Release between Agilent Technologies, Inc. and Young K. Sohn.*	10-Q	03/10/05	10.53
10.51	Compromise Agreement and General Release with Thomas E. White, dated May 10, 2006.*	8-K	05/12/06	10.1
10.52	Asset Purchase Agreement, dated September 29, 2000, between Agilent Technologies, Inc. and CIT Group/Equipment Financing, Inc.	10-Q	03/19/01	10.10
10.53	Purchase and Sale Agreement dated February 1, 2001, between Agilent Technologies, Inc. and BEA Systems, Inc.	10-Q	06/14/01	10.11
10.54	Asset Purchase Agreement dated October 27, 2004 between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	12/21/04	10.40
10.55	First Amendment to Asset Purchase Agreement, dated January 4, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	03/10/05	10.39
10.56	Second Amendment to the Asset Purchase Agreement dated February 3, 2005, between Flextronics Sales and Marketing (A-P) Ltd. and Agilent Technologies, Inc.	10-Q	06/06/05	10.40
10.57	Asset Purchase Agreement, dated as of August 14, 2005 by and between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	8-K	8/15/05	2.1
10.58	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	06/06/06	10.66
10.59	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.67
10.60	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.68
10.61	Employee Matters Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.69

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.62	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.70
10.63	Transition Services Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.71
10.64	Manufacturing Trademark License Agreement between Agilent Technologies, Inc. and Verigy Ltd. effective as of June 1, 2006.	10-Q	06/06/06	10.72
10.65	Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	05/14/07	10.1
10.66	First Amendment, dated as of March 3, 2008, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	10-Q	03/07/08	10.1
10.67	Second Amendment dated as of June 13, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	06/19/08	10.3
10.68	Third Amendment dated as of November 7, 2008 to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	10-K	12/19/08	10.70
10.69	Fourth Amendment, dated May 11, 2007, to Five-Year Credit Agreement, dated May 11, 2007, by and among Agilent Technologies, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	08/24/09	10.5
10.70	Accession Agreement, dated September 8, 2009, by and among Agilent Technologies, Inc., Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as administration agent.	8-K	09/11/09	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.71	Master Repurchase Agreement and related Confirmation and Annex I, each dated as of November 17, 2008, between Agilent Technologies World Trade, Inc. and Lloyds TSB Bank plc.	8-K	11/18/08	99.2
10.72	Fourth Amended and Restated Guaranty of Agilent Technologies, Inc. dated as of November 17, 2008.	8-K	11/18/08	99.4
10.73	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/07	1.01
10.74	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	09/14/09	1.01
10.75	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	07/19/10	1.01
10.76	Related Agreement, dated as of September 22, 2008, among Lloyds TSB Bank plc, Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc.	8-K	09/25/08	99.1
10.77	Novation Agreement dated as of November 17, 2008, by and among STEERS Repo Pass-Thru Trust, 2008-1, Lloyds TSB Bank plc and Agilent Technologies World Trade, Inc.	8-K	11/18/08	99.3
10.78	Amended and Restated Agilent Agreement dated as of November 17, 2008, by and among Agilent Technologies, Inc. and Agilent Technologies World Trade, Inc., in favor of each Designated Person.	8-K	11/18/08	99.5
10.79	Lease Agreement dated May 17, 2006 by and between Whisman Ventures, LLC, a California limited liability company and Agilent Technologies, Inc.	10-Q	09/06/06	10.73
10.80	English summary of lease between Shanghai WaiGaoQiao Free Trade Zone Dev. Co. Ltd. and Agilent dated June 29, 2001.	10-K	12/22/03	10.19

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
11.1	See Note 6, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 94.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2010.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

Date: December 17, 2010

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

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2010
/s/ DIDIER HIRSCH Didier Hirsch	Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 17, 2010
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 17, 2010
/s/ PAUL N. CLARK Paul N. Clark	Director	December 17, 2010
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 17, 2010
/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 17, 2010
/s/ HEIDI FIELDS Heidi Fields	Director	December 17, 2010

Signature	Title	Date

David M. Lawrence, M.D.	Director
/s/ A. BARRY RAND A. Barry Rand	Director	December 17, 2010