Form 10-Q
period 2011-01-31
AGILENT TECHNOLOGIES INC
filed 2011-03-09
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2011
COMMON STOCK, $0.01 PAR VALUE	345,122,160 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2011	2010
Net revenue:
Products	$1,258	$976
Services and other	261	237
Total net revenue	1,519	1,213
Costs and expenses:
Cost of products	557	421
Cost of services and other	146	132
Total costs	703	553
Research and development	159	149
Selling, general and administrative	446	417
Total costs and expenses	1,308	1,119
Income from operations	211	94
Interest income	4	3
Interest expense	(23)	(23)
Other income (expense), net	6	9
Income before taxes	198	83
Provision for income taxes	5	4
Net income	$193	$79

Net income per share — basic:	$0.56	$0.23
Net income per share — diluted:	$0.54	$0.22

Weighted average shares used in computing net income per share:
Basic	347	348
Diluted	355	354

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,638	$2,649
Short-term restricted cash and cash equivalents	17	1,550
Accounts receivable, net	854	869
Inventory	797	716
Other current assets	292	385
Total current assets	4,598	6,169
Property, plant and equipment, net	982	980
Goodwill	1,448	1,456
Other intangible assets, net	467	494
Long-term investments	134	142
Other assets	415	455
Total assets	$8,044	$9,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444	$499
Employee compensation and benefits	314	395
Deferred revenue	413	358
Short-term debt	1	1,501
Other accrued liabilities	234	330
Total current liabilities	1,406	3,083
Long-term debt	2,138	2,190
Retirement and post-retirement benefits	469	477
Other long-term liabilities	692	710
Total liabilities	4,705	6,460
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 584 million shares at January 31, 2011 and 579 million shares at October 31, 2010, issued	6	6
Treasury stock at cost; 239 million shares at January 31, 2011 and 233 million shares at October 31, 2010	(8,308)	(8,038)
Additional paid-in-capital	8,060	7,904
Retained earnings	3,637	3,444
Accumulated other comprehensive loss	(63)	(88)
Total stockholder’s equity	3,332	3,228
Non-controlling interest	7	8
Total equity	3,339	3,236
Total liabilities and equity	$8,044	$9,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net income	$193	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63	39
Share-based compensation	28	25
Deferred taxes	4	84
Excess and obsolete and inventory-related charges	6	6
Asset impairment charges	—	19
Other	2	—
Changes in assets and liabilities:
Accounts receivable	13	(42)
Inventory	(85)	(1)
Accounts payable	(56)	8
Employee compensation and benefits	(81)	(61)
Other assets and liabilities	33	(126)
Net cash provided by operating activities	120	30
Cash flows from investing activities:
Investments in property, plant and equipment	(38)	(25)
Proceeds from sale of investments	5	4
Acquisitions of businesses and intangible assets, net of cash acquired	—	(12)
Change in restricted cash and cash equivalents, net	1,533	2
Net cash provided by (used in) investing activities	1,500	(31)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	136	103
Repayment of debt	(1,500)	—
Treasury stock repurchases	(270)	(100)
Net cash provided by (used in) financing activities	(1,634)	3

Effect of exchange rate movements	3	—

Net increase (decrease) in cash and cash equivalents	(11)	2

Cash and cash equivalents at beginning of period	2,649	2,479
Cash and cash equivalents at end of period	$2,638	$2,481

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

Acquisition of Varian, Inc. On May 14, 2010, we completed our acquisition of Varian, Inc. (“Varian”) by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent’s consolidated financial statements from the date of merger. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, “Acquisition of Varian”.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2011 and October 31, 2010, condensed consolidated statement of operations for the three months ended January 31, 2011 and 2010, and condensed consolidated statement of cash flows for the three months ended January 31, 2011 and 2010.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes.

Reclassifications.  Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Update to Significant Accounting Policies. With the exception of the adoption of the new accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Revenue Recognition for Arrangements with Multiple Deliverables.  On November 1, 2010, we adopted accounting update regarding revenue recognition for multiple deliverable arrangements and accounting update for certain revenue arrangements that include software elements.

We adopted the above accounting updates on a prospective basis for applicable transactions originating or materially modified after November 1, 2010. The amended update for multiple deliverable arrangements did not change the units of accounting for our revenue transactions, and most products and services qualify as separate units of accounting. Under the previous guidance for multiple deliverable arrangements with software elements, we typically applied the residual method to allocate revenue if we were unable to determine vendor specific objective evidence of fair value or verifiable objective evidence of fair value for the delivered element but were able to obtain fair value for any undelivered elements.

The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on our consolidated financial statements for the three months ended January 31, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.

Our multiple-element arrangements are generally comprised of a combination of measurement instruments, installation or other start-up services and/or software and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized upon delivery once title and risk of loss pass to the customer. Delivery of installation, start-up services and other services varies based on the complexity of the equipment, staffing levels in a geographic location and customer preferences, and can range from a few days to a few months. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Revenue from the sale of software products that are not required to deliver the tangible product’s essential functionality are accounted for under software revenue recognition rules which require vendor specific objective evidence (VSOE) of fair value to allocate revenue in a multiple element arrangement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on VSOE if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately.  TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management.  We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities.  Agilent determines the fair value of short-term and long-term investments in debt securities considering information obtained from independent pricing sources. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

The provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Accordingly, we have aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Agilent has three reporting units, which are the same as our operating segments: life sciences, chemical analysis and electronic measurement.

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

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent’s consolidated statement of operations in the period it is abandoned.

2. NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), or third-party evidence (TPE) is unavailable.  The FASB also amended the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. We adopted both of the above guidance effective November 1, 2010 on a prospective basis. The adoption of the amended revenue recognition rules did not have a material impact on our consolidated financial statements.  See Note 1, “Overview, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. Additionally, we will adopt the guidance regarding level 3 activity on November 1, 2011 and we do not expect there to be a material impact to our consolidated financial statements.  See Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We adopted the guidance in the first quarter of 2011 and there was no material impact on our consolidated financial statements.

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

The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 14, 2010.  For the completed purchase price allocation refer to Note 3 of Agilent’s 2010 Form 10K.

The following represents pro forma operating results as if Varian had been included in the company’s condensed consolidated statements of operations as of the beginning of the fiscal year presented (in millions, except per share amounts):

Three Months Ended January 31,
2010
Net revenue	$1,743
Net income	$123
Net income per share — basic	$0.35
Net income per share — diluted	$0.35

The pro forma financial information assumes that the companies were combined as of November 1, 2009 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, reduction in revenue and increase in cost of sales due to the respective estimated fair value adjustments to deferred revenue and inventory, decrease to interest income for cash used in the acquisition, acquisition related transaction costs and tax related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

The unaudited pro forma financial information for the three months ended January 31, 2010 combine the historical results of Agilent for the three months ended January 31, 2010 and the historical results for Varian for the three months ended January 1, 2010 (due to differences in reporting periods).

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2011	2010
	(in millions)
Cost of products and services	$7	$6
Research and development	4	4
Selling, general and administrative	17	15
Total share-based compensation expense	$28	$25

At January 31, 2011 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three months ended January 31, 2011 and 2010.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2011	2010
Stock Option Plans:
Weighted average risk-free interest rate	1.5%	2.2%
Dividend yield	0%	0%
Weighted average volatility	35%	37%
Expected life	5.8 yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	40%	39%
Volatility of selected peer-company shares	20-76%	20-80%
Price-wise correlation with selected peers	55%	53%

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

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options during the three months ended January 31, 2011, which we believe is representative of future behavior.

5. PROVISION FOR INCOME TAXES

For the three months ended January 31, 2011, we recorded an income tax provision of $5 million compared to an income tax provision of $4 million in the same period last year. The income tax provision for the three months ended January 31, 2011 includes net discrete tax benefits of $15 million.  The net discrete benefits relate primarily to a tax settlement with a foreign tax authority. The income tax provision for the three months ended January 31, 2010 includes net discrete tax benefits of $9 million. The net discrete benefits relate primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for state purposes.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the US, it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

In December 2010, Agilent reached an agreement with the IRS for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available net operating losses and tax credit carry forwards. Primarily as a result of these agreements, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $555 million at January 31, 2011.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2011	2010
	(in millions)
Numerator:
Net income	$193	$79
Denominators:
Basic weighted-average shares	347	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	8	6
Diluted weighted-average shares	355	354

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

For the quarter ended January 31, 2011, options to purchase 27,000 shares with a weighted average exercise price of $43 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.  For the quarter ended January 31, 2010, options to purchase 16 million shares with a weighted average exercise price of $34 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the quarters ended January 31, 2011 and January 31, 2010 the average stock price was $39 and $29, respectively.

7. INVENTORY

	January 31, 2011	October 31, 2010
	(in millions)
Finished goods	$378	$338
Purchased parts and fabricated assemblies	419	378
Inventory	$797	$716

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2011:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2010	$311	$747	$398	$1,456
Foreign currency translation impact and other adjustments	(1)	(4)	(3)	(8)
Goodwill as of January 31, 2011	$310	$743	$395	$1,448

The components of other intangibles as of January 31, 2011 and October 31, 2010 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2010:
Purchased technology	$466	$176	$290
Backlog	12	12	—
Trademark/Tradename	39	13	26
Customer relationships	236	77	159
Total amortizable intangible assets	$753	$278	$475
In-Process R&D	19	—	19
Total	$772	$278	$494
As of January 31, 2011:
Purchased technology	$465	$193	$272
Backlog	12	12	—
Trademark/Tradename	40	16	24
Customer relationships	237	85	152
Total amortizable intangible assets	$754	$306	$448
In-Process R&D	19	—	19
Total	$773	$306	$467

There were no additions or impairments of other intangibles during the first three months ended January 31, 2011. Amortization of intangible assets was $28 million for the three months ended January 31, 2011 and $10 million for the same period in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $78 million for the remainder of 2011, $86 million for 2012, $70 million for 2013, $61 million for 2014, $50 million for 2015, $44 million for 2016, and $78 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2011 were as follows:

		Fair Value Measurement at January 31, 2011 Using
	January 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,189	$1,189	$—	$—
Derivative instruments (foreign exchange contracts)	24	—	24	—
Long-term
Trading securities	49	49	—	—
Derivative instruments (interest rate contracts)	9	—	9	—
Available-for-sale investments	10	10	—	—
Total assets measured at fair value	$1,281	$1,248	$33	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$18	$—	$18	$—
Long-term
Deferred compensation liability	47	—	47	—
Total liabilities measured at fair value	$65	$—	$65	$—

Our money market funds, trading securities investments, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.  Our deferred compensation liability is classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

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

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Balance, beginning of period	$—	$6
Realized losses related to amortization of premium	—	—
Unrealized gains included in accumulated other comprehensive income	—	—
Realized losses related to investment impairments	—	—
Sales	—	(2)
Transfers into level 3	—	—
Transfers out of level 3	—	(1)
Balance, end of period	$—	$3
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$—

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments for the three months ended January 31, 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Impairment of Long-Lived Assets. There were no impairments of long-lived assets for the three months ended January 31, 2011. For the three months ended January 31, 2010, long-lived assets held and used with a carrying amount of $28 million were written down to their fair value of $23 million, resulting in an impairment charge of $5 million, which was included in net income for the period.  Long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $16 million, resulting in an impairment charge of $14 million, which was included in net income for the period.  Fair value for the impaired long-lived assets were measured using level 2 inputs.

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

Fair Value Hedges

The company enters into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter-bank offered rate (“LIBOR”)-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap.  We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of January 31, 2011, there were 14 interest rate swap contracts designated as fair value hedges associated with our 2012, 2015 and 2020 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $1,250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at January 31, 2011 was $34 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes.

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

Other Hedges

Additionally, the company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense) in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2011, was approximately $5 million for forward contracts and $6 million for interest rate swap derivatives. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2011.

There were 80 foreign exchange forward contracts and 7 foreign exchange option contracts open as of January 31, 2011 and designated as cash flow hedges. There were 242 foreign exchange forward contracts open as of January 31, 2011 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of January 31, 2011 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(38)	$—	$43
British Pound	(27)	—	141
Canadian Dollar	(34)	—	18
Australian Dollars	35	—	(1)
Malaysian Ringgit	92	—	29
Japanese Yen	(65)	(126)	(44)
Other	20	—	4
	$(17)	$(126)	$190

Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2011 and October 31, 2010 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2011	October 31, 2010	Balance Sheet Location	January 31, 2011	October 31, 2010
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$25	$61	Other assets	$16	$—
					—
Cash flow hedges
Foreign exchange contracts
Other current assets	$6	$13	Other accrued liabilities	$7	$15
	$31	$74		$23	$15
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$18	$11	Other accrued liabilities	$11	$7
	$18	$11		$11	$7

Total derivatives	$49	$85		$34	$22

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2011	2010
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts in interest expense	$8	$4
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$(2)	$2
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$4	$(12)

The estimated net amount of existing gains at January 31, 2011 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

11. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2005 restructuring program, announced in the fourth quarter of 2005, is largely complete. The remaining obligations under this and previous plans relate primarily to lease obligations that are expected to be satisfied over approximately the next year.

Our 2009 restructuring program, the (“FY 2009 Plan”), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014. As of January 31, 2011, a small number of employees outside of the U.S. within electronic measurement are pending termination under the FY 2009 Plan.

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2010	$8	$26	$1	$35
Income statement expense	1	1	—	2
Asset impairments/inventory charges			—
Cash payments	(5)	(3)	(1)	(9)
Balance as of January 31, 2011	$4	$24	$—	$28

The restructuring and other special accruals for all plans, which totaled $28 million at January 31, 2011, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Cost of products and services	$—	$3
Research and development	—	1
Selling, general and administrative	2	30
Total restructuring, asset impairments and other special charges	$2	$34

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2011 and 2010, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost—benefits earned during the period	$10	$10	$8	$8	$1	$1
Interest cost on benefit obligation	7	7	17	18	7	7
Expected return on plan assets	(11)	(10)	(23)	(22)	(5)	(5)
Amortization and deferrals:
Actuarial losses	1	2	10	13	4	4
Prior service cost	(3)	(3)	—	—	(4)	(4)
Total net plan costs	$4	$6	$12	$17	$3	$3

We contributed approximately $3 million to our U.S. defined benefit plans and $13 million to our non-U.S. defined benefit plans during the three months ended January 31, 2011 and $2 million and $12 million, respectively, for the same period in 2010. We expect to contribute approximately $30 million to our U.S. defined benefit plans and $38 million to our non-U.S. defined benefit plans during the remainder of 2011.

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

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2011	FY 2010
	(in millions)
Beginning balance as of November 1	$45	$28
Accruals for warranties issued during the period	17	13
Changes in estimates	—	(1)
Settlements made during the period	(15)	(12)
Ending balance as of January 31	$47	$28

14. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2011 the company has no borrowings outstanding under the facility.

On August 17, 2009 the credit facility agreement was amended to provide additional financing flexibility in advance of the acquisition of Varian, Inc.  The amendment allows for up to $1 billion of additional indebtedness, incurred during the period from August 17, 2009 through the closing of the acquisition, May 14, 2010, to be excluded from the leverage ratio covenant until March 1, 2011. It also temporarily reduces the basket for other secured financing we are permitted to incur from $300 million to $75 million during this period. The amendment also increases by $500 million the amount of repurchase obligations (such as those of Agilent

Technologies World Trade, Inc., a consolidated wholly-owned subsidiary of Agilent (“World Trade”)), that we are permitted to incur. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2011.

World Trade Debt

We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

Short-Term Restricted Cash & Cash Equivalents

As of October 31, 2010, $1,550 million was reported as short-term restricted cash and cash equivalents in our consolidated balance sheet which was held in commercial paper maintained in connection with our World Trade repurchase obligation. This restricted cash, held by one of our wholly-owned subsidiaries, has been reclassified to cash and cash equivalents following the December 10, 2010 settlement of the World Trade repurchase obligation.

15.  LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	January 31, 2011			October 31, 2010
	Discounted Principal	Swap	Total	Discounted Principal	Swap	Total
	(in millions)
2012 Senior Notes	$250	$5	$255	$250	$6	$256
2013 Senior Notes	250	—	250	249	—	249
2015 Senior Notes	499	20	519	499	37	536
2017 Senior Notes	598	34	632	598	35	633
2020 Senior Notes	498	(16)	482	498	18	516
Total	$2,095	$43	$2,138	$2,094	$96	$2,190

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

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

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

2020 Senior Notes

In July 2010, the company issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.54% of their principal amount. The notes will mature on July 15, 2020, and bear interest at a fixed rate of 5.00% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at January 31, 2011 was $34 million. The gain is being deferred and amortized over the remaining life of the senior notes.

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 258 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At January 31, 2011, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $25 million, with a corresponding increase in the carrying value of senior notes, and a liability of $16 million on 2020 senior notes with a corresponding decrease in carrying value of the senior notes.

16. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Net income	$193	$79
Other comprehensive income:
Change in unrealized gain and loss on investments	—	1
Change in unrealized gain and loss on derivative instruments	(2)	2
Reclassification of losses into earnings related to derivative instruments	1	—
Foreign currency translation	21	(27)
Change in deferred net pension cost	8	12
Deferred taxes	(3)	(4)
Comprehensive income	$218	$63

17. STOCK REPURCHASE PROGRAM

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended January 31, 2011 and 2010, we repurchased 6 million shares for $270 million and 3 million shares for $100 million, respectively, using settlement date calculation. All such shares and related costs are held as treasury stock and accounted for using the cost method.

18. SEGMENT INFORMATION

Description of segments. We are a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.

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

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended January 31, 2011:
Total segment revenue	$404	$349	$771	$1,524
Varian acquisition deferred revenue fair value adjustment	$(3)	$(2)	$—	$(5)
Total net revenue	$401	$347	$771	$1,519
Segment income from operations	$48	$65	$156	$269
Three months ended January 31, 2010:
Total net revenue	$340	$244	$629	$1,213
Segment income from operations	$55	$67	$58	$180

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Total reportable segments’ income from operations	$269	$180
Restructuring related costs and asset impairments	(2)	(48)
Transformational programs	(11)	—
Interest income	4	3
Interest expense	(23)	(23)
Other income (expense), net	6	9
Varian acquisition and integration costs	(15)	(17)
Varian acquisition related fair value adjustments	(4)	—
Amortization of intangibles and other	(26)	(21)
Income from operations before taxes, as reported	$198	$83

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of January 31, 2011	$1,707	$1,716	$2,092	$5,515
As of October 31, 2010	$1,564	$1,635	$2,245	$5,444

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Federal and Drug Administration (FDA) and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

Total orders for the three months ended January 31, 2011 were $1,627 million, an increase of 33 percent above the same period last year with each business segment showing significant order growth in the quarter when compared to last year. For the three months ended January 31, 2011, life sciences orders increased 32 percent, chemical analysis orders increased 60 percent and electronic measurement orders increased 24 percent when compared to the first quarter of 2010. The increase in orders associated with the Varian, Inc. (Varian) acquisition less the orders attributable to our recently divested businesses (the network solutions and Hycor businesses) accounted for 11 percentage points of order growth for the three months ended January 31, 2011 when compared to the same period in 2010.

Net revenue of $1,519 million for the three months ended January 31, 2011 increased 25 percent from the same period last year. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 6 percentage points of revenue increase for the three months ended January 31, 2011 when compared to the same period last year.  Excluding the Varian acquisition and Hycor divestiture, revenue from life sciences products in academic and government markets increased strongly and demand within the pharmaceutical markets also increased when compared to the same period last year. Excluding the Varian acquisition, revenue from all end-markets grew across the chemical analysis business for the three months ended January 31, 2011 when compared to the same period last year.  Within electronic measurement, revenue from general purpose end-markets improved strongly in the three months ended January 31, 2011 when compared to the same period last year led by increased sales to the semiconductor and computer markets. Also within electronic measurement, the communications test businesses improved in the three months ended January 31, 2011 when compared to the same period last year with wireless R&D and wireless manufacturing reporting strong revenue growth in the three months ended January 31, 2011.

Net income for the three months ended January 31, 2011 was $193 million, compared to $79 million for the corresponding period last year. In the three months ended January 31, 2011, we generated $120 million of cash from operations compared with $30 million generated in the same period last year.

On May 14, 2010, we completed our acquisition of Varian by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent’s consolidated financial statements from the date of merger. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. For additional details related to the acquisition of Varian, see Note 3, “Acquisition of Varian”.

Looking forward, we are focused on integrating Varian’s order fulfillment systems and processes into Agilent and our priority is to continue to drive revenue and cost synergies, as well as drive technology sharing between our businesses. We are committed to achieving $100 million in net savings as a result of the integration of Varian into Agilent. We are also looking to increase our electronic measurement business manufacturing capacity based on current demand.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges, and accounting for income taxes, a number of which are described in the following paragraphs. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Revenue recognition.  We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on our vendor specific objective evidence (VSOE) if available,  third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Revenue from the sale of software products that are not required to deliver the tangible product’s essential functionality are accounted for under software revenue recognition rules. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements. Changes to the elements in an arrangement could affect the timing of the revenue recognition.

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 35 percent to 45 percent would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

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

The results of our test for goodwill impairment, as of September 30, 2010, showed that the estimated fair values of our life sciences, chemical analysis and electronic measurement reporting units exceeded their carrying values in excess of $1 billion for each reporting unit. A 1 percent increase in the discount rate lowered the fair value by approximately 15 percent. There was no impairment of goodwill during the three months ended January 31, 2011 or for the year ended October 31, 2010. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In process research and development (IPR&D) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent’s consolidated statement of operations in the period it is abandoned.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the analyses, there were no impairments of long-lived assets, including purchased intangible assets for the three months ended January 31, 2011.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At January 31, 2011, we provided a partial valuation allowance for our U.S. deferred tax assets and either a full or partial valuation allowance on certain foreign deferred tax assets. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal. We will continue to evaluate our ability to realize our deferred tax assets.  It is reasonably possible that based on this evaluation, we may determine that it is appropriate to release up to the full amount of the U.S. valuation allowance.

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

Restructuring Costs, Asset Impairments and Other Charges

Our 2009 restructuring program, the (FY 2009 Plan), announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014. As of January 31, 2011, a small number of employees outside of the U.S. within electronic measurement are pending termination under the FY 2009 Plan.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended January 31,		2011 over
	2011	2010	2010
	(in millions)
Orders	$1,627	$1,220	33%
Net revenue:
Products	1,258	976	29%
Services and other	261	237	10%
Total net revenue	$1,519	$1,213	25%

Net revenue of $1,519 million for the three months ended January 31, 2011 increased 25 percent from the same period last year. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 6 percentage points of revenue increase for the three months ended January 31, 2011 when compared to the same period last year.  Excluding the Varian acquisition and Hycor divestiture, revenue from life sciences products in academic and government markets increased strongly and demand within the pharmaceutical markets also increased when compared to the same period last year. Excluding the Varian acquisition, revenue from all end-markets grew across the chemical analysis business for the three months ended January 31, 2011 when compared to the same period last year.  Within electronic measurement, revenue from general purpose end-markets improved strongly in the three months ended January 31, 2011 when compared to the same period last year led by increased sales to the semiconductor and computer markets. Also within electronic measurement, the communications test businesses improved in the three months ended January 31, 2011 when compared to the same period last year with wireless R&D and wireless manufacturing reporting strong revenue growth in the three months ended January 31, 2011. For the three months ended January 31, 2011 Agilent’s segment revenue was $1,524 million, an increase of 26 percent when compared to the same period last year. Note 18 shows a reconciliation between segment revenue and net revenue.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 10 percent in the three months ended January 31, 2011 as compared to the same period in 2010. The increase in services and other revenue associated with the Varian acquisition less the revenue attributable to the network solutions divestiture accounted for 1 percentage point of revenue increase in the three months ended January 31, 2011.  The service and other revenue growth is lower than product revenue growth due to only a proportion of product sales attracting  service contracts, the recognition of warranty revenue over an extended period and a portion of the revenue being driven more by the previously installed base than current period product sales.

Operating Results

	Three Months Ended January 31,		2011 over
	2011	2010	2010
Total gross margin	53.8%	54.4%	(1	)ppt
Operating margin	13.9%	7.8%	6	ppts

(in millions)
Research and development	$159	$149	7%
Selling, general and administrative	$446	$417	7%

Total gross margins for the three months ended January 31, 2011 showed a 1 percentage point decrease compared to the same period last year. The decrease in gross margins was mostly due to the unfavorable impact of the Varian acquisition (including fair value adjustments). Operating margins have increased 6 percentage points for the three months ended January 31, 2011 compared to the same period last year. The increase in operating margin is due to higher volume, reduction in restructuring expenses, benefits from our previously completed restructuring program offset by the impact of the Varian acquisition.

Research and development expenses increased 7 percent for the three months ended January 31, 2011 compared to the same period last year. Increased expenditures, compared to the same period last year, were mostly due to the Varian acquisition. We remain committed to invest about 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 7 percent for the three months ended January 31, 2011 compared to the same period last year. Increased expenditures were due to the Varian acquisition and higher variable and incentive pay offset by the impact of decreased restructuring expenses and costs associated with divested businesses.

At January 31, 2011, our headcount was approximately 18,385 as compared to approximately 16,350 at January 31, 2010. The increase was mainly due to the Varian acquisition.

Provision for Income Taxes

For the three months ended January 31, 2011, we recorded an income tax provision of $5 million compared to an income tax provision of $4 million in the same period last year. The income tax provision for the three months ended January 31, 2011 includes net discrete tax benefits of $15 million. The net discrete benefits relate primarily to a tax settlement with a foreign tax authority. The income tax provision for the three months ended January 31, 2010 includes net discrete tax benefits of $9 million. The net discrete benefits relate primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.

At January 31, 2011, our estimate of the annual effective tax rate, including discrete items was 9 percent. The effective income tax rate including discrete items, for the three months ended January 31, 2011 was 2.5 percent for the three months ended January 31, 2011. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for state purposes.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the US, it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

In December 2010, Agilent reached an agreement with the IRS for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available  net operating losses and tax credit carry forwards.  Primarily as a result of these agreements, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $555 million at January 31, 2011.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.

Global Infrastructure Organization

Agilent’s global infrastructure organization (GIO) remains a key component of our operating model.  For the three months ended January 31, 2011, GIO, which includes IT, workplace services, human resources, legal, finance and other corporate functions, has reduced its cost structure when compared the same period last year, excluding Varian infrastructure costs. We will continue to efficiently manage and leverage our infrastructure resources to support our businesses in the coming year.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries. Agilent has three primary businesses focused on the life sciences market, the chemical analysis market and the electronic measurement market.

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography (LC) systems, columns and components; liquid chromatography mass spectrometry (LC-MS) systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (NMR) and Magnetic Resonance Imaging (MRI) systems along with X-Ray crystallography, and services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended January 31,		2011 over
	2011	2010	2010
	(in millions)
Orders	$442	$336	32%
Net revenue	$404	$340	19%

Life sciences orders for the three months ended January 31, 2011 increased 32 percent when compared to the same period last year.  Excluding the Varian acquisition and the Hycor divestiture, orders grew 11 percent year over year.  Order results were led by strength in the LC, LC-MS, automation, consumables, and services portfolios, along with research products including NMR and MRI.  We saw solid performance in key products, such as the 1200 Infinity LC Series, SureSelect Target Enrichment System, and automated workflow solutions. Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, orders grew 11 percent in the Americas, 8 percent in Europe, 4 percent in Japan, and 19 percent in other Asia Pacific for the three months ended January 31, 2011, when compared to the same period last year. In China, we are seeing increased demand of high-end analytical techniques such as LC/Quadrupole-Time of Flight (Q-TOF), LC/Triple Quadrupole (QQQ), NMR and X-ray diffraction instrumentation.

Life sciences revenues for the three months ended January 31, 2011 increased 19 percent when compared to the same period last year.  Excluding the Varian acquisition and the Hycor divestiture, revenues grew 7 percent year over year.  Foreign currency movements for the three months ended January 31, 2011 had an unfavorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year.  During the three months ending January 31, 2011, we integrated the majority of the former Varian businesses to the Agilent quote to cash systems and processes. This transition led to shipment and invoicing delays which had a negative impact on revenue in the quarter.  Looking forward, we expect to have these issues corrected during the second quarter of 2011. Revenue growth in the three months ended January 31, 2011, was led by the LC, LC-MS, automation, consumables, and services portfolios.  While demand remains very strong for Research Products Division’s NMR and MRI products, the long production cycle will remain a drag on life sciences growth for the year. Geographically, excluding the impact of the Varian acquisition and the Hycor divestiture, revenues grew 9 percent in the Americas, 1 percent in Europe, 4 percent in Japan, and 15 percent in other Asia Pacific for the three months ended January 31, 2011, when compared to the same period last year.

We saw growth in the pharmaceutical and biotech, academic and government, as well as other applied markets including petrochemical. Fiscal year-end budgetary spending drove strong growth in academia and government.  Next generation sequencing continues to be active and well funded in academia.  Growth is sustained in other applied markets such as petrochemical.

Looking forward, we expect solid investments in markets such as pharmaceutical and biotech to drive further demand in our instruments and application solutions.  In our life sciences sales channel coverage model, we are specifically adding capabilities to address life science applications expertise.  We continue to make excellent progress in penetrating academic and government accounts.  The life sciences business also remains focused on expanding our application portfolio for our customers.

In addition, our strategic focus is to continue the successful integration of Varian.  With the acquisition of Varian, the life sciences business now has an expanded product portfolio, including complementary products in liquid chromatography, mass spectrometry, consumables, new offerings in dissolution testing, and magnetic resonance (NMR, MRI). We are focusing on improving the research product division growth and profitability with investment in sales, services and R&D, and in gross margin improvement, with attention on supply efficiency and assurance of parts inventory.

Operating Results

	Three Months Ended January 31,		2011 over
	2011	2010	2010
Gross margin	53.3%	54.4%	(1	)ppt
Operating margin	11.8%	16.3%	(4	)ppts

(in millions)
Research and development	$42	$33	29%
Selling, general and administrative	$125	$97	29%

Gross margins for products and services for the three months ended January 31, 2011 decreased 1 percentage point compared to the same period last year.  The change was due to the impact of the Varian acquisition and higher consumables production variances partially offset by favorable product mix and lower variable and incentive pay.

Research and development expenses for the three months ended January 31, 2011 increased 29 percent compared to the same period last year.  The increase was due to the Varian acquisition and investments in product R&D partially offset by lower variable and incentive pay and the Hycor divestiture.

Selling, general and administrative expenses for the three months ended January 31, 2011 increased 29 percent compared to the same period last year.  Increases were due to the Varian acquisition and higher commissions partially offset by lower variable and incentive pay and the Hycor divestiture.

Operating margins for products and services for the three months ended January 31, 2011 decreased 4 percentage points compared to the same period last year.  Factors which led to operating margin variances for this period are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three months ended January 31, 2011 decreased $7 million while revenue increased $64 million compared to the same period last year.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography (GC) systems, columns and components; gas chromatography mass spectrometry (GC-MS) systems; inductively coupled plasma mass spectrometry (ICP-MS) products; spectroscopy products; software and data systems; vacuum pumps and measurement technologies; services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended
	January 31,		2011 over
	2011	2010	2010
	(in millions)
Orders	$388	$242	60%
Net revenue	$349	$244	43%

Chemical analysis orders for the three months ended January 31, 2011 increased 60 percent when compared to the same period last year.  Excluding the Varian acquisition, orders grew 16 percent year over year.  Order results were led by solid performance in the GC, GC-MS, along with consumables and services.  Growth in the services and support business was driven by strong instrument orders.  The reemergence of replacement cycle purchasing drove solid performance in key products such as our 7890A gas chromatograph. Geographically, excluding the impact of the Varian acquisition, orders grew 15 percent in the Americas, 13 percent in Europe, 7 percent in Japan, and 22 percent in other Asia Pacific for the three months ended January 31, 2011 when compared to the same period last year.

Chemical analysis revenues for the three months ended January 31, 2011 increased 43 percent when compared to the same period last year.  Excluding the Varian acquisition, revenues grew 8 percent year over year.  Foreign currency movements for the three months ended January 31, 2011 had an unfavorable currency impact of 1 percentage point of the growth in revenues when compared to the same period last year.  During the three months ending January 31, 2011, we integrated the majority of the former Varian businesses to the Agilent quote to cash systems and processes. This transition led to shipment and invoicing delays which had a negative impact on revenue in the quarter.  Looking forward, we expect to have these issues corrected during the second quarter of 2011. Revenue growth in the three months ended January 31, 2011, was led by the GC, GC-MS, and ICP-MS portfolios, along with services.  Geographically, excluding the impact of the Varian acquisition, revenues grew 17 percent in the Americas, grew 8 percent in Europe, declined 9 percent in Japan, and grew 5 percent in other Asia Pacific for the three months ended January 31, 2011 when compared to the same period last year.  The decline in Japan was primarily due to very strong results in Japan for the three months ended January 31, 2010, making year over year comparisons difficult.

We saw continued strength across all chemical analysis end-markets.  The hydrocarbon processing industry within the petrochemical market is recovering from the recession, with the petroleum and chemical industries expected to continue to improve their profitability through the year and to reinvest in their business.  In addition, demand continues to increase for basic petrochemicals which are driving capital spending for upstream and downstream laboratories.  The food market continues to grow for pesticide, veterinary medicine, and emerging applications worldwide.  United States stimulus funding has prompted increased construction projects, leading to growth in air, water, and soil testing.  China’s government continues to invest in environmental protection and improvement, with emphasis on drinking water quality.  European directives continue to be the major business drivers for environmental analysis in both the public and private sector, with emphasis on emissions testing for construction materials.

Looking forward, we will continue to focus on the successful integration of Varian.  With Varian, the chemical analysis product portfolio now has new offerings in spectroscopy and vacuum technologies, complementary mass spectrometry products, and an expanded consumables portfolio which are being leveraged globally with an integrated sales team.  We are focusing on improvements in profitability of the Varian portfolio via infrastructure efficiencies and targeted programs to drive gross margin improvements.  Organically, we continue to focus on product and application expansion, and leveraging our strong presence in emerging geographies to drive growth.

Operating Results

	Three Months Ended
	January 31,		2011 over
	2011	2010	2010
Gross margin	51.1%	55.1%	(4	)ppts
Operating margin	18.7%	27.5%	(9	)ppts

(in millions)
Research and development	$23	$13	74%
Selling, general and administrative	$90	$54	67%

Gross margins for products and services for the three months ended January 31, 2011 decreased 4 percentage points compared to the same period last year.  The change was due to the impact of the Varian acquisition, unfavorable currency movements, and higher consumables production variances partially offset by lower variable and incentive pay.

Research and development expenses for the three months ended January 31, 2011 increased 74 percent compared to the same period last year.  The increase was due to the Varian acquisition and investments in product R&D partially offset by lower variable and incentive pay.

Selling, general and administrative expenses for the three months ended January 31, 2011 increased 67 percent compared to the same period last year.  Increases were due to the Varian acquisition and higher commissions partially offset by lower variable and incentive pay.

Operating margins for products and services for the three months ended January 31, 2011 decreased 9 percentage points compared to the same period last year.  Factors which led to operating margin variances for this period are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three months ended January 31, 2011 decreased $2 million while revenue increased $105 million compared to the same period last year.

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

Orders and Net Revenue

	Three Months Ended January 31,		2011 over
	2011	2010	2010
	(in millions)
Orders	$797	$642	24%
Net revenue	$771	$629	23%

Electronic measurement orders for the three months ended January 31, 2011, increased 24 percent when compared to the same period last year.  Excluding the network solutions business divestiture, orders grew 31 percent year-over-year.  Foreign currency movements accounted for approximately 1 percentage point of the year-over-year increase.  Order strength was broad across geographies and market segments, particularly for digital applications, computers and semiconductor, and wireless communications test.  On a geographic basis, orders grew 12 percent in the Americas, 5 percent in Europe, 34 percent in Japan, and 46 percent in other Asia Pacific compared to the same period last year.

Electronic measurement revenues for the three months ended January 31, 2011, increased 23 percent when compared to the same period last year.  Excluding the impact of the network solutions business, revenues increased 31 percent year-over-year.  Foreign currency movements contributed 1 percentage point of revenue growth year-over-year.  Regionally, revenue from the Americas increased 20 percent, Europe grew 13 percent, Japan was 41 percent higher, and other Asia Pacific increased 26 percent compared to the same period last year.

General purpose test, representing approximately 63 percent of electronic measurement revenues, reflected significant growth in the computers and semiconductor business, strong demand in industrial applications, and solid performance in aerospace and defense.  The computers and semiconductor business included sales related to foundry capacity expansion driven by smartphones, cell phones, and tablet computers.  Our digital test business was significantly higher year-over-year driven by growth in high speed data transmission.  Sustained improvement in economic conditions contributed to higher demand from customers with industrial or general purpose applications.  Aerospace and defense growth was solid reflecting a continuing focus on information management, particularly surveillance and intelligence, but dampened by uncertainty of funding levels for the United States Department of Defense.

Communications test, representing approximately 37 percent of electronic measurement revenues, experienced strong growth across product categories in wireless and broadband communications, offset partially by a decline in network monitoring business resulting from the divestiture of the network solutions business.  Wireless R&D growth continued with investment in high data rate applications, including long-term evolution (LTE), that drove demand across the value chain, including chipsets, modules, devices, and infrastructure.  Wireless manufacturing business grew substantially, reflecting high growth in smartphones and 3G expansion.  Demand for broadband applications test was strong, driven by capacity expansion for components used in optical networks.

Looking forward, we expect growth rates will moderate as a result of comparisons to stronger 2010 results, particularly for the general purpose test business that includes computers and semiconductors.  While we expect continuing strength from our communications and digital test business and solid performance relating to industrial applications, we are cautious about our aerospace and defense related business.  Given the sustained order levels, we will focus on expanding manufacturing capacity to address this higher demand.

Operating Results

	Three Months Ended
	January 31,		2011 over
	2011	2010	2010
Gross margin	58.1%	57.3%	1	ppt
Operating margin	20.3%	9.3%	11	ppts

(in millions)
Research and development	$94	$100	(7)%
Selling, general and administrative	$198	$202	(2)%

Gross margins for products and services for the three months ended January 31, 2011, increased 1 percentage point compared to the same period last year.  Volume-adjusted gross margins decreased approximately 1 percentage point primarily due to higher variable and incentive pay, increased infrastructure costs, and unfavorable currency impact.

Research and development expenses for the three months ended January 31, 2011, decreased 7 percent compared to the same period last year.  The decline reflected savings from our restructuring program, spending eliminated with the divestiture of the networks solutions business, and lower infrastructure costs offset by higher variable and incentive pay and the unfavorable impact of currency movements.

Selling, general and administrative expenses for the three months ended January 31, 2011, decreased 2 percent compared to the same period last year.  Year-over-year reductions were similar to research and development and driven by savings from our restructuring program, elimination of spending associated with the divested networks solutions business, and lower infrastructure costs, which were offset by higher variable and incentive pay, higher commissions, and the unfavorable impact of currency movements.

Operating margins for products and services for the three months ended January 31, 2011, increased 11 percentage points compared to the same period last year. The margin improvements were primarily driven by significantly higher volume and lower structural and operating expenses.

Income from Operations

Income from operations for the three months ended January 31, 2011, increased $98 million on a corresponding revenue increase of $142 million. The resultant year-over-year operating margin incremental of 69 percent is expected to moderate going forward as compares are made against improved prior period results.

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

Our financial position as of January 31, 2011 consisted of cash and cash equivalents of $2,638 million as compared to $2,649 million as of October 31, 2010.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $120 million for the three months ended January 31, 2011 compared to cash provided of $30 million for the same period in 2010. In the first quarter of 2011, we paid approximately $95 million under our variable and incentive pay programs, as compared to $53 million paid out during the same period of 2010. We paid approximately $22 million in taxes in the three months ended January 31, 2011 and January 31, 2010.

In the three months ended January 31, 2011, accounts receivable provided cash of $13 million compared to cash used of $42 million for the same period in 2010. Agilent revenues increased by approximately 25 percent in the three months ended January 31, 2011 as compared to the same period in 2010. Days’ sales outstanding increased to 51 days as of January 31, 2011 from 47 days a year ago. Accounts payable used cash of $56 million for the three months ended January 31, 2011 compared to cash provided of $8 million in the same period in 2010. Cash used for inventory was $85 million for the three months ended January 31, 2011 compared to cash used of $1 million for the same period in 2010. Inventory days on-hand increased to 102 days as of January 31, 2011 compared to 89 days as of the end of the same period last year. The increase was mainly due to inventory build-up in anticipation of additional revenue growth.

We contributed approximately $16 million to our defined benefit plans in the first three months of 2011 compared to $14 million in the same period of 2010. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $68 million to our defined benefit plans during the remainder of 2011.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities was $1,500 million for the three months ended January 31, 2011 compared to cash used of $31 million for the same period of 2010. Investments in property, plant and equipment were $38 million for the three months ended January 31, 2011 compared to $25 million in the same period of 2010. We expect that total capital expenditures for the current year will be more than last years’ expenditures which were $121 million for 2010. In the three months ended January 31, 2011, there were no investment for business acquisitions and intangible assets, compared to $12 million invested during the same period of 2010.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2011 was $1,634 million compared to cash provided of $3 million for the same period of 2010 mainly due to the settlement of the World Trade obligation and share repurchases.

Treasury stock repurchases

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended January 31, 2011 and 2010, we repurchased 6 million shares for $270 million and 3 million shares for $100 million, respectively, using settlement date calculation.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2011 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2011.

Short-term debt

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

On July 13, 2010, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2013 (the “2013 notes”) and a $500 million tranche maturing in 2020 (the “2020 notes”).  The 2013 notes were issued at 99.82% of their principal amount, bear interest at a fixed rate of 2.50% per annum and mature on July 15, 2013. The 2020 notes were issued at 99.54% of their principal amount, bear interest at a fixed rate of 5.00% per annum, and mature on July 15, 2020. Interest on both tranches is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at January 31, 2011 was $34 million.

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 258 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At January 31, 2011, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $25 million with a corresponding increase in the carrying value of senior notes, and a liability of $16 million on 2020 senior notes with a corresponding decrease in carrying value of the senior notes.

Other

There were no other substantial changes from our 2010 Annual Report on Form 10-K to our contractual commitments in the first three months of 2011. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $444 million and $430 million of taxes payable as of January 31, 2011 and October 31, 2010, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues were generated in U.S. dollars during the first quarter of 2011 and 2010.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments.  By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet.  However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2011, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2009, a putative class action was filed in California Superior Court, County of Santa Clara, entitled Feivel Gottlieb Plan — Administrator Feivel Gottlieb Defined Benefit Pension Plan DTD 01-01-04 v. Garry W. Rogerson, et al., No. 1-09-CV-149132. The action was allegedly brought on behalf of a class of shareholders of Varian, Inc. (“Varian”) against Varian, its board of directors, Agilent and Cobalt Acquisition Corp. (“Cobalt”), a wholly owned subsidiary of Agilent, in connection with the proposed acquisition of Varian. A similar action, entitled Stuart Kreisberg v. Garry W. Rogerson, et al., No. 1-09-CV-149383, was filed in the same court on August 7, 2009. The actions were subsequently consolidated under the caption In re Varian, Inc. Shareholder Litigation, Lead Case No. 1-09-CV-149132, and a consolidated amended complaint was filed on August 14, 2009. The consolidated amended complaint is also filed on behalf of an alleged class of Varian shareholders against Varian, its directors, Agilent and Cobalt. The consolidated amended complaint alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition and asserts, among other things, that the price and other terms are unfair, that Varian’s directors have engaged in self-dealing, and that the disclosures in Varian’s August 7, 2009 proxy filing are inadequate. Agilent and Cobalt are alleged to have aided and abetted the Varian directors’ purported breaches of fiduciary duties. Plaintiffs seek injunctive and other relief, including attorneys’ fees and costs. On August 19, 2009, another substantially similar putative class action, entitled Hawaii Laborers Pension Fund v. Varian, Inc., et al., No. 1-09-CV-150234, was filed in the same court against Varian, its directors, and Agilent. Like the consolidated amended complaint, it asserts claims on behalf of a class of Varian shareholders, alleges that Varian’s directors breached their fiduciary duties in connection with the proposed acquisition by, inter alia, failing to value Varian properly, agreeing to improper deal terms, engaging in self-dealing and making misleading disclosures, alleges that Agilent aided and abetted those purported breaches of fiduciary duties, and seeks injunctive and other relief (including attorneys’ fees and costs). On September 25, 2009, the parties signed a memorandum of understanding to settle the class actions. The settlement provides, among other things, that: (i) Varian would make certain agreed-upon disclosures designed to supplement those contained in its definitive proxy statement filed on August 20, 2009; (ii) the litigation will be dismissed with prejudice as to all defendants; (iii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the acquisition; and (iv) plaintiffs’ counsel may seek fees and costs of up to $625,000, subject to court approval. There is to be no payment of money to the alleged class members. The Santa Clara Superior Court preliminarily approved the settlement, whereupon the Court notified the class of the settlement. One shareholder objected, but the Court found that the objection was not filed before the deadline set by the Court.  On November 5, 2010, the Santa Clara Superior Court issued its order providing final approval of the settlement. The Court made one change to the proposed settlement; the Court awarded plaintiffs’ counsel attorney’s fees in the amount of $476,600, rather than the $625,000 they had sought. The time for any appeal of the Court’s order has passed without any appeal, and we have paid the settlement.

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

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. We continue to see a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

•                  our operating results or financial condition may be adversely impacted by liabilities that we assume in the acquisition or liabilities related to the acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•                  the risk of intellectual property disputes with respect to Varian’s products.

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in February 2010, Danaher Corporation completed its acquisition of the Life Sciences Instrumentation Businesses from MDS Inc. and Life Technologies Corp., and in December 2010, Thermo Fisher Scientific signed an agreement to acquire Dionex Corporation.  Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

As part of our acquisition of Varian, we assumed the liabilities of Varian, including Varian’s costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. (“VSEA”) (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. (“VMS”)) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. (“VAI”) and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the “CERCLA sites”). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental- related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

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

The actions that we have taken to reduce costs could have long-term adverse effects on our business.

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

As of January 31, 2011, we had cash and cash equivalents of approximately $2.6 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2010 through Nov. 30, 2010	617,000	$35.89	617,000	$	NA
Dec. 1, 2010 through Dec. 31, 2010	3,493,850	$40.51	3,493,850	$	NA
Jan. 1, 2011 through Jan. 31, 2011	2,500,000	$42.47	2,500,000	$	NA
Total	6,610,850	$40.82	6,610,850	$	NA

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

Dated: March 9, 2011	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 12.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document*

101.SCH XBRL	Schema Document*

101.CAL XBRL	Calculation Linkbase Document*

101.LAB XBRL	Labels Linkbase Document*

101.PRE XBRL	Presentation Linkbase Document*

101.DEF XBRL	Definition Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”