Form 10-Q
period 2011-04-30
AGILENT TECHNOLOGIES INC
filed 2011-06-07
CIK 1090872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2011
COMMON STOCK, $0.01 PAR VALUE	348,045,143 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net revenue:
Products	$1,389	$1,029	$2,647	$2,005
Services and other	288	242	549	479
Total net revenue	1,677	1,271	3,196	2,484
Costs and expenses:
Cost of products	622	431	1,179	852
Cost of services and other	155	129	301	261
Total costs	777	560	1,480	1,113
Research and development	165	150	324	299
Selling, general and administrative	469	407	915	824
Total costs and expenses	1,411	1,117	2,719	2,236
Income from operations	266	154	477	248
Interest income	3	3	7	6
Interest expense	(20)	(22)	(43)	(45)
Other income (expense), net	11	4	17	13
Income before taxes	260	139	458	222
Provision for income taxes	60	31	65	35
Net income	$200	$108	$393	$187

Net income per share — basic:	$0.58	$0.31	$1.13	$0.54
Net income per share — diluted:	$0.56	$0.31	$1.11	$0.53

Weighted average shares used in computing net income per share:
Basic	347	348	347	348
Diluted	355	354	355	354

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,975	$2,649
Short-term restricted cash and cash equivalents	—	1,550
Accounts receivable, net	918	869
Inventory	853	716
Other current assets	350	385
Total current assets	5,096	6,169
Property, plant and equipment, net	1,004	980
Goodwill	1,555	1,456
Other intangible assets, net	493	494
Long-term investments	123	142
Other assets	378	455
Total assets	$8,649	$9,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$486	$499
Employee compensation and benefits	419	395
Deferred revenue	429	358
Short-term debt	—	1,501
Other accrued liabilities	258	330
Total current liabilities	1,592	3,083
Long-term debt	2,144	2,190
Retirement and post-retirement benefits	233	477
Other long-term liabilities	719	710
Total liabilities	4,688	6,460
Contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 587 million shares at April 30, 2011 and 579 million shares at October 31, 2010, issued	6	6
Treasury stock at cost; 239 million shares at April 30, 2011 and 233 million shares at October 31, 2010	(8,308)	(8,038)
Additional paid-in-capital	8,140	7,904
Retained earnings	3,837	3,444
Accumulated other comprehensive income (loss)	278	(88)
Total stockholder’s equity	3,953	3,228
Non-controlling interest	8	8
Total equity	3,961	3,236
Total liabilities and equity	$8,649	$9,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income	$393	$187
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127	75
Share-based compensation	44	38
Deferred taxes	38	45
Excess and obsolete and inventory-related charges	13	13
Asset impairment charges	5	20
Net loss (gain) on sale of assets and investments	(4)	4
Other	4	—
Changes in assets and liabilities:
Accounts receivable	(26)	(93)
Inventory	(139)	(17)
Accounts payable	(19)	55
Employee compensation and benefits	14	18
Other assets and liabilities	48	(90)
Net cash provided by operating activities	498	255
Cash flows from investing activities:
Investments in property, plant and equipment	(89)	(54)
Proceeds from sale of property, plant and equipment	—	1
Proceeds from sale of investments	14	8
Proceeds from divestiture, net of cash divested	—	20
Acquisitions of businesses and intangible assets, net of cash acquired	(96)	(12)
Change in restricted cash and cash equivalents, net	1,545	4
Net cash provided by (used in) investing activities	1,374	(33)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	204	224
Repayment of debt	(1,500)	(15)
Treasury stock repurchases	(270)	(265)
Net cash used in financing activities	(1,566)	(56)

Effect of exchange rate movements	20	1

Net increase in cash and cash equivalents	326	167

Cash and cash equivalents at beginning of period	2,649	2,479
Cash and cash equivalents at end of period	$2,975	$2,646

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2011 and October 31, 2010, condensed consolidated statement of operations for the three and six months ended April 30, 2011 and 2010, and condensed consolidated statement of cash flows for the six months ended April 30, 2011 and 2010.

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

The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on our consolidated financial statements for the three and six months ended April 30, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our long-term debt exceeds the carrying value by approximately 5 percent as of April 30, 2011. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with IFRS.  The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS.  The guidance is effective during interim and annual periods beginning after December 15, 2011.  We do not expect a material impact on our consolidated financial statements due to the adoption of this guidance.

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

The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed on the closing date of May 14, 2010.  For the completed purchase price allocation refer to Note 3 of Agilent’s 2010 Form 10-K.

The following represents pro forma operating results as if Varian had been included in the company’s condensed consolidated statements of operations as of the beginning of the fiscal year presented (in millions, except per share amounts). The amounts for three months ended January 31, 2010 have been revised to correct the pro forma results previously disclosed for that period.

	Three Months Ended	Three Months Ended	Six Months Ended
	January 31, 2010 Revised	April 30, 2010
Net revenue	$1,402	$1,476	$2,878
Net income	$6	$87	$93
Net income per share — basic	$0.02	$0.25	$0.27
Net income per share — diluted	$0.02	$0.24	$0.26

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

The unaudited pro forma financial information for the three and six months ended April 30, 2010 combine the historical results of Agilent for the three and six months ended April 30, 2010 and the historical results for Varian for the three and six months ended April 2, 2010 (due to differences in reporting periods).

4. SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our employee stock purchase plan (ESPP) and performance share awards granted to selected members of our senior management under the long-term performance plan (LTPP) based on estimated fair values.

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(in millions)
Cost of products and services	$3	$2	$10	$8
Research and development	2	2	6	6
Selling, general and administrative	11	9	28	24
Total share-based compensation expense	$16	$13	$44	$38

During the three months ended April 30, 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive. At April 30, 2011 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and six months ended April 30, 2011 and 2010.

The following assumptions were used to estimate the fair value of the options and LTPP grants. We had no employee stock options granted during the three months ended April 30, 2011.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Stock Option Plans:
Weighted average risk-free interest rate	—	2.4%	1.5%	2.2%
Dividend yield	—	0%	0%	0%
Weighted average volatility	—	36%	35%	37%
Expected life	—	4.4 yrs	5.8yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	40%	39%	40%	39%
Volatility of selected peer-company shares	20%-76%	21%-79%	20%-76%	20%-80%
Price-wise correlation with selected peers	55%	53%	55%	53%

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

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made during the three months ended January 31, 2011, which we believe is representative of future behavior.

5. PROVISION FOR INCOME TAXES

For the three and six months ended April 30, 2011, we recorded an income tax provision of $60 million and $65 million, respectively, compared to an income tax provision of $31 million and $35 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2011 includes a net discrete tax expense of $31 million and $16 million, respectively. The income tax provision for the three and six months ended April 30, 2011 includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets.  The overstatement of these deferred tax assets resulted in an overstatement of the UK valuation allowance release in the fourth quarter of 2010. The income tax provision for the six months ended April 30, 2011 includes a $16 million discrete benefit relating to a tax settlement with a foreign tax authority.

The income tax expense for the three and six months ended April 30, 2010 includes a net discrete expense of $12 million and $3 million, respectively, relating primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of April 30, 2011 we intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.  We currently have a valuation allowance of $307 million of which $244 million relates to U.S. jurisdictions.  Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be sufficient to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for state purposes.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

In December 2010, Agilent reached an agreement with the Internal Revenue Service (IRS) for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available net operating losses and tax credit carry forwards. Primarily as a result of these agreements, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $564 million at April 30, 2011.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(in millions)
Numerator:
Net income	$200	$108	$393	$187
Denominators:
Basic weighted-average shares	347	348	347	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	8	6	8	6
Diluted weighted-average shares	355	354	355	354

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

For the three and six months ended April 30, 2011, no options to purchase shares were excluded from the calculation of diluted earnings per share. For the three and six months ended April 30, 2011 the average stock price was $45 and $42, respectively.  For the three and six months ended April 30, 2010, options to purchase 4 million shares with a weighted average exercise price of $40, and 12 million shares with a weighted average exercise price of $35, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and six months ended April 30, 2010 the average stock price was $33 and $31, respectively.

7. INVENTORY

	April 30, 2011	October 31, 2010
	(in millions)
Finished goods	$407	$338
Purchased parts and fabricated assemblies	446	378
Inventory	$853	$716

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2011:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2010	$311	$747	$398	$1,456
Goodwill arising from acquisitions	53	11	—	64
Foreign currency translation impact and other adjustments	8	25	2	35
Goodwill as of April 30, 2011	$372	$783	$400	$1,555

The components of other intangibles as of April 30, 2011 and October 31, 2010 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2010:
Purchased technology	$466	$176	$290
Backlog	12	12	—
Trademark/Tradename	39	13	26
Customer relationships	236	77	159
Total amortizable intangible assets	$753	$278	$475
In-Process R&D	19	—	19
Total	$772	$278	$494
As of April 30, 2011:
Purchased technology	$505	$213	$292
Backlog	12	12	—
Trademark/Tradename	40	17	23
Customer relationships	254	95	159
Total amortizable intangible assets	$811	$337	$474
In-Process R&D	19	—	19
Total	$830	$337	$493

There were $64 million of additions to goodwill and $42 million of additions to other intangible assets in the three and six months ended April 30, 2011 related to the purchase of three businesses.

Amortization of intangible assets was $28 million and $56 million for the three and six months ended April 30, 2011 and $9 million and $19 million for the same periods in the prior year. In addition, we recorded $3 million of impairments of other intangibles related to an exited business during the three and six months ended April 30, 2011. Future amortization expense related to existing purchased intangible assets is estimated to be $57 million for the remainder of 2011, $95 million for 2012, $78 million for 2013, $68 million for 2014, $57 million for 2015, $50 million for 2016, and $88 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 were as follows:

		Fair Value Measurement at April 30, 2011 Using
	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,388	$1,388	$—	$—
Derivative instruments (foreign exchange contracts)	41	—	41	—
Long-term
Trading securities	52	52	—	—
Derivative instruments (interest rate contracts)	26	—	26	—
Available-for-sale investments	2	2	—	—
Total assets measured at fair value	$1,509	$1,442	$67	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$25	$—	$25	$—
Long-term
Derivative instruments (interest rate contracts)	9	—	9	—
Deferred compensation liability	50	—	50	—
Total liabilities measured at fair value	$84	$—	$84	$—

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

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and six months ended April 30, 2011 and  2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$—	$3	$—	$6
Realized losses related to amortization of premium	—	(1)	—	(1)
Realized losses related to investment impairments	—	—	—	—
Sales	—	—	—	(2)
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	(1)	—	(2)
Balance, end of period	$—	$1	$—	$1
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$(1)	$—	$(1)

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments for the three and six months ended April 30, 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Long-lived assets held and used	$4	$1	$4	$6
Long-lived assets held for sale	$1	$—	$1	$14

For the three months and six months ended April 30, 2011, long-lived assets held and used with a carrying value of  $4 million were written down to their fair value of zero. For the three and six months ended April 30, 2011 long-lived assets held for sale with a carrying value of $4 million were written down to their fair value of $3 million. For the three months ended April 30, 2010,  long-lived assets held and used with a carrying value of $1 million were written down to their fair value of zero. For the six months ended April 30, 2010,  long-lived assets held and used with a carrying value of $29 million were written down to their fair value of $23 million. For the six months ended April 30, 2010,  long-lived assets held for sale with a carrying value of $30 million were written down to their fair value of $16 million. Fair value for the impaired long-lived assets was measured using level 2 inputs.

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

Fair Value Hedges

We enter into fair value hedges to reduce the exposure of our debt portfolio to interest rate risk. We issue long-term senior notes in U.S. dollars based on market conditions at the time of financing. We use interest rate swaps to modify the market risk exposure in connection with fixed interest rate senior notes to U.S. dollar London inter-bank offered rate (LIBOR)-based floating interest rate. Alternatively, we may choose not to swap fixed for floating interest rate or may terminate a previously executed swap.  We designate and qualify these interest rate swaps as fair value hedges of the interest rate risk inherent in the debt. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of April 30, 2011, there were 14 interest rate swap contracts designated as fair value hedges associated with our 2012, 2015 and 2020 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $1,250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at April 30, 2011 was $33 million. The proceeds were recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the 2017 senior notes. On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million.  The asset value upon termination for these contracts was approximately $31 million.  The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in cost of sales in the consolidated statement of operations in the current period.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense) in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

Our use of derivative instruments exposes us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions which are selected based on their credit ratings and other factors.  We have established policies and procedures for mitigating credit risk that include establishing counterparty credit limits,  monitoring credit exposures, and continually assessing the creditworthiness of counterparties.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2011, was approximately $4 million for forward contracts and $2 million for interest rate swap derivatives. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2011.

There were 115 foreign exchange forward contracts and 7 foreign exchange option contracts open as of April 30, 2011 and designated as cash flow hedges. There were 209 foreign exchange forward contracts open as of April 30, 2011 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of April 30, 2011 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(116)	$—	$187
British Pound	(47)	—	137
Canadian Dollar	(42)	—	10
Australian Dollars	47	—	29
Malaysian Ringgit	123	—	45
Japanese Yen	(63)	(134)	19
Other	2	—	28
	$(96)	$(134)	$455

The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2011 and October 31, 2010 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2011	October 31, 2010	Balance Sheet Location	April 30, 2011	October 31, 2010
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$26	$61	Other long-term liabilities	$9	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	$12	$13	Other accrued liabilities	$14	$15
	$38	$74		$23	$15
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$29	$11	Other accrued liabilities	$11	$7
	$29	$11		$11	$7

Total derivatives	$67	$85		$34	$22

The effect of derivative instruments for foreign exchange and interest rate swap contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest settlement, recognized in interest expense	$16	$5	$(28)	$16
Gain (loss) on hedged item, recognized in interest expense	$(8)	$—	$44	$(7)
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$—	$9	$(2)	$11
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$3	$(2)	$3
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$24	$(11)	$28	$(23)

The estimated net amount of existing losses at April 30, 2011 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

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

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2010	$8	$26	$1	$35
Income statement expense	—	—	—	—
Asset impairments/inventory charges	—	—	—	—
Cash payments	(7)	(4)	(1)	(12)
Balance as of April 30, 2011	$1	$22	$—	$23

The restructuring and other special accruals for all plans, which totaled $23 million at April 30, 2011, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Cost of products and services	$—	$3	$—	$6
Research and development	—	—	—	1
Selling, general and administrative	(2)	13	—	43
Total restructuring, asset impairments and other special charges	$(2)	$16	$—	$50

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2011 and 2010, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost—benefits earned during the period	$11	$10	$8	$8	$1	$1
Interest cost on benefit obligation	7	7	18	17	6	7
Expected return on plan assets	(11)	(10)	(23)	(21)	(5)	(5)
Amortization and deferrals:
Actuarial loss	1	1	9	7	3	4
Prior service cost	(3)	(3)	—	—	(5)	(4)
Total net plan costs	$5	$5	$12	$11	$—	$3

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost—benefits earned during the period	$21	$20	$16	$16	$2	$2
Interest cost on benefit obligation	14	14	35	35	13	14
Expected return on plan assets	(22)	(20)	(46)	(43)	(10)	(10)
Amortization and deferrals:
Actuarial loss	2	3	19	20	7	8
Prior service cost	(6)	(6)	—	—	(9)	(8)
Total net plan costs	$9	$11	$24	$28	$3	$6

As of April 1, 2011, we approved changes to our U.S. Post-Retirement Benefit Plan. In connection with these changes, we reduced our Accumulated Prospective Benefit Obligation by $194 million with the offset going to accumulated other comprehensive income.  The prior service credit will be amortized over the future working lifetime of all participants in the plan which is approximately 9 years.

We contributed approximately $30 million to our U.S. defined benefit plans and $21 million to our non-U.S. defined benefit plans during the three months ended April 30, 2011 and $33 million and $34 million, respectively, for the six months ended April 30, 2011.  We contributed approximately $30 million to our U.S. defined benefit plans and $10 million to our non-U.S. defined benefit plans during the three months ended April 30, 2010 and $32 million and $22 million, respectively, for the six months ended April 30, 2010.  We expect to contribute approximately zero to our U.S. defined benefit plans and $30 million to our non-U.S. defined benefit plans during the remainder of 2011.

13. WARRANTIES AND CONTINGENCIES

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

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2011	FY 2010
	(in millions)
Beginning balance as of November 1,	$45	$28
Accruals for warranties issued during the period	33	26
Changes in estimates	3	(2)
Settlements made during the period	(32)	(24)
Ending balance as of April 30,	$49	$28

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. We record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

14. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2011 the company has no borrowings outstanding under the facility.

On August 17, 2009 the credit facility agreement was amended to provide additional financing flexibility in advance of the acquisition of Varian, Inc. The amendment allowed for incremental indebtedness to be excluded from the leverage ratio covenant until March 1, 2011 and reduced the basket for other secured financings permitted from $300 million to $75 million during this period.  The amendment has since expired and we were in compliance with the covenants for the credit facility during the three months ended April 30, 2011.

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

15.  LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	April 30, 2011			October 31, 2010
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2012 Senior Notes	$250	$4	$254	$250	$6	$256
2013 Senior Notes	249	—	249	249	—	249
2015 Senior Notes	499	22	521	499	37	536
2017 Senior Notes	598	33	631	598	35	633
2020 Senior Notes	498	(9)	489	498	18	516
Total	$2,094	$50	$2,144	$2,094	$96	$2,190

2012 Senior Notes

In September 2009, we issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.91% of their principal amount. The notes will mature on September 14, 2012, and bear interest at a fixed rate of 4.45% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

2013 Senior Notes

In July 2010, we issued an aggregate principal amount of $250 million in senior notes. The senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

2015 Senior Notes

In September 2009, we issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

2017 Senior Notes

In October 2007, we issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

2020 Senior Notes

In July 2010, we issued an aggregate principal amount of $500 million in senior notes. The senior notes were issued at 99.54% of their principal amount. The notes will mature on July 15, 2020, and bear interest at a fixed rate of 5.00% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. We incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $5 million in connection with the 2015 and 2012 senior notes and incurred $5 million in connection with 2013 and 2020 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at April 30, 2011 was $33 million. The gain is being deferred and amortized over the remaining life of the senior notes.

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 258 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At April 30, 2011, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $26 million, with a corresponding increase in the carrying value of senior notes, and a liability of $9 million on 2020 senior notes with a corresponding decrease in carrying value of the senior notes.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million.  The asset value upon termination for these contracts was approximately $31 million.  The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

16. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended April 30,
	2011	2010
	(in millions)
Net income	$200	$108
Other comprehensive income (loss):
Change in unrealized gain and loss on investments	(5)	3
Change in unrealized gain and loss on derivative instruments	—	9
Reclassification of (gains) and losses into earnings related to derivative instruments	1	(3)
Foreign currency translation	135	(27)
Change in deferred net pension cost	214	(16)
Deferred taxes	(4)	(4)
Comprehensive income	$541	$70

	Six Months Ended April 30,
	2011	2010
	(in millions)
Net income	$393	$187
Other comprehensive income (loss):
Change in unrealized gain and loss on investments	(5)	4
Change in unrealized gain and loss on derivative instruments	(2)	11
Reclassification of (gains) and losses into earnings related to derivative instruments	2	(3)
Foreign currency translation	156	(54)
Change in deferred net pension cost	222	(4)
Deferred taxes	(7)	(8)
Comprehensive income	$759	$133

17. STOCK REPURCHASE PROGRAM

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended April 30, 2011, we did not repurchase any shares and for the six months ended April 30, 2011, we repurchased 6 million shares for $270 million using settlement date calculation. For the three and six months ended April 30, 2010, we repurchased 5 million shares for $165 million and 8 million shares for $265 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and impairment of other intangibles and other items as noted in the reconciliations below.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended April 30, 2011:
Total segment revenue	$464	$381	$834	$1,679
Varian acquisition deferred revenue fair value adjustment	$(1)	$(1)	$—	$(2)
Total net revenue	$463	$380	$834	$1,677
Segment income from operations	$61	$72	$191	$324
Three months ended April 30, 2010:
Total net revenue	$334	$238	$699	$1,271
Segment income from operations	$48	$57	$100	$205

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Six months ended April 30, 2011:
Total segment revenue	$868	$730	$1,605	$3,203
Varian acquisition deferred revenue fair value adjustment	$(4)	$(3)	$—	$(7)
Total net revenue	$864	$727	$1,605	$3,196
Segment income from operations	$109	$137	$347	$593
Six months ended April 30, 2010:
Total net revenue	$674	$482	$1,328	$2,484
Segment income from operations	$103	$124	$158	$385

The following table reconciles reportable segment results to Agilent’s total enterprise results from operations before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Total reportable segments’ income from operations	$324	$205	$593	$385
Restructuring related costs and asset impairments	(3)	(16)	(5)	(64)
Transformational initiatives	(11)	(6)	(22)	(15)
Interest income	3	3	7	6
Interest expense	(20)	(22)	(43)	(45)
Other income (expense), net	11	4	17	13
Acquisition and integration costs	(13)	(10)	(28)	(27)
Varian acquisition related fair value adjustments	(3)	—	(7)	—
Amortization of Intangibles and Other	(28)	(19)	(54)	(31)
Income before taxes, as reported	$260	$139	$458	$222

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of April 30, 2011	$1,852	$1,756	$2,171	$5,779
As of October 31, 2010	$1,564	$1,635	$2,245	$5,444

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

Total orders for the three months and six months ended April 30, 2011 were $1,703 million and $3,330 million, respectively, an increase of 27 percent and 30 percent, respectively, above the same periods last year with each business segment showing order growth in the three and six months when compared to the same periods last year. For the three and six months ended April 30, 2011, life sciences orders increased 45 percent and 38 percent, respectively, when compared to the same periods last year. Chemical analysis orders increased 65 percent and 62 percent in the three and six months ended April 30, 2011, respectively, when compared to the same periods last year. Electronic measurement orders increased 8 percent and 15 percent in the three and six months ended April 30, 2011, respectively, when compared to the same periods last year. The increase in orders in the three and six months ended April 30, 2011 attributable to our acquisitions, less orders attributable to our divestitures, accounted for 9 percentage points and 10 percentage points of total order growth, respectively, when compared to the same periods last year.

Net revenue of $1,677 million and $3,196 million for the three and six months ended April 30, 2011, increased 32 percent and 29 percent, respectively, from the same periods last year. The revenue increase attributable to our acquisitions, less revenue attributable to our divestitures, accounted for 11 percentage points and 9 percentage points of revenue increase for the three and six months ended April 30, 2011, respectively, when compared to the same periods last year.  Excluding acquisitions and divestitures, revenue growth in the life sciences business, for the three and six months ended April 30, 2011, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year. Excluding acquisitions, revenue growth in the chemical analysis business for the three and six months ended April 30, 2011, was led by strong growth in the petrochemical markets when compared to the same periods last year.  Within electronic measurement, revenue from general purpose end-markets improved strongly in the three and six months ended April 30, 2011 when compared to the same periods last year. The increase was led by increased sales to the industrial, semiconductor and computer markets. Also within electronic measurement, the communications test businesses improved in the three and six months ended April 30, 2011 when compared to the same periods last year. Wireless manufacturing reported strong revenue growth in the three and six months ended April 30, 2011.

Net income for the three and six months ended April 30, 2011 was $200 million and $393 million, respectively, compared to $108 million and $187 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2011, we generated $498 million of cash from operations, compared with $255 million generated in the same period last year.

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

In the three and six months ended April 30, 2011 we acquired three separate businesses: A2 Technologies, Lab901 and Biocius Life Sciences Inc. for $96 million in total consideration, net of cash acquired.

Looking forward, we are focused on integrating Varian’s order fulfillment systems and processes into Agilent and our priority is to continue to focus on revenue and cost synergies, as well as increase technology sharing between our businesses. We are currently expecting to achieve $100 million in net savings as a result of the integration of Varian into Agilent. We are also looking to increase our electronic measurement business manufacturing capacity based on current demand.

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

The results of our test for goodwill impairment, as of September 30, 2010, showed that the estimated fair values of our life sciences, chemical analysis and electronic measurement reporting units exceeded their carrying values in excess of $1 billion for each reporting unit. A 1 percent increase in the discount rate lowered the fair value by approximately 15 percent. There was no impairment of goodwill during the three and six months ended April 30, 2011 or for the year ended October 31, 2010. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

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

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired $5 million of purchased intangibles and fixed assets in the three and six months ended April 30, 2011, respectively, related to cessation of portions of certain businesses and vacating certain leasehold improvements.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At April 30, 2011, we provided a partial valuation allowance for our U.S. deferred tax assets and either a full or partial valuation allowance on certain foreign deferred tax assets. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be sufficient to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$1,703	$1,346	$3,330	$2,566	27%	30%
Net revenue:
Products	$1,389	$1,029	$2,647	$2,005	35%	32%
Services and other	288	242	549	479	19%	15%
Total net revenue	$1,677	$1,271	$3,196	$2,484	32%	29%

Net revenue of $1,677 million and $3,196 million for the three and six months ended April 30, 2011, increased 32 percent and 29 percent, respectively, from the same periods last year. The revenue increase attributable to our acquisitions, less revenue attributable to our divestitures, accounted for 11 percentage points and 9 percentage points of revenue increase for the three and six months ended April 30, 2011, respectively, when compared to the same periods last year.  Excluding acquisitions and divestitures, revenue growth in the life sciences business, for the three and six months ended April 30, 2011, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year. Excluding acquisitions, revenue growth in the chemical analysis business for the three and six months ended April 30, 2011, was led by strong growth in the petrochemical markets when compared to the same periods last year.  Within electronic measurement, revenue from general purpose end-markets improved strongly in the three and six months ended April 30, 2011 when compared to the same periods last year. The increase was led by increased sales to the industrial, semiconductor and computer markets. Also within electronic measurement, the communications test businesses improved in the three and six months ended April 30, 2011 when compared to the same periods last year. Wireless manufacturing reported strong revenue growth in the three and six months ended April 30, 2011. For the three and six months ended April 30, 2011 Agilent’s segment revenue was $1,679 million and $3,203 million, respectively, an increase of 32 percent and 29 percent, respectively, when compared to the same periods last year. Note 18, “Segment Information”, shows a reconciliation between segment revenue and net revenue.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 19 percent and 15 percent in the three and six months ended April 30, 2011, respectively, when compared to the same periods last year. The increase in services and other revenue attributable to our acquisitions, less service and other revenue attributable to our divestitures, accounted for 5 percentage points and 3 percentage points of revenue increase in the three and six months ended April 30, 2011, respectively.  The service and other revenue growth is lower than product revenue growth due to only a proportion of product sales attracting  service contracts, the recognition of warranty revenue over an extended period and a portion of the revenue being driven more by the previously installed base than current period product sales.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2011	2010	2011	2010	Months		Months
Total gross margin	53.7%	55.9%	53.7%	55.2%	(2	)ppts	(2	)ppts
Operating margin	15.9%	12.1%	14.9%	10.0%	4	ppts	5	ppts

(in millions)
Research and development	$165	$150	$324	$299	10%		8%
Selling, general and administrative	$469	$407	$915	$824	15%		11%

Total gross margins for the three and six months ended April 30, 2011 showed a 2 percentage point decrease in both the three and six months ended April 30, 2011 compared to the same periods last year. The decrease in gross margins was mostly due to the unfavorable impact of the Varian acquisition (including fair value adjustments). Operating margins have increased 4 percentage points and 5 percentage points for the three and six months ended April 30, 2011, respectively, compared to the same periods last year. The increase in operating margin is due to higher volume, reduction in restructuring expenses, benefits from our previously completed restructuring program which were offset by the impact of the Varian acquisition and higher variable and incentive pay.

Research and development expenses increased 10 percent and 9 percent for the three and six months ended April 30, 2011, respectively, compared to the same periods last year. Increased expenditures, compared to the same period last year, were mostly due to the Varian acquisition. We remain committed to invest about 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 15 percent and 11 percent for the three and six months ended April 30, 2011 compared to the same periods last year. Increased expenditures were due to the Varian acquisition and higher variable and incentive pay offset by the impact of decreased restructuring expenses and costs associated with divested businesses.

At April 30, 2011, our headcount was approximately 18,500 compared to approximately 16,100 at April 30, 2010. The increase was mainly due to the Varian acquisition.

Provision for Income Taxes

For the three and six months ended April 30, 2011, we recorded an income tax provision of $60 million and $65 million, respectively, compared to an income tax provision of $31 million and $35 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2011 includes a net discrete tax expense of $31 million and $16 million, respectively. The income tax provision for the three and six months ended April 30, 2011 includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets.  The overstatement of these deferred tax assets resulted in an overstatement of the UK valuation allowance release in the fourth quarter of 2010. The income tax provision for the six months ended April 30, 2011 includes a $16 million discrete benefit relating to a tax settlement with a foreign tax authority.

The income tax expense for the three and six months ended April 30, 2010 includes a net discrete expense of $12 million and $3 million, respectively, relating primarily to tax settlements, lapses of statutes of limitations and valuation allowance adjustments based on changes in other comprehensive income items.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of April 30, 2011 we intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.  We currently have a valuation allowance of $307 million of which $244 million relates to U.S. jurisdictions.  Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be sufficient to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

At April 30, 2011, our estimate of the annual effective tax rate, including discrete items was 13 percent. The effective income tax rate including discrete items, for the three and six months ended April 30, 2011 was 23 percent and 14 percent, respectively. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for state purposes.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

In December 2010, Agilent reached an agreement with the IRS for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available net operating losses and tax credit carry forwards.  Primarily as a result of these agreements, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $564 million at April 30, 2011.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.

Global Infrastructure Organization

Agilent’s global infrastructure organization (GIO) remains a key component of our operating model.  For the three and six months ended April 30, 2011, GIO, which includes IT, workplace services, human resources, legal, finance and other corporate functions, has maintained an approximately flat cost structure when compared to the same periods last year, excluding Varian infrastructure costs. We will continue to efficiently manage and leverage our infrastructure resources to support our businesses in the coming year.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$479	$331	$921	$667	45%	38%
Net revenue	$464	$334	$868	$674	39%	29%

Life sciences orders for the three and six months ended April 30, 2011 increased 45 percent and 38 percent, respectively, when compared to the same periods last year.  Excluding the impact of the Varian acquisition, the Hycor divestiture and our recent acquisitions of Biocius and Lab901, orders for the three and six months ended April 30, 2011 grew 21 percent and 16 percent, respectively, when compared to the same periods last year.  Order results were led by strength in the LC, LC-MS, automation, informatics, genomics, consumables, and services portfolios.  We saw solid performance in key products, such as the 1200 Infinity LC Series, LC/Triple Quadrupole (QQQ) system, SureSelect Target Enrichment System, and OpenLab software suite. Geographically, excluding the impact of Varian and other recent acquisitions, orders grew 22 percent in the Americas, 17 percent in Europe, 13 percent in Japan, and 30 percent in other Asia Pacific for the three months ended April 30, 2011, when compared to the same period last year.  Excluding acquisitions and the Hycor divestiture, orders grew 16 percent in the Americas, 12 percent in Europe, 8 percent in Japan, and 24 percent in other Asia Pacific for the six months ended April 30, 2011, when compared to the same period last year.  Outstanding performance of LC-MS instrument systems in China contributed to Asia Pacific regional growth.

Life sciences revenues for the three and six months ended April 30, 2011 increased 39 percent and 29 percent, respectively, when compared to the same periods last year.  Excluding the impact of Varian acquisition, the Hycor divestiture and other recent acquisitions, revenues for the three and six months ended April 30, 2011 grew 16 percent and 12 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and six months ended April 30, 2011 had a favorable currency impact of 3 percentage points and 1 percentage point on the growth in revenues, respectively, when compared to the same period last year.  Revenue growth was led by the LC, LC-MS, automation, consumables, and services portfolios, along with research products including NMR and MRI.  Geographically, excluding the impact of Varian and other recent acquisitions, revenues grew 16 percent in the Americas, 12 percent in Europe, 8 percent in Japan, and 24 percent in other Asia Pacific for the three months ended April 30, 2011, when compared to the same period last year.  Excluding the impact of Varian acquisition, the Hycor divestiture and other recent acquisitions, revenues grew 13 percent in the Americas, 6 percent in Europe, 6 percent in Japan, and 20 percent in other Asia Pacific for the six months ended April 30, 2011, when compared to the same period last year.

We saw growth in the pharmaceutical and biotech, academic and government, as well as other applied markets such as petrochemical and environmental.  The Asia Pacific region, where we have a strong presence, is emerging as the fastest growing pharmaceutical industry in the global pharmaceutical market.  Next generation sequencing continues to be active in academia.  In the petrochemical applied market, petroleum and chemical industries are expected to continue profitability improvements and to reinvest in their business.

Looking forward, we expect reasonable momentum in markets such as pharmaceutical and biotech to drive further demand in our instruments and application solutions.  With our life sciences sales channel coverage model, we continue to focus on global academic and government accounts.  The life sciences business also remains focused on expanding our application portfolio for our customers.  The Lab901 acquisition will allow us to address the demand for higher automation and throughput for DNA and protein analysis.  With the acquisition of Biocius Life Sciences, its RapidFire high-throughput mass spectrometry drug-screening technology platform will allow us to expand our reach in the pharmaceutical market.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2011	2010	2011	2010	Months		Months
Gross margin	52.2%	55.0%	52.7%	54.7%	(3	)ppts	(2	)ppts
Operating margin	13.2%	14.2%	12.6%	15.3%	(1	)ppt	(3	)ppts

(in millions)
Research and development	$45	$33	$87	$66	34%		32%
Selling, general and administrative	$136	$103	$261	$200	33%		31%

Gross margins for products and services for the three and six months ended April 30, 2011 decreased by 3 percentage points and 2 percentage points, respectively, compared to the same periods last year.

For the three months ended April 30, 2011, the impact of Varian product portfolio, higher logistics costs, and higher consumables costs were partially offset by favorable volume and product mix. For the six months ended April 30, 2011, higher production costs in Research Products, including NMR and MRI, higher consumables costs, and higher logistics costs were partially offset by favorable volume and product mix, and lower variable and incentive pay.

Research and development expenses for the three and six months ended April 30, 2011 increased 34 percent and 32 percent, respectively, compared to the same periods last year.  Increases during these periods were due to acquisitions (Varian, Lab901 and Biocius) and investments in product R&D which were partially offset by lower variable and incentive pay and the Hycor divestiture.

Selling, general and administrative expenses for the three and six months ended April 30, 2011 increased 33 percent and 31 percent, respectively, compared to the same periods last year.  For the three months ended April 30, 2011, increases were due to the Varian, Lab901, and Biocius acquisitions and investments in sales channel coverage.  For the six months ended April 30, 2011, increases were due to acquisitions, investments in sales channel coverage and higher commissions, partially offset by lower variable and incentive pay and the Hycor divestiture.

Operating margins for products and services for the three and six months ended April 30, 2011 decreased 1 percentage point and 3 percentage points, respectively, compared to the same periods last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2011 increased $13 million and $6 million, respectively, on a corresponding revenue increase of $130 million and $194 million.  The resultant year-over-year operating margin incremental was 10 percent and 3 percent for these periods, respectively.  Excluding the impact of Varian and other recent acquisitions, the year-over-year operating margin incremental for the three and six months ended April 30, 2011 were approximately 44 percent and 46 percent, respectively.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$380	$231	$768	$473	65%	62%
Net revenue	$381	$238	$730	$482	60%	51%

Chemical analysis orders for the three and six months ended April 30, 2011 increased 65 percent and 62 percent, respectively, when compared to the same periods last year.  Excluding the Varian and A2 Technologies Inc. acquisitions, orders for the three and six months ended April 30, 2011 grew 22 percent and 19 percent, respectively, when compared to the same periods last year.  Order results were led by solid performance in the GC, GC-MS, ICP-MS, along with consumables and services.  Growth in the services and support business was driven by strength in the support contracts and growth in multi-vendor services.  Continued strength in replacement cycle purchasing drove solid performance in key products such as our 7890A GC and 5975 series Mass Selective Detector (MSD).  Geographically, excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 19 percent in the Americas, grew 23 percent in Europe, declined 14 percent in Japan, and grew 39 percent in other Asia Pacific for the three months ended April 30, 2011 when compared to the same period last year.  Excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 17 percent in the Americas, grew 18 percent in Europe, declined 4 percent in Japan on soft government and private sector spending, and grew 30 percent in other Asia Pacific for the six months ended April 30, 2011 when compared to the same period last year.

Chemical analysis revenues for the three and six months ended April 30, 2011 increased 60 percent and 51 percent, respectively, when compared to the same periods last year.  Excluding the Varian and A2 Technologies acquisitions, revenues for the three and six months ended April 30, 2011 grew 13 percent and 10 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and six months ended April 30, 2011 had an favorable currency impact of 3 percentage points and 1 percentage point on the growth in revenues, respectively, when compared to the same period last year.  Revenue growth was led by the GC, GC-MS, and ICP-MS portfolios, along with consumables and services.  Geographically, excluding the impact of the acquisitions, revenues grew 10 percent in the Americas, grew 14 percent in Europe, declined 20 percent in Japan, and grew 29 percent in other Asia Pacific for the three months ended April 30, 2011 when compared to the same period last year.  Excluding the Varian and A2 Technologies acquisitions, revenues grew 14 percent in the Americas, grew 11 percent in Europe, declined 15 percent in Japan, and grew 17 percent in other Asia Pacific for the six months ended April 30, 2011 when compared to the same period last year. In Japan the negative effects of the earthquake and tsunami were minimal. The decline in revenues in Japan was primarily due to softness in both government and private sector spending in the three months ended April 30, 2011.  Additionally, strong results in Japan for the three and six months ended April 30, 2010, make the year over year comparisons difficult.

We saw continued strength across all chemical analysis end-markets.  In the petrochemical market, petroleum and chemical industries are expected to continue profitability improvements and to reinvest in their business.  Demand for safe and high quality food in emerging markets, especially China, remains robust.  This drives increased testing capacity, requiring instrument purchases and greater use of consumables and services.  Within the environmental market, the worldwide demand for safe drinking water and identification of new contaminants, known as Emerging Contaminates, continues to create growth for high-end mass spectrometry techniques (GC-MS, LC-MS, ICP-MS), services and consumables.  Demand for safe drinking water is strongest in Asia Pacific and demand for the identification of Emerging Contaminants is strongest in the United States and Europe.

Looking forward, we will continue to focus on the successful integration of Varian.  With Varian, the chemical analysis product portfolio now has new offerings in spectroscopy and vacuum technologies, complementary mass spectrometry products, and an expanded consumables portfolio which are being leveraged globally with an integrated sales team.  We are focusing on improvements in profitability of the Varian portfolio via infrastructure efficiencies and targeted programs to drive gross margin improvements.  In addition, our recent acquisition of A2 Technologies expands our spectroscopy portfolio with Fourier transform infrared (FT-IR) technology for lab and field use.  This offers customers high-performance analytical capabilities in compact size instruments.  Excluding the Varian and A2 Technologies acquisitions, we continue to focus on product and application expansion, and leveraging our strong presence in emerging geographies to drive growth.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2011	2010	2011	2010	Months		Months
Gross margin	50.3%	54.5%	50.7%	54.8%	(4	)ppts	(4	)ppts
Operating margin	18.9%	23.9%	18.8%	25.7%	(5	)ppts	(7	)ppts

(in millions)
Research and development	$23	$14	$46	$27	73%		73%
Selling, general and administrative	$96	$59	$186	$113	62%		64%

Gross margins for products and services for the three and six months ended April 30, 2011 decreased 4 percentage points when compared to the same periods last year.  For the three months ended April 30, 2011, the change was due to the impact of the Varian portfolio, including training costs in service delivery to support the combined Agilent and Varian product portfolio, and higher logistics costs.  For the six months ended April 30, 2011, the change was due to the impact of the Varian acquisition and higher logistics costs.

Research and development expenses for the three and six months ended April 30, 2011 both increased 73 percent when compared to the same periods last year.  Increases during these periods were due to the Varian acquisition and investments in product R&D to support ongoing portfolio enhancement and expansion.

Selling, general and administrative expenses for the three and six months ended April 30, 2011 increased 62 percent and 64 percent, respectively, compared to the same periods last year.  For the three months ended April 30, 2011, increases were due primarily to the Varian and A2 Technologies acquisitions, and investments in sales channel coverage. For the six months ended April 30, 2011, increases were due to the Varian acquisition, investments in sales channel coverage, and higher commissions.

Operating margins for products and services for the three and six months ended April 30, 2011 decreased 5 percentage points and 7 percentage points, respectively, compared to the same periods last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2011 increased $15 million and $13 million, respectively, on a corresponding revenue increase of $143 million and $248 million.  The resultant year-over-year operating margin incremental was 10 percent and 5 percent for these periods, respectively.  Excluding the impact of the Varian and A2 Technologies acquisitions, the year-over-year operating margin incremental for the three and six months ended April 30, 2011 were approximately 38 percent and 27 percent, respectively.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$844	$784	$1,641	$1,426	8%	15%
Net revenue	$834	$699	$1,605	$1,328	19%	21%

Electronic measurement orders for the three and six months ended April 30, 2011, increased 8 percent and 15 percent, respectively, when compared to the same periods last year.  Excluding the network solutions business divestiture, orders grew 15 percent year-over-year for the three months and 22 percent for the six months ended April 30, 2011.  Foreign currency movements accounted for approximately 2 percentage points and 1 percentage point of the year-over-year increases for the three and six month periods, respectively.  Strength in wireless manufacturing, semiconductor, and digital test related businesses contributed to the year-over-year growth.  Orders increased in all regions except for the Americas due to softer aerospace and defense demand and the divestiture of the network solutions business.  For the three months ended April 30, 2011, the Americas declined 11 percent, Europe grew 16 percent, Japan increased 12 percent, and other Asia Pacific rose 31 percent.  For the six months ended April 30, 2011, orders were 2 percent lower in the Americas, 10 percent higher in Europe, 22 percent greater in Japan, and 39 percent higher in other Asia Pacific compared to the same period last year.

Electronic measurement revenues for the three and six months ended April 30, 2011, increased 19 percent and 21 percent, respectively, when compared to the same periods last year.  Excluding the network solutions business, revenues were 26 percent higher for the three months and 28 percent for the six months ended April 30, 2011.  Foreign currency movements contributed approximately 2 percentage points of growth year-over-year for both the three and six month periods.  Revenues were higher year-over-year in all regions for the three months ended April 30, 2011, with 1 percent growth in the Americas, 24 percent in Europe, 33 percent in Japan, and 32 percent in other Asia Pacific.  For the six months ended April 30, 2011, revenue in the Americas rose 11 percent, Europe increased 18 percent, Japan grew 37 percent, and other Asia Pacific increased 29 percent compared to the same period last year.

General purpose test represented approximately 64 percent of electronic measurement revenues for both the three and six months ended April 30, 2011.  Year-over-year growth reflected strong demand for industrial, computers and semiconductor related test and solid performance in aerospace and defense.  Growth in smartphones, cell phones, and tablet computers drove strong demand for our equipment with the expansion of semiconductor foundry production capacity.  Our digital test business increased significantly year-over-year due to growing demand for high speed data transmission.  Improvement in overall economic conditions contributed to stronger demand from customers with industrial or general purpose applications.  Aerospace defense growth was solid reflecting the continued focus on information management, specifically surveillance and intelligence, which was dampened by funding uncertainty in the United States for the Department of Defense.

Communications test represented approximately 36 percent of electronic measurement revenues for the three and six months ended April 30, 2011.  Communications test experienced strong growth in wireless manufacturing and broadband communications, solid performance in wireless R&D, and a decline in the network monitoring business resulting from its divestiture.  Wireless manufacturing increased significantly year-over-year driven by the expansion of production capacity for smartphones and 3G cellular devices.  Broadband communications related test was strong due to increased network traffic driving network expansion and growth in higher speed ports.  Solid growth in our wireless R&D business reflected continued investment in new products and next generation technologies particularly for high data rate applications, including long-term evolution (LTE), that drive demand across the wireless ecosystem of chipsets, modules, devices, and infrastructure.

Looking forward, we expect growth rates will moderate as a result of comparison to stronger prior year results, particularly for the computers and semiconductor related business.  Our near term outlook for the aerospace defense business has improved with the resolution of funding for the United States government and Department of Defense.  We expect demand relating to industrial and general purpose applications to remain solid pending a sustained economic recovery, and strength in our wireless communications manufacturing and digital test business is expected to continue.  Given the growth in our business, we plan to increase capital investment to expand manufacturing capacity to meet the higher demand.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2011	2010	2011	2010	Months		Months
Gross margin	59.5%	58.8%	58.9%	58.1%	1	ppt	1	ppts
Operating margin	22.9%	14.2%	21.7%	11.9%	9	ppts	10	ppts

(in millions)
Research and development	$95	$101	$189	$201	(5)%		(6)%
Selling, general and administrative	$210	$210	$408	$412	—%		(1)%

Gross margins for products and services for the three and six months ended April 30, 2011, increased 1 percentage point compared to the same periods last year.  For the three months ended April 30, 2011, volume adjusted gross margin was flat year-over-year with higher variable and incentive pay offset by the favorable impact of currency movement.  Volume adjusted gross margin for the six months ended April 30, 2011, was also flat compared to the same period last year reflecting higher variable and incentive pay, and increased infrastructure costs offset by the favorable impact of currency movement.

Research and development expenses for the three and six months ended April 30, 2011, decreased 5 percent and 6 percent, respectively, compared to the same periods last year.  The decline reflected lower infrastructure costs, spending eliminated with the divestiture of the network solutions business, savings from our restructuring program, and lower pension and benefits expenses partially offset by higher variable and incentive pay, the unfavorable impact of currency movement, and wage increases.

Selling, general and administrative expenses for the three and six months ended April 30, 2011, were unchanged and 1 percent lower, respectively, compared to the same periods last year.  Year-over-year changes were due to reductions in infrastructure costs, the elimination of spending relating to the network solutions business divestiture, savings from our restructuring program, lower pension and benefits expenses, and reduced commissions offset by higher variable and incentive pay, the unfavorable impact of currency movement, and wage increases.

Operating margins for products and services for the three and six months ended April 30, 2011, increased 9 percentage points and 10 percentage points, respectively, compared to the same periods last year.  The margin improvements were primarily driven by significantly higher volume and lower structural and operating expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2011, increased $91 million and $189 million, respectively, on a corresponding revenue increase of $135 million and $277 million.  The resultant year-over-year operating margin incremental of 68 percent for both periods, respectively, is expected to moderate going forward as compares are made against improved prior period results.

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

Our financial position as of April 30, 2011 consisted of cash and cash equivalents of $2,975 million as compared to $2,649 million as of October 31, 2010.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $498 million for the six months ended April 30, 2011 compared to cash provided of $255 million for the same period in 2010. In the six months ended April 30, 2011, we paid approximately $95 million under our variable pay programs, as compared to $53 million paid out during the same period of 2010. We paid approximately $38 million in taxes in the six months ended April 30, 2011 as compared to $26 million in the same period in 2010.

In the six months ended April 30, 2011, accounts receivable used cash of $26 million compared to cash used of $93 million for the same period in 2010. Agilent revenues increased by approximately 29 percent in the six months ended April 30, 2011 as compared to the same period in 2010. Days’ sales outstanding at 49 days as of April 30, 2011 increased 2 days compared to one year ago. Accounts payable used cash of $19 million for the six months ended April 30, 2011 compared to cash provided of $55 million in the same period in 2010. Cash used for inventory was $139 million for the six months ended April 30, 2011 compared to cash used of $17 million for the same period in 2010. Inventory days’ on-hand increased to 99 days as of April 30, 2011 compared to 88 days as of the end of the same period last year as we build inventory to match revenue growth expectations.

We contributed approximately $67 million to our defined benefit plans in the first six months of 2011 compared to $54 million in the same period of 2010. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $30 million to our defined benefit plans during the remainder of 2011.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities was $1,374 million for the six months ended April 30, 2011 compared to cash used of $33 million for the same period of 2010. Investments in property, plant and equipment were $89 million for the six months ended April 30, 2011 compared to $54 million in the same period of 2010. We expect that total capital expenditures for the current year will be significantly more than last years’ expenditures which were $121 million for 2010. In the six months ended April 30, 2011 there were $96 million of business acquisitions and intangible assets, net of cash acquired, compared to $12 million invested during the same period of 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2011 was $1,566 million compared to cash used of $56 million for the same period of 2010 mainly due to the settlement of the World Trade obligation and share repurchases.

Treasury stock repurchases

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the six months ended April 30, 2011 and 2010, we repurchased 6 million shares for $270 million and 8 million shares for $265 million, respectively.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2011 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2011.

Short-term debt

We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

Long-term debt

On October 24, 2007, we issued an aggregate principal amount of $600 million in senior notes. The senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

On September 9, 2009, we issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2012 (the “2012 notes”) and a $500 million tranche maturing in 2015 (the “2015 notes”).  The 2012 notes were issued at 99.91% of their principal amount, bear interest at a fixed rate of 4.45% per annum, and mature on September 14, 2012. The 2015 notes were issued at 99.69% of their principal amount, bear interest at a fixed rate of 5.50% per annum, and mature on September 14, 2015. Interest on both tranches is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

On July 13, 2010, we issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2013 (the “2013 notes”) and a $500 million tranche maturing in 2020 (the “2020 notes”).  The 2013 notes were issued at 99.82% of their principal amount, bear interest at a fixed rate of 2.50% per annum and mature on July 15, 2013. The 2020 notes were issued at 99.54% of their principal amount, bear interest at a fixed rate of 5.00% per annum, and mature on July 15, 2020. Interest on both tranches is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value upon termination was approximately $43 million and the amount to be amortized at April 30, 2011 was $33 million.

Upon the closing of the offering of the 2015 and 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $750 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 253 basis points, 258 basis points and 179 basis points with respect to the 2015, 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At April 30, 2011, the fair value of the swaps on 2015 and 2012 senior notes was an asset of $26 million with a corresponding increase in the carrying value of senior notes, and a liability of $9 million on 2020 senior notes with a corresponding decrease in carrying value of the senior notes.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million.  The asset value upon termination for these contracts was approximately $31 million.  The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

Other

In this Quarterly Report on Form 10-Q, we have categorized “other purchase commitments” as contracts with professional services suppliers.  Typically we can cancel these contracts within 90 days without penalties.  For those contracts that are not cancelable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be cancelled.  This presentation differs from the presentation set forth in our 2010 Annual Report on Form 10-K.  As of April 30, 2011, our contractual obligations with these suppliers under “other purchase commitments” were approximately $56 million for the next year.  There were no other substantial changes from our 2010 Annual Report on Form 10-K to our contractual commitments in the first six months of 2011. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $449 million and $430 million of taxes payable as of April 30, 2011 and October 31, 2010, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent and 64 percent of our revenues were generated in U.S. dollars during the three months ended April 30, 2011 and 2010, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments.  By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet.  However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2011, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. On June 14, 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants’ motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals. That appeal remains pending.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner and could lead to order cancellations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

•                  difficulties in the assimilation of different practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

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

•                  the fact that the acquisition will substantially expand our life sciences and chemical analysis businesses, and we may not experience anticipated growth in that market;

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in February 2010, Danaher Corporation completed its acquisition of the Life Sciences Instrumentation Businesses from MDS Inc. and Life Technologies Corp., and in May 2011, Thermo Fisher Scientific completed its acquisition of Dionex Corporation.  Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

A number of our products from our life sciences and chemical analysis businesses are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

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

Since December 2008, we have announced and implemented significant restructuring activities in our global infrastructure organization and our electronic measurement segment. Future restructuring programs like the one announced in December 2008  and regular ongoing evaluations of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability.

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

As of April 30, 2011, we had cash and cash equivalents of approximately $2.98 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2011 through Feb. 28, 2011	—	$—	—	$	NA
Mar. 1, 2011 through Mar. 31, 2011	—	$—	—	$	NA
Apr. 1, 2011 through Apr. 30, 2011	—	$—	—	$	NA
Total	—	$—	—	$	NA

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

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 50 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2011	By:	/s/ Didier Hirsch
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