Form 10-Q
period 2011-07-31
AGILENT TECHNOLOGIES INC
filed 2011-09-07
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2011
COMMON STOCK, $0.01 PAR VALUE	347,214,336 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net revenue:
Products	$1,406	$1,147	$4,053	$3,152
Services and other	285	237	834	716
Total net revenue	1,691	1,384	4,887	3,868
Costs and expenses:
Cost of products	643	527	1,822	1,379
Cost of services and other	156	132	457	393
Total costs	799	659	2,279	1,772
Research and development	162	154	486	453
Selling, general and administrative	449	456	1,364	1,280
Total costs and expenses	1,410	1,269	4,129	3,505
Income from operations	281	115	758	363
Interest income	3	3	10	9
Interest expense	(20)	(24)	(63)	(69)
Gain on sale of network solutions division, net	—	127	—	127
Other income (expense), net	17	6	34	19
Income before taxes	281	227	739	449
Provision (benefit) for income taxes	(49)	22	16	57
Net income	$330	$205	$723	$392

Net income per share — basic:	$0.95	$0.59	$2.08	$1.13
Net income per share — diluted:	$0.92	$0.58	$2.04	$1.11

Weighted average shares used in computing net income per share:
Basic	348	347	347	348
Diluted	357	352	355	352

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	July 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,101	$2,649
Short-term restricted cash and cash equivalents	—	1,550
Accounts receivable, net	917	869
Inventory	897	716
Other current assets	308	385
Total current assets	5,223	6,169
Property, plant and equipment, net	1,000	980
Goodwill	1,580	1,456
Other intangible assets, net	462	494
Long-term investments	122	142
Other assets	366	455
Total assets	$8,753	$9,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$470	$499
Employee compensation and benefits	348	395
Deferred revenue	424	358
Short-term debt	—	1,501
Other accrued liabilities	263	330
Total current liabilities	1,505	3,083
Long-term debt	2,168	2,190
Retirement and post-retirement benefits	226	477
Other long-term liabilities	654	710
Total liabilities	4,553	6,460
Contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 590 million shares at July 31, 2011 and 579 million shares at October 31, 2010, issued	6	6
Treasury stock at cost; 243 million shares at July 31, 2011 and 233 million shares at October 31, 2010	(8,500)	(8,038)
Additional paid-in-capital	8,248	7,904
Retained earnings	4,167	3,444
Accumulated other comprehensive income (loss)	271	(88)
Total stockholder’s equity	4,192	3,228
Non-controlling interest	8	8
Total equity	4,200	3,236
Total liabilities and equity	$8,753	$9,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net income	$723	$392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190	135
Share-based compensation	58	51
Deferred taxes	30	(27)
Excess and obsolete inventory and inventory-related charges	20	21
Gain on divestitures, net	—	(125)
Other non-cash expenses, net	9	21
Changes in assets and liabilities:
Accounts receivable	(31)	(109)
Inventory	(192)	(22)
Accounts payable	(36)	85
Employee compensation and benefits	(56)	(54)
Interest swap proceeds	31	—
Other assets and liabilities	4	(23)
Net cash provided by operating activities	750	345
Cash flows from investing activities:
Investments in property, plant and equipment	(138)	(87)
Proceeds from sale of property, plant and equipment	17	7
Proceeds from sale of investments	14	38
Proceeds from divestiture, net of cash divested	—	216
Acquisitions of businesses and intangible assets, net of cash acquired	(96)	(1,310)
Change in restricted cash and cash equivalents, net	1,545	5
Net cash provided by (used in) investing activities	1,342	(1,131)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	299	264
Repayment of debt	(1,500)	(29)
Issuance of senior notes	—	747
Debt issuance cost	—	(5)
Treasury stock repurchases	(462)	(359)
Net cash provided by (used in) financing activities	(1,663)	618

Effect of exchange rate movements	23	6

Net increase (decrease) in cash and cash equivalents	452	(162)

Cash and cash equivalents at beginning of period	2,649	2,479
Cash and cash equivalents at end of period	$3,101	$2,317

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2011 and October 31, 2010, condensed consolidated statement of operations for the three and nine months ended July 31, 2011 and 2010, and condensed consolidated statement of cash flows for the nine months ended July 31, 2011 and 2010.

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

Revenue Recognition for Arrangements with Multiple Deliverables.  On November 1, 2010, we adopted an accounting update regarding revenue recognition for multiple deliverable arrangements and an accounting update for certain revenue arrangements that include software elements.

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

The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on our consolidated financial statements for the three and nine months ended July 31, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our long-term debt exceeds the carrying value by approximately 7 percent as of July 31, 2011. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income.  The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We expect to make presentational changes to our consolidated financial statements upon adoption of this guidance, but as this guidance impacts disclosure requirements only, its adoption will not have a material impact on our consolidated financial statements.

3. ACQUISITION OF VARIAN

On May 14, 2010, we completed the previously announced acquisition of Varian through the merger of Varian and Cobalt Acquisition Corp., a direct wholly-owned subsidiary of Agilent under the Merger Agreement, dated July 26, 2009. As a result of the merger, Varian has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Varian are included in Agilent’s consolidated financial statements from the date of the merger.

The consideration paid was approximately $1,507 million, comprising $52 cash per share of Varian’s outstanding common stock. We also paid $17 million to acquire Varian’s vested in-the money stock options at $52 cash per share less their exercise price. In addition we paid $12 million for Varian’s non-vested in-the-money stock options at $52 cash per share less their exercise price, and Varian’s non-vested restricted stock awards and non-vested performance shares, each at 100 percent of target and at $52 cash per share. In accordance with the authoritative accounting guidance, settlement of the non-vested awards is considered to be for the performance of post combination services and is therefore stock-based compensation expensed immediately after acquisition. Agilent funded the acquisition using the proceeds from our September 2009 offering of senior notes and other existing cash.

The Varian merger was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Varian’s net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.

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

The following represents unaudited pro forma operating results as if Varian had been included in the company’s condensed consolidated statements of operations as of the beginning of the fiscal year presented (in millions, except per share amounts).

	Three Months Ended	Nine Months Ended
	July 31, 2010
Net revenue	$1,413	$4,292
Net income	$248	$338
Net income per share — basic	$0.71	$0.97
Net income per share — diluted	$0.70	$0.96

The unaudited pro forma financial information assumes that the companies were combined as of November 1, 2009 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, reduction in revenue and increase in cost of sales due to the respective estimated fair value adjustments to deferred revenue and inventory, decrease to interest income for cash used in the acquisition, acquisition related transaction costs and tax related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

The unaudited pro forma financial information for the three months ended July 31, 2010 combine the historical results of Agilent and Varian for the three months ended July 31, 2010.  The unaudited pro forma financial information for the nine months ended July 31, 2010 combine the historical results of Agilent for the nine months ended July 31, 2010 and the historical results of Varian for the six months ended April 2, 2010 and the three months ended July 31, 2010.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in millions)
Cost of products and services	$3	$3	$13	$11
Research and development	2	2	8	8
Selling, general and administrative	11	8	39	32
Total share-based compensation expense	$16	$13	$60	$51

At July 31, 2011 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and nine months ended July 31, 2011 and 2010. During the nine months ended July 31, 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

The following assumptions were used to estimate the fair value of the options and LTPP grants. We had no LTPP and employee stock options granted during the three months ended July 31, 2011.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Stock Option Plans:
Weighted average risk-free interest rate	—	2.1%	1.5%	2.2%
Dividend yield	—	0%	0%	0%
Weighted average volatility	—	36%	35%	37%
Expected life	—	4.4 yrs	5.8 yrs	4.4 yrs

LTPP:
Volatility of Agilent shares	—	39%	40%	39%
Volatility of selected peer-company shares	—	20%-80%	20%-76%	20%-80%
Price-wise correlation with selected peers	—	53%	55%	53%

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

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made during the first quarter of 2011, which we believe is representative of future behavior.

5. PROVISION FOR INCOME TAXES

For the three and nine months ended July 31, 2011, we recorded an income tax benefit of $49 million and an income tax provision of $16 million, respectively, compared to an income tax provision of $22 million and $57 million, respectively, for the same periods last year. The income tax benefit and provision for the three and nine months ended July 31, 2011, respectively, includes net discrete tax benefits of $72 million and $55 million, respectively and are primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain foreign uncertain tax positions.  The income tax provision for the nine months ended July 31, 2011 also includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets, which was recorded in the prior quarter ended April 30, 2011.  The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010.

The income tax provision for the three and nine months ended July 31, 2010 includes a net discrete tax expense netting to zero and $3 million, respectively, relating primarily to tax settlements and lapses of statutes of limitations.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of July 31, 2011 we intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.  We currently have a valuation allowance of $334 million of which $269 million relates to U.S. jurisdictions.  Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

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

In December 2010, Agilent reached an agreement with the Internal Revenue Service (IRS) for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available net operating losses and tax credit carry forwards.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. As a result of these agreements with the IRS and agreements with other tax jurisdictions, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $489 million at July 31, 2011.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in millions)
Numerator:
Net income	$330	$205	$723	$392
Denominators:
Basic weighted-average shares	348	347	347	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	9	5	8	4
Diluted weighted-average shares	357	352	355	352

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

For the three and nine months ended July 31, 2011, no options to purchase shares were excluded from the calculation of diluted earnings per share. For the three and nine months ended July 31, 2011 the average stock price was $49 and $44, respectively.  For the three and nine months ended July 31, 2010, options to purchase 11 million shares with a weighted average exercise price of $34 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and nine months ended July 31, 2010 the average stock price was $31.

7. INVENTORY

	July 31, 2011	October 31, 2010
	(in millions)
Finished goods	$441	$338
Purchased parts and fabricated assemblies	456	378
Inventory	$897	$716

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2011:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2010	$311	$747	$398	$1,456
Goodwill arising from acquisitions	53	11	—	64
Foreign currency translation impact and other adjustments	5	15	40	60
Goodwill as of July 31, 2011	$369	$773	$438	$1,580

The components of other intangibles as of July 31, 2011 and October 31, 2010 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2010:
Purchased technology	$466	$176	$290
Backlog	12	12	—
Trademark/Tradename	39	13	26
Customer relationships	236	77	159
Total amortizable intangible assets	$753	$278	$475
In-Process R&D	19	—	19
Total	$772	$278	$494
As of July 31, 2011:
Purchased technology	$505	$231	$274
Backlog	12	12	—
Trademark/Tradename	40	19	21
Customer relationships	252	104	148
Total amortizable intangible assets	$809	$366	$443
In-Process R&D	19	—	19
Total	$828	$366	$462

During the three and nine months ended July 31, 2011, we recorded additions to goodwill of zero and $64 million, respectively, relating to the purchase of three businesses We also recorded a $27 million adjustment to goodwill during the three months ended July 31, 2011 in the electronic measurement segment relating to deferred taxes from a prior acquisition.  During the three and nine months ended July 31, 2011, we recorded additions to other intangibles of zero and $42 million, respectively, related to the purchase of three businesses. We also recorded $14 million of foreign exchange translation impact to other intangibles for the nine months ended July 31, 2011.

Amortization of intangible assets was $29 million and $85 million for the three and nine months ended July 31, 2011 and $27 million and $46 million for the same periods in the prior year.  During the three and nine months ended July 31, 2011, we recorded zero and $3 million of impairments of other intangibles related to an exited business. Future amortization expense related to existing purchased intangible assets is estimated to be $27 million for the remainder of 2011, $95 million for 2012, $78 million for 2013, $67 million for 2014, $57 million for 2015, $50 million for 2016, and $88 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 were as follows:

		Fair Value Measurement at July 31, 2011 Using
	July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,404	$1,404	$—	$—
Derivative instruments (foreign exchange contracts)	23	—	23	—
Long-term
Trading securities	51	51	—	—
Derivative instruments (interest rate contracts)	15	—	15	—
Available-for-sale investments	2	2	—	—
Total assets measured at fair value	$1,495	$1,457	$38	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$14	$—	$14	$—
Long-term
Deferred compensation liability	49	—	49	—
Total liabilities measured at fair value	$63	$—	$63	$—

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

For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$—	$1	$—	$6
Realized losses related to amortization of premium	—	—	—	(1)
Realized losses related to investment impairments	—	—	—	—
Sales	—	(1)	—	(3)
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	(2)
Balance, end of period	$—	$—	$—	$—
Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$—	$—	$(1)

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments for the three and nine months ended July 31, 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in millions)
Long-lived assets held and used	$3	$—	$7	$6
Long-lived assets held for sale	—	—	1	14

For the three months ended July 31, 2011, long-lived assets held and used with a carrying value of $4 million were written down to their fair value of $1 million.  For the nine months ended July 31, 2011 long-lived assets held and used with a carrying value of $8 million were written down to their fair value of $1 million. For the three months ended July 31, 2011, there were no impairments of long-lived assets held for sale. For the nine months ended July 31, 2011 long-lived assets held for sale with a carrying value of $4 million were written down to their fair value of $3 million. Impairments of long-lived assets held and used were zero for the three months ended July 31, 2010. For the nine months ended July 31, 2010, long-lived assets held and used with a carrying value of $29 million were written down to their fair value of $23 million. Impairments of long-lived assets held for sale were zero for the three months ended July 31, 2010. For the nine months ended July 31, 2010, long-lived assets held for sale with a carrying value of $30 million were written down to their fair value of $16 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments.  By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet.  However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes.  As of July 31, 2011, there were 9 interest rate swap contracts designated as fair value hedges associated with our 2012 and 2020 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $750 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at July 31, 2011 was $32 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million.  The asset value, including interest accrual, upon termination was approximately $31 million and the amount to be amortized at July 31, 2011 was $26 million. The proceeds from all such terminated interest rate swaps are recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the respective senior notes. On Aug 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2011, was approximately $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2011.

There were 127 foreign exchange forward contracts and 7 foreign exchange option contracts open as of July 31, 2011 and designated as cash flow hedges. There were 200 foreign exchange forward contracts open as of July 31, 2011 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of July 31, 2011 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(98)	$—	$211
British Pound	(30)	—	146
Canadian Dollar	(48)	—	22
Australian Dollars	47	—	41
Malaysian Ringgit	144	—	42
Japanese Yen	(36)	(120)	21
Other	(5)	—	50
	$(26)	$(120)	$533

The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2011 and October 31, 2010 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2011	October 31, 2010	Balance Sheet Location	July 31, 2011	October 31, 2010
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other assets	$15	$61	Other long-term liabilities	$—	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	$10	$13	Other accrued liabilities	$7	$15
	$25	$74		$7	$15
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$13	$11	Other accrued liabilities	$7	$7
	$13	$11		$7	$7

Total derivatives	$38	$85		$14	$22

The effect of derivative instruments for foreign exchange and interest rate swap contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$32	$41	$4	$57
Gain (loss) on hedged item, recognized in interest expense	$(26)	$(37)	$18	$(44)
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$2	$(5)	$—	$6
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$3	$(3)	$6
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$—	$(2)	$28	$(25)

The estimated net amount of existing gain at July 31, 2011 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

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

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2010	$8	$26	$1	$35
Income statement expense	1	1	—	2
Asset impairments/inventory charges	—	—	—	—
Cash payments	(8)	(8)	(1)	(17)
Balance as of July 31, 2011	$1	$19	$—	$20

The restructuring and other special accruals for all plans, which totaled $20 million at July 31, 2011, are recorded in other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in millions)
Cost of products and services	$—	$1	$—	$7
Research and development	—	1	—	2
Selling, general and administrative	2	4	2	47
Total restructuring, asset impairments and other special charges	$2	$6	$2	$56

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2011 and 2010, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost—benefits earned during the period	$10	$10	$8	$7	$1	$1
Interest cost on benefit obligation	7	7	18	17	4	6
Expected return on plan assets	(11)	(10)	(24)	(21)	(5)	(5)
Amortization and deferrals:
Actuarial loss	1	2	10	8	3	4
Prior service cost	(3)	(3)	—	(1)	(9)	(4)
Total net plan costs	$4	$6	$12	$10	$(6)	$2

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost—benefits earned during the period	$31	$30	$24	$23	$3	$3
Interest cost on benefit obligation	21	21	53	52	17	20
Expected return on plan assets	(33)	(30)	(70)	(64)	(15)	(15)
Amortization and deferrals:
Actuarial loss	3	5	29	28	10	12
Prior service cost	(9)	(9)	—	(1)	(18)	(12)
Total net plan costs	$13	$17	$36	$38	$(3)	$8

As of April 1, 2011, we approved changes to our U.S. Post-Retirement Benefit Plan. In connection with these changes, we reduced our Accumulated Prospective Benefit Obligation by $194 million with the offset going to accumulated other comprehensive income.  The prior service credit will be amortized over the future working lifetime of all participants in the plan which is approximately 9 years.

We contributed approximately zero to our U.S. defined benefit plans and $17 million to our non-U.S. defined benefit plans during the three months ended July 31, 2011 and $33 million and $51 million, respectively, for the nine months ended July 31, 2011.  We contributed less than $1 million to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended July 31, 2010 and $32 million and $34 million, respectively, for the nine months ended July 31, 2010.  We expect to contribute approximately zero to our U.S. defined benefit plans and $16 million to our non-U.S. defined benefit plans during the remainder of 2011.

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

A summary of the standard warranty accrual activity is shown in the table below:

	FY 2011	FY 2010
	(in millions)
Beginning balance as of November 1,	$45	$28
Reserve acquired upon close of Varian acquisition	—	13
Accruals for warranties issued during the period	48	41
Changes in estimates	6	(2)
Settlements made during the period	(50)	(41)
Ending balance as of July 31,	$49	$39

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. We record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no matters pending that we believe are reasonably possible of being material in relation to our business, consolidated financial condition, results of operations or cash flows.

14. SHORT-TERM DEBT AND SHORT-TERM RESTRICTED CASH & CASH EQUIVALENTS

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2011 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2011.

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

15.  LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	July 31, 2011			October 31, 2010
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2012 Senior Notes	$250	$4	$254	$250	$6	$256
2013 Senior Notes	250	—	250	249	—	249
2015 Senior Notes	499	26	525	499	37	536
2017 Senior Notes	598	32	630	598	35	633
2020 Senior Notes	498	11	509	498	18	516
Total	$2,095	$73	$2,168	$2,094	$96	$2,190

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and nine months ended July 31, 2011 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at July 31, 2011 was $32 million. The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million.  The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at July 31, 2011 was $26 million.  The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points and 179 basis points with respect to the 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2011, the fair value of the swaps on 2012 and 2020 senior notes was an asset of $15 million, with a corresponding increase in the carrying value of senior notes.

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million.  The asset value, including interest receivable, upon termination for these contracts was approximately $34 million.  The gain will be deferred and amortized to interest expense over the remaining life of the senior notes.

16. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income:

	Three Months Ended July 31,
	2011	2010
	(in millions)
Net income	$330	$205
Other comprehensive income:
Change in unrealized gain on investments	—	(2)
Change in unrealized gain and loss on derivative instruments	2	(5)
Reclassification of (gains) and losses into earnings related to derivative instruments	1	(3)
Foreign currency translation	(9)	11
Change in deferred net pension cost	3	13
Deferred taxes	(4)	—
Comprehensive income	$323	$219

	Nine Months Ended July 31,
	2011	2010
	(in millions)
Net income	$723	$392
Other comprehensive income:
Change in unrealized gain on investments	(5)	2
Change in unrealized gain and loss on derivative instruments	—	6
Reclassification of (gains) and losses into earnings related to derivative instruments	3	(6)
Foreign currency translation	147	(43)
Change in deferred net pension cost	225	9
Deferred taxes	(11)	(8)
Comprehensive income	$1,082	$352

17. STOCK REPURCHASE PROGRAM

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three and nine months ended July 31, 2011, we repurchased 4 million shares for $192 million and 10 million shares for $462 million, respectively. For the three and nine months ended July 31, 2010, we repurchased 3 million shares for $94 million and 11 million shares for $359 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended July 31, 2011:
Total segment revenue	$453	$383	$856	$1,692
Varian acquisition deferred revenue fair value adjustment	$—	$(1)	$—	$(1)
Total net revenue	$453	$382	$856	$1,691
Segment income from operations	$60	$79	$204	$343
Three months ended July 31, 2010:
Total segment revenue	$374	$329	$692	$1,395
Varian acquisition deferred revenue fair value adjustment	$(10)	$(1)	$—	$(11)
Total net revenue	$364	$328	$692	$1,384
Segment income from operations	$56	$69	$127	$252

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Nine months ended July 31, 2011:
Total segment revenue	$1,321	$1,113	$2,461	$4,895
Varian acquisition deferred revenue fair value adjustment	$(4)	$(4)	$—	$(8)
Total net revenue	$1,317	$1,109	$2,461	$4,887
Segment income from operations	$169	$216	$551	$936
Nine months ended July 31, 2010:
Total segment revenue	$1,048	$811	$2,020	$3,879
Varian acquisition deferred revenue fair value adjustment	$(10)	$(1)	$—	$(11)
Total net revenue	$1,038	$810	$2,020	$3,868
Segment income from operations	$159	$193	$285	$637

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in millions)
Total reportable segments’ income from operations	$343	$252	$936	$637
Restructuring related costs	(2)	(6)	(2)	(56)
Transformational initiatives	(11)	(14)	(33)	(29)
Amortization of Intangibles	(29)	(28)	(85)	(47)
Acquisition and integration costs	(11)	(50)	(39)	(77)
Varian acquisition related fair value adjustments	(1)	(33)	(8)	(33)
Other	(8)	(6)	(11)	(32)
Interest income	3	3	10	9
Interest expense	(20)	(24)	(63)	(69)
Gain on sale of network solutions division, net	—	127	—	127
Other income (expense), net	17	6	34	19
Income before taxes, as reported	$281	$227	$739	$449

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of July 31, 2011	$1,855	$1,748	$2,167	$5,770
As of October 31, 2010	$1,564	$1,635	$2,245	$5,444

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings anticipated from our restructuring programs, uncertainties relating to Federal and Drug Administration (FDA) and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, the existence, length or timing of an economic recovery that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

Total orders for the three and nine months ended July 31, 2011 were $1,687 million and $5,017 million, respectively, an increase of 13 percent and 24 percent, respectively, above the same periods last year with each business segment showing order growth in the three and nine months when compared to the same periods last year. Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the first two weeks of May of this fiscal year when we compare periods without the Varian acquisition.  The increase in orders in the three months ended July 31, 2011 attributable to our acquisitions accounted for 2 percentage points of order growth when compared to the same period last year. The increase in orders in the nine months ended July 31, 2011 attributable to our acquisitions, less orders attributable to our divestitures, accounted for 7 percentage points of order growth when compared to the same period last year.

Net revenue of $1,691 million and $4,887 million for the three and nine months ended July 31, 2011, increased 22 percent and 26 percent, respectively, above the same periods last year. The revenue increase attributable to our acquisitions accounted for 2 percentage points of revenue increase for the three months ended July 31, 2011 when compared to the same period last year.  The revenue increase attributable to our acquisitions, less revenue attributable to our divestitures, accounted for 6 percentage points of revenue increase for the nine months ended July 31, 2011 when compared to the same period last year.  Revenue growth in the life sciences business, for the three and nine months ended July 31, 2011, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year.  Revenue growth in the chemical analysis business for the three and nine months ended July 31, 2011, was led by strong growth in the petrochemical markets when compared to the same periods last year.  Within electronic measurement, we saw strong year-over-year revenue growth from general purpose end-markets in the three and nine months ended July 31, 2011 when compared to the same periods last year. Also within electronic measurement, we saw strong year-over-year revenue growth in the communications test businesses in the three and nine months ended July 31, 2011 when compared to the same periods last year. Revenue growth within the communication test business was higher than in general purpose test with strong wireless manufacturing revenue growth in the three and nine months ended July 31, 2011.

Net income for the three and nine months ended July 31, 2011 was $330 million and $723 million, respectively, compared to $205 million and $392 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2011, we generated $750 million of cash from operations, compared with $345 million generated in the same period last year.

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

Looking forward, we will continue integrating Varian’s order fulfillment systems and processes into Agilent and our priority is to focus on revenue and cost synergies, as well as increase technology sharing between our businesses. As a result of the integration of Varian into Agilent, we are expecting to achieve $100 million in net cost savings. Approximately 1/3 of the net cost savings will be generated within general and administrative expenses by the end of this fiscal year and the remaining savings within the costs of products and services by the end of fiscal 2013.

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

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 35 percent to 45 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

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

The results of our test for goodwill impairment, as of September 30, 2010, showed that the estimated fair values of our life sciences, chemical analysis and electronic measurement reporting units exceeded their carrying values in excess of $1 billion for each reporting unit. A 1 percent increase in the discount rate lowered the fair value by approximately 15 percent. There was no impairment of goodwill during the three and nine months ended July 31, 2011 or for the year ended October 31, 2010. We continue to assess the overall environment to determine if we would trigger and fail step 1 of the goodwill impairment test.

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

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired $3 million and $7 million of purchased intangibles and fixed assets in the three and nine months ended July 31, 2011, respectively, mainly related to cessation of portions of certain businesses and vacating certain leasehold improvements.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At July 31, 2011, we provided a partial valuation allowance for our U.S. deferred tax assets and either a full or partial valuation allowance on certain foreign deferred tax assets. We intend to maintain a partial or full valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

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

Restructuring Costs, Asset Impairments and Other Charges

Our 2009 restructuring program, announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. Workforce reduction payments, primarily severance, were largely complete in fiscal year 2010. Lease payments should primarily be complete by the end of fiscal 2014.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$1,687	$1,491	$5,017	$4,057	13%	24%
Net revenue:
Products	$1,406	$1,147	$4,053	$3,152	23%	29%
Services and other	285	237	834	716	20%	16%
Total net revenue	$1,691	$1,384	$4,887	$3,868	22%	26%

Net revenue of $1,691 million and $4,887 million for the three and nine months ended July 31, 2011, increased 22 percent and 26 percent, respectively, above the same periods last year. Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the first two weeks of May of this fiscal year when we compare periods without the Varian acquisition. The revenue increase attributable to our acquisitions accounted for 2 percentage points of revenue increase for the three months ended July 31, 2011 when compared to the same period last year.  The revenue increase attributable to our acquisitions, less revenue attributable to our divestitures, accounted for 6 percentage points of revenue increase for the nine months ended July 31, 2011 when compared to the same period last year.  Revenue growth in the life sciences business, for the three and nine months ended July 31, 2011, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year.  Revenue growth in the chemical analysis business for the three and nine months ended July 31, 2011, was led by strong growth in the petrochemical markets when compared to the same periods last year.  Within electronic measurement, revenue from general purpose end-markets improved in the three and nine months ended July 31, 2011 when compared to the same periods last year. Also within electronic measurement, the communications test businesses improved in the three and nine months ended July 31, 2011 when compared to the same periods last year. Revenue growth within the communication test business was higher than in general purpose test with strong wireless manufacturing revenue growth in the three and nine months ended July 31, 2011. For the three and nine months ended July 31, 2011 Agilent’s segment revenue was $1,692 million and $4,895 million, respectively, an increase of 21 percent and 26 percent, respectively, when compared to the same periods last year. Note 18, “Segment Information”, shows a reconciliation between segment revenue and net revenue.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 20 percent and 16 percent in the three and nine months ended July 31, 2011, respectively, when compared to the same periods last year. The increase in services and other revenue attributable to our acquisitions accounted for 1 percentage point of revenue increase in the three months ended July 31, 2011.  The increase in services and other revenue attributable to our acquisitions, less service and other revenue attributable to our divestitures, accounted for 2 percentage points of revenue increase in the nine months ended July 31, 2011. The service and other revenue growth is lower than product revenue growth due to only a proportion of product sales attracting service contracts, the recognition of warranty revenue over an extended period and a portion of the revenue being driven more by the previously installed base than current period product sales.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2011	2010	2011	2010	Months		Months
Total gross margin	52.7%	52.4%	53.4%	54.2%	—		(1	)ppt
Operating margin	16.6%	8.3%	15.5%	9.4%	8	ppts	6	ppts

(in millions)
Research and development	$162	$154	$486	$453	5%		7%
Selling, general and administrative	$449	$456	$1,364	$1,280	(2)%		7%

Total gross margin for the three months ended July 31, 2011 was flat compared to the same period last year. Total gross margin for the nine months ended July 31, 2011 showed a 1 percentage point decrease compared to the same period last year. The decrease in gross margins in the nine months ended July 31, 2011 was mostly due to the unfavorable impact of the Varian acquisition (including fair value adjustments). Operating margins have increased 8 percentage points and 6 percentage points for the three and nine months ended July 31, 2011, respectively, compared to the same periods last year. The increase in operating margin is due to higher volume, reduction in restructuring expenses, benefits from our previously completed restructuring program which were offset by the impact of the Varian acquisition and higher variable and incentive pay.

Research and development expenses increased 5 percent and 7 percent for the three and nine months ended July 31, 2011, respectively, compared to the same periods last year. Increased expenditures, compared to the same period last year, were mostly due to the Varian acquisition, higher variable and incentive pay and the unfavorable impact of currency movements. We remain committed to invest about 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 2 percent for the three months ended July 31, 2011 compared to the same period last year. Selling, general and administrative expenses increased 7 percent for the nine months ended July 31, 2011 compared to the same period last year. The decrease in expenses for the three months ended July 31, 2011 compared with the same period last year were largely the result of reduced acquisition and integration related costs offset by the unfavorable impact of currency movements. Increased expenses in the nine months were due to the Varian acquisition, higher variable and incentive pay and the unfavorable impact of currency movements offset by the impact of decreased restructuring expenses and costs associated with divested businesses.

At July 31, 2011, our headcount was approximately the same as at July 31, 2010.

Provision for Income Taxes

For the three and nine months ended July 31, 2011, we recorded an income tax benefit of $49 million and an income tax provision of $16 million, respectively, compared to an income tax provision of $22 million and $57 million, respectively, for the same periods last year. The income tax benefit and provision for the three and nine months ended July 31, 2011, respectively, includes net discrete tax benefits of $72 million and $55 million, respectively and are primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain foreign uncertain tax positions.  The income tax provision for the nine months ended July 31, 2011 also includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets, which was recorded in the prior quarter ended April 30, 2011.  The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010.

The income tax provision for the three and nine months ended July 31, 2010 includes a net discrete tax expense netting to zero and $3 million, respectively, relating primarily to tax settlements and lapses of statutes of limitations.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of July 31, 2011 we intend to maintain partial or full valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.  We currently have a valuation allowance of $334 million of which $269 million relates to U.S. jurisdictions.  Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

At July 31, 2011, our estimate of the annual effective tax rate, including discrete items was 5 percent. The effective income tax rate including discrete items, for the three and nine months ended July 31, 2011 was an income tax benefit of 17 percent and an income tax provision of 2 percent, respectively. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by research tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

In December 2010, Agilent reached an agreement with the Internal Revenue Service (IRS) for tax years 2003-2005.  In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements were offset by applying available net operating losses and tax credit carry forwards.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. As a result of these agreements with the IRS and agreements with other tax jurisdictions, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $489 million at July 31, 2011.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$445	$391	$1,366	$1,058	14%	29%
Net revenue	$453	$374	$1,321	$1,048	21%	26%

Life sciences orders for the three and nine months ended July 31, 2011 increased 14 percent and 29 percent, respectively, when compared to the same periods last year.  Excluding the impact of the Varian acquisition, the Hycor divestiture and our recent acquisitions of Biocius and Lab901, orders for the three and nine months ended July 31, 2011 grew 11 percent and 15 percent, respectively, when compared to the same periods last year.  Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the first two weeks of May of this fiscal year when we compare periods without the Varian acquisition.  Order results were led by strength in the LC-MS, automation, informatics, consumables, and services portfolios.  We saw solid performance in key products, such as the LC/Triple Quadrupole (QQQ) system, SureSelect Complete, and OpenLab software suite.  Geographically, excluding the impact of Varian and other recent acquisitions, orders grew 1 percent in the Americas, grew 27 percent in Europe, declined 4 percent in Japan, and grew 13 percent in other Asia Pacific for the three months ended July 31, 2011, when compared to the same period last year.  The Americas region was affected by softness in academia and government spending, while Europe benefited from strong order volume in NMR magnets and SureSelect Complete.  Excluding acquisitions and the Hycor divestiture, orders grew 10 percent in the Americas, 18 percent in Europe, 4 percent in Japan, and 20 percent in other Asia Pacific for the nine months ended July 31, 2011, when compared to the same period last year.

Life sciences revenues for the three and nine months ended July 31, 2011 increased 21 percent and 26 percent, respectively, when compared to the same periods last year.  Excluding the impact of the Varian acquisition, the Hycor divestiture and other recent acquisitions, revenues for the three and nine months ended July 31, 2011 grew 18 percent and 14 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2011 had a favorable currency impact of 6 and 3 percentage points on the growth in revenues, respectively, when compared to the same period last year.  Revenue growth was led by the LC, LC-MS, informatics, automation, genomics, consumables, and services portfolios, along with Research Products including NMR and MRI.  Geographically, excluding the impact of Varian and other recent acquisitions, revenues grew 22 percent in the Americas, 7 percent in Europe, 19 percent in Japan, and 28 percent in other Asia Pacific for the three months ended July 31, 2011, when compared to the same period last year.  Growth in the Americas was helped by an expanded sales channel selling a broader portfolio of products to our customers.  Excluding the impact of the Varian acquisition, the Hycor divestiture and other recent acquisitions, revenues grew 16 percent in the Americas, 7 percent in Europe, 10 percent in Japan, and 23 percent in other Asia Pacific for the nine months ended July 31, 2011, when compared to the same period last year.

Good revenue growth momentum continued this quarter in the pharmaceutical and biotech, academic and government, as well as in other applied markets such as petrochemical.  Despite budget restrictions in most large pharmaceutical companies, technology refresh programs continue to drive traditional replacement business to move to the latest technologies.  In the academic and government market, metabolomics continue to be a strong area of interest and next generation sequencing is very active.  In the petrochemical applied market, petroleum and chemical industries are expected to continue profitability improvements and to reinvest in their business.

Looking forward, we expect reasonable momentum in markets such as pharmaceutical and biotech to drive further demand in our instruments and application solutions.  With our life sciences sales channel coverage model, we continue to focus on global academic and government accounts.  The life sciences business also remains focused on expanding our application portfolio.  The Lab901 acquisition will allow us to address the demand for higher automation and throughput for DNA and protein analysis. With the acquisition of Biocius Life Sciences and its RapidFire high-throughput mass spectrometry drug-screening technology platform, we are well positioned will allow us to expand our reach within the pharmaceutical market.

In addition, our strategic focus is to pursue the successful integration of the Varian expanded life sciences product portfolio, including complementary products in liquid chromatography, mass spectrometry, consumables, new offerings in dissolution testing, and magnetic resonance (NMR, MRI).  We are focusing on improving the Research Product Division growth and profitability.  Progress has been made in filling service and sales positions.  Additionally, supply chain and manufacturing support have been added and factories are being modified to meet future growth and cost goals.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2011	2010	2011	2010	Months		Months
Gross margin	51.3%	53.8%	52.2%	54.4%	(3	)ppts	(2	)ppts
Operating margin	13.2%	14.9%	12.8%	15.2%	(2	)ppts	(2	)ppts

(in millions)
Research and development	$44	$37	$131	$103	19%		27%
Selling, general and administrative	$129	$108	$390	$308	19%		27%

Gross margins for products and services for the three and nine months ended July 31, 2011 decreased 3 percentage points and 2 percentage points, respectively, compared to the same periods last year.  For the three months ended July 31, 2011, the decrease was due to higher logistics costs, higher consumables costs, and unfavorable product mix.  For the nine months ended July 31, 2011, higher production costs in Research Products, including NMR and MRI, higher logistics costs, and higher consumables costs were the main factors for the decrease.

Research and development expenses for the three and nine months ended July 31, 2011, increased 19 percent and 27 percent, respectively, compared to the same periods last year.  Increases during these periods were due to acquisitions (Varian, Lab901, and Biocius) and continued investments in new product development.

Selling, general and administrative expenses for the three and nine months ended July 31, 2011 increased 19 percent and 27 percent, respectively, compared to the same periods last year. For the three months ended July 31, 2011, the increase was due to acquisitions (Varian, Lab901, and Biocius), higher commissions, and investments in sales channel coverage partially offset by lower discretionary spending.   For the nine months ended July 31, 2011, the increase was due to acquisitions, higher commissions, and investments in sales channel coverage partially offset by the Hycor divestiture.

Operating margins for products and services for the three and nine months ended July 31, 2011 decreased 2 percentage points in both periods compared to the same periods last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2011 increased $4 million and $10 million, respectively, on a corresponding revenue increase of $79 million and $273 million.  The resultant year-over-year operating margin incremental was 5 percent and 4 percent for these periods, respectively.  Excluding the impact of Varian and other recent acquisitions, the year-over-year operating margin incremental for the three and nine months ended July 31, 2011 were approximately 15 percent and 32 percent, respectively.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography (GC) systems, columns and components; gas chromatography mass spectrometry (GC-MS) systems; inductively coupled plasma mass spectrometry (ICP-MS) instruments; atomic absorption (AA) instruments; inductively coupled plasma optical emission spectrometry (ICP-OES) instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$400	$350	$1,168	$823	14%	42%
Net revenue	$383	$329	$1,113	$811	17%	37%

Chemical analysis orders for the three and nine months ended July 31, 2011 increased 14 percent and 42 percent, respectively, when compared to the same periods last year.  Excluding the Varian and A2 Technologies Inc. acquisitions, orders for the three and nine months ended July 31, 2011 grew 9 percent and 14 percent, respectively, when compared to the same periods last year.  Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the first two weeks of May of this fiscal year when we compare periods without the Varian acquisition.  Order results were led by solid performance in the GC, GC-MS, AA, ICP-OES instruments, along with consumables and services.  Growth in the services and support business was driven by strength in compliance and preventive maintenance services, and continued growth in multi-vendor business.  Continued strength in replacement cycle purchasing drove solid order performance in instruments such as the 7890A GC, autosampler and 5975 series GC-MS.  Orders were also strong in 7000 series GC Triple Quadrupole (QQQ) as customers continue to invest in new technology, particularly in the food and environmental markets.  Geographically, excluding the impact of the Varian and A2 Technologies acquisitions, orders were flat in the Americas, grew 5 percent in Europe, grew 5 percent in Japan, and grew 23 percent in other Asia Pacific for the three months ended July 31, 2011 when compared to the same period last year.  Europe has softened due to Western Europe economic concerns, while China was a major growth driver.  Excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 9 percent in the Americas, grew 12 percent in Europe, declined 1 percent in Japan, and grew 27 percent in other Asia Pacific for the nine months ended July 31, 2011 when compared to the same period last year.

Chemical analysis revenues for the three and nine months ended July 31, 2011 increased 17 percent and 37 percent, respectively, when compared to the same periods last year.  Excluding the Varian and A2 Technologies acquisitions, revenues for the three and nine months ended July 31, 2011 grew 11 percent and 10 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2011 had an favorable currency impact of 7 and 3 percentage points on the growth in revenues, respectively, when compared to the same period last year.  Revenue growth was led by the GC, GC-MS, ICP-MS, and Vacuum portfolios, along with services.  Geographically, excluding the impact of the acquisitions, revenues grew 1 percent in the Americas, declined 2 percent in Europe, grew 27 percent in Japan, and grew 34 percent in other Asia Pacific for the three months ended July 31, 2011 when compared to the same period last year.  Unexpectedly strong results in the Americas from the same quarter last year due to the Gulf of Mexico oil spill activity and United States government stimulus spending negatively impacted year over year comparisons. Excluding the Varian and A2 Technologies acquisitions, revenues grew 8 percent in the Americas, grew 5 percent in Europe, declined 2 percent in Japan, and grew 23 percent in other Asia Pacific for the nine months ended July 31, 2011 when compared to the same period last year.

Growth in core end markets continues.  The energy, chemical, and food markets remain strong, while the environmental market is particularly strong in China.  In the petrochemical market, petroleum and chemical industries are expected to take advantage of their strong financial position to replace aging instrumentation and acquire new capabilities.  In the food market, the demand to export safe and high quality food in emerging markets, especially China, remains robust.  Globalization of the food supply generates business risk for food producers, and our instruments help mitigate that risk.  The demand continues to drive increased testing capacity and instrument purchases in all product categories, consumables, and services.  In the environmental market, discovery of emerging contaminates continues to be important research to protect the public health in mature geographies while demand for safe drinking water is strong in emerging economies.  Both factors drive increased instrument purchases, especially high end mass spectrometry instruments.

Looking forward, we will continue to focus on the successful integration of Varian.  With Varian, our chemical analysis product portfolio has new offerings in spectroscopy and vacuum technologies, complementary mass spectrometry products, and an expanded consumables portfolio which are being leveraged globally with an integrated sales team.  We are focusing on improvements in profitability of the Varian portfolio by refreshing products and leveraging our Asia supply chain.  In addition to driving value from our acquisitions, we continue to focus on expanding our core product and service offerings with a particular focus on expanding our leadership position in developing countries.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2011	2010	2011	2010	Months		Months
Gross margin	50.7%	52.7%	50.7%	53.9%	(2	)ppts	(3	)ppts
Operating margin	20.6%	21.0%	21.4%	23.8%	—	ppts	(2	)ppts

(in millions)
Research and development	$23	$20	$69	$47	12%		47%
Selling, general and administrative	$93	$84	$279	$197	10%		41%

Gross margins for products and services for the three and nine months ended July 31, 2011 decreased 2 percentage points and 3 percentage points, respectively, compared to the same periods last year.  Decreases for these periods were due to the impact of the Varian portfolio, higher logistics costs, and unfavorable currency movements.

Research and development expenses for the three and nine months ended July 31, 2011 increased 12 percent and 47 percent, respectively, compared to the same periods last year.  Increases during these periods were due to the Varian acquisition and investments in product R&D to support ongoing portfolio enhancement and expansion.

Selling, general and administrative expenses for the three and nine months ended July 31, 2011 increased 10 percent and 41 percent, respectively, compared to the same periods last year.  For the three months ended July 31, 2011, increases were due primarily to the Varian and A2 Technologies acquisitions, higher commissions, and investments in sales channel coverage partially offset by lower discretionary spending.  For the nine months ended July 31, 2011, increases were due to the Varian acquisition, higher commissions, and investments in sales channel coverage.

Operating margin for products and services for the three months ended July 31, 2011 was relatively flat compared to the same period last year.  Operating margin for products and services for the nine months ended July 31, 2011 decreased 2 percentage points compared to the same period last year.  Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2011 increased $10 million and $23 million, respectively, on a corresponding revenue increase of $54 million and $302 million.  The resultant year-over-year operating margin incremental was 19 percent and 8 percent for these periods, respectively.  Excluding the impact of the Varian and A2 Technologies acquisitions, the year-over-year operating margin incremental for the three and nine months ended July 31, 2011 were approximately 32 percent and 29 percent, respectively.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2011	2010	2011	2010	Months	Months
	(in millions)
Orders	$842	$750	$2,483	$2,176	12%	14%
Net revenue	$856	$692	$2,461	$2,020	24%	22%

Electronic measurement orders for the three and nine months ended July 31, 2011, increased 12 percent and 14 percent, respectively, when compared to the same periods last year.  Excluding the networks solutions business that was divested in Q2 fiscal year 2010, orders grew 19 percent year-over-year for the nine months ended July 31, 2011.  Foreign currency movements accounted for approximately 3 percentage points and 2 percentage points of the year-over-year increases for the three and nine month periods, respectively.  For the three months ended July 31, 2011, strong growth in wireless manufacturing, digital test, and service and support were partially offset by softer semiconductor and board test demand.  For the nine months ended July 31, 2011, strength in wireless manufacturing, digital test, component test, and semiconductor businesses was partially offset by the divestiture of the networks solutions business.  Regionally, the Americas grew 14 percent year-over-year, Europe rose 5 percent, Japan increased 37 percent, and other Asia Pacific grew 6 percent for the three months ended July 31, 2011.  For the nine month period, the Americas was 3 percent higher, Europe grew 9 percent, Japan increased 27 percent, and other Asia Pacific rose 26 percent compared to the same period last year.

Electronic measurement revenues for the three and nine months ended July 31, 2011, increased 24 percent and 22 percent, respectively, when compared to the same periods last year.  Excluding the networks solutions business, revenues grew 27 percent year-over-year for the nine months ended July 31, 2011.  A reduction of backlog enabled revenue growth to exceed order growth in these periods.  Foreign currency movements contributed approximately 3 percentage points of the year-over-year growth for the three month period and 2 percentage points for the nine month period.  Revenue was strong across all regions for the three months ended July 31, 2011, with 23 percent growth year-over-year in the Americas, 21 percent in Europe, 39 percent in Japan, and 22 percent in other Asia Pacific.  For the nine months ended July 31, 2011, the Americas grew 15 percent, Europe rose 19 percent, Japan increased 37 percent, and other Asia Pacific grew 26 percent compared to the same period last year.

General purpose test represented approximately 62 percent of electronic measurement revenues for the three months and 63 percent for the nine months ended July 31, 2011.  Strong year-over-year growth reflected increased demand for industrial, computers and semiconductor applications, partially offset by relatively softer demand for aerospace and defense.  Growth in smartphones, cell phones, and tablet computers drove strong demand for our semiconductor and other general purpose test equipment.  Our digital test business increased due to growing demand for high speed data transmission.  Improvement in overall economic conditions contributed to stronger demand from customers with industrial or general purpose applications.  Our aerospace defense business was relatively flat in the three months ended July 31, 2011, having moderated due to funding uncertainty in the United States for the Department of Defense.

Communications test represented approximately 38 percent of electronic measurement revenues for the three months and 37 percent for the nine months ended July 31, 2011.  Strong year-over-year growth in communications test was primarily driven by continued strength in wireless manufacturing and broadband communications.  Wireless manufacturing increased significantly due to the expansion of production capacity for smartphones and 3G cellular devices.  Strong demand for broadband communications related test was driven by network expansion and growth in high speed data transmission.  Our Wireless R&D business was relatively flat in the three months ended July 31, 2011, reflecting moderating growth rates consistent with greater economic uncertainty and mixed financial results for customers.  For the nine months ended July 31, 2011, network monitoring revenues declined due to the divestiture.

Looking forward, we expect growth rates to moderate as a result of comparison to stronger prior year results with mixed performance across market segments.  Strength in wireless manufacturing and digital test is expected to continue.  Near term improvement in aerospace defense will depend on further resolving the impact of the budget issues in the United States government and Department of Defense.  While demand relating to industrial and general purpose applications has remained strong, we expect some moderation consistent with the increased level of economic uncertainty.  Subject to continuing favorable business conditions, we plan to increase our manufacturing capacity to address the higher volume.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2011	2010	2011	2010	Months		Months
Gross margin	57.7%	58.8%	58.5%	58.3%	(1	)ppt	—	ppts
Operating margin	23.8%	18.3%	22.4%	14.1%	5	ppts	8	ppts

(in millions)
Research and development	$95	$93	$284	$294	2%		(4)%
Selling, general and administrative	$195	$187	$603	$599	4%		1%

Gross margins for products and services for the three and nine months ended July 31, 2011, decreased 1 percentage point and remained relatively flat, respectively, compared to the same periods last year.  Volume adjusted gross margins were 3 points lower for the three months ended and 2 points lower for the nine months ended July 31, 2011.  The decrease in gross margins reflected a higher proportion of lower gross margin wireless manufacturing business, the unfavorable impact of currency movements, increased infrastructure costs, and higher variable and incentive pay.

Research and development expenses for the three and nine months ended July 31, 2011, increased 2 percent and decreased 4 percent, respectively, compared to the same periods last year.  The increase in the three months ended July 31, 2011, reflected the unfavorable impact of currency movements and slightly higher variable and incentive pay partially offset by lower infrastructure costs.  The decrease year-over-year in the nine months ended July 31, 2011, included the elimination of spending associated with the divestiture of the network solutions business, savings from our restructuring program, and lower infrastructure costs partially offset by higher variable and incentive pay and the unfavorable impact of currency movements.

Selling, general and administrative expenses for the three and nine months ended July 31, 2011, increased 4 percent and 1 percent, respectively, compared to the same periods last year.  The year-over-year growth in the three month period included unfavorable impact of currency movements and higher variable and incentive pay partially offset by decreased infrastructure costs and slightly lower commissions.  The increase in the nine months ended July 31, 2011, included the unfavorable impact of currency movements and higher variable and incentive pay that was partially offset by the elimination of spending relating to the network solutions business that was divested, savings from our restructuring programs, and reduced infrastructure costs.

Operating margins for products and services for the three and nine months ended July 31, 2011, increased 5 percentage points and 8 percentage points, respectively, compared to the same periods last year.  The operating margin improvement in the three month period was primarily driven by higher volume partially offset by lower gross margins and increased operating expenses.  For the nine month period, the operating margin improvement reflected higher volume and slightly reduced operating expenses partially offset by lower gross margins.

Income from Operations

Income from operations for the three and nine months ended July 31, 2011, increased $77 million and $266 million, respectively, on a corresponding revenue increase of $164 million and $441 million.  The resultant year-over-year operating margin incremental was 47 percent and 60 percent for these periods, respectively.

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

Our financial position as of July 31, 2011 consisted of cash and cash equivalents of $3,101 million as compared to $2,649 million as of October 31, 2010.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $750 million for the nine months ended July 31, 2011 compared to cash provided of $345 million for the same period in 2010. In the nine months ended July 31, 2011, we paid approximately $193 million under our variable pay programs, as compared to $136 million paid out during the same period of 2010. We paid approximately $31 million in taxes in the nine months ended July 31, 2011 as compared to $48 million in the same period in 2010. We received $31million following the termination of interest rate swap contracts in the nine months ended July 31, 2011.

In the nine months ended July 31, 2011, accounts receivable used cash of $31 million compared to cash used of $109 million for the same period in 2010. Agilent revenues increased by approximately 26 percent in the nine months ended July 31, 2011 as compared to the same period in 2010. Days’ sales outstanding at 49 days as of July 31, 2011 decreased by 2 days compared to one year ago.

Accounts payable used cash of $36 million for the nine months ended July 31, 2011 compared to cash provided of $85 million in the same period in 2010. Cash used for inventory was $192 million for the nine months ended July 31, 2011 compared to cash used of $22 million for the same period in 2010. Inventory days’ on-hand increased to 101 days as of July 31, 2011 compared to 94 days as of the end of the same period last year as we built inventory to match revenue growth expectations.

We contributed approximately $84 million to our defined benefit plans in the first nine months of 2011 compared to $66 million in the same period of 2010. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $16 million to our defined benefit plans during the remainder of 2011.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities was $1,342 million for the nine months ended July 31, 2011 compared to cash used of $1,131 million for the same period of 2010. Investments in property, plant and equipment were $138 million for the nine months ended July 31, 2011 compared to $87 million in the same period of 2010. We expect that total capital expenditures for the current year will be significantly more than last years’ expenditures which were $121 million for 2010. In the nine months ended July 31, 2011 there were $96 million of business acquisitions and intangible assets, net of cash acquired, compared to $1,310 million invested during the same period of 2010 which included the purchase of Varian.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2011 was $1,663 million compared to cash provided of $618 million for the same period of 2010 mainly due to the settlement of the World Trade obligation and share repurchases.

Treasury stock repurchases

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the nine months ended July 31, 2011 and 2010, we repurchased 10 million shares for $462 million and 11 million shares for $359 million, respectively.

Credit Facility

On May 11, 2007, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on May 11, 2012. On September 8, 2009, we entered into an Accession Agreement, increasing the credit facility from $300 million to $330 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2011 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2011.

Short-term debt

We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and nine months ended July 31, 2011 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at July 31, 2011 was $32 million. The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million.  The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at July 31, 2011 was $26 million.  The gain is being deferred and amortized to interest expense over the remaining life of the senior notes.

Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Also concurrent with issuing the 2020 senior notes in July 2010, we entered into interest rate swaps with an aggregate notional amount of $500 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points and 179 basis points with respect to the 2012 and 2020 senior notes, respectively. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2011, the fair value of the swaps on 2012 and 2020 senior notes was an asset of $15 million, with a corresponding increase in the carrying value of senior notes.

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million.  The asset value, including interest receivable, upon termination for these contracts was approximately $34 million.  The gain will be deferred and amortized to interest expense over the remaining life of the senior notes.

Other

In this Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, we have categorized “other purchase commitments” as contracts with professional services suppliers.  Typically we can cancel these contracts within 90 days without penalties.  For those contracts that are not cancelable within 90 days without penalties our contractual obligations with these suppliers under “other purchase commitments” were approximately $58 million for the next year.  There were no other substantial changes from our 2010 Annual Report on Form 10-K to our contractual commitments in the first nine months of 2011. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $368 million and $430 million of liabilities for uncertain tax positions as of July 31, 2011 and October 31, 2010, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 66 percent and 65 percent of our revenues were generated in U.S. dollars during the third quarter of 2011 and 2010, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2011, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during 2009 due to declines in market activity caused largely by the continued global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

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

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

Our operating results may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner and could lead to order cancellations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins, and operating results.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, in fiscal 2009, we completed a number of acquisitions and divestitures. In May 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we have completed the acquisitions of Lab901 and Biocius. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in June 2011, Danaher Corporation completed its acquisition of Beckman Coulter, Inc., and in August 2011, Thermo Fisher Scientific completed its acquisition of Phadia.  Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post retirement pension plans assets and obligations.  The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

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

We currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes. We also are a party to a five-year senior unsecured revolving credit facility which expires in May, 2012 and under which we may borrow up to $330 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2011, we had cash and cash equivalents of approximately $3.10 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May 1, 2011 through May 31, 2011	688,178	$50.42	688,178	$	NA
Jun. 1, 2011 through Jun. 30, 2011	3,234,190	$48.49	3,234,190	$	NA
Jul. 1, 2011 through Jul. 31, 2011	—	$—	—	$	NA
Total	3,922,368	$48.83	3,922,368	$	NA

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

Dated: September 7, 2011	By:	/s/ Didier Hirsch
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