Form 10-K
period 2011-10-31
AGILENT TECHNOLOGIES INC
filed 2011-12-16
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2011, was approximately $12.848 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 1, 2011, there were 348,125,173 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 21, 2012, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2011 are incorporated by reference into Part III of this Report	III

Forward-Looking Statements

        This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

        For the fiscal year ended October 31, 2011, we have three business segments comprised of the electronic measurement business, the chemical analysis business and the life sciences business.

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

        We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $6.6 billion for the fiscal year ended October 31, 2011, we generated 30 percent in the U.S. and 70 percent outside the U.S. As of October 31, 2011, we employed approximately 18,700 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado and Delaware in the U.S. and in Australia, China, Germany, India, Italy, Japan, Malaysia, Singapore and the United Kingdom.

        The net revenue, income from operations and assets by business segment, as they were structured, as of and for the fiscal year ended October 31, 2011 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

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

        Our electronic measurement business employed approximately 8,100 people as of October 31, 2011. Our electronic measurement business generated $3.3 billion in revenue in fiscal 2011, $2.8 billion in revenue in fiscal 2010, and $2.4 billion in revenue in fiscal 2009.

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

        The communications test market accounted for approximately 37 percent of revenue from our electronic measurement business in 2011.

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

        The general purpose test market accounted for approximately 63 percent of revenue from our electronic measurement business in 2011.

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

        Our wireless communications and microwave network products include radio frequency and microwave test instruments and EDA software tools. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations. We provide handheld products for the installation and maintenance of wireless networks. Our high-frequency EDA software tools and instruments are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications as digital speeds continue to increase.

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

        We had approximately 15,000 customers for electronic measurement products in fiscal 2011 and no single customer represented greater than 4 percent of net revenue of the electronic measurement business.

        In general, the orders and revenues from many of the electronic measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first quarter of the fiscal year and higher volumes in the fourth quarter of the fiscal year. This seasonality is particularly evident in products that we sell into the aerospace and defense industry, as well as those linked to consumer spending, which includes some of our communications test equipment. The seasonal impact of our business is tempered by the diversity of our electronic measurement products and customers, which span multiple industries.

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

  Electronic Measurement Manufacturing

        We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in Arizona, California and Colorado in the U.S. Outside of the U.S. we have manufacturing facilities in China, Germany, Japan and Malaysia.

        We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

  Electronic Measurement Competition

        The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), EXFO Electro-Optical Engineering, Inc., National Instruments Corporation, Rohde & Schwartz GmbH & Co. KG, Spirent plc and Tektronix, Inc. (a subsidiary of Danaher Corporation). In the general purpose test market, we compete against companies such as Aeroflex Incorporated, Bruker Corporation, Fluke Corporation (a subsidiary of Danaher Corporation), LeCroy Corporation, National Instruments Corporation, Rohde & Schwartz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., Test Research Inc., and Zygo Corporation.

        Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Chemical Analysis Business

        Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography ("GC") systems, columns and components; gas chromatography mass spectrometry ("GC-MS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

        We employed approximately 3,500 people as of October 31, 2011 in our chemical analysis business. This business generated revenue of $1.5 billion in fiscal 2011, $1.2 billion in fiscal 2010 and $0.8 billion in fiscal 2009.

  Chemical Analysis Markets

        Within chemical analysis, we focus primarily on the following markets:

        The Chemical & Energy Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our solutions are also used in the development, manufacturing and quality control of fine chemicals.

        The Environmental & Forensics Market.    Our instruments, software and workflow solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. Drug testing and forensics laboratories use our instruments, software and workflow solutions for applications such as analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. This instrumentation is used in either static or mobile laboratories. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

        The Food Market.    Our instruments, software, and workflow solutions are used throughout the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. For example, our mass spectrometer portfolio, including triple quad liquid chromatography mass spectrometers, is used to analyze contaminants and residual pesticides in food. There is also a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content.

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

  Spectroscopy Products

        Spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our spectroscopy instruments include atomic absorption ("AA") spectrometers, inductively coupled plasma-optical emissions spectrometers ("ICP-OES"), inductively coupled plasma-mass spectrometers ("ICP-MS"), fluorescence spectrophotometers, ultraviolet- visible ("UV-Vis") spectrophotometers, Fourier Transform infrared ("FT-IR") spectrophotometers, near-infrared ("NIR") spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

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

  Chemical Analysis Customers

        We had approximately 34,000 customers for our chemical analysis business in 2011. No single customer represented greater than 2 percent of the net revenue of the chemical analysis business. A significant number of our chemical analysis customers are also customers of our life sciences business.

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

Life Sciences Business

        Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance ("NMR") and Magnetic Resonance Imaging ("MRI") systems along with X-Ray crystallography, and services and support for the aforementioned products.

        We employed approximately 4,600 people as of October 31, 2011 in our life sciences business. This business generated revenue of $1.8 billion in fiscal 2011, $1.5 billion in fiscal 2010 and $1.2 billion in fiscal 2009.

  Life Science Markets

        Our life sciences business focuses primarily on the following two markets:

        The Pharma, Biotech, CRO & CMO Market.    This market consists of "for-profit" companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies ("Pharma"). A second sub-segment includes biotechnology companies ("biotech"), contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"). Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the Pharma industry value chain.

        The Academic and Government Market.    This market consists primarily of "not-for-profit" organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government research market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research — multidisciplinary scientific efforts directed at "accelerating therapy development". Notable are efforts by the National Institute of Health, the National Cancer Institute, the European Organisation for Research and the Treatment of Cancer

("EORTC"), the European Molecular Biology Laboratory ("EMBL"), the Genomics Institute of Singapore ("GIS"), the Wellcome Trust Sanger Institute, and the National Translational Cancer Research Network ("NTRAC"). In addition, large donations by private foundations are also fueling growth in this key market segment.

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

  Mass Spectrometry Products

        A mass spectrometer ("MS") identifies and quantifies chemicals based on a chemical's molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. Liquid chromatography ("LC") is commonly used to separate compounds and introduce them to the MS system. The combined use of LC and MS ("LC/MS") is frequently used both to identify and quantify chemical compounds. Mass spectrometry is an important tool in analyzing small molecules and can also be used to characterize and quantify proteins and other biological entities. Agilent's LC/MS portfolio includes instruments built around five main analyzer types — single quadrupole, triple quadrupole, ion trap, time-of-flight ("TOF") and quadrupole time-of-flight ("QTOF"). We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, reliability, and ease of use.

  Microarray Products

        Agilent is a leading provider of microarray-based, genomics research solutions. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; 60-mer oligo microarrays on industry-standard 1" × 3" glass slides for gene expression; comparative genomic hybridization ("CGH")/Copy Number variation ("CNV") analysis, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications; custom microarray design services; and GeneSpring software products for data analysis. We also provide target enrichment products for next-generation sequencing platforms. Our SureSelect™ XT Target Enrichment System is a fully customizable liquid genome partitioning/ enrichment sample prep system that enhances and accelerates nucleic acid sequencing experiments when used in front of next generation sequencing technologies.

  PCR Instrumentation

        PCR is used by scientists studying genetics to amplify or replicate a small amount of DNA to enable further analysis of the genes. Our portfolio of PCR instrumentation, reagents and kits, coupled with our other products such as microarrays and target enrichment systems for next-generation sequencing, provides a broad set of workflow solutions to customers in the genomics marketplace.

  Bioreagents

        Bioreagents are the primary tools used by scientists in the life science market to interrogate cells, genes and proteins. These bioreagent products are used to conduct a variety of experiments necessary to understand both the form and function of biological entities. We offer a portfolio of reagent products for Nucleic Acid Amplification ("PCR") and quantitative real-time PCR ("QPCR"), Cloning, Mutagenesis, Cell Biology and other key life science applications. These reagent tools enable us to create a broad set of complete workflow solutions to meet customer needs across our life science markets.

  Lab Automation and Robotics

        We offer a comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi-armed robotic systems. These solutions strengthened our offering of automated sample- preparation solutions across a broad range of applications. In fiscal 2009 we continued with our focus on automating laboratory processes by introducing the new Direct Drive Robot and VWorks Automation Control Software. The Direct Drive Robot advances high-throughput screening for drug-discovery research and can also be used in genomics applications, including DNA extraction and PCR sample preparation.

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

  NMR and MRI systems

        With the acquisition of Varian during fiscal 2010, Agilent has enriched its portfolio with NMR, spectrometers, MRI systems and X-ray diffractometers used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC.

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

  Life Sciences Customers

        We had over 30,000 customers for our life sciences business in 2011. No single customer represented greater than 2 percent of the net revenue of the life sciences business. A significant number of our life sciences customers are also customers of our chemical analysis business.

        The life sciences business is susceptible to seasonality in its orders and revenues primarily based on U.S. government and large pharmaceutical company budgets. In general, the result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

  Life Sciences Sales, Marketing and Support

        The life science channel focuses on the therapeutics customer base (Pharma, biotech, CRO, CMO and Generics and on emerging life sciences opportunities in academic and government life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We use direct sales to market our solutions to all of our pharmaceutical and biopharmaceutical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales.

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

  Life Sciences Manufacturing

        Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado, North Carolina and Texas in the U.S. Outside of the U.S., we have manufacturing facilities in Germany, Malaysia, Poland, Singapore and U.K. We utilize just-in-time manufacturing.

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

  Life Sciences Government Regulation

        The analysis products and related consumables marketed by our life sciences business are subject to regulation in the U.S. by the EPA under the Toxic Substances Control Act and by government agencies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. Therefore, we must continually adapt our chemical analysis products to changing regulations. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, the EPA can obtain an order from a court that would prohibit the further distribution or marketing of a product that does not comply or we could face fines, civil penalties or criminal prosecution.

Agilent Technologies Research Laboratories

        Agilent Technologies Research Laboratories ("Research Labs") is our research organization based in Santa Clara, California, with offices in China and Belgium. The Research Labs create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's measurement footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

        The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, nano/microfabrication, microfluidics, software, informatics, optics, physics, physiology and signal processing. As of the end of October 2011, Research Labs employed approximately 210 personnel worldwide.

Global Infrastructure Organization

        We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally these organizations are centrally operated from Santa Clara, California, with services provided worldwide. As of the end of October 2011, our global infrastructure organization employed approximately 2,500 people worldwide.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

        Research and development ("R&D") expenditures were $649 million in 2011, $612 million in 2010 and $642 million in 2009, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

        On October 31, 2011, our unfilled orders for the electronic measurement business were approximately $810 million, as compared to approximately $830 million at October 31, 2010. On October 31, 2011, our unfilled orders for the chemical analysis business were approximately $320 million, as compared to approximately $250 million at October 31, 2010. Within our life sciences business, our unfilled orders were approximately $430 million on October 31, 2011 as compared to approximately $350 million at October 31, 2010. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately three months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

        As part of our acquisition of Varian in 2010, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites"). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental- related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are unlikely to have a material adverse effect on our financial condition or results of operations.

        We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

International Operations

        Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 70 percent in fiscal 2011, 68 percent in fiscal 2010, and 67 percent in fiscal 2009, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 16 percent in fiscal 2011, 14 percent in fiscal 2010 and 13 percent in fiscal 2009. Approximately 11 percent of our revenue in fiscal 2011, 10 percent in fiscal 2010 and 11 percent in fiscal 2009 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

        Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 56 percent in fiscal year 2011, 52 percent in fiscal year 2010 and 51 percent in fiscal year 2009. Approximately 13, 13 and 16 percent of our long-lived assets were located in Japan in fiscal years 2011, 2010 and 2009, respectively.

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

Executive Officers of the Registrant

        The names of our current executive officers and their ages, titles and biographies appear below:

        Jean M. Halloran, 59, has served as our Senior Vice President, Human Resources since from August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett-Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett-Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett-Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.

        Didier Hirsch, 60, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 20, 2010 and as Chief Accounting Officer from November 2007 to July 20, 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989 as Director of Finance and Administration of Hewlett-Packard France. In 1993, he became Director of Finance and Administration of Hewlett-Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett-Packard Europe, Middle East, and Africa.

        Marie Oh Huber, 50, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. She served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009 and as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007. She is also a director of the American Leadership Forum — Silicon Valley.

        Michael R. McMullen, 50, has served as Senior Vice President, Agilent and President, Chemical Analysis Group since September 2009. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett-Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.

        Ronald S. Nersesian, 52, has served as Executive Vice President, Chief Operating Officer since November 2011. From March 2009 to November 2011, Mr. Nersesian served as our Senior Vice President, Agilent and President, Electronic Measurement Group, as our Vice President and General

Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as our Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002, including Senior Vice President and General Manager of the Digital Storage Oscilloscope Business. Mr. Nersesian serves on the Board of Directors of Trimble Navigation Limited.

        Nicolas H. Roelofs, 53, has served as Senior Vice President, Agilent and President, Life Sciences Group since September 2009. From June 2006 to September 2009 he served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from September 2001 to December 2004.

        Guy Séné, 56, has served as Senior Vice President, Agilent and President, Electronic Measurement Group since November 2011. From May 2009 to November 2011, Mr. Séné served as our Vice President and General Manager, Microwave and Communications Division of the Electronic Measurement Group, and from October 2006 to April 2009, he served as our Vice President and General Manager, Signal Analysis Division. Prior to that, Mr. Séné held a broad variety of positions in sales, marketing and support in Europe and Asia for Agilent and Hewlett-Packard Company.

        William P. Sullivan, 61, has served as Agilent's President, Chief Executive Officer and a Director since March 2005. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

        Our Amended and Restated Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/

Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under "Corporate Governance". These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

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

        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during 2009 due to declines in market activity caused largely by the continued global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

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

  •
  the fact that the acquisition will substantially expand our life sciences and chemical analysis businesses, and we may not experience anticipated growth in that market; and

  •
  the risk of intellectual property disputes with respect to Varian's products.

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

        In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we completed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we announced our acquisitions of Accelicon Technologies, BioSystem Development LLC and Halo Genomics AB. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

        As part of our acquisition of Varian, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites"). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental- related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are unlikely to have a material adverse effect on our financial condition or results of operations.

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

        Some of our chemical analysis products are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with laws similar to the Toxic Substances Control Act. We must conform the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

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

  We have substantial cash requirements in the United States while most of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

        Although the cash generated in the United States from our operations covers our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the satisfaction of our ongoing debt obligations, including our senior notes coming due in September 2012, the repurchases of our stock and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

  We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        We currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes. We also are a party to a five-year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $400 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

        As of October 31, 2011, we had cash and cash equivalents of approximately $3.53 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of October 31, 2011 we owned or leased a total of approximately 10.5 million square feet of space worldwide. Of that, we owned approximately 7.9 million square feet and leased the remaining 2.6 million square feet. Our sales and support facilities occupied a total of approximately 1.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.2 million square feet. Information about each of our businesses appears below:

        Electronic Measurement Group.    Our electronic measurement business has manufacturing and R&D facilities in China, Germany, Japan, Malaysia, Singapore, India and the U.S. Additionally, we have marketing centers in Germany, Hong Kong, Japan, the U.K., and the U.S., and sales offices throughout the world.

        Life Sciences Group.    Our life science measurement business has manufacturing and R&D facilities in Singapore, Malaysia, Germany, Poland, U.K. and the U.S. Additionally, we have marketing centers in Germany, Singapore and the U.S., and sales offices throughout the world.

        Chemical Analysis Group.    Our chemical analysis measurement business has manufacturing and R&D facilities in Australia, China, Malaysia, Italy, Japan, Netherlands, U.K. and the U.S. Additionally, we have marketing centers in Australia, Italy, Japan, Singapore and the U.S., and sales offices throughout the world.

Item 3.    Legal Proceedings

        In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the "Court") against certain investment bank underwriters for our initial public offering ("IPO"), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent's motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent's motion to dismiss the claims based on Section 11 of the Securities Act. On June 14,

2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs' claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent's insurer) and an assignment of certain potential claims. However, class certification of plaintiffs' underlying action against the underwriter defendants was a condition of the settlement. On December 5, 2006, the Court of Appeals for the Second Circuit (the "Second Circuit") reversed the Court's order certifying such a class in several "test cases" that had been selected by the underwriter defendants and plaintiffs. On January 5, 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. On April 6, 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to "seek certification of a more modest class." On June 25, 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six "test cases" (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants' motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement on April 2, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Four objectors appealed the Court's order to the Second Circuit. Two withdrew their respective appeals. Of the remaining two appeals, the Second Circuit dismissed one and remanded the other to the Court for a determination of whether this objector is a proper member of the plaintiff class. The Court found this objector was not a proper class member, but this objector has now appealed that decision to the Second Circuit. That appeal remains pending.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange with the ticker symbol "A". For the 2010 and 2011 fiscal years, the high and low sale prices per quarter as reported in the consolidated transaction reporting system for the New York Stock Exchange are as follows:

Fiscal 2010	High	Low
First Quarter (ended January 31, 2010)	$31.77	$24.69
Second Quarter (ended April 30, 2010)	$37.43	$28.13
Third Quarter (ended July 31, 2010)	$36.89	$26.74
Fourth Quarter (ended October 31, 2010)	$35.33	$26.68
Fiscal 2011	High	Low
First Quarter (ended January 31, 2011)	$44.45	$34.38
Second Quarter (ended April 30, 2011)	$50.68	$39.94
Third Quarter (ended July 31, 2011)	$55.33	$41.29
Fourth Quarter (ended October 31, 2011)	$42.78	$28.67

        As of December 1, 2011, there were 39,669 common stockholders of record.

        Our management and Board of Directors evaluate our capitalization strategy on an on-going basis. We have historically not paid any cash dividends, but rather retained our income to fund the development and growth of our businesses and to fund stock repurchases from time to time.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2011. The total number of shares of common stock purchased by the company during the year ended October 31, 2011 is 11,603,092.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2011 through Aug. 31, 2011	—	—	—	NA
Sep. 1, 2011 through Sep. 30, 2011	—	—	—	NA
Oct. 1, 2011 through Oct. 31, 2011	1,069,874	$32.69	1,069,874	NA

Total	1,069,874	$32.69	1,069,874

(1)
On November 19, 2009 our Board of Directors approved a share repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the share repurchase program.

(2)
The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$6,615	$5,444	$4,481	$5,774	$5,420
Income before taxes	$1,032	$692	$7	$815	$670
Net income (loss)	$1,012	$684	$(31)	$693	$638
Net income (loss) per share — Basic:	$2.92	$1.97	$(0.09)	$1.91	$1.62
Net income (loss) per share — Diluted:	$2.85	$1.94	$(0.09)	$1.87	$1.57
Weighted average shares used in computing basic net income (loss) per share	347	347	346	363	394
Weighted average shares used in computing diluted net income (loss) per share	355	353	346	371	406

	October 31,
	2011	2010	2009	2008	2007
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$3,527	$2,649	$2,493	$1,429	$1,826
Working capital	$3,732	$3,086	$2,838	$1,852	$2,008
Long-term restricted cash and cash equivalents	$—	$—	$1,566	$1,582	$1,615
Total assets	$9,057	$9,696	$7,612	$7,007	$7,554
Long-term debt	$1,932	$2,190	$2,904	$2,125	$2,087
Stockholders' equity	$4,308	$3,228	$2,506	$2,559	$3,234

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our Varian acquisition and other transactions, our stock repurchase program, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

        Agilent is the world's premier measurement company, providing core electronic and bio-analytical measurement solutions to the communications, electronics, life sciences and chemical analysis industries. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

        For the year ended October 31, 2011 we acquired three separate businesses: A2 Technologies, Lab901 and Biocius Life Sciences Inc., for a total cost of $96 million, net of cash acquired.

        Agilent's total orders in 2011 were $6,769 million, an increase of 18 percent when compared to 2010. The increase in orders associated with the Varian acquisition less the orders attributable to divested businesses (the network solutions and Hycor businesses) accounted for 5 percentage points of order growth for the year ended October 31, 2011 when compared to 2010. Due to the close date of the Varian acquisition, which occurred on May 14, 2010, we have excluded orders related to Varian for the period November 1, 2010 to May 14, 2011 when we compare periods without the Varian acquisition. The increase in orders in the year ended October 31, 2011 compared with last year was attributable to improvement in many of our instrument platforms, consumables and services. Agilent's total orders in 2010 increased 28 percent when compared to 2009. The increase in orders associated with the Varian acquisition less the orders attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of order growth for the year ended October 31, 2010 when compared to 2009. The increase in orders in the year ended October 31, 2010 compared with the prior year was due to a strong performance in new products and service and support businesses.

        Agilent's net revenue of $6,615 million increased 22 percent when compared to 2010. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for approximately 5 percentage points of the revenue increase for the year ended October 31, 2011 when compared to 2010. Due to the close date of the Varian acquisition, which occurred on May 14, 2010, we have excluded revenue related to Varian for the period November 1, 2010 to May 14, 2011 when we compare periods without the Varian acquisition.

Excluding the Varian acquisition and Hycor divestiture, growth in demand for life sciences products increased in all markets led by sales into the pharmaceutical and biotechnology end-market for the year ended October 31, 2011, when compared to the prior year. Excluding the Varian acquisition, sales to all end-markets grew across the chemical analysis business, in particular the petrochemical market, for the year ended October 31, 2011 when compared to 2010. Within electronic measurement, general purpose end-markets improved in 2011 when compared to the prior year as a result of the recovery in the electronics and semiconductor businesses. Also within electronic measurement, the communications test businesses improved strongly in the year ended October 31, 2011 when compared to the prior year with wireless manufacturing reporting good revenue growth in the year. Agilent's total net revenue in 2010 increased 21 percent when compared to 2009. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of revenue increase for the year ended October 31, 2010 when compared to 2009.

        Net income was $1,012 million in 2011 compared to net income of $684 million in 2010 and a net loss of $31 million in 2009. In 2011, 2010 and 2009 we generated operating cash flows of $1,260 million, $718 million and $408 million, respectively. As of October 31, 2011 and 2010 we had cash and cash equivalents balances of $3,527 million and $2,649 million, respectively.

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

        Looking forward, we believe there are continued marketing opportunities in emerging markets and improvements to be achieved in operating performance by leveraging our design, supply chain and manufacturing capabilities. In addition, we will continue integrating Varian's order fulfillment systems and processes into Agilent and our priority is to focus on revenue and cost synergies, as well as increase technology sharing between our businesses. As a result of the integration of Varian into Agilent, we are expecting to achieve $100 million in net cost savings. Approximately 1/3 of the net cost savings have been generated within general and administrative expenses at the end of fiscal 2011 and the remaining savings within the costs of products and services are expected to be realized by the end of fiscal 2013.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, goodwill and purchased intangible assets, restructuring and asset impairment charges and accounting for income taxes.

        Revenue recognition.    We enter into agreements to sell products (hardware or software), services, and other arrangements (multiple element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on our vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements.

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

        Share-based compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent's common stock on the date of grant. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of Agilent's stock option over the most recent historical period equivalent to the expected life. A 10 percent increase in our estimated volatility from 35 percent to 45 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

        In 2009 and 2010 the expected life of our employee stock options was 4.4 years. In the first quarter of 2011, we revised our estimate of the expected life of our employee stock options from 4.4 to 5.8 years. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made during the three months ended January 31, 2011, which we believe is representative of future behavior. See Note 4, "Share-based Compensation," to the consolidated financial statements for more information.

        The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

        Retirement and post-retirement benefit plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Agilent based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include , expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at the measurement date — October 31 for both U.S. and non-U.S. plans. For 2011 and 2010, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio and decreased in 2011 from the previous year. In 2011, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and either remained unchanged or decreased. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

        The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $6 million on U.S. pension expense and $17 million on non-U.S. pension expense. The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $58 million in 2011, $82 million in 2010, and $103 million in 2009.

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

        In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

        The revised guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

        The new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. The changes will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. Agilent has opted to early adopt this guidance for the year ended October 31, 2011.

        If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

        Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement, is greater than their respective carrying values. There was no impairment of goodwill during the years ended October 31, 2011, 2010 and 2009. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We performed impairment analyses of purchased intangible assets in 2011 and recorded $3 million of impairment charges primarily related to a business where we ceased operations. We performed impairment analyses of purchased intangible assets in 2010 and recorded $13 million of impairment charges primarily related to a divested business.

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

        Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At October 31, 2011, we provided a valuation allowance for our net U.S. deferred tax assets and on certain foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

        Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

        We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes will increase materially in that period.

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

Results from Operations

Orders and Net Revenue

	Years Ended October 31,
				2011 over 2010 % Change	2010 over 2009 % Change
	2011	2010	2009
	(in millions)
Orders	$6,769	$5,744	$4,486	18%	28%

Net revenue:
Products	$5,482	$4,464	$3,566	23%	25%
Services and other	$1,133	$980	$915	16%	7%

Total net revenue	$6,615	$5,444	$4,481	22%	21%

	Years Ended October 31,
				2011 over 2010 Ppts Change	2010 over 2009 Ppts Change
	2011	2010	2009
% of total net revenue:
Products	83%	82%	80%	1	2
Services and other	17%	18%	20%	(1)	(2)

Total	100%	100%	100%

        Agilent's total orders in 2011 were $6,769 million, an increase of 18 percent when compared to 2010. The increase in orders associated with the Varian acquisition less the orders attributable to divested businesses (the network solutions and Hycor businesses) accounted for 5 percentage points of order growth for the year ended October 31, 2011 when compared to 2010. Due to the close date of the Varian acquisition, which occurred on May 14, 2010, we have excluded orders related to Varian for the period November 1, 2010 to May 14, 2011 when we compare periods without the Varian acquisition. The increase in orders in the year ended October 31, 2011 compared with last year was attributable to improvement in many of our instrument platforms, consumables and services. Agilent's total orders in 2010 increased 28 percent when compared to 2009. The increase in orders associated with the Varian acquisition less the orders attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of order growth for the year ended October 31, 2010 when compared to 2009. The increase in orders in the year ended October 31, 2010 compared with the prior year was due to a strong performance in new products and service and support businesses.

        Agilent's net revenue of $6,615 million increased 22 percent when compared to 2010. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for approximately 5 percentage points of the revenue increase for the year ended October 31, 2011 when compared to 2010. Due to the close date of the Varian acquisition, which occurred on May 14, 2010, we have excluded revenue related to Varian for the period November 1, 2010 to May 14, 2011 when we compare periods without the Varian acquisition. Excluding the Varian acquisition and Hycor divestiture, growth in demand for life sciences products increased in all markets led by sales into the pharmaceutical and biotechnology end-market for the year ended October 31, 2011, when compared to the prior year. Excluding the Varian acquisition, sales to all end-markets grew across the chemical analysis business, in particular the petrochemical market, for the year ended October 31, 2011 when compared to 2010. Within electronic measurement, general purpose end-markets improved in 2011 when compared to the prior year as a result of the recovery in the electronics and semiconductor businesses. Also within electronic measurement, the communications test businesses improved in the year ended October 31, 2011 when compared to the prior year with wireless manufacturing reporting good revenue growth in the year. Agilent's total net revenue in 2010 increased 21 percent when compared to 2009. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses (the network solutions and Hycor businesses) accounted for 3 percentage points of revenue increase for the year ended October 31, 2010 when compared to 2009. Note 21, "Segment Information" shows a reconciliation between segment revenue and net revenue.

        Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 16 percent in 2011 as compared to 2010. The increase in services and other revenue associated with the Varian acquisition less the revenue attributable to the network solutions divestiture accounted for 2 percentage point of revenue increase in 2011. Services and other revenue increased 7 percent in 2010 as compared to 2009. The increase in services and other revenue associated with the Varian acquisition less the revenue attributable to the network solutions divestiture accounted for 1 percentage point of revenue increase in 2010. The service and other revenue growth is lower than product revenue growth due to only a proportion of product sales attracting service contracts, the recognition of warranty revenue over an extended period and a portion of the revenue being driven more by the previously installed base than current period product sales.

Backlog

        On October 31, 2011, our unfilled orders for the life sciences business were approximately $430 million, as compared to approximately $350 million at October 31, 2010. On October 31, 2011, our unfilled orders for the chemical analysis business were approximately $320 million, as compared to approximately $250 million at October 31, 2010. On October 31, 2011, our unfilled orders for the electronic measurement business were approximately $810 million, as compared to $830 million at October 31, 2010. We expect that a large majority of the unfilled orders for all three businesses will be delivered to customers within six months. On average, our unfilled orders represent approximately three months' worth of revenues. In light of this experience, backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
Gross margin on products	54.9%	55.7%	52.6%	(1) ppt	3 ppts
Gross margin on services and other	45.9%	45.1%	45.7%	1 ppt	(1) ppt
Total gross margin	53.3%	53.8%	51.1%	(1) ppt	3 ppts
Operating margin	16.2%	10.3%	1.0%	6 ppts	9 ppts
(in millions)
Research and development	$649	$612	$642	6%	(5)%
Selling, general and administrative	$1,809	$1,752	$1,603	3%	9%

        In 2011, total gross margin decreased 1 percentage point in comparison to 2010. The unfavorable impact of the Varian acquisition (including fair value adjustments) and higher variable and incentive pay were largely offset by the benefits of favorable volume impacts, decreased business and infrastructure programs and lower restructuring costs. Operating margins in 2011 increased 6 percentage points as compared to 2010 due to higher volume partly offset by increased variable and incentive pay. In 2010, total gross margin increased 3 percentage points in comparison to 2009 and operating margins in 2010 increased 9 percentage points as compared to 2009. The benefits of business and infrastructure programs, lower restructuring costs, together with favorable volume impacts offset the unfavorable impact of the Varian acquisition (including fair value adjustments), wage restoration and higher variable and incentive pay.

        Research and development expenditures increased 6 percent in 2011 compared to 2010. Increased expenditure was due to our continued investment in new product development, the Varian acquisition and higher variable and incentive pay. These increases were partly offset by the impact of the divested businesses (the network solutions and Hycor businesses) and decreased restructuring expenses. Research and development expenditures decreased 5 percent in 2010 compared to 2009. Increases in expenses due to the Varian acquisition, wage restoration, higher variable and incentive pay were more than offset by the impact of the divested businesses (the network solutions and Hycor businesses) and decreased restructuring expenses.

        Selling, general and administrative expenses increased 3 percent in 2011 compared to 2010. Increased expenditure was due to the Varian acquisition and higher variable and incentive pay offset by the impact of decreased restructuring expenses and the costs associated with the divested businesses (the network solutions and Hycor businesses). Selling, general and administrative expenses increased 9 percent in 2010 compared to 2009. Increased expenditure was due to the Varian acquisition, higher variable and incentive pay and wage restoration offset by the impact of decreased restructuring expenses and the divested businesses (the network solutions and Hycor businesses).

        Gross inventory charges were $30 million in 2011 and 2010 and $54 million in 2009. Sales of previously written down inventory were $5 million in 2011 and 2010 and $8 million in 2009.

        Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, foundation technologies, communications, life sciences and measurement. Our research seeks to improve on various technical competencies in electronics, software, systems and solutions, life sciences and photonics. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, focus on major new product releases, and develop new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense. We remain committed to invest about 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities to align our business with available markets and position ourselves to capture market share.

        For the year ended October 31, 2010 we recorded a $132 million gain on the sale of our network solutions business and $54 million of income in respect of a tax sharing settlement with Hewlett Packard Company.

        At October 31, 2011, our headcount was approximately 18,700 compared to 18,500 in 2010 and 16,800 in 2009. The increase in our headcount in 2010, compared to 2009, was due to the Varian acquisition.

Provision for Income Taxes

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Provision for income taxes	$20	$8	$38

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, and Malaysia. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $127 million, $62 million and $14 million in 2011, 2010 and 2009, respectively. The benefit of the tax holidays on net income (loss) per share (diluted) was approximately $0.36, $0.18 and $0.04 in 2011, 2010 and 2009, respectively.

        For 2011, the effective tax rate was 2 percent. The 2 percent effective tax rate reflects tax on earnings in jurisdictions that have low effective tax rates and includes a $97 million net tax benefit primarily associated with a refund in Canada and the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions. The income tax provision also includes a $26 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets for which the majority was recorded in the quarter ended April 30, 2011. The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010. For the full year, this out of period adjustment was substantially offset by other out of period adjustments. The net impact of all out of period adjustments on the effective tax rate was immaterial. Without considering interest and penalties, the effective rate reflects taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2010, the effective tax rate was 1 percent. The 1 percent effective tax rate includes a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that have low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the effective rate reflects taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2009, the effective tax rate was 543 percent. The 543 percent effective tax rate reflects that our structure has a fixed component that results in unusual tax results on reduced levels of profitability. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $71 million relating primarily to the lapses of statutes of limitations and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions where we have recorded valuation allowances.

        During 2003, we established a valuation allowance for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2009, 2010, and 2011, we continued to maintain valuation allowance for U.S. federal and state deferred tax assets until sufficient positive evidence exists to support its reversal. We currently have a valuation allowance of $369 million of which $308 million relates to U.S. jurisdictions. The reduction to the valuation allowance in 2011 is primarily due to the reduction in the deferred taxes relating to pension and post retirement medical benefits and the utilization of tax credits associated with the repatriation of foreign earnings. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed. In 2010 after consideration of all the available positive and negative evidence, we concluded that it is more likely than not that all of the U.K. deferred tax assets will be realized and reversed the entire U.K. valuation allowance.

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

        On August 31, 2010 we reached an agreement with the Internal Revenue Service ("IRS") for tax years 2000 through 2002. The adjustments were offset by applying available net operating losses and had no material impact on our statement of operations. In December 2010, we reached an agreement with the IRS for tax years 2003-2005. In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards. Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. Primarily as a result of these agreements with the IRS and agreements with other tax jurisdictions, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $469 million at October 31, 2011.

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

  Orders and Net Revenue

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
	(in millions)
Orders	$1,875	$1,526	$1,234	23%	24%

Net revenue from products	$1,424	$1,179	$964	21%	22%
Net revenue from services and other	368	300	255	23%	18%

Total net revenue	$1,792	$1,479	$1,219	21%	21%

        Life sciences orders in 2011 increased 23 percent compared to 2010. Excluding the impact of the Varian acquisition, the Hycor divestiture and our recent acquisitions of Biocius and Lab901, orders grew 13 percent year over year. Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the period from November 1, 2010 to May 14, 2011 when we compare periods without the Varian acquisition. Order results were led by strength in the LC-MS, automation, informatics, genomics, consumables, and services portfolios. We saw solid performance in key products, such as the 1200 Infinity LC Series, LC/Triple Quadrupole (QQQ) system, SureSelect Complete, and OpenLAB software suite. Geographically, excluding the impact of acquisitions and the Hycor divestiture, orders grew 7 percent in the Americas, 15 percent in Europe, 4 percent in Japan, and 21 percent in other Asia Pacific during 2011 when compared to 2010. Outstanding performance of LC-MS instrument systems in China contributed to Asia Pacific regional growth. Life sciences orders in 2010 increased 24 percent compared to 2009. Excluding acquisitions and the Hycor divestiture, life sciences orders in 2010 increased 15 percent compared to 2009, driven by strength in the LC, microarray, and automation portfolios, along with consumables and services.

        Life sciences net revenue in 2011 increased 21 percent compared to 2010. Excluding the impact of the Varian acquisition, the Hycor divestiture and other recent acquisitions, revenue grew 13 percent year over year. In addition, foreign currency movements for 2011 had a favorable impact of 3 percentage points compared to 2010. Revenue growth was led by the LC, LC-MS, automation, genomics, and services portfolios, along with Research Products including NMR and MRI. The automation business continues to scale globally through increased market penetration and new product introductions, while SureSelect Complete remains a key performer for the genomics business. Geographically, excluding the impact of acquisitions and the Hycor divestiture, revenues grew 11 percent in the Americas, 7 percent in Europe, 16 percent in Japan, and 23 percent in other Asia Pacific during 2011 when compared to 2010. Growth in the Americas was helped by an expanded sales channel selling a broader portfolio of products to our customers, while China growth remains strong. Life sciences revenues in 2010 increased 21 percent compared to 2009. Excluding acquisitions and the Hycor divestiture, life sciences revenues in 2010 increased 14 percent compared to 2009, with growth in all regional markets, especially the Americas, Japan, and other Asia Pacific regions.

        During this fiscal year, solid revenue growth was present in the pharmaceutical and biotech, academic and government markets, as well as in other applied markets such as petrochemical. However, we saw a slowdown in growth from the pharmaceutical market toward the end of the fiscal year. Despite budget restrictions in most large pharmaceutical companies, technology refresh programs continue to drive traditional replacement business to move to the latest technologies. In the academic market, next generation sequencing continues to be very active. The petrochemical and food safety applied markets remain strong.

        Looking forward, we expect reasonable momentum in our markets to drive further demand in our instruments and application solutions. The life sciences business also remains focused on expanding our application portfolio. The Lab901 acquisition will allow us to address the demand for higher automation and throughput for DNA and protein analysis. With the acquisition of Biocius Life Sciences and its RapidFire high-throughput mass spectrometry drug-screening technology platform, we are well positioned to expand our reach within the pharmaceutical market. The life sciences channel is specifically adding capabilities to address life science applications expertise, an area of critical need. We will also focus on investments related to emerging countries and emerging markets.

        In addition, our strategic focus is to complete the successful integration of the Varian expanded life sciences product portfolio, including complementary products in liquid chromatography, mass spectrometry, consumables, new offerings in dissolution testing, and magnetic resonance (NMR, MRI). We are focusing on improving the Research Product Division growth and profitability. Progress has been made in filling service and sales positions, as well as redefining teams internally. Additionally, supply chain and manufacturing support have been added and factories are being modified to meet future growth and cost goals.

  Gross Margin and Operating Margin

        The following table shows the life sciences business' margins, expenses and income from operations for 2011 versus 2010, and 2010 versus 2009.

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
Total gross margin	52.0%	53.5%	54.2%	(2) ppts	(1) ppt
Operating margin	13.2%	15.0%	14.3%	(2) ppts	1 ppt
(in millions)
Research and development	$174	$142	$131	22%	9%
Selling, general and administrative	$522	$427	$356	22%	20%
Income from operations	$237	$221	$174	7%	27%

        Gross margins declined by 2 percentage points in 2011 compared to 2010. Changes in 2011 were due to the impact of the Varian portfolio, higher logistics costs, and higher consumables costs partially offset by favorable volume impact. Gross margins declined by 1 percentage point in 2010 compared to 2009 mainly due to the addition of the Varian portfolio.

        Research and development expenses increased 22 percent in 2011 compared to 2010. Increase was due to our acquisitions (Varian, Lab901, and Biocius) and continued investments in new product development. Research and development expenses increased 9 percent in 2010 compared to 2009, mostly driven by the Varian acquisition and selective investments in new product introductions partially offset by the Hycor divestiture.

        Selling, general and administrative expenses increased 22 percent in 2011 compared to 2010. Increase was due to acquisitions (Varian, Lab901, and Biocius), higher commissions, and investments in sales channel coverage partially offset by lower discretionary spending. As we grew our installed base, investments in emerging markets and sales support capabilities also had an impact on these expenses. Selling, general and administrative expenses increased 20 percent in 2010 compared to

2009. The increase was mostly driven by the Varian acquisition and establishment and staffing of the dedicated life sciences sales channel partially offset by the Hycor divestiture.

        Operating margins declined by 2 percentage points in 2011 compared to 2010. Operating margins improved by 1 percentage point in 2010 compared to 2009. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

  Income from Operations

        Income from operations in 2011 increased by $16 million or 7 percent on a revenue increase of $313 million, a 5 percent year-over-year operating margin incremental. Income from operations in 2010 increased by $47 million or 27 percent compared to 2009 on a revenue increase of $260 million, an 18 percent year-over-year operating margin incremental.

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

  Orders and Net Revenue

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
	(in millions)
Orders	$1,589	$1,224	$853	30%	43%

Net revenue from products	$1,194	$954	$653	25%	46%
Net revenue from services and other	324	246	191	32%	29%

Total net revenue	$1,518	$1,200	$844	27%	42%

        Chemical analysis orders in 2011 increased 30 percent compared to 2010. Excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 11 percent year over year. Due to the close date of the Varian acquisition which occurred on May 14, 2010, we have excluded the period from November 1, 2010 to the May 14, 2011 when we compare periods without the Varian acquisition. Order results were led by solid performance in the GC, GC-MS, and ICP-MS instruments, along with consumables and services. Growth in the services and support business was driven by strength in compliance and preventive maintenance services. Replacement cycle purchasing remains strong, driving solid order performance in instruments such as the 7890A GC, autosampler and 5975 series GC-MS. Geographically, excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 3 percent in the Americas, 10 percent in Europe, 3 percent in Japan, and 24 percent in other Asia Pacific during 2011 when compared to 2010. China continues to be a major growth driver as government investments to upgrade lab capabilities and capacities remain strong. Chemical analysis orders in 2010 increased 43 percent compared to 2009. Excluding acquisitions, chemical analysis orders in 2010 increased 17 percent compared to 2009, driven by strength in the GC, GC-MS, ICPMS, and vacuum pump portfolios, along with consumables and services.

        Chemical analysis net revenue in 2011 increased 27 percent compared to 2010. Excluding the impact of the Varian and A2 Technologies acquisitions, revenues grew 8 percent year over year. In addition, foreign currency movements for 2011 had a favorable impact of 3 percentage points compared to 2010. Revenue growth was led by the GC, GC-MS, and ICP-MS instruments, along with services. Geographically, excluding the impact of the Varian and A2 Technologies acquisitions, revenues grew 1 percent in the Americas, 2 percent in Europe, 4 percent in Japan, and 26 percent in other Asia Pacific during 2011 when compared to 2010. Unexpectedly strong results in the United States last year due to the Gulf of Mexico oil spill remediation efforts and weakness in government spending in the current year negatively impacted year over year comparisons for the Americas. Chemical analysis revenues in 2010 increased 42 percent compared to 2009. Excluding acquisitions, chemical analysis revenues in 2010 increased 15 percent compared to 2009, with growth in all regional markets, especially the Americas, Japan, and other Asia Pacific regions.

        Growth in core end markets continues. The energy, chemical, and food markets remain strong overall, while the environmental and food markets are particularly strong in China. In the petrochemical market, the replacement of aging equipment remains robust worldwide and new investment to expand refining capacity continues in Asia. In the food market, the demand to export safe and high quality food in emerging markets, especially China, remains robust. Globalization of the food supply generates business risk for food producers, and our instruments help mitigate that risk. New food safety laws in the United States, India, and China are increasing demand for chemical measurement. The demand continues to drive increased testing capacity and instrument purchases in all product categories, consumables, and services. In the environmental market, discovery of emerging contaminates continues to be important research to protect the public health in mature geographies while demand for safe drinking water is strong in emerging economies. Both factors drive increased instrument purchases, especially high end mass spectrometry instruments.

        Looking forward, we seek to capitalize on sales opportunities arising from a wide range of new product introductions during the last quarter of this fiscal year. We will also look to complete the successful integration of Varian. With Varian, our chemical analysis product portfolio has new offerings in spectroscopy and vacuum technologies, complementary mass spectrometry products, and an expanded consumables portfolio which are being leveraged globally with an integrated sales team. We are focusing on improvements in profitability of the Varian portfolio by refreshing products and leveraging our Asia supply chain. In addition to driving value from our acquisitions, we continue to focus on expanding our core offerings, especially opportunities in consumables and services. We will also focus on expanding our leadership position in developing countries and emerging markets.

  Gross Margin and Operating Margin

        The following table shows the chemical analysis business's margins, expenses and income from operations for 2011 versus 2010, and 2010 versus 2009.

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
Total gross margin	51.1%	53.5%	54.4%	(2) ppts	(1) ppt
Operating margin	20.6%	23.3%	25.6%	(3) ppts	(2) ppts
(in millions)
Research and development	$92	$68	$50	35%	36%
Selling, general and administrative	$371	$294	$193	26%	52%
Income from operations	$313	$279	$216	12%	29%

        Gross margins declined by 2 percentage points in 2011 compared to 2010. Changes in 2011 were due to the impact of the Varian portfolio and higher logistics costs. Gross margins declined by 1 percentage point in 2010 compared to 2009 mainly due to the addition of the Varian portfolio.

        Research and development expenses increased 35 percent in 2011 compared to 2010. Increase was due to the Varian acquisition and investments in product R&D to support ongoing portfolio enhancement and expansion. Research and development expenses increased 36 percent in 2010 compared to 2009, primarily driven by the Varian acquisition.

        Selling, general and administrative expenses increased 26 percent in 2011 compared to 2010. Increase was due primarily to the Varian and A2 Technologies acquisitions, higher commissions, and investments in sales channel coverage partially offset by lower discretionary spending. Selling, general and administrative expenses increased 52 percent in 2010 compared to 2009, primarily driven by the Varian acquisition.

        Operating margins declined by 3 percentage points in 2011 compared to 2010. Operating margins declined by 2 percentage points in 2010 compared to 2009. Factors which led to operating margin variances for these periods are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.

  Income from Operations

        Income from operations in 2011 increased by $34 million or 12 percent on a revenue increase of $318 million, an 11 percent year-over-year operating margin incremental. Income from operations in 2010 increased by $63 million or 29 percent compared to 2009 on a revenue increase of $356 million, an 18 percent year-over-year operating margin incremental.

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

  Orders and Net Revenue

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
	(in millions)
Orders	$3,305	$2,994	$2,399	10%	25%

Net revenue from products	$2,875	$2,345	$1,949	23%	20%
Net revenue from services and other	441	439	469	0%	(6)%

Total net revenue	$3,316	$2,784	$2,418	19%	15%

        Electronic measurement orders increased 10 percent in 2011 compared to 2010. Foreign currency movements had a slightly favorable impact on the year-over-year growth rate. Key contributors to the year-over-year growth included strength in wireless manufacturing and digital test that was partially offset by a decline in network monitoring orders associated with the divestiture of the network solutions business. Order growth associated with component manufacturers, semiconductor companies, and service and support was solid year-over-year. On a geographic basis, 2011 orders increased 3 percent in the Americas, 3 percent in Europe, 20 percent in Japan, and 21 percent in Asia Pacific excluding Japan. Electronic measurement orders increased 25 percent in 2010 compared to 2009, reflecting broad-based economic recovery with strength in industrial and wireless R&D and manufacturing demand partially offset by a decline in network monitoring orders relating to the divestiture of the network solutions business.

        Electronic measurement revenues increased 19 percent in 2011 compared to 2010 due to strength in both general purpose and communications test markets. Revenue growth exceeded order growth year-over-year due to backlog build in 2010 with orders higher than revenue and a slight decrease in backlog in 2011. Foreign currency movements were slightly favorable, contributing to year-over-year growth. Regionally, revenues from the Americas increased 17 percent, Europe grew 15 percent, Japan improved 30 percent reflecting strong wireless test business, and Asia Pacific excluding Japan increased 20 percent compared to 2010 due to strong semiconductor business earlier in the fiscal year and ongoing wireless test demand. Revenue from products increased 23 percent year-over-year while service related revenue was flat due to the divestiture of the network solutions business. Electronic measurement revenues increased 15 percent in 2010 compared to 2009 due to strong growth across all key markets, particularly industrial and wireless manufacturing demand, partially offset by a decrease in network monitoring associated with the divestiture of the network solutions business.

        General purpose test revenues, representing approximately 63 percent of electronic measurement revenues, reflected strong demand from industrial, computers, and semiconductor customers and moderating growth in aerospace and defense. Overall improvement in economic conditions supported greater demand from customers with industrial or general purpose applications. Growth in the computers and semiconductor business reflected strong demand for digital test driven in part by the proliferation of high speed data transmission and strength in semiconductor test due to growth in end user markets, including smartphones. Aerospace and defense business was solid, reflecting strong demand for information management and surveillance applications moderated by the general funding uncertainty in the United States for the Department of Defense. In 2010, general purpose test represented 64 percent of electronic measurement revenues, reflecting strong computers and semiconductor business and solid industrial and aerospace and defense related demand.

        Communications test revenues, representing approximately 37 percent of electronic measurement, experienced growth in wireless R&D and manufacturing and other communications test, partly offset by a decline in network monitoring revenues due to the divestiture of the network solutions business. Solid growth in wireless R&D reflected more favorable market conditions and targeted investments in high data rate applications, including long-term evolution ("LTE"), an emerging wireless, standard that is in the early stages of adoption. Strength in wireless manufacturing was driven by growth in smartphones and continued 3G expansion. Strong growth in other communications test reflected the expansion of broadband technologies driven by the evolution to data-driven services. In 2010, communications test represented 36 percent of electronic measurement revenues, reflecting a broad recovery in communications markets with growth in all sub-markets except for the decline in network monitoring revenues due to the divestiture of the network solutions business.

        Looking forward, we expect moderating growth rates as a result of comparisons to strong 2011 results. We anticipate the communications test business to remain solid, driven by growth in smartphones, continuing 3G expansion, and further adoption of the new wireless standard, LTE. We expect moderating demand in our general purpose segment in the near term, reflecting a cautious spending environment given the global economic uncertainty and relatively flat aerospace and defense business in the U.S.

  Gross Margin and Operating Margin

        The following table shows the electronic measurement business's margins, expenses and income from operations for 2011 versus 2010 and 2010 versus 2009.

	Years Ended October 31,
				2011 over 2010 Change	2010 over 2009 Change
	2011	2010	2009
Total gross margin	58.4%	58.4%	53.5%	—	5 ppts
Operating margin	22.9%	15.7%	—%	7 ppts	16 ppts
(in millions)
Research and development	$379	$391	$425	(3)%	(8)%
Selling, general and administrative	$798	$798	$869	—	(8)%
Income from operations	$760	$438	$1	74%	100%

        Gross margins for products and services were flat in 2011 compared to 2010 on an absolute basis and slightly lower on a volume-adjusted basis. Changes in gross margins reflected the favorable impact of higher volume offset by the unfavorable impact of currency movements, unfavorable mix with a higher proportion of lower gross margin wireless manufacturing business, increased variable and incentive pay, and higher infrastructure costs. In 2010, gross margins improved 5 percentage points compared to 2009 primarily due to higher volume and a lower cost structure.

        Research and development expenses declined 3 percent in 2011 compared to 2010. The decline was driven primarily by lower infrastructure costs and spending reductions of which a portion related to the network solutions business divestiture that were partially offset by higher variable and incentive pay and the unfavorable impact of currency movements. Research and development expenses declined 8 percent in 2010 compared to 2009, reflecting savings from restructuring programs, lower infrastructure costs, and spending reductions partially offset by wage restoration, higher variable and incentive pay, and the unfavorable impact of currency movements.

        Selling, general and administrative expenses were flat in 2011 compared to 2010. Similar to R&D, year-over-year changes included lower infrastructure costs and spending reductions partly related to the network solutions divestiture offset by the unfavorable impact of currency movements and higher variable and incentive pay. Selling, general and administrative expenses declined 8 percent in 2010 compared to 2009, reflecting savings from restructuring programs, lower infrastructure costs, and reduced spending partly offset by wage restoration, higher variable pay and commissions, and unfavorable impact of currency movements.

        Operating margins improved by 7 percentage points in 2011 compared to 2010 due to the combination of higher revenue volume and lower infrastructure costs partly offset by increased variable and incentive pay and the unfavorable impact of currency movements. Operating margins increased 16 percentage points in 2010 compared to 2009, reflecting higher revenue volume and structural and operational expense reductions.

  Income from Operations

        Income from operations in 2011 increased by $322 million or 74 percent compared to 2010 on a revenue increase of $532 million, a 61 percent year-over-year operating margin incremental that reflected the benefits of higher revenue volume and limited expense growth. Going forward, the year-over-year operating margin incremental is expected to moderate as compares are made against relatively stronger 2011 results. Income from operations in 2010 increased by $437 million or 100 percent compared to 2009 on a revenue increase of $366 million, a 119 percent year-over-year operating margin incremental that included the benefit of structural and operational expense reductions.

Financial Condition

  Liquidity and Capital Resources

        As of October 31, 2011, approximately $3.4 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Our financial position as of October 31, 2011 consisted of cash and cash equivalents of $3,527 million as compared to $2,649 million as of October 31, 2010.

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $1,260 million in 2011 as compared to $718 million provided in 2010 mainly due to improved operating results. We also received $65 million in interest rate swap proceeds and $61 million in respect of a tax sharing settlement with Hewlett Packard Company during the year ended October 31, 2011. We paid approximately net $22 million in taxes in 2011 as compared to net $48 million in the same period in 2010. In 2009, we generated $408 million in net cash provided by operating activities.

        In 2011, accounts receivable provided cash of $11 million as compared to cash used of $166 million in 2010. Days' sales outstanding were 45 days in 2011 as compared to 50 days in 2010. Accounts payable used cash of $35 million in 2011 as compared to cash provided of $113 million in 2010. Cash used in inventory was $208 million in 2011 compared to cash used of $51 million in 2010. Inventory day's on-hand increased to 100 days in 2011 compared to 87 days in 2010.

        We contributed $33 million and $30 million to our U.S. defined benefit plans in 2011 and 2010, respectively. We contributed $59 million and $47 million to our non-U.S. defined benefit plans in 2011 and 2010, respectively. We contributed zero and $1 million to our U.S. post-retirement benefit plans in 2011 and 2010, respectively. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2011 were $14 million or 18% percent more than 2010. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $82 million to our U.S. and non-U.S. defined benefit plans during 2012.

  Net Cash Provided by/Used in Investing Activities

        Net cash provided in investing activities in 2011 was $1,294 million compared to $1,174 million used in 2010. In 2009, we used $14 million of net cash in the investing activities of operations.

        Investments in property, plant and equipment were $188 million in 2011 and $121 million in 2010. Proceeds from sale of property, plant and equipment were $18 million in 2011 as compared to $7 million in 2010. In 2011, we invested $98 million in acquisitions of businesses and intangible assets compared to $1,313 million in 2010 which was primarily related to our acquisition of Varian. Restricted cash decreased $1,545 million mostly due to the reclassification of restricted cash to cash and cash equivalents following the December 10, 2010 settlement of the World Trade repurchase obligation. In 2009, we invested $2 million in acquisitions of businesses and purchase of intangible assets. Proceeds from the sale of investment securities in 2011 were $16 million as compared to

$38 million in 2010. Proceeds from divestitures were $1 million in 2011, compared to $205 million in 2010.

  Net Cash Provided by/Used in Financing Activities

        Net cash used in financing activities in 2011 was $1,693 million compared to $601 million and $657 million net cash provided in 2010 and 2009, respectively. We satisfied the $1,500 million financing obligation of World Trade in its entirety on December 10, 2010.

  Treasury stock repurchases

        On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2011 we repurchased approximately 12 million shares for $497 million. For the year ended October 31, 2010 we repurchased 13 million shares for $411 million.

  Credit Facility

        On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2011 the company has no borrowings outstanding under the facility. The Credit Agreement replaced the Company's prior Five-Year Credit Agreement dated as of May 11, 2007, which was terminated upon the execution of the Credit Agreement. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2011.

  Short-term debt

        On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes maturing in 2012 ("2012 notes"). The 2012 notes were issued at 99.91% of their principal amount, bear interest at a fixed rate of 4.45% per annum, and mature on September 14, 2012. Interest is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

        Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points with respect to the 2012 senior notes. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2011, the fair value of the swaps on 2012 senior notes was an asset of $3 million, with a corresponding increase in the carrying value of 2012 senior notes.

        We satisfied the financing obligation of World Trade in its entirety on December 10, 2010 using the proceeds of our senior notes issued in July 2010 and existing cash on our balance sheet.

  Long-term debt

        On October 24, 2007, the company issued an aggregate principal amount of $600 million in senior notes maturing in 2017 ("2017 notes"). The 2017 senior notes were issued at 99.60% of their principal amount, bear interest at a fixed rate of 6.50% per annum, and mature on November 1, 2017. Interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

        On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2011 was $31 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

        On September 9, 2009, the company issued an aggregate principal amount of $500 million in senior notes maturing in 2015 ("2015 notes"). The 2015 notes were issued at 99.69% of their principal amount, bear interest at a fixed rate of 5.50% per annum, and mature on September 14, 2015. Interest is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

        On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2011 was $24 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

        On July 13, 2010, Agilent issued two tranches of senior notes with an aggregate principal amount of $750 million, a $250 million tranche maturing in 2013 ("2013 notes") and a $500 million tranche maturing in 2020 ("2020 notes"). The 2013 notes were issued at 99.82% of their principal amount, bear interest at a fixed rate of 2.50% per annum and mature on July 15, 2013. The 2020 notes were issued at 99.54% of their principal amount, bear interest at a fixed rate of 5.00% per annum, and mature on July 15, 2020. Interest on both tranches is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

        On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2011 was $32 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

        The following table summarizes our total contractual obligations at October 31, 2011 for operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$51	$71	$31	$12
Commitments to contract manufacturers and suppliers	799	3	—	—
Other purchase commitments	62	—	—	—
Retirement plans	82	—	—	—

Total	$994	$74	$31	$12

        Operating leases.    Commitments under operating leases relate primarily to leasehold property, see Note 17, "Commitments and Contingencies".

        Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 48 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill almost all purchase commitments for inventory within one year.

        In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2011, the liability for our firm, non-cancelable and unconditional purchase commitments was $5 million, compared to $4 million as of October 31, 2010. These amounts are included in other accrued liabilities in our consolidated balance sheet.

        Other purchase commitments.    We have categorized "other purchase commitments" as contracts with professional services suppliers. Typically we can cancel these contracts within 90 days without penalties. For those contracts that are not cancelable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $62 million for the next year.

        Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non U.S. defined benefit plans and to our post-retirement medical plans.

        We had no material off-balance sheet arrangements as of October 31, 2011 or October 31, 2010.

  On Balance Sheet Arrangements

        The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to our short-term and long-term debt as of October 31, 2011(in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$250	$250	$500	$1,100

        We have contractual obligations for interest payments on the above debts. Interest rates and payment dates are detailed in "Net Cash Provided by/Used in Financing Activities".

        Other long-term liabilities include $356 million and $430 million of liabilities for uncertain tax positions as of October 31, 2011 and October 31, 2010, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

        Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent of our revenues in 2011, 63 percent of our revenues in 2010 and 62 percent of our revenues in 2009 were generated in U.S. dollars.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2011 and 2010, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

        We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt's fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. As of October 31, 2011 we held interest rate swaps with an aggregate notional amount of $250 million associated with our 2012 senior notes.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2011, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2011 and October 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 16, 2011

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2011	2010	2009
	(in millions, except per share data)
Net revenue:
Products	$5,482	$4,464	$3,566
Services and other	1,133	980	915

Total net revenue	6,615	5,444	4,481
Costs and expenses:
Cost of products	2,473	1,976	1,692
Cost of services and other	613	538	497

Total costs	3,086	2,514	2,189
Research and development	649	612	642
Selling, general and administrative	1,809	1,752	1,603

Total costs and expenses	5,544	4,878	4,434
Income from operations	1,071	566	47
Interest income	14	20	29
Interest expense	(86)	(96)	(88)
Gain on sale of network solutions business, net	—	132	—
Other income (expense), net	33	70	19

Income before taxes	1,032	692	7
Provision for income taxes	20	8	38

Net income (loss)	$1,012	$684	$(31)

Net income (loss) per share:
Basic	$2.92	$1.97	$(0.09)
Diluted	$2.85	$1.94	$(0.09)
Weighted average shares used in computing net income (loss) per share:
Basic	347	347	346
Diluted	355	353	346

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	October 31,
	2011	2010
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,527	$2,649
Short-term restricted cash and cash equivalents	—	1,550
Accounts receivable, net	860	869
Inventory	898	716
Other current assets	284	385

Total current assets	5,569	6,169
Property, plant and equipment, net	1,006	980
Goodwill	1,567	1,456
Other intangible assets, net	429	494
Long-term investments	117	142
Other assets	369	455

Total assets	$9,057	$9,696

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$472	$499
Employee compensation and benefits	424	395
Deferred revenue	389	358
Short-term debt	253	1,501
Other accrued liabilities	299	330

Total current liabilities	1,837	3,083
Long-term debt	1,932	2,190
Retirement and post-retirement benefits	329	477
Other long-term liabilities	643	710

Total liabilities	4,741	6,460

Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 591 million shares at October 31, 2011 and 579 million shares at October 31, 2010 issued	6	6
Treasury stock at cost; 244 million shares at October 31, 2011 and 233 million shares at October 31, 2010	(8,535)	(8,038)
Additional paid-in-capital	8,265	7,904
Retained earnings	4,456	3,444
Accumulated other comprehensive income (loss)	116	(88)

Total stockholders' equity	4,308	3,228
Non-controlling interest	8	8

Total equity	4,316	3,236

Total liabilities and equity	$9,057	$9,696

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,012	$684	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	253	202	162
Share-based compensation	72	66	71
Deferred taxes	38	(109)	28
Excess and obsolete inventory and inventory related charges	30	30	54
Non-cash restructuring and asset impairment charges	10	26	39
Net gain on sale of investments	(6)	(2)	—
Net (gain) loss on sale of assets and divestitures	2	(127)	(6)
Net pension curtailment and settlement gains	(1)	—	(16)
Other	9	—	2
Changes in assets and liabilities:
Accounts receivable, net	11	(166)	193
Inventory	(208)	(51)	47
Accounts payable	(35)	113	(7)
Employee compensation and benefits	24	17	(86)
Interest rate swap proceeds	65	—	43
Other assets and liabilities	(16)	35	(85)

Net cash provided by operating activities	1,260	718	408
Cash flows from investing activities:
Investments in property, plant and equipment	(188)	(121)	(128)
Proceeds from the sale of property, plant and equipment	18	7	1
Purchase of investment securities	—	—	(30)
Proceeds from the sale of investment securities	16	38	94
Proceeds from divestitures, net	1	205	45
Change in restricted cash, cash equivalents and investments, net	1,545	10	16
Purchase of minority interest	—	—	(10)
Acquisitions of businesses and intangible assets, net of cash acquired	(98)	(1,313)	(2)

Net cash provided by (used in) investing activities	1,294	(1,174)	(14)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	304	299	71
Treasury stock repurchases	(497)	(411)	(157)
Proceeds from credit facility	—	—	325
Repayment of credit facility	—	—	(325)
Issuance of senior notes	—	747	748
Debt issuance costs	—	(5)	(5)
Repayment of debts	(1,500)	(29)	—

Net cash provided by (used in) financing activities	(1,693)	601	657
Effect of exchange rate movements	17	25	23
Net increase in cash and cash equivalents	878	170	1,074
Cash and cash equivalents at beginning of year	2,649	2,479	1,405

Cash and cash equivalents at end of year	$3,527	$2,649	$2,479

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2008	560,667	$6	$7,410	(210,822)	$(7,470)	$2,791	$(178)	$2,559	$14	$2,573
Components of comprehensive income:
Net loss	—	—	—	—	—	(31)	—	(31)	—	(31)
Change in unrealized loss on investments, net of tax of $2	—	—	—	—	—	—	8	8	—	8
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	1	1	—	1
Losses reclassified into earnings related to derivative instruments, net of tax of $(8)	—	—	—	—	—	—	15	15	—	15
Change in foreign currency translation	—	—	—	—	—	—	157	157	—	157
Change in net defined benefit pension and post retirement plan costs:
Net loss, net of tax of $18	—	—	—	—	—	—	(287)	(287)	—	(287)
Net prior service credit	—	—	—	—	—	—	99	99	—	99

Total comprehensive loss								(38)	—	(38)

Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	7	7
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3)	(3)
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	(10)	(10)
Share-based awards issued	5,400	—	71	—	—	—	—	71	—	71
Repurchase of common stock	—	—	—	(9,097)	(157)	—	—	(157)	—	(157)
Share-based compensation	—	—	71	—	—	—	—	71	—	71

Balance as of October 31, 2009	566,067	6	7,552	(219,919)	(7,627)	2,760	(185)	2,506	8	2,514
Components of comprehensive income:
Net income	—	—	—	—	—	684	—	684	—	684
Change in unrealized gain on investments	—	—	—	—	—	—	1	1	—	1
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	4	4	—	4
Losses reclassified into earnings related to derivative instruments, net of tax of $1	—	—	—	—	—	—	(6)	(6)	—	(6)
Change in foreign currency translation	—	—	—	—	—	—	70	70	—	70
Change in net defined benefit pension and post retirement plan costs:
Net gain, net of tax of $9	—	—	—	—	—	—	53	53	—	53
Net prior service cost	—	—	—	—	—	—	(25)	(25)	—	(25)

Total comprehensive income								781	—	781

Share-based awards issued	12,760	—	288	—	—	—	—	288	—	288
Repurchase of common stock	—	—	—	(12,764)	(411)	—	—	(411)	—	(411)
Share-based compensation	—	—	64	—	—	—	—	64	—	64

Balance as of October 31, 2010	578,827	$6	$7,904	(232,683)	$(8,038)	$3,444	$(88)	$3,228	$8	$3,236

AGILENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF EQUITY — (Continued)

	Common Stock			Treasury Stock
							Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2010	578,827	$6	$7,904	(232,683)	$(8,038)	$3,444	$(88)	$3,228	$8	$3,236
Components of comprehensive income:
Net income	—	—	—	—	—	1,012	—	1,012	—	1,012
Change in unrealized gain on investments	—	—	—	—	—	—	(4)	(4)	—	(4)
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—
Losses reclassified into earnings related to derivative instruments, net of tax of $(2)	—	—	—	—	—	—	3	3	—	3
Change in foreign currency translation	—	—	—	—	—	—	94	94	—	94
Change in net defined benefit pension and post retirement plan costs:
Net loss, net of tax of $(3)	—	—	—	—	—	—	(38)	(38)	—	(38)
Net prior service gain	—	—	—	—	—	—	149	149	—	149

Total comprehensive income								1,216	—	1,216

Share-based awards issued	11,841	—	289	—	—	—	—	289	—	289
Repurchase of common stock	—	—	—	(11,603)	(497)	—	—	(497)	—	(497)
Share-based compensation	—	—	72	—	—	—	—	72	—	72

Balance as of October 31, 2011	590,668	$6	$8,265	(244,286)	$(8,535)	$4,456	$116	$4,308	$8	$4,316

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Reclassifications.    Certain prior year financial statement and disclosure amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

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

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, goodwill and purchased intangible assets and accounting for income taxes.

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

        The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on our consolidated financial statements for the year ended October 31, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.

        Our multiple-element arrangements are generally comprised of a combination of measurement instruments, installation or other start-up services and/or software and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized upon delivery once title and risk of loss pass to the customer. Delivery of installation, start-up services and other services varies based on the complexity of the equipment, staffing levels in a geographic location and customer preferences, and can range from a few days to a few months. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

        We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standalone basis and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on VSOE if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

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

        Deferred revenue.    Deferred revenue represents the amount that is allocated to undelivered elements in multiple element arrangements. We limit the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

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

        Share-based compensation.    For the years ended 2011, 2010 and 2009, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $73 million in 2011, $66 million in 2010 and $71 million in 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Goodwill and Purchased Intangible Assets.    In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

        The revised guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

        The changes will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. Agilent has opted to early adopt this guidance for the year ended October 31, 2011.

        If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. Accordingly, Agilent has three reporting units, which are the same as our operating segments: life sciences, chemical analysis and electronic measurement. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement is greater than their respective carrying values. There was no impairment of goodwill during the years ended October 31, 2011, 2010 and 2009.

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

        Advertising.    Advertising costs are expensed as incurred and amounted to $55 million in 2011, $45 million in 2010 and $36 million in 2009 for Agilent operations.

        Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of common shares outstanding — the denominator — during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises. The number of shares assumed to be purchased also considers the amount of unrecognized compensation cost for future service. As a result of the company's net loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding. See Note 6, "Net Income (Loss) per Per Share".

        Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

        As of October 31, 2011, approximately $3.4 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S. but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Restricted cash and cash equivalents was nil in 2011 and $1.6 billion in 2010 mostly held in commercial paper.

        Fair Value of Financial Instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt exceeds the carrying value by approximately $140 million as of October 31, 2011. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. The carrying value of our investment in direct-financing leases approximates their estimated fair value. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

        Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits, commercial paper and demand deposit balances. These investments are categorized as cash and cash equivalents, restricted cash and cash equivalents and long-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities, accounts receivable and investments in direct-financing leases. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit risk associated with our investment in direct-financing leases has been mitigated by a contract with a third party to provide credit protection. We have a comprehensive credit policy in place and exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2011 and 2010.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2011, 2010 and 2009 was not significant.

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

        Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one to twenty years. Certain leases contain renewal options for periods up to six years.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $144 million and $142 million as of October 31, 2011 and 2010, respectively.

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

        For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss). Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $1 million loss for fiscal year 2011, 2010 and 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In October 2009, the Financial Accounting Standards Board ("FASB") amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and requires the use of management's best estimate of selling price for individual elements of an arrangement when VSOE, or TPE is unavailable. The FASB also amended the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. We adopted all of the above guidance effective November 1, 2010 on a prospective basis. The adoption of the amended revenue recognition rules did not have a material impact on our consolidated financial statements. See Note 1, "Overview, Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We adopted the guidance in the first quarter of 2011 and there was no material impact on our consolidated financial statements.

        In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards ("IFRS"). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS. The guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our consolidated financial statements due to the adoption of this guidance.

        In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to make presentational changes to our consolidated financial statements upon adoption of this guidance, but as this guidance impacts financial statement presentation requirements only, its adoption will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB amended guidance relating to the goodwill impairment test. The changes are intended to reduce the cost and complexity of the annual test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. The changes will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. Agilent has opted to early adopt this guidance for the year ended October 31, 2011, See Note 1, "Overview, Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

3.     ACQUISITION OF VARIAN

        On May 14, 2010, we completed the acquisition of Varian through the merger of Varian and Cobalt Acquisition Corp., a direct wholly-owned subsidiary of Agilent under the Merger Agreement, dated July 26, 2009. As a result of the merger, Varian became a wholly-owned subsidiary of Agilent. Accordingly, the results of Varian are included in Agilent's consolidated financial statements from the date of the merger. For the period from May 15, 2010 to October 31, 2010, Varian's net revenue was $320 million.

        The consideration paid was approximately $1,507 million, comprising $52 cash per share of Varian's outstanding common stock. We also paid $17 million to acquire Varian's vested in-the money stock options at $52 cash per share less their exercise price. In addition we paid $12 million for Varian's non-vested in-the-money stock options at $52 cash per share less their exercise price, and Varian's non-vested restricted stock awards and non-vested performance shares, each at 100 percent of target and at $52 cash per share. In accordance with the authoritative accounting guidance, settlement of the non-vested awards is considered to be for the performance of post combination services and is therefore stock-based compensation expensed immediately after acquisition. Agilent

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded the acquisition using the proceeds from our September 2009 offering of senior notes and other existing cash.

        The Varian merger was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Varian's net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.

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

        Acquisition and integration costs directly related to the Varian merger totaled $102 million for the year ended October 31, 2010. These costs were substantially recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

        The following represents pro forma operating results as if Varian had been included in the company's consolidated statements of operations as of the beginning of the fiscal years presented (in millions, except per share amounts):

	2010	2009
Net revenue	$5,871	$5,258
Net income (loss)	$648	$(192)
Net income (loss) per share — basic	$1.87	$(0.55)
Net income (loss) per share — diluted	$1.84	$(0.55)

        The unaudited pro forma financial information assumes that the companies were combined as of November 1, 2009 and 2008 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, reduction in revenue and increase in cost of sales due to the respective estimated fair value adjustments to deferred revenue and inventory,

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease to interest income for cash used in the acquisition, increase in interest expense associated with debt issue to fund the acquisition, acquisition related transaction costs and tax related effects. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010 and 2009.

        The unaudited pro forma financial information for the year ended October 31, 2010 combines the historical results of Agilent for the year ended October 31, 2010 and the historical results of Varian for the six months ended April 2, 2010 and the period May 1, 2010 to May 14, 2010.

        The unaudited pro forma financial information for the year ended October 31, 2009 combines the historical results of Agilent for the year ended October 31, 2009 and the historical results for Varian for the year ended October 2, 2009 (due to differences in reporting periods).

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

        Under our ESPP, employees purchased 1,205,431 shares for $43 million in 2011, 1,577,388 shares for $40 million in 2010 and 3,007,747 shares for $52 million in 2009. As of October 31, 2011, the number of shares of common stock authorized and available for issuance under our ESPP was 33,577,991. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $24 million as of October 31, 2011.

        Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2011, 20,699,753 shares were available for future awards under the 2009 Stock Plan.

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

        Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program administered under the 1999 and 2009 Stock Plans, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. Based on the performance metrics the final award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of this program in our diluted net income (loss) per share calculation only to the extent that the performance conditions are met.

        In March 2007, we began to issue restricted stock units under our share-based plans. The estimated fair value of the restricted stock unit awards granted under the Stock Plans is determined based on the market price of Agilent's common stock on the date of grant. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.

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

        The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Cost of products and services	$16	$14	$14
Research and development	10	10	11
Selling, general and administrative	47	42	46

Total share-based compensation expense	$73	$66	$71

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        At October 31, 2011 there was no share-based compensation capitalized within inventory. Income tax benefit recognized in 2011, 2010 and 2009 in the statement of operations for share-based compensation was not material. The weighted average grant date fair value of options, granted in 2011, 2010 and 2009 was $12.48, $9.81 and $5.77 per share, respectively.

        Included in the 2010 and 2009 expense is incremental expense for the acceleration of share-based compensation related to the announced workforce reduction plan was $2 million and $5 million respectively. In 2011 the expense for the acceleration of share-based compensation related to the announced workforce reduction plan was immaterial. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vest. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled. In addition, in 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

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

        The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2011	2010	2009
Stock Option Plans:
Weighted average risk-free interest rate	1.49%	2.19%	2.31%
Dividend yield	0%	0%	0%
Weighted average volatility	35%	37%	32%
Expected life	5.80 yrs	4.40 yrs	4.40 yrs
LTPP:
Volatility of Agilent shares	40%	39%	33%
Volatility of selected peer-company shares	20%-76%	20%-80%	17%-62%
Price-wise correlation with selected peers	55%	53%	35%

        Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For all the years presented, the expected stock price volatility assumption was determined using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life.

        In 2009 and 2010 the expected life of our employee stock options was 4.4 years. In the first quarter of 2011, we revised our estimate of the expected life of our employee stock options from 4.4 to 5.8 years. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made during the three months ended January 31, 2011, which we believe is representative of future behavior.

Share-based Payment Award Activity

Employee Stock Options

        The following table summarizes employee stock option award activity made to our employees and directors for 2011:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2010	22,644	$28
Granted	1,342	$35
Exercised	(9,738)	$27
Cancelled/Forfeited/Expired	(1,177)	$42

Outstanding at October 31, 2011	13,071	$28

        Forfeited and expired options from total cancellations in 2011 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	12	$29
Expired	1,165	$43

Total Options Cancelled at October 31, 2011	1,177	$42

        The options outstanding and exercisable for equity share-based payment awards at October 31, 2011 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 0 - 25	4,353	3.4	$19	$79,658	3,563	2.6	$19	$64,884
$25.01 - 30	1,606	7.2	$29	13,603	456	5.1	$29	4,125
$30.01 - 40	7,112	4.8	$33	32,243	5,551	3.8	$33	28,637
$40.01 & over	—	—	$—	—	—	—	$—	—

	13,071	4.7	$28	$125,504	9,570	3.4	$27	$97,646

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $37.07 at October 31, 2011, which would have been received by

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2011 was approximately 9 million.

        The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2011, 2010 and 2009:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2009	$7,836	$20
Black-Scholes value of options granted during fiscal 2009			$6
Options exercised in fiscal 2010	$72,325	$25
Black-Scholes value of options granted during fiscal 2010			$10
Options exercised in fiscal 2011	$164,738	$27
Black-Scholes value of options granted during fiscal 2011			$12

        As of October 31, 2011, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $12 million which is expected to be amortized over a weighted average period of 2.4 years. The amount of cash received from the exercise of share-based awards granted was $304 million in 2011, $299 million in 2010 and $71 million in 2009. See Note 5, "Provision for Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

        The following table summarizes non-vested award activity in 2011 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2010	3,284	$29
Granted	1,594	$37
Vested	(1,322)	$33
Forfeited	(78)	$33
FY2008 LTPP Incremental Issuance	126	$35

Non-vested at October 31, 2011	3,604	$31

        As of October 31, 2011, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $50 million which is expected to be amortized over a weighted average period of 2.5 years. The total fair value of restricted stock awards vested was $43 million for 2011, $35 million for 2010 and $25 million for 2009.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     PROVISION FOR INCOME TAXES

        The domestic and foreign components of income (loss) before taxes are:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
U.S. operations	$88	$163	$(226)
Non-U.S. operations	944	529	233

Total income before taxes	$1,032	$692	$7

        The provision for income taxes is comprised of:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
U.S. federal taxes:
Current	$(1)	$(40)	$(20)
Deferred	—	37	26
Non-U.S. taxes:
Current	(6)	145	20
Deferred	28	(141)	6
State taxes, net of federal benefit:
Current	(11)	12	10
Deferred	10	(5)	(4)

Total provision	$20	$8	$38

        The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$30	$—	$36	$—
Intangibles	—	82	—	132
Property, plant and equipment	—	32	4	16
Warranty reserves	16	—	14	1
Retiree medical benefits	14	—	43	2
Pension benefits	110	—	199	49
Employee benefits, other than retirement	84	—	96	—
Net operating loss, capital loss, and credit carryforwards	272	—	393	—
Unrealized gains/losses on investments	47	—	47	—
Unremitted earnings of foreign subsidiaries	—	—	—	88
Share-based compensation	48	—	51	—
Deferred revenue	18	—	93	2
Other	56	36	52	3

Subtotal	695	150	1,028	293
Tax valuation allowance	(369)	—	(527)	—

Total deferred tax assets or deferred tax liabilities	$326	$150	$501	$293

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2011 and 2010:

	Years Ended October 31,
	2011	2010
	(in millions)
Current deferred tax assets (included within other current assets)	$54	$99
Long-term deferred tax assets (included within other assets)	168	190
Current deferred tax liabilities (included within other accrued liabilities)	(4)	(10)
Long-term deferred tax liabilities (included within other long-term liabilities)	(42)	(71)

Total	$176	$208

        During 2003, we established valuation allowances for the deferred tax assets of the U.S. and certain entities in foreign jurisdictions. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During 2011, 2010 and 2009, we continued to maintain a valuation allowance for U.S. federal and state deferred tax assets until sufficient positive evidence exists to support reversal. We currently have a valuation allowance of $369 million of which $308 million relates to U.S. jurisdictions. The reduction to the valuation allowance in 2011 is primarily due to the reduction in the deferred taxes relating to pension and post retirement medical benefits and the utilization of tax credits associated with the repatriation of foreign earnings. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed. In 2010, after consideration of all the available positive and negative evidence, we concluded that it is more likely than not that all of the U.K. deferred tax assets will be realized and reversed the entire U.K. valuation allowance. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

        At October 31, 2011, we had federal net operating loss carryforwards of approximately $24 million and tax credit carryforwards of approximately $121 million. The federal net operating losses expire in years beginning 2021 through 2026, and the federal tax credits begin to expire in 2018, if not utilized. At October 31, 2011, we had state net operating loss carryforwards of approximately $219 million which expire in years beginning 2014 through 2031, if not utilized. In addition, we had state tax credit carryforwards of $6 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses. At October 31, 2011, we also had foreign net operating loss carryforwards of approximately $517 million. Of this foreign loss, $271 million will expire in years beginning 2012 through 2021, if not utilized. The remaining $246 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

        The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $194 million as of October 31, 2011 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Profit before tax times statutory rate	$361	$242	$2
State income taxes, net of federal benefit	(1)	4	6
Non-U.S. income taxed at different rates	(153)	(98)	47
Change in unrecognized non-U.S. tax benefits	(97)	32	(71)
Research credits	(5)	(1)	(7)
Hewlett Packard tax sharing agreement adjustment	(3)	(17)	—
Nondeductible goodwill	—	—	2
Nondeductible employee stock purchase plan expense	1	1	2
Other, net	1	7	11
Valuation allowances	(84)	(162)	46

Provision for income taxes	$20	$8	$38

Effective tax rate	2%	1%	543%

        Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore, and Malaysia. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $127 million, $62 million and $14 million in 2011, 2010 and 2009, respectively. The benefit of the tax holidays on net income (loss) per share (diluted) was approximately $0.36, $0.18 and $0.04 in 2011, 2010 and 2009, respectively.

        For 2011, the effective tax rate was 2 percent. The 2 percent effective tax rate reflects tax on earnings in jurisdictions that have low effective tax rates and includes a $97 million net tax benefit primarily associated with a refund in Canada and the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions. The income tax provision also includes a $26 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets for which the majority was recorded in the quarter ended April 30, 2011. The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010. For the full year, this out of period adjustment was substantially offset by other out of period adjustments. The net impact of all out of period adjustments on the effective tax rate was immaterial. Without considering interest and penalties, the effective rate reflects taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2010, the effective tax rate was 1 percent. The 1 percent effective tax rate includes a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that have low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the effective rate reflects taxes in all jurisdictions except the U.S.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

        For 2009, the effective tax rate was 543 percent. The 543 percent effective tax rate reflects that our structure has a fixed component that results in unusual tax results on reduced levels of profitability. The tax rate also includes tax on earnings in jurisdictions that have low effective tax rates. In addition, net tax benefits totaling $71 million relating primarily to the lapses of statutes of limitations and tax settlements in foreign jurisdictions are incorporated in the rate. Without considering interest and penalties, the rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions where we have recorded valuation allowances.

        Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2011, the cumulative amount of undistributed earnings considered indefinitely reinvested is $4,213 million. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

        We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. As of October 31, 2011, we accrued and reported $38.0 million of interest and penalties relating to unrecognized tax benefits. We recognized $13.6 million of tax benefits in 2011. As of October 31, 2010, we accrued and reported $53.8 million of interest and penalties relating to unrecognized tax benefits of which $5.4 million was recognized in 2010.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A 2011 and 2010 rollforward of our uncertain tax benefits including all federal, state and foreign tax jurisdictions is as follows:

	2011	2010
	(in millions)
Balance, beginning of year	$656	$930
Additions for acquisitions	—	15
Additions for tax positions related to the current year	41	46
Additions for tax positions from prior years	18	75
Reductions for tax positions from prior years	(170)	(284)
Settlements with taxing authorities	(67)	(119)
Statute of limitations expirations	(9)	(7)

Balance, end of year	$469	$656

        In the U.S., tax years remain open back to the year 2006 for federal income tax purposes. Tax years remain open back to the year 2000 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003. With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

        On August 31, 2010 we reached an agreement with the Internal Revenue Service ("IRS") for tax years 2000 through 2002. The adjustments were offset by applying available net operating losses and had no material impact on our statement of operations. In December 2010, we reached an agreement with the IRS for tax years 2003-2005. In addition, Agilent and the IRS reached an agreement on transfer pricing issues covering years 2003-2007. Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards. Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. Primarily as a result of these agreements with the IRS and agreements with other tax jurisdictions, unrecognized tax benefits were reduced from $656 million at October 31, 2010 to $469 million at October 31, 2011.

6.     NET INCOME (LOSS) PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below. As a result of the company's net

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss in 2009, the computation of diluted net loss per share for 2009 excludes the diluted impact of all common stock equivalents outstanding.

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Numerator:
Net income (loss)	$1,012	$684	$(31)
Denominators:
Basic weighted average shares	347	347	346
Potentially dilutive common stock equivalents — stock options and other employee stock plans	8	6	—

Diluted weighted average shares	355	353	346

        The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2011, 2010 and 2009 were 12 million, 13 million and 5 million, respectively.

        The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

	Years Ended October 31,
	2011	2010	2009
Options to purchase shares of common stock (in millions)	1	11	29

7.     SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash paid for income taxes was $22 million in 2011, $48 million in 2010, and $113 million in 2009. Cash paid for interest was $95 million in 2011, $89 million in 2010 and $88 million in 2009.

8.     INVENTORY

	October 31,
	2011	2010
	(in millions)
Finished goods	$452	$338
Purchased parts and fabricated assemblies	446	378

Inventory	$898	$716

        Inventory-related excess and obsolescence charges of $30 million, $30 million and $54 million were recorded in total cost of products in 2011, 2010 and 2009, respectively. We record excess and

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2011	2010
	(in millions)
Land	$138	$137
Buildings and leasehold improvements	1,271	1,268
Machinery and equipment	833	793
Software	370	377

Total property, plant and equipment	2,612	2,575
Accumulated depreciation and amortization	(1,606)	(1,595)

Property, plant and equipment, net	$1,006	$980

        Asset impairments other than restructuring were $7 million in 2011 and 2010 and zero in 2009. Depreciation expenses were $142 million in 2011, $124 million in 2010 and $112 million in 2009.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

        The goodwill balances at October 31, 2011, 2010 and 2009 and the movements in 2011and 2010 for each of our reportable segments are shown in the table below:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2009	$123	$151	$381	$655
Foreign currency translation impact	5	17	23	45
Divestitures	(1)	(24)	(13)	(38)
Goodwill arising from acquisitions	184	603	7	794

Goodwill as of October 31, 2010	$311	$747	$398	$1,456
Foreign currency translation impact and other adjustments	3	7	37	47
Goodwill arising from acquisitions	53	11	—	64

Goodwill as of October 31, 2011	$367	$765	$435	$1,567

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The component parts of other intangible assets at October 31, 2011 and 2010 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2010:
Purchased technology	$466	$176	$290
Backlog	12	12	—
Trademark/Tradename	39	13	26
Customer relationships	236	77	159

Total amortizable intangible assets	$753	$278	$475
In-Process R&D	19	—	19

Total	$772	$278	$494

As of October 31, 2011:
Purchased technology	$510	$246	$264
Backlog	12	12	—
Trademark/Tradename	40	20	20
Customer relationships	249	114	135

Total amortizable intangible assets	$811	$392	$419
In-Process R&D	10	—	10

Total	$821	$392	$429

        In 2011, we recorded additions to goodwill of $64 million relating to the purchase of three businesses. We also recorded a $27 million addition to goodwill during the year in the electronic measurement segment relating to deferred taxes from a prior acquisition. In 2011, we recorded additions to other intangibles of $42 million related to the purchase of three businesses. We also recorded $7 million of foreign exchange translation impact to other intangibles for the year. In 2011, in-process research and development decreased $9 million from the prior year as amounts for completed projects were reclassified to purchased technology and we began amortization.

        In 2010, we recorded $794 million of goodwill primarily relating to the Varian acquisition. The Varian acquisition is fully discussed in Note 3, "Acquisition of Varian". Goodwill was reduced by $38 million due to divestitures of the network systems business and Hycor during 2010. We recorded $422 million of additions to other intangible assets and recorded $13 million of impairment charges to other intangible assets and reduced other intangible assets by $13 million primarily related to divestiture of the Hycor business.

        Amortization of intangible assets was $111 million in 2011, $76 million in 2010, and $45 million in 2009. In addition, we recorded $3 million of impairments of other intangibles related to an exited business during 2011. Future amortization expense related to existing purchased intangible assets is estimated to be $95 million in 2012, $78 million for 2013, $68 million for 2014, $58 million for 2015, $51 million for 2016, and $79 million thereafter.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.   INVESTMENTS

Equity Investments

        The following table summarizes the company's equity investments as of October 31, 2011 and 2010 (net book value):

	October 31,
	2011	2010
	(in millions)
Long-Term
Cost method investments	$65	$80
Trading securities	49	52
Available-for-sale investments	3	10

Total	$117	$142

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

        Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2011 and October 31, 2010:

	October 31, 2011				October 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	1	2	—	3	4	6	—	10

	$1	$2	$—	$3	$4	$6	$—	$10

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Amounts included in other income (expense), net for realized gains and losses on the sale of available-for-sale securities and other than temporary impairments were as follows:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Available-for-sale investments — realized gain	$6	$2	$1
Other than temporary impairment on investments	$—	$—	$(9)

        Net unrealized gains and losses on our trading securities portfolio were $1 million of unrealized gains in 2011, $6 million of unrealized gains in 2010 and $6 million of unrealized losses in 2009.

        Realized gains from the sale of cost method securities were zero for 2011 and 2010 and $1 million realized gain for 2009.

  Investments in Leases

        In February 2001, we sold a parcel of surplus land in San Jose, California for $287 million in cash. In August 2001, we acquired a long-term leasehold interest in several municipal properties in southern California. In 2002, we received $237 million in non-refundable prepaid rent related to the leasehold interests described above. At October 31, 2011 the investment in direct-financing leases was $279 million lease rent receivable, unamortized initial direct costs of $4 million less $202 million of unearned income. At October 31, 2010 the investment in the direct-financing leases was $279 million, unamortized initial direct costs of $4 million and unearned income of $205 million. For the year ended October 31, 2011 and 2010 there were no impairments to our investment in direct-financing leases. Future minimum lease payments are to be received in more than five years from October 31, 2011.

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

        Level 1 — applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

        Level 2 — applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.

        Level 3 — applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

  Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 were as follows:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,972	$1,972	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	37	—	37	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	3	3	—	—

Total assets measured at fair value	$2,061	$2,024	$37	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Long-term
Deferred compensation liability	46	—	46	—

Total liabilities measured at fair value	$57	$—	$57	$—

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains and losses, net of tax, included in stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

        For assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2011 and 2010:

	2011	2010
	(in millions)
Balance, beginning of period	$—	$6
Realized losses related to amortization of premium	—	(1)
Unrealized gains included in accumulated other comprehensive income	—	—
Realized losses related to investment impairments	—	—
Sales	—	(3)
Transfers into level 3	—	—
Transfers out of level 3	—	(2)

Balance, end of period	$—	$—

Total losses included in net income attributable to change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$—

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

      Long-Lived Assets

        For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2011 and 2010:

	Years Ended October 31,
	2011	2010
	(in millions)
Long-lived assets held and used	$7	$12
Long-lived assets held for sale	$1	$14

        Long-lived assets held and used with a carrying amount of $8 million were written down to their fair value of $1 million, resulting in an impairment charge of $7 million, which was included in net income for 2011. Long-lived assets held for sale with a carrying amount of $4 million were written down to their fair value of $3 million, resulting in an impairment charge of $1 million, which was included in net income for 2011.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Fair Value Hedges

        We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt's fair value is hedged in this manner, and we may choose to terminate previously executed swaps. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of October 31, 2011, there were 4 interest rate swap contracts designated as fair value hedges associated with our 2012 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2011 was $31 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest accrual, upon termination was approximately $31 million and the amount to be amortized at October 31, 2011 was $24 million. On Aug 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2011 was $32 million. The proceeds from all such terminated interest rate swaps are recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the respective senior notes.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2011, was zero. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2011.

        There were 136 foreign exchange forward contracts and 7 foreign exchange option contracts open as of October 31, 2011 and designated as cash flow hedges. There were 207 foreign exchange forward

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts open as of October 31, 2011 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of October 31, 2011 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(33)	$—	$211
British Pound	(22)	—	117
Canadian Dollar	(41)	—	25
Australian Dollars	28	—	48
Malaysian Ringgit	118	—	33
Japanese Yen	(53)	(124)	56
Other	5	—	16

	$2	$(124)	$506

        The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2011 and October 31, 2010 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2011	October 31, 2010	Balance Sheet Location	October 31, 2011	October 31, 2010
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$3	$—	Other accrued liabilities	$—	$—
Other assets	$—	$61	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$13	Other accrued liabilities	$3	$15

	$10	$74		$3	$15

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$27	$11	Other accrued liabilities	$8	$7

Total derivatives	$37	$85		$11	$22

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2011	2010	2009
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts, including interest accrual, recognized in interest expense	$27	$78	$35
Loss on hedged item, recognized in interest expense	$(3)	$(57)	$(33)
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$—	$4	$1
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(5)	$7	$(23)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$13	$(14)	$82

        The estimated net amount of existing loss at October 31, 2011 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $3 million.

14.   RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2008	$—	$10	$—	$—	$10
Income statement expense	202	18	27	20	267
Asset impairments/inventory charges	—	—	(27)	(9)	(36)
Cash payments	(153)	(9)	—	(10)	(172)

Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	39	19	6	—	64
Asset impairments/inventory charges	—	—	(6)	—	(6)
Cash payments	(80)	(12)	—	—	(92)

Balance as of October 31, 2010	$8	$26	$—	$1	$35
Income statement expense	1	1	—	—	2
Asset impairments/inventory charges	—	—	—	—	—
Cash payments	(9)	(12)	—	(1)	(22)

Balance as of October 31, 2011	$—	$15	$—	$—	$15

        The restructuring and other special accruals for all plans, which totaled $15 million at October 31, 2011, are recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

        A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Cost of products and services	$—	$8	$77
Research and development	—	3	35
Selling, general and administrative	2	53	155

Total restructuring, asset impairments and other special charges	$2	$64	$267

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

        General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

        Agilent provides U.S. employees, who meet eligibility criteria under the Agilent Technologies, Inc. Retirement Plan ("RP"), defined benefits which are based on an employee's base or target pay during

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.

        In addition, in the U.S., Agilent maintains the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans".

        As of October 31, 2011 and 2010, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $515 million and $516 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

        Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

        401(k) defined contribution plan.    Eligible U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $24 million in 2011, $21 million in 2010 and $23 million in 2009.

        Post-retirement medical benefit plans.    In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the Agilent Technologies, Inc. Health Plan for Retirees. Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for a fixed amount which can be utilized to pay for either Agilent sponsored plans and/or individual medicare plans. Eligible retirees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service currently choose from managed-care, indemnity options or individual medicare plans, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. See Plan Amendments below for changes to these benefits.

        Plan Amendments.    On July 14, 2009 the Compensation Committee of the Board of Directors approved design changes to Agilent's U.S. RP. Effective October 31, 2009, benefits under the previous U.S. RP. formula were frozen and all future benefit accruals for existing employees and new hires are calculated using the new formula. The new formula allocates a percentage of each month's eligible earnings to be payable as a lump sum at age 65 whereas the previous formula defined a monthly annuity payable at age 65. Due to these plan amendments, we recorded gains of $117 million and $15 million in accumulated other comprehensive loss in 2009 for the U.S. Plans and U.S. Post-Retirement Benefit Plans, respectively.

        On April 1, 2011, changes to the Agilent Technologies, Inc. Health Plan for Retirees were approved. Effective January 1, 2012, employees who were at least age 50 as of January 1, 2005 and who retire

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after age 55 with 15 or more years of service are eligible for fixed dollar subsidies and stipends. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase. In connection with these changes, we reduced our Accumulated Prospective Benefit Obligation by $194 million with the offset going to accumulated other comprehensive income.

        Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2011, 2010 and 2009, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions
							U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$42	$41	$33	$32	$30	$34	$3	$3	$3
Interest cost on benefit obligation	28	27	43	72	72	73	21	26	29
Expected return on plan assets	(44)	(41)	(38)	(94)	(87)	(86)	(21)	(20)	(20)
Amortization of net actuarial loss	4	7	3	40	35	41	14	16	8
Amortization of prior service benefit	(12)	(12)	(3)	(1)	(1)	(2)	(26)	(14)	(15)

Net periodic benefit cost (benefit)	18	22	38	49	49	60	(9)	11	5
Curtailments and settlements	(1)	—	—	—	—	(3)	—	—	(13)

Total periodic benefit cost (benefit)	$17	$22	$38	$49	$49	$57	$(9)	$11	$(8)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$31	$(25)	$47	$40	$42	$171	$12	$(10)	$125
Amortization of net actuarial loss	(4)	(7)	(3)	(40)	(35)	(41)	(14)	(16)	(8)
Prior service cost (benefit)	—	—	(114)	6	—	—	(194)	—	—
Amortization of prior service benefit	12	12	3	1	1	2	26	14	15
Foreign currency	—	—	—	11	11	17	—	—	—

Total recognized in other comprehensive (income) loss	$39	$(20)	$(67)	$18	$19	$149	$(170)	$(12)	$132

Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$56	$2	$(29)	$67	$68	$206	$(179)	$(1)	$124

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In 2011, due to payments exceeding the sum of service cost plus interest cost in the U.S. Supplemental Benefits Retirement Plan, we recorded a $1 million settlement gain in the income statement as required by authoritative guidance.

        Funded status.    As of October 31, 2011 and 2010, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$538	$482	$1,598	$1,475	$263	$251
Actual return on plan assets	37	68	35	115	18	35
Employer contributions	30	30	59	47	—	1
Participants' contributions	—	—	7	2	—	—
Benefits paid	(27)	(42)	(46)	(57)	(23)	(24)
Currency impact	—	—	31	16	—	—

Fair value — end of year	$578	$538	$1,684	$1,598	$258	$263

Change in benefit obligation:
Benefit obligation — beginning of year	$575	$548	$1,742	$1,610	$502	$490
Service cost	42	41	32	30	3	4
Interest cost	28	27	72	72	21	26
Participants' contributions	—	—	7	2	—	—
Plan amendment	—	—	6	—	(194)	—
Actuarial (gain) loss	21	3	(20)	79	8	4
Benefits paid	(29)	(44)	(46)	(57)	(21)	(22)
Curtailments	—	—	—	(9)	—	—
Currency impact	—	—	37	15	—	—

Benefit obligation — end of year	$637	$575	$1,830	$1,742	$319	$502

Overfunded (underfunded) status of PBO	$(59)	$(37)	$(146)	$(144)	$(61)	$(239)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$18	$12	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(57)	(35)	(164)	(156)	(61)	(239)

Net asset (liability)	$(59)	$(37)	$(146)	$(144)	$(61)	$(239)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$66	$39	$524	$513	$188	$191
Prior service costs (benefits)	(91)	(103)	(9)	(16)	(253)	(86)

Total	$(25)	$(64)	$515	$497	$(65)	$105

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2012 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(12)	$(1)	$(35)
Amortization of actuarial net loss (gain)	$7	$43	$16

        Investment policies and strategies as of October 31, 2011, 2010 and 2009.    In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. The safety and protection of principal is a primary concern, and we believe that a well-diversified investment portfolio will result in the highest attainable investment return (income plus capital appreciation) with the lowest overall risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 40 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 10 percent to real estate investments, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2011 and 2010 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

        Other Investments — Other investments includes property based pooled vehicles which invest in real estate. Market net asset values are regularly published in the financial press or on corporate websites and so these investments are classified as Level 2. Other investments also includes partnership investments where, due to their private nature, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships are classified as Level 3.

        The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2011.

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$28	$—	$28	$—
Equity	405	141	264	—
Fixed Income	119	5	114	—
Other Investments	26	—	—	26

Total assets measured at fair value	$578	$146	$406	$26

        For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2011 and 2010:

	Years Ended October 31.
	2011	2010
Balance, beginning of year	$29	$32
Realized gains	8	6
Unrealized gains/(losses)	(3)	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	(8)	(9)

Balance, end of year	$26	$29

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2011.

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$14	$2	$12	$—
Equity	175	61	114	—
Fixed Income	54	2	52	—
Other Investments	15	—	—	15

Total assets measured at fair value	$258	$65	$178	$15

        For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2011 and 2010:

	Years Ended October 31,
	2011	2010
Balance, beginning of year	$16	$19
Realized gains	5	3
Unrealized gains/(losses)	(2)	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	(4)	(6)

Balance, end of year	$15	$16

        The following table presents the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2011:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$15	$6	$9	$—
Equity	774	220	554	—
Fixed Income	858	64	794	—
Other Investments	37	—	37	—

Total assets measured at fair value	$1,684	$290	$1,394	$—

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        For non-U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (level 3) during fiscal year 2011 and 2010.

        The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2011 or 2010.

	2011		2010
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$637	$578	$575	$538

U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—

Total	$637	$578	$575	$538

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,760	$1,598	$1,669	$1,513
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	70	86	73	85

Total	$1,830	$1,684	$1,742	$1,598

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$624	$578	$568	$538
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—

Total	$624	$578	$568	$538

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,699	$1,598	$1,602	$1,513
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	67	86	70	85

Total	$1,766	$1,684	$1,672	$1,598

        Contributions and estimated future benefit payments.    During fiscal year 2012, we expect to contribute $30 million to the U.S. defined benefit plans, $52 million to plans outside the U.S., and zero

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2012	$52	$47	$26
2013	$55	$50	$26
2014	$55	$52	$26
2015	$55	$57	$27
2016	$56	$62	$27
2017 - 2021	$241	$404	$130

        Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans — October 31. The U.S. discount rates at October 31, 2011 and 2010 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The U.S. discount rates at October 31, 2009 were determined by matching the expected plan benefit payments against an industry discount curve as well as reviewing the movement of industry benchmarks. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2011	2010	2009
U.S. defined benefit plans:
Discount rate	5.0%	5.25%	8.5%
Average increase in compensation levels	3.5%	3.5%	3.5%
Expected long-term return on assets	8.25%	8.5%	8.5%
Non-U.S. defined benefit plans:
Discount rate	2.0-5.25%	2.25-5.75%	2.25-6.5%
Average increase in compensation levels	2.5-3.75%	2.5-3.75%	2.5-4.0%
Expected long-term return on assets	4.0-6.75%	4.25-7.0%	4.5-7.25%
U.S. post-retirement benefits plans:
Discount rate	5.5%	5.5%	8.5%
Expected long-term return on assets	8.25%	8.5%	8.5%
Current medical cost trend rate	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	4.75%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2025	2019	2018

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2011	2010
U.S. defined benefit plans:
Discount rate	4.5%	5.0%
Average increase in compensation levels	3.5%	3.5%
Expected long-term return on assets	8.0%	8.25%
Non-U.S. defined benefit plans:
Discount rate	2.0-5.5%	2.0-5.25%
Average increase in compensation levels	2.5-3.25%	2.5-3.75%
Expected long-term return on assets	4.0-6.5%	4.0-6.75%
U.S. post-retirement benefits plans:
Discount rate	4.75%	5.5%
Expected long-term return on assets	8.0%	8.25%
Current medical cost trend rate	9.0%	10.0%
Ultimate medical cost trend rate	4.5%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2026	2025

        Due to the benefit changes discussed previously, health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2011.

16.   GUARANTEES

Standard Warranty

        A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2011	2010
	(in millions)
Balance as of October 31, 2010 and 2009	$45	$28
Reserve acquired upon close of Varian acquisition	—	13
Accruals for warranties issued during the period	61	57
Changes in estimates	11	(4)
Settlements made during the period	(67)	(49)

Balance as of October 31, 2011 and 2010	$50	$45

Indemnifications to Avago

        In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2011.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnifications to Verigy

        In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy will operate as a wholly-owned subsidiary of Advantest and our indemnification obligations to Verigy should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2011.

Indemnifications to Hewlett-Packard

        We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2011.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

        In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates ("VSEA") in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. On November 10, 2011, Applied Materials announced that it had completed the acquisition of VSEA, which is now a wholly-owned subsidiary of Applied Materials; our indemnification obligations to VSEA should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2011.

Indemnifications to Officers and Directors

        Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2011.

Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2011.

        In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2011.

17.   COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2011 were $51 million for 2012, $43 million for 2013, $28 million for 2014, $19 million for 2015, $12 million for 2016 and $12 million thereafter. Future minimum sublease income under leases at October 31, 2011 was $7 million for 2012, $6 million for 2013, $5 million for 2014, $3 million for 2015 and $1 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities was $82 million in 2011, $89 million in 2010 and $95 million in 2009.

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.   SHORT-TERM DEBT

Credit Facility

        On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2011 the company has no borrowings outstanding under the facility. The Credit Agreement replaced the Company's prior Five-Year Credit Agreement dated as of May 11, 2007, which was terminated upon the execution of the Credit Agreement. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2011.

2012 Senior Notes

        On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes maturing in 2012 ("2012 senior notes"). The 2012 senior notes were issued at 99.91% of their principal amount, bear interest at a fixed rate of 4.45% per annum, and mature on September 14, 2012. Interest is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

        Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points with respect to the 2012 senior notes. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At October 31, 2011, the fair value of the swaps on 2012 senior notes was an asset of $3 million, with a corresponding increase in the carrying value of senior notes.

        All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $2 million in connection with the 2012 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

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

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.   LONG-TERM DEBT

Senior Notes

        The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2011			October 31, 2010
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2012 Senior Notes	$—	$—	$—	$250	$6	$256
2013 Senior Notes	250	—	250	249	—	249
2015 Senior Notes	499	24	523	499	37	536
2017 Senior Notes	598	31	629	598	35	633
2020 Senior Notes	498	32	530	498	18	516

Total	$1,845	$87	$1,932	$2,094	$96	$2,190

2012 Senior Notes

        The 2012 senior notes are repayable within one year and have been reclassified to short-term debt, see Note 18, "Short-term debt".

2013 Senior Notes

        In July 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

2015 Senior Notes

        In September 2009, the company issued an aggregate principal amount of $500 million in senior notes ("2015 senior notes"). The senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

        On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2011 was $24 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

2017 Senior Notes

        In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). The 2017 senior notes were issued at 99.60% of their principal amount. The notes will mature on November 1, 2017, and bear interest at a fixed rate of 6.50% per annum. The

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

        On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2011 was $31 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

2020 Senior Notes

        In July 2010, the company issued an aggregate principal amount of $500 million in senior notes ("2020 senior notes"). The 2020 senior notes were issued at 99.54% of their principal amount. The notes will mature on July 15, 2020, and bear interest at a fixed rate of 5.00% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011.

        On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2011 was $32 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

        All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $3 million in connection with the 2015 senior notes and incurred $5 million in connection with 2013 and 2020 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

20.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

        On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2011, we repurchased approximately 12 million shares for $497 million. For the year ended October 31, 2010, we repurchased 13 million shares for $411 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income

        The following table summarizes the components of our accumulated other comprehensive income as of October 31, 2011 and 2010, net of tax effect:

	October 31,
	2011	2010
	(in millions)
Unrealized gain on equity securities, net of $(8) of tax for 2011 and 2010	$(6)	$(2)
Foreign currency translation, net of $(102) of tax for 2011 and 2010	452	358
Unrealized losses on defined benefit plans, net of tax of $84 and $88 for 2011 and 2010, respectively	(331)	(442)
Unrealized gains (losses) on derivative instruments, net of tax of $(2) and $(1) for 2011 and 2010, respectively	1	(2)

Total accumulated other comprehensive income	$116	$(88)

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

        A description of our three reportable segments is as follows:

        Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance and Magnetic Resonance Imaging systems along with X-Ray crystallography, and services and support for the aforementioned products.

        Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry instruments; atomic absorption instruments; inductively coupled plasma optical emission spectrometry instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Life Sciences	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2011:
Total segment revenue	$1,792	$1,518	$3,316	$6,626
Varian acquisition deferred revenue fair value adjustment	$(4)	$(7)	—	$(11)

Total net revenue	$1,788	$1,511	$3,316	$6,615

Income from operations	$237	$313	$760	$1,310
Depreciation expense	$39	$28	$75	$142
Share-based compensation expense	$20	$17	$36	$73
Year ended October 31, 2010:
Total segment revenue	$1,479	$1,200	$2,784	$5,463
Varian acquisition deferred revenue fair value adjustment	$(15)	$(4)	$—	$(19)

Total net revenue	$1,464	$1,196	$2,784	$5,444

Income from operations	$221	$279	$438	$938
Depreciation expense	$34	$24	$66	$124
Share-based compensation expense	$17	$13	$34	$64
Year ended October 31, 2009:
Total net revenue	$1,219	$844	$2,418	$4,481
Income from operations	$174	$216	$1	$391
Depreciation expense	$27	$14	$71	$112
Share-based compensation expense	$18	$12	$36	$66

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2011	2010	2009
	(in millions)
Total reportable segments' income from operations	$1,310	$938	$391
Restructuring related costs	(2)	(65)	(252)
Asset Impairments	(9)	(19)	(44)
Transformational programs	(51)	(39)	—
Amortization of intangibles	(113)	(77)	(45)
Retirement plans net curtailment and settlement	1	—	16
Acquisition and integration costs	(54)	(102)	—
Varian acquisition related fair value adjustments	(9)	(51)	—
Other	(2)	(19)	(19)
Interest Income	14	20	29
Interest Expense	(86)	(96)	(88)
Gain on sale of network solutions division, net	—	132	—
Other income (expense), net	33	70	19

Income before taxes, as reported	$1,032	$692	$7

        Major customers.    No customer represented 10 percent or more of our total net revenue in 2011, 2010 or 2009.

        The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2011:
Assets	$1,837	$1,772	$2,156	$5,765
Capital expenditures	$41	$23	$124	$188
As of October 31, 2010:
Assets	$1,564	$1,635	$2,245	$5,444
Capital expenditures	$30	$15	$76	$121

AGILENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2011	2010
	(in millions)
Total reportable segments' assets	$5,765	$5,444
Cash, cash equivalents and short-term investments	3,527	4,199
Prepaid expenses	107	118
Investments	114	135
Long-term and other receivables	221	283
Other, including valuation allowance	(677)	(483)

Total assets	$9,057	$9,696

        The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Southeast Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2011	$2,016	$1,035	$700	$2,864	$6,615
Year ended October 31, 2010	$1,760	$744	$549	$2,391	$5,444
Year ended October 31, 2009	$1,495	$598	$476	$1,912	$4,481

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2011	$567	$170	$551	$1,288
October 31, 2010	$654	$180	$515	$1,349

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2011
Net revenue	$1,519	$1,677	$1,691	$1,728
Gross profit	816	900	892	921
Income from operations	211	266	281	313
Net income	$193	$200	$330	$289
Net income per share — Basic:	$0.56	$0.58	$0.95	$0.83
Net income per share — Diluted:	$0.54	$0.56	$0.92	$0.82
Weighted average shares used in computing net income per share:
Basic	347	347	348	347
Diluted	355	355	357	351
Range of stock prices on NYSE	$34.38-44.45	$39.94-50.68	$41.29-55.33	$28.67-42.78
2010
Net revenue	$1,213	$1,271	$1,384	$1,576
Gross profit	660	711	725	834
Income from operations	94	154	115	203
Net income	$79	$108	$205	$292
Net income per share — Basic:	$0.23	$0.31	$0.59	$0.84
Net income per share — Diluted:	$0.22	$0.31	$0.58	$0.83
Weighted average shares used in computing net income per share:
Basic	348	348	347	346
Diluted	354	354	352	352
Range of stock prices on NYSE	$24.69-31.77	$28.13-37.43	$26.74-36.89	$26.68-35.33

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2011, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2011.

        The effectiveness of our internal control over financial reporting as of October 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors appears under "Proposal No. 1 — Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"), to be held March 21, 2012. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under "Executive Officers of the Registrant." Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under "Audit and Finance Committee Report" and "Board Structure and Compensation" in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of October 31, 2011. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)(3)	16,536,243	$28	54,277,743
Equity compensation plans not approved by security holders	—	—	—

Total	16,536,243	$28	54,277,743

(1)
The number of securities remaining available for future issuance in column (c) includes 33,577,991shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $24 million as of October 31, 2011.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 19, 2008 and March 11, 2009, the Board and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan ("2009 Plan") to replace the company's 1999 Plan and 1999 Non-Employee Director Stock Plan for awards of stock-based incentive compensation to our employees (including officers), directors and consultants. The 2009 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

          See Index to Consolidated Financial Statements under Item 8 on Page 63 of this report.

  2.
  Financial Statement Schedule.

          The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts*	Deductions**	Balance at End of Period
	(in millions)
2011
Tax valuation allowance	$527	$3	$(161)	$369
2010
Tax valuation allowance	$684	$—	$(157)	$527
2009
Tax valuation allowance	$621	$65	$(2)	$684

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

  3.
  Exhibits.

          Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett-Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/99	2.1
2.2	General Assignment and Assumption Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.6
2.7	Employee Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.7
2.8	Tax Sharing Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.8
2.9	Master IT Service Level Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.9
2.10	Real Estate Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.10
2.11	Environmental Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett-Packard and Agilent Technologies, Inc.	S-1/A	11/10/99	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/99	2.14

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	08/15/05	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	09/04/09	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/10	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	08/16/99	3.1
3.2	Amended and Restated Bylaws.	8-K	03/25/08	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	05/24/00	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc, dated November 27, 2001.	8-K	11/27/01	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/07	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/07	4.01
4.5	Form of Second Supplemental Indenture, dated as of September 14, 2009, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 4.45% Senior Notes due 2012.	8-K	09/14/09	4.01

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.6	Form of Third Supplemental Indenture, dated as of September 14, 2009, between the Company and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 5.50% Senior Notes due 2015.	8-K	09/14/09	4.02
4.7	Fourth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 2.50% Senior Notes due 2013.	8-K	07/20/10	4.01
4.8	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	07/20/10	4.02
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/06	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/04	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/04	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	06/05/07	10.3
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	06/05/07	10.7
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/08	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.23

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/08	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	09/05/08	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/07	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/04	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	09/05/08	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	01/27/09	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10-K	12/20/10	10.17
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/09	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10-K	12/20/10	10.19
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/09	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10-K	12/20/10	10.21
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/09	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	03/25/09	10.5

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/09	10.36
10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/07	10.25
10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	03/09/06	10.63
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/09	10.39
10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*	10-K	12/20/10	10.29
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/09	10.40
10.31	Agilent Technologies, Inc. 2010 Performance-Based Compensation Plan for Covered Employees.	10-K	12/20/10	10.31
10.32	Agilent Technologies, Inc. Performance-Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/08	10.34
10.33	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board-appointed officers.*	S-1	08/16/99	10.9
10.34	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board-elected Officers of the Company.*	8-K	04/10/08	10.1
10.35	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.*	8-K	04/10/08	10.2
10.36	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	04/10/08	10.3
10.37	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.*	8-K	04/10/08	10.4

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.38	Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer) (for executives hired, elected or promoted after July 14, 2009).*	8-K	09/28/09	10.1
10.39	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/09	10.50
10.40	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.*	10-K	12/21/07	10.79
10.41	Separation Agreement and General Release between Agilent Technologies, Inc. and D. Craig Nordlund, dated as of May 28, 2009.*	10-Q	06/09/09	10.8
10.42	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	06/06/06	10.66
10.43	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.67
10.44	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.68
10.45	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	06/06/06	10.70
10.46	Five-Year Credit Agreement, dated October 20, 2011, by and among Agilent Technologies, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administration Agent and J.P. Morgan Europe Limited, as London Agent.	8-K	10/25/11	10.1
10.47	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/07	1.01

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.48	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	09/14/09	1.01
10.49	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	07/19/10	1.01
11.1	See Note 6, "Net Income (Loss) Per Share", to our Consolidated Financial Statements on page 92.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2011.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

Date: December 16, 2011

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

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 16, 2011
/s/ DIDIER HIRSCH Didier Hirsch	Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 16, 2011
/s/ JAMES G. CULLEN James G. Cullen	Chairman of the Board of Directors	December 16, 2011
/s/ PAUL N. CLARK Paul N. Clark	Director	December 16, 2011
/s/ HEIDI FIELDS Heidi Fields	Director	December 16, 2011
/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	December 16, 2011
/s/ KOH BOON HWEE Koh Boon Hwee	Director	December 16, 2011

Signature	Title	Date

/s/ DAVID M. LAWRENCE, M.D. David M. Lawrence, M.D.	Director	December 16, 2011
A. Barry Rand	Director
/s/ TADATAKA YAMADA, M.D. Tadataka Yamada, M.D.	Director	December 16, 2011