Form 10-Q
period 2012-01-31
AGILENT TECHNOLOGIES INC
filed 2012-03-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2012
COMMON STOCK, $0.01 PAR VALUE	347,625,239 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2012	2011
Net revenue:
Products	$1,342	$1,258
Services and other	293	261
Total net revenue	1,635	1,519
Costs and expenses:
Cost of products	601	557
Cost of services and other	160	146
Total costs	761	703
Research and development	162	159
Selling, general and administrative	441	446
Total costs and expenses	1,364	1,308
Income from operations	271	211
Interest income	3	4
Interest expense	(26)	(23)
Other income (expense), net	8	6
Income before taxes	256	198
Provision for income taxes	26	5
Net income	$230	$193

Net income per share:
Basic	$0.66	$0.56
Diluted	$0.65	$0.54

Weighted average shares used in computing net income per share:
Basic	348	347
Diluted	352	355

Cash dividends declared per common share	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,662	$3,527
Accounts receivable, net	814	860
Inventory	937	898
Other current assets	302	284
Total current assets	5,715	5,569
Property, plant and equipment, net	1,007	1,006
Goodwill	1,598	1,567
Other intangible assets, net	414	429
Long-term investments	110	117
Other assets	255	369
Total assets	$9,099	$9,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$426	$472
Employee compensation and benefits	317	424
Deferred revenue	413	389
Short-term debt	252	253
Other accrued liabilities	297	299
Total current liabilities	1,705	1,837
Long-term debt	1,929	1,932
Retirement and post-retirement benefits	319	329
Other long-term liabilities	647	643
Total liabilities	4,600	4,741
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 593 million shares at January 31, 2012 and 591 million shares at October 31, 2011, issued	6	6
Treasury stock at cost; 245 million shares at January 31, 2012 and 244 million shares at October 31, 2011	(8,568)	(8,535)
Additional paid-in-capital	8,320	8,265
Retained earnings	4,651	4,456
Accumulated other comprehensive income	87	116
Total stockholder’s equity	4,496	4,308
Non-controlling interest	3	8
Total equity	4,499	4,316
Total liabilities and equity	$9,099	$9,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net income	$230	$193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62	63
Share-based compensation	27	28
Deferred taxes	10	4
Excess and obsolete inventory and inventory-related charges	6	6
Other non-cash expenses, net	1	2
Changes in assets and liabilities:
Accounts receivable	35	13
Inventory	(46)	(85)
Accounts payable	(42)	(56)
Employee compensation and benefits	(102)	(81)
Other assets and liabilities	(31)	33
Net cash provided by operating activities	150	120
Cash flows from investing activities:
Investments in property, plant and equipment	(46)	(38)
Proceeds from lease receivable	80	—
Proceeds from sale of investments	3	5
Purchase of non-controlling interest	(5)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(55)	—
Change in restricted cash and cash equivalents, net	—	1,533
Net cash provided by (used in) investing activities	(23)	1,500
Cash flows from financing activities:
Issuance of common stock under employee stock plans	42	136
Repayment of debt	—	(1,500)
Treasury stock repurchases	(34)	(270)
Net cash provided by (used in) financing activities	8	(1,634)

Effect of exchange rate movements	—	3

Net increase (decrease) in cash and cash equivalents	135	(11)

Cash and cash equivalents at beginning of period	3,527	2,649
Cash and cash equivalents at end of period	$3,662	$2,638

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2012 and 2011 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2011 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2012 and October 31, 2011, condensed consolidated statement of operations for the three months ended January 31, 2012 and 2011, and condensed consolidated statement of cash flows for the three months ended January 31, 2012 and 2011.

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

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices, exceeds the balance sheet carrying value by approximately $169 million as of January 31, 2012. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. See also Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

Goodwill and Purchased Intangible Assets.  In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

The changes were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. Agilent opted to early adopt this guidance for the year ended October 31, 2011.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. Accordingly, Agilent has three reporting units, which are the same as our operating segments: life sciences, chemical analysis and electronic measurement. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement was greater than their respective carrying values. There was no impairment of goodwill during the three months ended January 31, 2012 and 2011.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. Additionally, we adopted the guidance regarding level 3 activity on November 1, 2011 and there was no material impact to our consolidated financial statements. See Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS. The guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our consolidated financial statements due to the adoption of this guidance.

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

In December 2011, the FASB issued guidance related to the enhanced disclosures that will enable the users of financial statements to evaluate the effect or potential effect of netting arrangements of an entity’s financial position. The amendments require improved information about financial instruments and derivative instruments that are either offset or subject to enforceable master netting arrangements or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

3. SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our employee stock purchase plan (“ESPP”) and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2012	2011
	(in millions)
Cost of products and services	$6	$7
Research and development	4	4
Selling, general and administrative	17	17
Total share-based compensation expense	$27	$28

At January 31, 2012 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three months ended January 31, 2012 and 2011.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2012	2011
Stock Option Plans:
Weighted average risk-free interest rate	0.9%	1.5%
Dividend yield	0%	0%
Weighted average volatility	38%	35%
Expected life	5.8 yrs	5.8 yrs

LTPP:
Volatility of Agilent shares	41%	40%
Volatility of selected peer-company shares	17-75%	20-76%
Price-wise correlation with selected peers	62%	55%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant. On January 17, 2012, the Company’s Board of Directors approved the initiation of quarterly cash dividends to the Company’s shareholders. The annual awards in the first quarter of 2012 were granted prior to the company’s dividend declaration and the fair value was measured based on an expected dividend yield of 0%. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

4. PROVISION FOR INCOME TAXES

For the three months ended January 31, 2012, we recorded an income tax provision of $26 million compared to an income tax provision of $5 million in the same period last year. The income tax provision for the three months ended January 31, 2012 includes a net discrete tax expense of $4 million.  The income tax provision for the three months ended January 31, 2011 includes net discrete tax benefits of $15 million. The net discrete benefits relate primarily to a tax settlement with a foreign tax authority.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates. As of January 31, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal. We currently have a valuation allowance of $349 million of which $287 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

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

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 — 2007.  Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Three Months Ended January 31,
	2012	2011
	(in millions)
Numerator:
Net income	$230	$193
Denominators:
Basic weighted-average shares	348	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	4	8
Diluted weighted-average shares	352	355

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

For the quarter ended January 31, 2012, options to purchase 1.7 million shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive as compared to 27,000 shares for the quarter ended January 31, 2011.

6. INVENTORY

	January 31, 2012	October 31, 2011
	(in millions)
Finished goods	$466	$452
Purchased parts and fabricated assemblies	471	446
Inventory	$937	$898

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2012:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2011	$367	$765	$435	$1,567
Foreign currency translation impact	(3)	(8)	3	(8)
Goodwill arising from acquisitions	35	1	3	39
Goodwill as of January 31, 2012	$399	$758	$441	$1,598

The components of other intangibles as of January 31, 2012 and October 31, 2011 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2011:
Purchased technology	$510	$246	$264
Backlog	12	12	—
Trademark/Tradename	40	20	20
Customer relationships	249	114	135
Total amortizable intangible assets	811	392	419
In-Process R&D	10	—	10
Total	$821	$392	$429
As of January 31, 2012:
Purchased technology	$523	$263	$260
Backlog	12	12	—
Trademark/Tradename	40	22	18
Customer relationships	248	122	126
Total amortizable intangible assets	823	419	404
In-Process R&D	10	—	10
Total	$833	$419	$414

During the three months ended January 31, 2012 and 2011, we recorded additions to goodwill of $39 million and zero, respectively. During the three months ended January 31, 2012 and 2011, we recorded additions to other intangible assets of $16 million and zero, respectively. During the three months ended January 31, 2012, we also reduced intangible assets by $4 million due to the impact of foreign exchange translation. Amortization of intangible assets was $27 million for the three months ended January 31, 2012 and $28 million for the same period in the prior year. Future amortization expense related to existing purchased intangible assets is estimated to be $72 million for the remainder of 2012, $82 million for 2013, $72 million for 2014, $58 million for 2015, $51 million for 2016, $36 million for 2017, and $43 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2012 were as follows:

		Fair Value Measurement at January 31, 2012 Using
	January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,565	$2,565	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	25	—	25	—
Long-term
Trading securities	48	48	—	—
Total assets measured at fair value	$2,638	$2,613	$25	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	45	—	45	—
Total liabilities measured at fair value	$55	$—	$55	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 were as follows:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,972	$1,972	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	37	—	37	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	3	3	—	—
Total assets measured at fair value	$2,061	$2,024	$37	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Impairment of Investments. All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no other than temporary impairments for investments for the three months ended January 31, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

There were no impairments of long-lived assets for the three months ended January 31, 2012 and 2011.

Investments in Leases

In December 2011, we terminated our leasehold interest in the municipal properties, received $80 million in cash and recognized a loss of approximately $2 million.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of January 31, 2012, there were four interest rate swap contracts designated as fair value hedges associated with our 2012 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $250 million. On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The amount to be amortized at January 31, 2012 was $30 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The amount to be amortized at January 31, 2012 was $23 million. On Aug 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The amount to be amortized at January 31, 2012 was $31 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2012, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2012.

There were 164 foreign exchange forward contracts and 11 foreign exchange option contracts open as of January 31, 2012 and designated as cash flow hedges. There were 206 foreign exchange forward contracts open as of January 31, 2012 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of January 31, 2012 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
		(in millions)
Euro	$(52)	$—	$200
British Pound	(18)	—	107
Canadian Dollar	(48)	—	—
Australian Dollars	32	—	32
Malaysian Ringgit	106	—	19
Japanese Yen	(63)	(117)	41
Other	1	—	(10)
	$(42)	$(117)	$389

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2012 and October 31, 2011 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2012	October 31, 2011	Balance Sheet Location	January 31, 2012	October 31, 2011
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$2	$3	Other accrued liabilities	$—	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	$12	$7	Other accrued liabilities	$4	$3
	$14	$10		$4	$3
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$11	$27	Other accrued liabilities	$6	$8
Total derivatives	$25	$37		$10	$11

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2012	2011
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$(43)
Gain on hedged item, recognized in interest expense	$1	$51
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$6	$(2)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$1	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(16)	$4

The estimated net amount of existing gains at January 31, 2012 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $8 million.

10. RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

Our 2009 restructuring program, announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. This plan is substantially complete. The remaining obligation, which relates to lease payments, is not material and should be completed by the end of fiscal 2014.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2012 and 2011, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2012	2011	2012	2011	2012	2011
			(in millions)
Service cost—benefits earned during the period	$10	$10	$8	$8	$1	$1
Interest cost on benefit obligation	7	7	18	17	4	7
Expected return on plan assets	(12)	(11)	(23)	(23)	(5)	(5)
Amortization and deferrals:
Actuarial losses	2	1	11	10	4	4
Prior service cost	(3)	(3)	—	—	(9)	(4)
Total net plan costs	$4	$4	$14	$12	$(5)	$3

We contributed approximately zero to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended January 31, 2012 and $3 million and $13 million, respectively, for the same period in 2011. We expect to contribute approximately $30 million to our U.S. defined benefit plans and $40 million to our non-U.S. defined benefit plans during the remainder of 2012.

12. WARRANTIES AND CONTINGENCIES

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended January 31,
	2012	2011
	(in millions)
Beginning balance as of November 1	$50	$45
Accruals for warranties issued during the period	16	17
Changes in estimates	4	—
Settlements made during the period	(18)	(15)
Ending balance as of January 31	$52	$47

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

13. SHORT-TERM DEBT

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2012 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2012.

2012 Senior Notes

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes maturing on September 14, 2012 (“2012 senior notes”). There have been no changes to the principal, maturity, interest rates and interest payment terms of the 2012 senior notes in the three months ended January 31, 2012 as compared to the 2012 senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points with respect to the 2012 senior notes. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At January 31, 2012, the fair value of the swaps on 2012 senior notes was an asset of $2 million, with a corresponding increase in the carrying value of senior notes.

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $2 million in connection with the 2012 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	January 31, 2012			October 31, 2011
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
			(in millions)
2013 Senior Notes	$250	$—	$250	$250	$—	$250
2015 Senior Notes	499	23	522	499	24	523
2017 Senior Notes	598	30	628	598	31	629
2020 Senior Notes	498	31	529	498	32	530
Total	$1,845	$84	$1,929	$1,845	$87	$1,932

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three months ended January 31, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2012 and October 11, 2011 are detailed above.

The company incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $3 million in connection with the 2015 senior notes and incurred $5 million in connection with 2013 and 2020 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

15. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 19, 2009 our board of directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three months ended January 31, 2012 and 2011, we repurchased 1 million shares for $34 million and 6 million shares for $270 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2012, cash dividends on our outstanding common stock of $0.10 per share, or approximately $35 million, were declared and recorded in other accrued liabilities. Cash dividends will be paid on April 25, 2012 to shareholders of record as of the close of business on April 3, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Comprehensive Income

The following table presents the components of comprehensive income for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31,
	2012	2011
	(in millions)
Net income	$230	$193
Other comprehensive income:
Change in unrealized gain on investments	(2)	—
Change in unrealized gain and loss on derivative instruments	6	(2)
Reclassification of (gains) and losses into earnings related to derivative instruments	(1)	1
Foreign currency translation	(39)	21
Change in deferred net pension cost	4	8
Deferred taxes	3	(3)
Comprehensive income	$201	$218

The following table summarizes the components of our accumulated other comprehensive income as of January 31, 2012 and October 31, 2011, net of tax effect:

	January 31, 2012	October 31, 2011
	(in millions)
Unrealized gain on equity securities, net of zero and $(8) of tax for January 31, 2012 and October 31, 2011, respectively	$—	$(6)
Foreign currency translation, net of $(102) of tax for January 31, 2012 and October 31, 2011	413	452
Unrealized losses on defined benefit plans, net of tax of $81 for January 31, 2012 and $84 for October 31, 2011, respectively	(330)	(331)
Unrealized gains on derivative instruments, net of tax of $(4) and $(2) for January 31, 2012 and October 31, 2011, respectively	4	1
Total accumulated other comprehensive income	$87	$116

16. SEGMENT INFORMATION

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

A description of our three reportable segments is as follows:

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography (“LC”) systems, columns and components; liquid chromatography mass spectrometry (“LCMS”) systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (“NMR”) and Magnetic Resonance Imaging (“MRI”) systems along with X-Ray Crystallography, and services and support for the aforementioned products.

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

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
		(in millions)

Three months ended January 31, 2012:
Total net revenue	$461	$396	$778	$1,635
Segment income from operations	$66	$88	$160	$314
Three months ended January 31, 2011:
Total segment revenue	$404	$349	$771	$1,524
Varian acquisition deferred revenue fair value adjustment	$(3)	$(2)	$—	$(5)
Total net revenue	$401	$347	$771	$1,519
Segment income from operations	$48	$65	$156	$269

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended January 31,
	2012	2011
	(in millions)
Total reportable segments’ income from operations	$314	$269
Restructuring related costs	—	(2)
Transformational programs	(8)	(11)
Amortization of intangibles	(27)	(28)
Acquisition and integration costs	(7)	(15)
Varian acquisition related fair value adjustments	—	(4)
Other	(1)	2
Interest income	3	4
Interest expense	(26)	(23)
Other income (expense), net	8	6
Income before taxes, as reported	$256	$198

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
		(in millions)
Assets:
As of January 31, 2012	$1,819	$1,726	$2,029	$5,574
As of October 31, 2011	$1,837	$1,772	$2,156	$5,765

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, uncertainties relating to Food and Drug Administration (“FDA”) and other regulatory approvals, the integration of our acquisitions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

Total orders for the three months ended January 31, 2012 were $1,623 million and were flat compared to last year. For the three months ended January 31, 2012, life sciences orders increased 5 percent, chemical analysis orders increased 4 percent and electronic measurement orders decreased 5 percent when compared to the first quarter of 2011.

Net revenue of $1,635 million for the three months ended January 31, 2012 increased 8 percent from the same period last year.  Revenue from life sciences products in pharmaceutical markets increased strongly and demand within the academic and government markets also increased when compared to the same period last year. Revenue from all end-markets grew across the chemical analysis business for the three months ended January 31, 2012 when compared to the same period last year.  Within electronic measurement, revenue from general purpose end-markets improved overall, but there was weakness in the computer and semiconductor markets in the three months ended January 31, 2012 when compared to the same period last year. Also within electronic measurement, we saw a decline in the communications test businesses in the three months ended January 31, 2012 when compared to the same period last year with decreases in investments by our customers in wireless infrastructure and components.

Net income for the three months ended January 31, 2012 was $230 million, compared to $193 million for the corresponding period last year. In the three months ended January 31, 2012, we generated $150 million of cash from operations compared with $120 million generated in the same period last year.

On January 17, 2012 we declared and recorded our first quarterly dividend of $0.10 per share, or approximately $35 million, which will be paid on April 25, 2012 to shareholders of record as of the close of business on April 3, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, we believe there are continued marketing opportunities in emerging markets and improvements to be achieved in operating performance by leveraging our design, supply chain and manufacturing capabilities. We will continue to deliver market-leading products, while we make progress in optimizing our order fulfillment operations. In addition, we will continue integrating Varian’s systems and processes into Agilent and our priority is to focus on revenue and cost synergies, as well as increase technology sharing between our businesses. As a result of the integration of Varian into Agilent, we are expecting to achieve $100 million in net cost savings. Approximately one third of the net cost savings have been generated within general and administrative expenses at the end of fiscal 2011 and the remaining savings within the costs of products and services are expected to be realized by 2014.

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

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 38 percent to 48 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 22 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

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

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

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

Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement, was greater than their respective carrying values. There was no impairment of goodwill during the three months ended January 31, 2012 and 2011. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the analyses, there were no impairments of long-lived assets, including purchased intangible assets for the three months ended January 31, 2012 and 2011.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At January 31, 2012, we provided a valuation allowance for our net U.S. deferred tax assets and on certain foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal.

Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

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

Restructuring Costs, Asset Impairments and Other Charges

Our 2009 restructuring program, announced in the first half of 2009, was conceived in response to deteriorating economic conditions and was designed to deliver sufficient savings to enable our businesses to reach their profitability targets throughout the cycle. This plan is substantially complete. The remaining obligation, which relates to lease payments, is not material and should be completed by the end of fiscal 2014.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended January 31,		2012 over
	2012	2011	2011
	(in millions)
Orders	$1,623	$1,627	—
Net revenue:
Products	1,342	1,258	7%
Services and other	293	261	12%
Total net revenue	$1,635	$1,519	8%

Net revenue of $1,635 million for the three months ended January 31, 2012 increased 8 percent from the same period last year.  Revenue from life sciences products in pharmaceutical markets increased strongly and demand within the academic and government markets also increased when compared to the same period last year. Revenue from all end-markets grew across the chemical analysis business for the three months ended January 31, 2012 when compared to the same period last year.  Within electronic measurement, revenue from general purpose end-markets improved overall, but there was weakness in the computer and semiconductor markets in the three months ended January 31, 2012 when compared to the same period last year. Also within electronic measurement, we saw a decline in the communications test businesses in the three months ended January 31, 2012 when compared to the same period last year with decreases in investments by our customers in wireless infrastructure and components.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 12 percent in the three months ended January 31, 2012 as compared to the same period in 2011.  The service and other revenue growth is higher than product revenue growth due to a portion of the revenue being driven more by the previously installed base than current period product sales.

Operating Results

	Three Months Ended January 31,		2012 over
	2012	2011	2011
Total gross margin	53.5%	53.8%	—	ppt
Operating margin	16.6%	13.9%	3	ppts

(in millions)
Research and development	$162	$159	2%
Selling, general and administrative	$441	$446	(1)%

Total gross margins for the three months ended January 31, 2012 were flat compared to the same period last year. Operating margins have increased 3 percentage points for the three months ended January 31, 2012 compared to the same period last year. The increase in operating margin is due to higher revenue and a reduction in variable and incentive pay.

Research and development expenses increased 2 percent for the three months ended January 31, 2012 compared to the same period last year. Increased expenditures, compared to the same period last year, were mostly due to wage increases offset by a decrease in variable and incentive pay. We remain committed to invest about 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 1 percent for the three months ended January 31, 2012 compared to the same period last year. Decreased expenditures were due to lower variable and incentive pay offset by higher wages and higher commissions.

At January 31, 2012, our headcount was approximately 18,700 as compared to approximately 18,400 at January 31, 2011.

Provision for Income Taxes

For the three months ended January 31, 2012, we recorded an income tax provision of $26 million compared to an income tax provision of $5 million in the same period last year. The income tax provision for the three months ended January 31, 2012 includes a net discrete tax expense of $4 million.  The income tax provision for the three months ended January 31, 2011 includes net discrete tax benefits of $15 million. The net discrete benefits relate primarily to a tax settlement with a foreign tax authority.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of January 31, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal.  We currently have a valuation allowance of $349 million of which $287 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

At January 31, 2012, our estimate of the annual effective tax rate including discrete items was 9 percent. The effective income tax rate including discrete items, for the three months ended January 31, 2012 was 10 percent. The company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 — 2007.  Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics industries. Agilent has three primary businesses focused on the life sciences market, the chemical analysis market and the electronic measurement market.

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; liquid chromatography (“LC”) systems, columns and components; liquid chromatography mass spectrometry (“LCMS”) systems; capillary electrophoresis systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (“NMR”) and Magnetic Resonance Imaging (“MRI”) systems along with X-Ray crystallography, and services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended January 31,		2012 over
	2012	2011	2011
	(in millions)
Orders	$463	$442	5%
Net revenue	$461	$404	14%

Life sciences orders for the three months ended January 31, 2012 increased 5 percent when compared to the same period last year.  Order results were led by strength in the LCMS, automation, informatics, and services portfolios.  We saw solid performance in key products, such as our BioCel automation systems, OpenLAB software suite, and SureSelect Complete.  Geographically, orders grew 4 percent in the Americas, 3 percent in Europe, 37 percent in Japan, and were relatively flat in other Asia Pacific for the three months ended January 31, 2012 when compared to the same period last year.  Demand was moderated by government spending restrictions and cautious behavior in response to regional economic conditions.

Life sciences revenues for the three months ended January 31, 2012 increased 14 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2012 had a favorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year.  Revenue growth in the three months ended January 31, 2012 was led by the LC, LCMS, NMR and MRI systems, and services portfolios.  Revenue performance in the LCMS business this quarter was outstanding, driven by strong shipments of both our high end 6400 Series Triple Quadrupole (QQQ) and 6500 Series Quadrupole Time-of-Flight (Q-TOF) mass spectrometry systems.  Geographically, revenues grew 18 percent in the Americas, 9 percent in Europe, 19 percent in Japan, and 15 percent in other Asia Pacific for the three months ended January 31, 2012 when compared to the same period last year.

We saw growth in the pharmaceutical and biotech, food, as well as other applied markets including petrochemical and environmental.  Despite budget restrictions in most large pharmaceutical companies, technology refresh programs continue to drive traditional replacement business to move to the latest technologies.  Academic and government demand has stabilized as the business in this market delivered moderate growth.  The petrochemical and food safety applied markets remain strong across geographies.

Looking forward, we expect reasonable momentum in our markets to drive further demand in our instruments and application solutions.  The life sciences business also remains focused on expanding our application portfolio.  The acquisition of Halo Genomics further expands our SureSelect portfolio with library preparation-free target enrichment in less than a day, securing our participation in the expanding desktop sequencing market.  The acquisition of BioSystem Development features an innovative and versatile microchromatography technology that can help Agilent expand its capabilities as a sample-prep provider for the life sciences market.  Aside from these new acquisitions, we will also focus on investments related to emerging countries and markets.

In addition, our strategic focus is to complete the successful integration of the Varian expanded life sciences product portfolio, especially the Research Products division.  Successful system integration to date has enabled better coordination and production planning across multiple factories.  Increased sales growth, profitability improvement, and factory manufacturing consolidation remain as our current objectives.

Operating Results

	Three Months Ended January 31,		2012 over
	2012	2011	2011
Gross margin	52.6%	53.3%	(1	)ppt
Operating margin	14.3%	11.8%	2	ppts

(in millions)
Research and development	$44	$42	5%
Selling, general and administrative	$132	$125	6%

Gross margins for products and services for the three months ended January 31, 2012 decreased 1 percentage point compared to the same period last year.  The change was mostly due to change in product mix and higher logistics costs.

Research and development expenses for the three months ended January 31, 2012 increased 5 percent compared to the same period last year.  The increase was due to R&D investments related to future products and technologies.  Selling, general and administrative expenses for the three months ended January 31, 2012 increased 6 percent compared to the same period last year.  The increase was due to higher commissions and investments in sales channel coverage with a focus on emerging markets.

Operating margins for products and services for the three months ended January 31, 2012 increased 2 percentage points compared to the same period last year.  The increase was due to favorable gross profit from higher revenue, along with limited growth in discretionary expenses.

Income from Operations

Income from operations for the three months ended January 31, 2012 increased $18 million on a corresponding revenue increase of $57 million.  The resultant year-over-year operating margin incremental was 31 percent. Operating margin incremental is measured by the increase in income from operations compared to prior period divided by the increase in revenue compared to the prior period.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography (“GC”) systems, columns and components; gas chromatography mass spectrometry (“GC-MS”) systems; inductively coupled plasma mass spectrometry (“ICP-MS”) instruments; atomic absorption (“AA”) instruments; inductively coupled plasma optical emission spectrometry (“ICP-OES”) instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Orders and Net Revenue

	Three Months Ended
	January 31,		2012 over
	2012	2011	2011
	(in millions)
Orders	$403	$388	4%
Net revenue	$396	$349	14%

Chemical analysis orders for the three months ended January 31, 2012 increased 4 percent when compared to the same period last year.  Order results were led by strength in services, consumables, and mass spectrometry instruments (GC-MS, ICP-MS).  Growth in service plan contracts and multi-vendor business drove strong growth in the services and support business.   Consumables showed strong growth in GC columns and sample prep.  Within the GC-MS family of products, we saw strength in single-quad instruments across all end markets; the newly introduced GC-MS Q-TOF, targeted to address high-end application requirements, has received strong customer interest.

Geographically, orders grew 9 percent in the Americas, declined 2 percent in Europe, grew 4 percent in Japan, and grew 5 percent in other Asia Pacific for the three months ended January 31, 2012 when compared to the same period last year.  In the Americas, the replacement market continues to be strong, while weakness in the government and academic sector is being offset by higher demand in the private sector.  Western Europe continues to face budget constraints, while Asia Pacific managed solid growth despite a comparison to the prior year’s surge of orders related to new infant formula regulations in China.

Chemical analysis revenues for the three months ended January 31, 2012 increased 14 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2012 had a favorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year.  Revenue growth in the three months ended January 31, 2012 was led by the spectroscopy, consumables, and services portfolios.  GC revenue performance was also solid despite a comparison due to last year’s infant formula testing orders in China.  We saw outstanding revenue growth in our spectroscopy offerings, especially our 7700 series ICP-MS instruments.  Geographically, revenues grew 15 percent in the Americas, 4 percent in Europe, 23 percent in Japan, and 21 percent in other Asia Pacific for the three months ended January 31, 2012 when compared to the same period last year.

Growth in core end markets continues.  The energy, chemical, food, and environmental markets remain strong.  There was strong growth in the petrochemical market with particular strength in materials and mining, fueled by spectroscopy instrument sales.    We saw solid growth in the food market despite a comparison to the prior year’s surge in revenue from new infant formula regulations in China.   Also, globalization of the food supply generates business risk for food producers, and our instruments help mitigate that risk.  New food safety laws in the United States, India, and China are increasing demand for chemical measurement, leading to instrument purchases in all product categories.  In the environmental market, worldwide demand for safe drinking water continues to create growth in high-end mass spectrometry offerings such as GC-MS and ICP-MS instruments, consumables, and services.

Looking forward, we plan on continuing to expand our core products and applications.  Our newly introduced instruments have gained traction in the market, and we will continue to invest in research and development.  We will also seek to expand our position in developing countries and emerging markets.  In addition, we look to complete the successful integration of Varian.  We are focusing on improvements in profitability of the Varian portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended
	January 31,		2012 over
	2012	2011	2011
Gross margin	51.7%	51.1%	1	ppt
Operating margin	22.2%	18.7%	4	ppts

(in millions)
Research and development	$23	$23	—%
Selling, general and administrative	$94	$90	4%

Gross margins for products and services for the three months ended January 31, 2012 increased 1 percentage point compared to the same period last year.  The change was due to favorable volume and product margin improvements, partially offset by unfavorable product mix and higher wages.

Research and development expenses for the three months ended January 31, 2012 remained relatively flat when compared to the same period last year, as we continue to make investments in product R&D.  Selling, general and administrative expenses for the three months ended January 31, 2012 increased 4 percent compared to the same period last year.  The increase was due to higher commissions and wages.

Operating margins for products and services for the three months ended January 31, 2012 increased 4 percentage points compared to the same period last year.  The increase was due to favorable gross profit from higher revenue, along with limited growth in discretionary expenses.

Income from Operations

Income from operations for the three months ended January 31, 2012 increased $23 million on a corresponding revenue increase of $47 million.  The resultant year-over-year operating margin incremental was 48 percent.

Electronic Measurement

Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and microscopy products. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle.

Orders and Net Revenue

	Three Months Ended January 31,		2012 over
	2012	2011	2011
	(in millions)
Orders	$757	$797	(5)%
Net revenue	$778	$771	1%

Electronic measurement orders for the three months ended January 31, 2012, decreased 5 percent when compared to the same period last year.  Foreign currency movements had a favorable impact of 1 percentage point year-over-year.  Key contributors to the year-over-year decline included lower wireless infrastructure, component, and semiconductor manufacturing investment, partially offset by stronger wireless R&D and improving direct United States government business.  On a geographical basis, the order decline for the three months ended January 31, 2012, was primarily driven by Asia Pacific excluding Japan, which decreased 15 percent year-over-year due to lower semiconductor and wireless manufacturing investment.  Orders also declined in Europe by 6 percent year-over-year but increased in the Americas by 5 percent and in Japan by 1 percent compared to the same period last year.

Electronic measurement revenues for the three months ended January 31, 2012, increased 1 percent when compared to the same period last year due to the favorable impact of foreign currency movements.  Growth in general purpose test was offset by a decline in the communications test business. Regionally, revenue growth in Japan of 11 percent, other Asia Pacific of 8 percent, and Europe of 1 percent was offset by a decline in the Americas of 8 percent.  The decline in the Americas reflected improvement in aerospace and defense but was more than offset by weaker communications and industrial demand.

General purpose test, representing approximately 66 percent of electronic measurement revenues, reflected solid growth in aerospace and defense and industrial applications partially offset by a decline in computers and semiconductor related demand.  Growth in aerospace and defense reflected solid demand in Europe and improved United States government business relative to the same period last year when spending was adversely impacted by funding uncertainty for the Department of Defense.  Growth for industrial and other general purpose test applications continued, reflecting relatively stable overall economic conditions.  The computers and semiconductor business declined year-over-year due to reduced investment levels in manufacturing capacity expansion.

Communications test, representing approximately 34 percent of electronic measurement revenues, declined across most product categories compared to the same period last year.  A more cautious spending environment drove lower wireless R&D investment though industry fundamentals remain intact, with continued interest in high data rate applications, including long-term evolution (LTE), that will drive demand across the value chain, including chipsets, modules, devices, and infrastructure.  Wireless manufacturing related demand was lower compared to last year reflecting reduced investment in production capacity across the value chain, particularly network equipment manufacturers and component suppliers.  Demand for broadband communications R&D moderated with a more cautious spending environment.

Looking forward, we expect modest growth rates partly due to comparisons to strong 2011 results and a cautious outlook for communications test.  Aerospace and defense demand is expected to be stable since budgets are now established for the United States Department of Defense.  Growth rates for the Industrial test market are expected to moderate while computers and semiconductor related demand is expected to improve later in the year, driven by technology related investment and a modest improvement in manufacturing.

Operating Results

	Three Months Ended
	January 31,		2012 over
	2012	2011	2011
Gross margin	57.8%	58.1%	—	ppt
Operating margin	20.6%	20.3%	—	ppt

(in millions)
Research and development	$94	$94	—%
Selling, general and administrative	$196	$198	(2)%

Gross margins for products and services for the three months ended January 31, 2012, remained flat when compared to the same period last year.  Reduced variable and incentive pay was offset by unfavorable mix and lower margin wireless business.

Research and development expenses for the three months ended January 31, 2012, remained flat when compared to the same period last year.  Lower variable and incentive pay was offset by wage increases.

Selling, general and administrative expenses for the three months ended January 31, 2012, decreased 2 percent compared to the same period last year.  The decline reflected lower variable and incentive pay and reduced infrastructure costs partly offset by wage increases and the unfavorable impact of currency movements.

Operating margins for products and services for the three months ended January 31, 2012, remained flat when compared to the same period last year reflecting minimal year-over-year changes in revenues, gross margin, and operating expenses.

Income from Operations

Income from operations for the three months ended January 31, 2012, increased $4 million on a corresponding revenue increase of $7 million.  The resultant year-over-year operating margin incremental of 58 percent is expected to moderate going forward as compares are made against stronger prior period results.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2012 consisted of cash and cash equivalents of $3,662 million as compared to $3,527 million as of October 31, 2011.

As of January 31, 2012, approximately $3.3 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent accrues for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for the foreseeable future, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $150 million for the three months ended January 31, 2012 compared to cash provided of $120 million for the same period in 2011. In the first quarter of 2012, we paid approximately $111 million under our variable and incentive pay programs, as compared to $95 million paid out during the same period of 2011. We paid approximately $44 million and $22 million in taxes in the three months ended January 31, 2012 and 2011, respectively.

In the three months ended January 31, 2012, accounts receivable provided cash of $35 million compared to cash provided of $13 million for the same period in 2011.  Revenue increased by approximately 8 percent in the three months ended January 31, 2012 as compared to the same period in 2011. Days’ sales outstanding decreased to 45 days as of January 31, 2012 from 51 days a year ago. Accounts payable used cash of $42 million for the three months ended January 31, 2012 compared to cash used of $56 million in the same period in 2011. Cash used for inventory was $46 million for the three months ended January 31, 2012 compared to cash used of $85 million for the same period in 2011. Inventory day’s on-hand increased to 111 days as of January 31, 2012 compared to 102 days as of the end of the same period last year.

We contributed approximately $12 million to our defined benefit plans in the first three months of 2012 compared to $16 million in the same period of 2011. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $70 million to our defined benefit plans during the remainder of 2012.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities was $23 million for the three months ended January 31, 2012 as compared to net cash provided by investing activities of $1,500 million for the same period of 2011 which was due to change in restricted cash and cash equivalent of $1,533 million for the three months ended January 31, 2011. Investments in property, plant and equipment were $46 million for the three months ended January 31, 2012 compared to $38 million in the same period of 2011. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $188 million for 2011. We terminated a lease agreement and received $80 million from a lease receivable in the three months ended January 31, 2012. In the three months ended January 31, 2012, there were $55 million of business acquisitions and intangible assets, net of cash acquired. In the three months ended January 31, 2011 there were no investments in business acquisitions and intangible assets.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2012 was $8 million compared to cash used of $1,634 million for the same period of 2011 which includes cash used of $1,500 million for the settlement of the World Trade obligation.

Treasury stock repurchases

For the three months ended January 31, 2012 and 2011, we repurchased 1 million shares for $34 million and 6 million shares for $270 million, respectively.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2012 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2012.

Short-term debt and Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three  months ended January 31, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Other

There were no substantial changes from our 2011 Annual Report on Form 10-K to our contractual commitments in the first three months of 2012. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $360 million and $356 million of taxes payable as of January 31, 2012 and October 31, 2011, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues were generated in U.S. dollars during the first quarter of 2012 and 2011.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2012, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. As of January 31, 2012 we held interest rate swaps with an aggregate notional amount of $250 million associated with our 2012 senior notes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2012, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action, Kassin v. Agilent Technologies, Inc., et al., Civil Action No. 01-CV-10639, was filed in United States District Court for the Southern District of New York (the “Court”) against certain investment bank underwriters for our initial public offering (“IPO”), Agilent and various of our officers and directors at the time of the IPO. In 2003, the Court granted Agilent’s motion to dismiss the claims against Agilent based on Section 10 of the Securities Exchange Act, but denied Agilent’s motion to dismiss the claims based on Section 11 of the Securities Act. In June 2004, papers formalizing a settlement among the plaintiffs, Agilent and more than 200 other issuer defendants and insurers were presented to the Court. Under the proposed settlement, plaintiffs’ claims against Agilent and its directors and officers would be released, in exchange for a contingent payment (which, if made, would be paid by Agilent’s insurer) and an assignment of certain potential claims. However, class certification of plaintiffs’ underlying action against the underwriter defendants was a condition of the settlement. In December 2006, the Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the Court’s order certifying such a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs. In January 2007, plaintiffs filed a petition for rehearing to the full bench of the Second Circuit. In April 2007, the Second Circuit issued an order denying rehearing but noted that plaintiffs are free to “seek certification of a more modest class.” In June 2007, the Court entered an order terminating the proposed settlement between plaintiffs and the issuer defendants based on a stipulation among the parties. Plaintiffs have amended their allegations and filed amended complaints in six “test cases” (none of which involve Agilent). Defendants in these cases have moved to dismiss the amended complaints. In March 2008, the Court denied the defendants’ motion to dismiss. The parties have again reached a global settlement of the litigation and filed a motion for preliminary approval of the settlement in April 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to Agilent, and Agilent would bear no financial liability. Agilent, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement. Four objectors appealed the Court’s order to the Second Circuit. Of the four objectors, two withdrew their respective appeals. Of the remaining two appeals, the Second Circuit dismissed one and remanded the other to the Court for a determination of whether this objector is a proper member of the plaintiff class. The Court found this objector was not a proper class member, but the objector appealed that decision to the Second Circuit. Subsequently, the objector agreed to withdraw his appeal and the Second Circuit ordered the withdrawal on January 13, 2012.  The case is therefore finished.  Accordingly, the approved settlement is now final, and Agilent considers the entire matter resolved.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. For example, we experienced weakness in almost all sectors during 2009 due to declines in market activity caused largely by the continued global economic downturn. The broader semiconductor market is one of the drivers for our electronic measurement business, and therefore, a decrease in the semiconductor market could harm our electronic measurement business. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

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

•                  manufacture and deliver our products in sufficient volumes and on time;

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

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing opportunities. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology (“IT”) and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

If we are unable to successfully manage the consolidation and streamlining of our manufacturing operations, we may not achieve desired efficiencies and our ability to deliver products to our customers could be disrupted.

Although we utilize manufacturing facilities throughout the world, we have been consolidating, and may continue to consolidate, our manufacturing operations to certain of our plants to achieve efficiencies and gross margin improvements. Additionally, we typically consolidate the production of products from our acquisitions, including the Varian acquisition, into our supply chain and manufacturing processes, which are technically complex and require expertise to operate. If we are unable to establish processes to efficiently and effectively produce high quality products in the consolidated locations, we may not achieve the anticipated synergies and production may be disrupted, which could adversely affect our business and operating results.

Failure to adjust our purchases due to changing market conditions or failure to estimate our customers’ demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we could be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are very competitive within the regions that we operate. However, in some geographic areas in which we recruit, intense competition for certain highly technical specialties exist, and it may become more difficult to retain our key employees.

If we do not achieve the contemplated benefits or synergies of our acquisition of Varian, Inc., our business and financial condition may be materially impaired.

We may not achieve the expected benefits or synergies from our acquisition of Varian. The integration of two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks. The use of cash resources and increased capital expenditures on integration and implementation activities could exceed our current expectations, which would offset any anticipated savings and other synergies resulting from the Varian acquisition. Additionally, we anticipate consolidating and integrating the production of Varian products into our supply chain; if we are unable to accomplish manufacturing synergies, our operating margins could suffer. Also, if we are unable to update the Varian products or introduce new products, services and enhancements, we may not realize our return on invested capital targets when expected, or at all. As a result of these risks, the Varian acquisition may not contribute to our earnings as expected, we may not achieve expected cost synergies, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we closed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we announced our acquisitions of Accelicon Technologies, BioSystem Development LLC and Halo Genomics AB. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions, including the Varian acquisition, and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in January 2012, Roche announced a tender offer for the common stock of Illumina; in June 2011, Danaher Corporation completed its acquisition of Beckman Coulter, Inc.; and in August 2011, Thermo Fisher Scientific completed its acquisition of Phadia. Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Our success depends in large part on our proprietary technology, including technology we obtained through acquisitions, including Varian. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our operating results.

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

Although the cash generated in the United States from our operations covers our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the satisfaction of our ongoing debt obligations, including our senior notes coming due in September 2012, the repurchases of our stock, our declared dividends and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

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

As of January 31, 2012, we had cash and cash equivalents of approximately $3.66 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2012.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2011 through Nov. 30, 2011	—	—	—	NA
Dec. 1, 2011 through Dec. 31, 2011	1,000,000	$33.72	1,000,000	NA
Jan. 1, 2012 through Jan. 31, 2012	—	—	—	NA
Total	1,000,000	$33.72	1,000,000	NA

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

ITEM 6.  EXHIBITS

(a) Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 42 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2012	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 9.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document