Form 10-Q
period 2012-04-30
AGILENT TECHNOLOGIES INC
filed 2012-06-04
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2012
COMMON STOCK, $0.01 PAR VALUE	347,500,865 SHARES

AGILENT TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net revenue:
Products	$1,435	$1,389	$2,777	$2,647
Services and other	298	288	591	549
Total net revenue	1,733	1,677	3,368	3,196
Costs and expenses:
Cost of products	650	622	1,251	1,179
Cost of services and other	165	155	325	301
Total costs	815	777	1,576	1,480
Research and development	166	165	328	324
Selling, general and administrative	452	469	893	915
Total costs and expenses	1,433	1,411	2,797	2,719
Income from operations	300	266	571	477
Interest income	2	3	5	7
Interest expense	(25)	(20)	(51)	(43)
Other income (expense), net	16	11	24	17
Income before taxes	293	260	549	458
Provision for income taxes	38	60	64	65
Net income	$255	$200	$485	$393

Net income per share:
Basic	$0.73	$0.58	$1.39	$1.13
Diluted	$0.72	$0.56	$1.37	$1.11

Weighted average shares used in computing net income per share:
Basic	348	347	348	347
Diluted	354	355	353	355

Cash dividends declared per common share	$—	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except par value and share amounts)

(Unaudited)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,896	$3,527
Accounts receivable, net	909	860
Inventory	947	898
Other current assets	258	284
Total current assets	6,010	5,569
Property, plant and equipment, net	996	1,006
Goodwill	1,597	1,567
Other intangible assets, net	394	429
Long-term investments	111	117
Other assets	305	369
Total assets	$9,413	$9,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$457	$472
Employee compensation and benefits	396	424
Deferred revenue	423	389
Short-term debt	251	253
Other accrued liabilities	308	299
Total current liabilities	1,835	1,837
Long-term debt	1,926	1,932
Retirement and post-retirement benefits	281	329
Other long-term liabilities	646	643
Total liabilities	4,688	4,741
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 594 million shares at April 30, 2012 and 591 million shares at October 31, 2011, issued	6	6
Treasury stock at cost; 246 million shares at April 30, 2012 and 244 million shares at October 31, 2011	(8,612)	(8,535)
Additional paid-in-capital	8,354	8,265
Retained earnings	4,906	4,456
Accumulated other comprehensive income	68	116
Total stockholder’s equity	4,722	4,308
Non-controlling interest	3	8
Total equity	4,725	4,316
Total liabilities and equity	$9,413	$9,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$485	$393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	123	127
Share-based compensation	43	44
Deferred taxes	(4)	38
Excess and obsolete inventory and inventory-related charges	13	13
Other non-cash expenses, net	2	5
Changes in assets and liabilities:
Accounts receivable	(63)	(26)
Inventory	(64)	(139)
Accounts payable	(6)	(19)
Employee compensation and benefits	(23)	14
Other assets and liabilities	(3)	48
Net cash provided by operating activities	503	498
Cash flows from investing activities:
Investments in property, plant and equipment	(83)	(89)
Proceeds from lease receivable	80	—
Proceeds from sale of investments	5	14
Purchase of non-controlling interest	(6)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(76)	(96)
Change in restricted cash and cash equivalents, net	—	1,545
Net cash provided by (used in) investing activities	(80)	1,374
Cash flows from financing activities:
Issuance of common stock under employee stock plans	61	204
Payment of dividend	(35)	—
Repayment of debt	—	(1,500)
Treasury stock repurchases	(78)	(270)
Net cash used in financing activities	(52)	(1,566)

Effect of exchange rate movements	(2)	20

Net increase in cash and cash equivalents	369	326

Cash and cash equivalents at beginning of period	3,527	2,649
Cash and cash equivalents at end of period	$3,896	$2,975

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2012 and 2011 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2011 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2012 and October 31, 2011, condensed consolidated statement of operations for the three and six months ended April 30, 2012 and 2011, and condensed consolidated statement of cash flows for the six months ended April 30, 2012 and 2011.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable,  accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt, calculated from quoted prices which are Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the balance sheet carrying value by approximately $2 million and $190 million, respectively as of April 30, 2012. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. Accordingly, Agilent has three reporting units, which are the same as our operating segments: life sciences, chemical analysis and electronic measurement. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement was greater than their respective carrying values. There was no impairment of goodwill during the three and six months ended April 30, 2012 and 2011.

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

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted the guidance as of February 1, 2012 and there was no material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to make presentational changes to our consolidated financial statements upon adoption of this guidance. Given that this guidance impacts financial statement presentation requirements only its adoption will not have a material impact on our consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(in millions)
Cost of products and services	$4	$3	$10	$10
Research and development	2	2	6	6
Selling, general and administrative	12	11	29	28
Total share-based compensation expense	$18	$16	$45	$44

At April 30, 2012 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and six months ended April 30, 2012 and 2011.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Stock Option Plans:
Weighted average risk-free interest rate	1.2%	—	0.9%	1.5%
Dividend yield	1%	—	0%	0%
Weighted average volatility	38%	—	38%	35%
Expected life	5.8yrs	—	5.8 yrs	5.8yrs

LTPP:
Volatility of Agilent shares	41%	40%	41%	40%
Volatility of selected peer-company shares	17%-75%	20%-76%	17%-75%	20%-76%
Price-wise correlation with selected peers	62%	55%	62%	55%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant adjusted for expected dividend yield.  On January 17, 2012, the Company’s Board of Directors approved the initiation of quarterly cash dividends to the Company’s shareholders. The fair value of all the awards granted prior to the declaration of quarterly cash dividend was measured based on an expected dividend yield of 0%. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

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

4. PROVISION FOR INCOME TAXES

For the three and six months ended April 30, 2012, we recorded an income tax provision of $38 million and $64  million compared to an income tax provision of $60 million and $65 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2012 includes net discrete tax expense of $10 million and $14 million, respectively. The net discrete tax charges for the three months ended April 30, 2012 primarily relate to U.S. penalties and withholding taxes.  The income tax provision for the three and six months ended April 30, 2011 includes net discrete tax expense of $31 million and $16 million, respectively. The net discrete tax expense for the three months ended April 30, 2011 includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets.  The net discrete tax expense for the six months ended April 30, 2011 includes a $16 million discrete benefit relating to a tax settlement with a foreign tax authority.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates. As of April 30, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal. We currently have a valuation allowance of $338 million of which $276 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

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

5. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(in millions)
Numerator:
Net income	$255	$200	$485	$393
Denominators:
Basic weighted-average shares	348	347	348	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	6	8	5	8
Diluted weighted-average shares	354	355	353	355

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

For the three and six months ended April 30, 2012, options to purchase 6,000 shares and 862,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and six months ended April 30, 2011, no options to purchase shares were excluded from the calculation of diluted earnings per share.

6. INVENTORY

	April 30, 2012	October 31, 2011
	(in millions)
Finished goods	$466	$452
Purchased parts and fabricated assemblies	481	446
Inventory	$947	$898

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2012:

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2011	$367	$765	$435	$1,567
Foreign currency translation impact	(4)	(9)	(10)	(23)
Goodwill arising from acquisitions	35	1	17	53
Goodwill as of April 30, 2012	$398	$757	$442	$1,597

The components of other intangibles as of April 30, 2012 and October 31, 2011 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2011:
Purchased technology	$510	$246	$264
Backlog	12	12	—
Trademark/Tradename	40	20	20
Customer relationships	249	114	135
Total amortizable intangible assets	811	392	419
In-Process R&D	10	—	10
Total	$821	$392	$429
As of April 30, 2012:
Purchased technology	526	$280	$246
Backlog	14	13	1
Trademark/Tradename	40	22	18
Customer relationships	248	130	118
Total amortizable intangible assets	828	445	383
In-Process R&D	11	—	11
Total	$839	$445	$394

During the three and six months ended April 30, 2012, we recorded additions to goodwill of $14 million and $53 million, respectively, related to the purchase of six businesses. During the three and six months ended April 30, 2011, we recorded additions to goodwill of $64 million. During the three and six months ended April 30, 2012, we recorded additions to other intangible assets of $8 million and $24 million, respectively, related to the purchase of six businesses during the year. During the three and six months ended April 30, 2011, we recorded additions to other intangible assets of $42 million. During the six months ended April 30, 2012, we also reduced intangible assets by $6 million due to the impact of foreign exchange translation. Amortization of intangible assets was $26 million and $53 million for the three and six months ended April 30, 2012, respectively.  Amortization and impairments of intangible assets was $31 million and $59 million for the three and six months ended April 30, 2011, respectively. Future amortization expense related to existing purchased intangible assets is estimated to be $47 million for the remainder of 2012, $84 million for 2013, $73 million for 2014, $59 million for 2015, $51 million for 2016, $36 million for 2017, and $44 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 were as follows:

		Fair Value Measurement at April 30, 2012 Using
	April 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,791	$2,791	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	17	—	17	—
Long-term
Trading securities	49	49	—	—
Total assets measured at fair value	$2,857	$2,840	$17	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—
Long-term
Deferred compensation liability	47	—	47	—
Total liabilities measured at fair value	$54	$—	$54	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 were as follows:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,972	$1,972	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	37	—	37	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	3	3	—	—
Total assets measured at fair value	$2,061	$2,024	$37	$—

Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Impairment of Investments. There were no impairments for investments for the three and six months ended April 30, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and six months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in millions)
Long-lived assets held and used	$—	$4	$—	$4
Long-lived assets held for sale	—	1	—	1

There were no impairments of long-lived assets for the three and six months ended April 30, 2012. For the three and six months ended April 30, 2011, long-lived assets held and used with a carrying value of $4 million were written down to their fair value of zero. For the three and six months ended April 30, 2011, long-lived assets held for sale with a carrying value of $4 million were written down to their fair value of $3 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of April 30, 2012, there were four interest rate swap contracts designated as fair value hedges associated with our 2012 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $250 million.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The amount to be amortized at April 30, 2012 was $29 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The amount to be amortized at April 30, 2012 was $22 million. On Aug 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The amount to be amortized at April 30, 2012 was $30 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2012, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2012.

There were 152 foreign exchange forward contracts and 11 foreign exchange option contracts open as of April 30, 2012 and designated as cash flow hedges. There were 161 foreign exchange forward contracts open as of April 30, 2012 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of April 30, 2012 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(74)	$—	$183
British Pound	—	—	110
Canadian Dollar	(36)	—	—
Australian Dollars	38	—	44
Malaysian Ringgit	118	—	2
Japanese Yen	(59)	(126)	104
Other	(4)	—	(21)
Totals	$(17)	$(126)	$422

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2012 and October 31, 2011 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2012	October 31, 2011	Balance Sheet Location	April 30, 2012	October 31, 2011
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$1	$3	Other accrued liabilities	$—	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	$10	$7	Other accrued liabilities	$4	$3
	$11	$10		$4	$3
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$27	Other accrued liabilities	$3	$8
Total derivatives	$17	$37		$7	$11

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$16	$—	$(28)
Gain (loss) on hedged item, recognized in interest expense	$1	$(8)	$2	$44
Cash Flow Hedges
Gain (loss) recognized in accumulated other comprehensive income	$—	$—	$6	$(2)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$4	$(1)	$5	$(2)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$6	$24	$(10)	$28

The estimated net amount of existing gain at April 30, 2012 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $5 million.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2012 and 2011, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost—benefits earned during the period	$10	$11	$8	$8	$1	$1
Interest cost on benefit obligation	7	7	19	18	4	6
Expected return on plan assets	(11)	(11)	(23)	(23)	(5)	(5)
Amortization and deferrals:
Actuarial losses	1	1	10	9	4	3
Prior service cost	(3)	(3)	—	—	(9)	(5)
Total net plan costs	$4	$5	$14	$12	$(5)	$—

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost—benefits earned during the period	$20	$21	$16	$16	$2	$2
Interest cost on benefit obligation	14	14	37	35	8	13
Expected return on plan assets	(23)	(22)	(46)	(46)	(10)	(10)
Amortization and deferrals:
Actuarial losses	3	2	21	19	8	7
Prior service cost	(6)	(6)		—	(18)	(9)
Total net plan costs	$8	$9	$28	$24	$(10)	$3

We contributed approximately $30 million to our U.S. defined benefit plans and $11 million to our non-U.S. defined benefit plans during the three months ended April 30, 2012 and $30 million and $23 million, respectively, for the six months ended April 30, 2012.  We contributed approximately $30 million to our U.S. defined benefit plans and $21 million to our non-U.S. defined benefit plans during the three months ended April 30, 2011 and $33 million and $34 million, respectively, for the six months ended April 30, 2011. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2012 and expect to contribute $29 million to our non-U.S. defined benefit plans during the remainder of 2012.

11. WARRANTIES AND CONTINGENCIES

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended April 30,
	2012	2011
	(in millions)
Beginning balance as of November 1	$50	$45
Accruals for warranties issued during the period	33	33
Changes in estimates	10	3
Settlements made during the period	(37)	(32)
Ending balance as of April 30	$56	$49

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

12. SHORT-TERM DEBT

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2012 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2012.

2012 Senior Notes

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes maturing on September 14, 2012 (“2012 senior notes”). There have been no changes to the principal, maturity, interest rates and interest payment terms of the 2012 senior notes in the three and six months ended April 30, 2012 as compared to the 2012 senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points with respect to the 2012 senior notes. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At April 30, 2012, the fair value of the swaps on 2012 senior notes was an asset of $1 million, with a corresponding increase in the carrying value of senior notes.

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $2 million in connection with the 2012 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	April 30, 2012			October 31, 2011
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2013 Senior Notes	$250	$—	$250	$250	$—	$250
2015 Senior Notes	499	22	521	499	24	523
2017 Senior Notes	598	29	627	598	31	629
2020 Senior Notes	498	30	528	498	32	530
Total	$1,845	$81	$1,926	$1,845	$87	$1,932

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and six months ended April 30, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2012 and October 31, 2011 are detailed above.

The company incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $3 million in connection with the 2015 senior notes and incurred $5 million in connection with 2013 and 2020 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 19, 2009 our board of directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the three and six months ended April 30, 2012, we repurchased 1 million shares for $44 million and 2 million shares for $78 million, respectively. For the three months ended April 30, 2011, we did not repurchase any shares and for the six months ended April 30, 2011, we repurchased 6 million shares for $270 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

On April 25, 2012 we paid $35 million of dividends previously declared on January 17, 2012. On May 16, 2012, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $35 million which will be paid on July 25, 2012 to shareholders of record as of close of business on July 3, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Comprehensive Income

The following table presents the components of comprehensive income, net of deferred tax expense (benefit):

	Three Months Ended April 30,
	2012	2011
	(in millions)
Net income	$255	$200
Other comprehensive income:
Change in unrealized gain on investments	—	(5)
Change in unrealized gain and loss on derivative instruments	—	—
Reclassification of (gains) and losses into earnings related to derivative instruments, net of $(1) and zero of tax	(3)	1
Foreign currency translation	(19)	135
Change in deferred net defined benefit pension cost and post retirement plan costs:
Net gain, net of $3 and $4 of tax	15	4
Prior service (loss) and gain	(12)	206
Comprehensive income	$236	$541

	Six Months Ended April 30,
	2012	2011
	(in millions)
Net income	$485	$393
Other comprehensive income:
Change in unrealized gain on investments, net of $(8) and zero of tax	6	(5)
Change in unrealized gain and loss on derivative instruments	6	(2)
Reclassification of (gains) and losses into earnings related to derivative instruments, net of $1 and zero of tax	(6)	2
Foreign currency translation	(58)	156
Change in deferred net defined benefit pension cost and post retirement plan costs:
Net gain, net of $6 and $7 of tax	28	16
Prior service (loss) and gain	(24)	199
Comprehensive income	$437	$759

15. SEGMENT INFORMATION

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

A description of our three reportable segments is as follows:

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; capillary electrophoresis systems; liquid chromatography (“LC”) systems, columns and components; liquid chromatography mass spectrometry (“LCMS”) systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (“NMR”) and Magnetic Resonance Imaging (“MRI”) systems along with X-Ray crystallography, and services and support for the aforementioned products.

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography (“GC”) systems, columns and components; gas chromatography mass spectrometry (“GC-MS”) systems; inductively coupled plasma mass spectrometry (“ICP-MS”) instruments; atomic absorption (“AA”) instruments; inductively coupled plasma optical emission spectrometry (“ICP-OES”) instruments; microwave plasma-atomic emission spectroscopy (“MPAES”); Fourier transform infrared (“FTIR”) instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

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

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)

Three months ended April 30, 2012:
Total net revenue	$469	$388	$876	$1,733
Segment income from operations	$59	$73	$205	$337
Three months ended April 30, 2011:
Total segment revenue	$464	$381	$834	$1,679
Varian acquisition deferred revenue fair value adjustment	$(1)	$(1)	$—	$(2)
Total net revenue	$463	$380	$834	$1,677
Segment income from operations	$61	$72	$191	$324

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)

Six months ended April 30, 2012:
Total net revenue	$930	$784	$1,654	$3,368
Segment income from operations	$125	$161	$365	$651
Six months ended April 30, 2011:
Total segment revenue	$868	$730	$1,605	$3,203
Varian acquisition deferred revenue fair value adjustment	$(4)	$(3)	$—	$(7)
Total net revenue	$864	$727	$1,605	$3,196
Segment income from operations	$109	$137	$347	$593

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in millions)
Total reportable segments’ income from operations	$337	$324	$651	$593
Restructuring related costs	—	(3)	—	(5)
Transformational initiatives	(8)	(11)	(16)	(22)
Amortization of intangibles	(26)	(28)	(53)	(54)
Acquisition and integration costs	(4)	(13)	(11)	(28)
Varian acquisition related fair value adjustments	—	(3)	—	(7)
Other	1	—	—	—
Interest income	2	3	5	7
Interest expense	(25)	(20)	(51)	(43)
Other income (expense), net	16	11	24	17
Income before taxes, as reported	$293	$260	$549	$458

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of April 30, 2012	$1,826	$1,727	$2,149	$5,702
As of October 31, 2011	$1,837	$1,772	$2,156	$5,765

16. SUBSEQUENT EVENT

On May 16, 2012, Agilent, Agilent Technologies Europe B.V., a limited liability company incorporated under the laws of the Netherlands and a wholly-owned subsidiary of Agilent (“Agilent Europe”), and Delphi S.a.r.l., a Luxembourg private limited liability company that is ultimately controlled by EQT V Limited, entered into a share purchase agreement which provides for the acquisition by Agilent Europe of 100% of the issued and outstanding share capital of Dako A/S (“Dako”), a limited liability company incorporated under the laws of Denmark, for a cash enterprise value of approximately $2.2 billion, subject to a post-closing working capital and net debt adjustment. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories to raise the standards for fast and accurate diagnostic answers for cancer patients. The acquisition is subject to customary closing conditions and is scheduled to close upon receipt of approvals related to antitrust and competition laws, which is expected to occur within 60 days of signing. On May 30, 2012, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, applicable to the proposed acquisition.  Satisfaction of additional closing conditions remain pending. Agilent will utilize existing cash on hand to pay for the acquisition. To the extent that we are required to pay portions of the acquisition price in foreign currencies, Agilent has entered into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction. The net notional currency amounts and forward rates of these contracts are: Danish krona ($1.4 billion, 5.822dkk/$) and Euro ($0.3 billion, 1.276$/€). These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. Accordingly, any gains or losses resulting from movements in the underlying exchange rates will be recognized in other income (expense) in the condensed consolidated statement of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, uncertainties relating to Food and Drug Administration (“FDA”) and other regulatory approvals, the anticipated closing of our acquisition of Dako A/S, the integration of our acquisitions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed below in “Risks, Uncertainties and Other Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

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

Total orders for the three and six months ended April 30, 2012 increased 8 percent and 4 percent, respectively, compared to last year. For the three months ended April 30, 2012, life sciences orders decreased 1 percent, chemical analysis orders increased 7 percent and electronic measurement orders increased 13 percent when compared to the same period last year. For the six months ended April 30, 2012, life sciences orders increased 2 percent, chemical analysis orders increased 6 percent and electronic measurement orders increased 4 percent when compared to the same period last year.

Net revenue of $1,733 million and $3,368 million for the three and six months ended April 30, 2012, respectively, increased 3 percent and 5 percent, respectively, from the same periods last year.  Revenue growth in the life sciences business, for the three and six months ended April 30, 2012, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year. Revenue grew overall and in all of the key end-markets within the chemical analysis business for the three and six months ended April 30, 2012 when compared to the same periods last year.  Within electronic measurement, revenue from general purpose improved overall in the three and six months ended April 30, 2012 when compared to the same periods last year. Also within electronic measurement, communications test business revenues increased and were flat in the three and six months ended April 30, 2012, respectively. Within the communications test business there was strong growth in wireless manufacturing test in the three and six months ended April 30, 2012 when compared to the same periods last year.

Net income for the three and six months ended April 30, 2012 was $255 million and $485 million respectively, compared to $200 million and $393 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2012, we generated $503 million of cash from operations compared with $498 million generated in the same period last year.

On April 25, 2012 we paid $35 million of dividends previously declared on January 17, 2012. On May 16, 2012, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $35 million which will be paid on July 25, 2012 to shareholders of record as of close of business on July 3, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On May 16, 2012, Agilent, Agilent Technologies Europe B.V., a limited liability company incorporated under the laws of the Netherlands and a wholly-owned subsidiary of Agilent (“Agilent Europe”), and Delphi S.a.r.l., a Luxembourg private limited liability company that is ultimately controlled by EQT V Limited, entered into a share purchase agreement which provides for the acquisition by Agilent Europe of 100% of the issued and outstanding share capital of Dako A/S (“Dako”), a limited liability company incorporated under the laws of Denmark, for a cash enterprise value of approximately $2.2 billion, subject to a post-closing working capital and net debt adjustment. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories to raise the standards for fast and accurate diagnostic answers for cancer patients. The acquisition is subject to customary closing conditions and is scheduled to close upon receipt of approvals related to antitrust and competition laws, which is expected to occur within 60 days of signing. On May 30, 2012, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, applicable to the proposed acquisition.  Satisfaction of additional closing conditions remain pending. Agilent will utilize existing cash on hand to pay for the acquisition. To the extent that we are required to pay portions of the acquisition price in foreign currencies, Agilent has entered into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction. The net notional currency amounts and forward rates of these contracts are: Danish krona ($1.4 billion, 5.822dkk/$) and Euro ($0.3 billion, 1.276$/€). These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. Accordingly, any gains or losses resulting from movements in the underlying exchange rates will be recognized in other income (expense) in the condensed consolidated statement of operations.

Looking forward, we believe we are well positioned to navigate continued economic uncertainty. There are marketing opportunities in emerging markets and improvements to be achieved in operating performance by leveraging our design, supply chain and manufacturing capabilities. We will continue to deliver market-leading products, while we make progress in optimizing our order fulfillment operations.

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

Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our three reporting units, life sciences, chemical analysis and electronic measurement, was greater than their respective carrying values. There was no impairment of goodwill during the three and six months ended April 30, 2012 and 2011. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the analyses, there were no impairments of long-lived assets, including purchased intangible assets, for the three and six months ended April 30, 2012 and $8 million of impairments of long-lived assets, including purchased intangibles assets, for the three and six months ended April 30, 2011.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At April 30, 2012, we provided a valuation allowance for our net U.S. deferred tax assets and on certain foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$1,841	$1,703	$3,464	$3,330	8%	4%
Net revenue:
Products	$1,435	$1,389	$2,777	$2,647	3%	5%
Services and other	298	288	591	549	3%	8%
Total net revenue	$1,733	$1,677	$3,368	$3,196	3%	5%

Net revenue of $1,733 million and $3,368 million for the three and six months ended April 30, 2012, respectively, increased 3 percent and 5 percent, respectively, from the same periods last year.  Revenue growth in the life sciences business, for the three and six months ended April 30, 2012, was led by demand for products in pharmaceutical and biotechnology markets when compared to the same periods last year. Revenue grew overall and in all of the key end-markets within the chemical analysis business for the three and six months ended April 30, 2012 when compared to the same periods last year.  Within electronic measurement, revenue from general purpose improved overall in the three and six months ended April 30, 2012 when compared to the same periods last year. Also within electronic measurement, communications test business revenues increased and were flat in the three and six months ended April 30, 2012, respectively. Within the communications test business there was strong growth in wireless manufacturing test in the three and six months ended April 30, 2012 when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 3 percent and 8 percent in the three and six months ended April 30, 2012, respectively, as compared to the same periods in 2011.  The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2012	2011	2012	2011	Months		Months
Total gross margin	53.0%	53.7%	53.2%	53.7%	(1	)ppt	(1	)ppt
Operating margin	17.3%	15.9%	17.0%	14.9%	1	ppt	2	ppts

(in millions)
Research and development	$166	$165	$328	$324	1%		1%
Selling, general and administrative	$452	$469	$893	$915	(4)%		(2)%

Total gross margins for both the three and six months ended April 30, 2012 decreased 1 percentage point compared to the same periods last year. Operating margins have increased 1 percentage point and 2 percentage points for the three and six months ended April 30, 2012, respectively, compared to the same periods last year. The increase in operating margin is due to higher revenue and a reduction in operating expenses.

Research and development expenses increased 1 percent for both the three and six months ended April 30, 2012 compared to the same periods last year. Increased expenditures, compared to the same periods last year, were mostly due to higher wages offset by a decrease in variable and incentive pay. We remain committed to invest between 9 and 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 4 percent and 2 percent for the three and six months ended April 30, 2012, respectively, compared to the same periods last year. Decreased expenditures were due to lower variable and incentive pay including commissions offset by higher wages.

At April 30, 2012, our headcount was approximately 18,800 as compared to approximately 18,500 at April 30, 2011.

Provision for Income Taxes

For the three and six months ended April 30, 2012, we recorded an income tax provision of $38 million and $64 million compared to an income tax provision of $60 million and $65 million, respectively, for the same periods last year. The income tax provision for the three and six months ended April 30, 2012 includes net discrete tax expense of $10 million and $14 million, respectively.  The net discrete tax charges for the three months ended April 30, 2012 primarily relate to U.S. penalties and withholding taxes.  The income tax provision for the three and six months ended April 30, 2011 includes net discrete tax expense of $31 million and $16 million, respectively. The net discrete tax expense for the three months ended April 30, 2011 includes a $29 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets.  The net discrete tax expense for the six months ended April 30, 2011 includes a $16 million discrete benefit relating to a tax settlement with a foreign tax authority.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of April 30, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal.  We currently have a valuation allowance of $338 million of which $276 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, within the year, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed.

At April 30, 2012, our estimate of the annual effective tax rate including discrete items was 10.5 percent. The effective income tax rate including discrete items, for the three and six months ended April 30, 2012 was 13.0 percent and 11.7 percent, respectively. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate or have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

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

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: DNA and RNA microarrays and associated scanner, software, and reagents; microfluidics-based sample analysis systems; capillary electrophoresis systems; liquid chromatography (“LC”) systems, columns and components; liquid chromatography mass spectrometry (“LCMS”) systems; laboratory software and informatics systems; bio-reagents and related products; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance (“NMR”) and Magnetic Resonance Imaging (“MRI”) systems along with X-Ray crystallography, and services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$476	$479	$939	$921	(1)%	2%
Net revenue	$469	$464	$930	$868	1%	7%

Life sciences orders for the three and six months ended April 30, 2012 declined 1 percent and increased 2 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three months ended April 30, 2012 had an unfavorable currency impact of 1 percentage point on orders when compared to the same period last year, and were immaterial for the six month period ending April 30, 2012.  Order results were led by strength in the LCMS, informatics, and services portfolios.  We saw solid performance in key products, such as our OpenLAB software suite, and LCMS offerings including Triple Quadrupole (QQQ), Single Quadrupole (Quad), and Time-of-Flight (TOF) systems.  Weakness in the academic and government markets slowed our genomics business this quarter.  Geographically, orders declined 1 percent in the Americas, declined 7 percent in Europe, grew 17 percent in Japan, and grew 3 percent in other Asia Pacific for the three months ended April 30, 2012 when compared to the same period last year.  Budget freezes and cautious spending drove the results in Europe.  Orders grew 1 percent in the Americas, declined 2 percent in Europe, grew 27 percent in Japan, and grew 1 percent in other Asia Pacific for the six months ended April 30, 2012 when compared to the same period last year.  Japan continues to be strong as recovery in the region progresses, while the rest of Asia grew moderately.

Life sciences revenues for the three and six months ended April 30, 2012 increased 1 percent and 7 percent, respectively, when compared to the same periods last year.  During the three months ended April 30, 2011, revenue was positively impacted by first quarter delays in invoicing and shipment due to the integration of the former Varian businesses to Agilent’s quote to cash systems and processes.  As a result, the revenue growth rate for the three months ended April 30, 2012 was negatively affected by approximately 2 percentage points. Foreign currency movements for the three months ended April 30, 2012 had an unfavorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year, and were immaterial for the six month period ending April 30, 2012.  Revenue growth in the three months ended April 30, 2012 was led by the informatics, automation, and services portfolios, along with research products including NMR and MRI.  Growth in automation revenue was driven by strong shipments of automated workstations for next generation sequencing sample preparation.  Customer demand for services remained steady despite the soft macroeconomic environment.  Geographically, revenues declined 3 percent in the Americas, grew 1 percent in Europe, grew 10 percent in Japan, and grew 4 percent in other Asia Pacific for the three months ended April 30, 2012 when compared to the same period last year.  Revenues grew 6 percent in the Americas, 5 percent in Europe, 14 percent in Japan, and 9 percent in other Asia Pacific for the six months ended April 30, 2012 when compared to the same period last year.

For the three months ended April 30, 2012, we saw growth in the pharmaceutical and biotech end markets, as well as food testing, as we continue to see good market penetration and acceptance.  In the food market, globalization of the food supply and related food safety regulations has driven instrument demand worldwide.    Although applied markets were relatively flat from last year, industrial segment demand grew sequentially, largely in petrochemical applications.  The academia and government market contracted during this quarter and was soft across nearly all regions with investment focused particularly on transitional research.  For the six months ended April 30, 2012, we saw solid growth across all end-markets with the exception of academia and government, which was down slightly compared to the same period last year.

Looking forward, we expect reasonable momentum in our markets to drive further demand in our instruments and application solutions.  The life sciences business also remains focused on expanding our portfolio.  This quarter, we announced a number of extensions to the 1200 Infinity LC product line, including the 1200 Infinity high dynamic range diode array detector (HDR-DAD) System, the 1290 Infinity Quaternary LC System, the 1290 Infinity two dimensional LC (2D-LC) system, and the 1220 Infinity LC System with integrated diode array detector.  With these new systems, we look to expand our technology leadership in the LC market by setting new benchmarks in performance, versatility and cost-of-ownership.  The genomics business’ SureFISH product was also launched this quarter, including over 400 DNA fluorescence in situ hybridization (FISH) probes for cancer and constitutional applications.  Aside from these new products, we will also focus on investments related to emerging countries and markets.

We continue to focus on completing the integration of the Varian expanded life sciences product portfolio, particularly the Research Products business.  The integration to date has enabled better coordination and production planning across multiple factories.  Increased sales growth, profitability improvement, and manufacturing supply chain consolidation remain key strategic and operational objectives.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2012	2011	2012	2011	Months		Months
Gross margin	51.5%	52.2%	52.0%	52.7%	(1	)ppt	(1	)ppt
Operating margin	12.6%	13.2%	13.4%	12.6%	(1	)ppt	1	ppt

(in millions)
Research and development	$46	$45	$90	$87	2%		4%
Selling, general and administrative	$137	$136	$269	$261	—%		3%

Gross margins for products and services for the three and six months ended April 30, 2012 declined 1 percentage point in both periods compared to the same periods last year.  Decreases during these periods were mainly due to unfavorable product mix, which was partially offset by favorable revenue volume and lower material costs.

Research and development expenses for the three and six months ended April 30, 2012, increased 2 percent and 4 percent, respectively, compared to the same periods last year.  Increases during these periods were due to R&D investments related to future products and technologies.

Selling, general and administrative expenses for the three months ended April 30, 2012 remained flat compared to the same period last year.  Wage increases and investments in sales channel coverage were offset by lower commissions and discretionary spending.  Selling, general and administrative expenses for the six months ended April 30, 2012 increased 3 percent compared to the same period last year.  The increase was primarily due to higher wages and investments in sales channel coverage with a focus on emerging markets.

Operating margins for products and services for the three months ended April 30, 2012 decreased 1 percentage point compared to the same period last year, due to slightly higher expenses and lower gross margin performance.  Operating margins for products and services for the six months ended April 30, 2012 increased 1 percentage point compared to the same period last year.  The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth.

Income from Operations

Income from operations for the three and six months ended April 30, 2012 declined $2 million and increased $16 million, respectively, on a corresponding revenue increase of $5 million and $62 million.  The resultant year-over-year operating margin incremental was 25 percent for the six months ended April 30, 2012.  Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in chemical analysis include: gas chromatography (“GC”) systems, columns and components; gas chromatography mass spectrometry (“GC-MS”) systems; inductively coupled plasma mass spectrometry (“ICP-MS”) instruments; atomic absorption (“AA”) instruments; inductively coupled plasma optical emission spectrometry (“ICP-OES”) instruments; microwave plasma-atomic emission spectroscopy (“MPAES”); Fourier transform infrared (“FTIR”) instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$408	$380	$811	$768	7%	6%
Net revenue	$388	$381	$784	$730	2%	7%

Chemical analysis orders for the three and six months ended April 30, 2012 increased 7 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three months ended April 30, 2012 had an unfavorable currency impact of 1 percentage point on the growth in orders when compared to the same period last year, and were immaterial for the six month period ending April 30, 2012.  Order results were led by strength in GC, GC-MS, MPAES, AA, ICP-OES, and molecular spectroscopy instruments, along with services and consumables.  Analyzers continue to be an area of strength for GCs, built on our 7890 GC.  The recently introduced GC-MS Quadrupole Time-of-Flight (Q-TOF), targeted to address high-end application requirements, is showing strong initial market acceptance.  Geographically, orders grew 10 percent in the Americas, grew 2 percent in Europe, declined 2 percent in Japan, and grew 13 percent in other Asia Pacific for the three months ended April 30, 2012 when compared to the same period last year.  Growth in the Americas was boosted by excellent Brazil results.  Growth in the United States was stronger than expected, as slowdown in government spending was offset by strong demand from the private sector.  Orders grew 10 percent in the Americas, were relatively flat in Europe, grew 1 percent in Japan, and grew 8 percent in other Asia Pacific for the six months ended April 30, 2012 when compared to the same period last year.  Asia business remains solid, as we continued to see strength in our China activities despite macroeconomic concerns.

Chemical analysis revenues for the three and six months ended April 30, 2012 increased 2 percent and 7 percent, respectively, when compared to the same periods last year.  During the three months ended April 30, 2011, revenue was positively impacted by first quarter delays in invoicing and shipment due to the integration of the former Varian businesses to Agilent’s quote to cash systems and processes.  As a result, the revenue growth rate for the three months ended April 30, 2012 was negatively affected by approximately 5 percentage points. Foreign currency movements for the three months ended April 30, 2012 had an unfavorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year, and were immaterial for the six month period ending April 30, 2012.  Revenue growth in the three months ended April 30, 2012 was led by the spectroscopy, consumables, and services portfolios.  We saw strong revenue growth in our spectroscopy offerings, especially our ICP-MS, MPAES, and Cary 630 FTIR instruments.  The Vacuum Pump business was negatively impacted in part by end-market weakness in semiconductor and research.  Geographically, revenues grew 1 percent in the Americas, grew 1 percent in Europe, were relatively flat in Japan, and grew 4 percent in other Asia Pacific for the three months ended April 30, 2012 when compared to the same period last year.  Revenues grew 8 percent in the Americas, 2 percent in Europe, 10 percent in Japan, and 12 percent in other Asia Pacific for the six months ended April 30, 2012 when compared to the same period last year.

Growth in most core end markets continued for the three month period ending April 30, 2012.  Petrochemical market results showed year-on-year growth despite comparison against last year’s strong results; with growth moderating from previous quarters.  The food market continues to be robust as demand is driven by globalization of food supply.  Forensics market results were boosted by large deals during the quarter while environmental was down on soft government spending, particularly in the United States and Europe.  Other applied markets showed net growth as growth in the pharmaceutical and biotech markets were partially offset by decline in the academic and government markets.  For the six month period ending April 30, 2012, growth was balanced across the Chemical Analysis end markets.

Looking forward, we plan on continuing to expand our core products and applications.  Our newly introduced instruments, such as the new GC-MS Q-TOF, have gained traction in the market.  We have also started to take customer orders for our new ICP-MS QQQ.  We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.  In addition, we look to complete the successful integration of Varian.  We are focusing on improvements in profitability of the Varian portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2012	2011	2012	2011	Months		Months
Gross margin	50.8%	50.3%	51.3%	50.7%	1	ppt	1	ppt
Operating margin	18.9%	18.9%	20.6%	18.8%	—	ppt	2	ppts

(in millions)
Research and development	$24	$23	$47	$46	2%		2%
Selling, general and administrative	$100	$96	$194	$186	4%		4%

Gross margins for products and services for the three and six months ended April 30, 2012 increased 1 percentage point for both periods compared to the same periods last year.  Increases in these periods were mainly due to favorable revenue volume and lower material costs, partially offset by wage increases.

Research and development expenses for the three and six months ended April 30, 2012 increased 2 percent for both periods compared to the same periods last year, due to continued investments in product R&D.

Selling, general and administrative expenses for the three and six months ended April 30, 2012 increased 4 percent for both periods compared to the same periods last year.  The increases were primarily due to investments in sales channel coverage, higher sales channel costs, and wage increases.

Operating margins for products and services for the three months ended April 30, 2012 were relatively flat compared to the same period last year.  Favorable gross profit was offset by incremental operating expenses.  Operating margins for products and services for the six months ended April 30, 2012 increased by 2 percentage points compared to the same period last year.  The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth.

Income from Operations

Income from operations for the three and six months ended April 30, 2012, increased $1 million and $24 million, respectively, on a corresponding revenue increase of $7 million and $54 million.  The resultant year-over-year operating margin incremental was 20 percent and 45 percent for these periods, respectively.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$957	$844	$1,714	$1,641	13%	4%
Net revenue	$876	$834	$1,654	$1,605	5%	3%

Electronic measurement orders for the three and six months ended April 30, 2012, increased 13 percent and 4 percent, respectively, when compared to the same periods last year.  Foreign currency movements had minimal impact on the year-over-year growth rates for both periods.  For the three-month period ended April 30, 2012, strong growth in wireless manufacturing and solid demand in the industrial, computer, and semiconductor market were partially offset by softer aerospace and defense business.  On a geographical basis, order growth was primarily driven by the Americas, which increased 39 percent year-over-year reflecting strong communications test demand.  Orders increased 8 percent in Japan, were flat in Asia Pacific excluding Japan, and declined 8 percent in Europe compared to the same period last year.  For the six months ended April 30, 2012, orders were 24 percent higher in the Americas primarily due to stronger communications test business, 5 percent higher in Japan, 7 percent lower in Europe, and 8 percent lower in Asia Pacific excluding Japan.

Electronic measurement revenues for the three and six months ended April 30, 2012, increased 5 percent and 3 percent, respectively, when compared to the same periods last year.  Foreign currency movements minimally impacted year-over-year growth rates for both periods.  For the three-month period ended April 30, 2012, revenues declined year-over-year in all regions except the Americas, which grew 35 percent year-over-year due to strong communications test and solid computers and semiconductor related demand.  Revenues declined 2 percent in Japan, 5 percent in Asia Pacific excluding Japan, and 19 percent in Europe compared to the same period last year.  The decline in Europe reflected weak communications and semiconductor test business.  For the six months ended April 30, 2012, revenues in the Americas increased 12 percent, Japan increased 4 percent, Asia Pacific excluding Japan rose 1 percent, but Europe declined 10 percent compared to the same period last year.  Revenue growth in the Americas for the six-month period reflected strong communications test, improved computer and semiconductor, and solid aerospace and defense related demand.

General purpose test, representing approximately 64 percent of electronic measurement revenues, reflected solid growth in industrial, computers, and semiconductor test and slight improvement in aerospace and defense business.  Trends in the general purpose market were similar in the three and six months ended April 30, 2012.  Growth for industrial and other general purpose test applications continued, reflecting economic improvement in key regions.  The computers and semiconductor test business was driven by stronger demand in R&D offset by weakness in semiconductor manufacturing.  Our digital test business continued to grow from demand related to high speed data transmission applications.  Aerospace and defense reflected improving United States government business partially offset by softer defense contractor demand.

Communications test, representing approximately 36 percent of electronic measurement revenues, reflected stronger wireless manufacturing partially offset by softer wireless R&D and broadband communications.  Communications test market trends were similar in both the three and six-month periods ended April 30, 2012.  Wireless manufacturing growth was driven by the expansion of production capacity for smartphones and associated component suppliers.  A more cautious spending environment drove slightly lower wireless R&D demand though industry fundamentals remain intact.  High data rate applications such as long-term evolution will continue to drive R&D investment across the value chain , including chipsets, modules, devices, and infrastructure.  Broadband communications declined following a strong investment cycle last year

Looking forward, we expect solid growth pending continued demand in key markets, including communications test.  Growth in smartphones and wireless devices is expected to drive investment in production capacity while R&D related investment should remain stable.  Computers and semiconductor related demand is expected to improve, driven by technology related investment and a modest improvement in manufacturing.  The outlook for the aerospace and defense business remains mixed, as direct spending by the United States government is expected to be offset by softer defense contractor demand.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2012	2011	2012	2011	Months		Months
Gross margin	57.0%	59.5%	57.4%	58.9%	(3	)ppt	(1	)ppts
Operating margin	23.4%	22.9%	22.1%	21.7%	1	ppt	—	ppt

(in millions)
Research and development	$96	$95	$190	$189	—%		—%
Selling, general and administrative	$198	$210	$394	$408	(5)%		(4)%

Gross margins for products and services for the three and six months ended April 30, 2012, declined 3 percentage points and 1 percentage point, respectively, compared to the same periods last year.  Reduced variable and incentive pay was more than offset by lower margin wireless business and unfavorable product mix.

Research and development expenses for the three and six months ended April 30, 2012, remained flat for both periods, compared to the same periods last year.  Lower variable and incentive pay was offset by wage increases and slightly higher discretionary spending.

Selling, general and administrative expenses for the three and six months ended April 30, 2012, decreased 5 percent and 4 percent, respectively, compared to the same periods last year.  Lower variable and incentive pay including commissions, reduced discretionary spending, and lower infrastructure costs were partially offset by wage increases.

Operating margins for products and services for the three and six months ended April 30, 2012, increased 1 percentage point and remained flat, respectively, compared to the same periods last year.  The favorable impact of higher shipment volume and lower operating expenses were offset by the unfavorable impact of lower margin wireless business.

Income from Operations

Income from operations for the three and six months ended April 30, 2012, increased $14 million and $18 million, respectively, on a corresponding revenue increase of $43 million and $49 million.  The resultant year-over-year operating margin incremental was 34 percent and 37 percent for these periods, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2012 consisted of cash and cash equivalents of $3,896 million as compared to $3,527 million as of October 31, 2011.

As of April 30, 2012, approximately $3.7 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent accrues for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

On May 16, 2012, Agilent, Agilent Technologies Europe B.V., a limited liability company incorporated under the laws of the Netherlands and a wholly-owned subsidiary of Agilent (“Agilent Europe”), and Delphi S.a.r.l., a Luxembourg private limited liability company that is ultimately controlled by EQT V Limited, entered into a share purchase agreement which provides for the acquisition by Agilent Europe of 100% of the issued and outstanding share capital of Dako A/S (“Dako”), a limited liability company incorporated under the laws of Denmark, for a cash enterprise value of approximately $2.2 billion, subject to a post-closing working capital and net debt adjustment. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories to raise the standards for fast and accurate diagnostic answers for cancer patients. The acquisition is subject to customary closing conditions and is scheduled to close upon receipt of approvals related to antitrust and competition laws, which is expected to occur within 60 days of signing. On May 30, 2012, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, applicable to the proposed acquisition.  Satisfaction of additional closing conditions remain pending. Agilent will utilize existing cash on hand to pay for the acquisition. To the extent that we are required to pay portions of the acquisition price in foreign currencies, Agilent has entered into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction. The net notional currency amounts and forward rates of these contracts are: Danish krona ($1.4 billion, 5.822dkk/$) and Euro ($0.3 billion, 1.276$/€). These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. Accordingly, any gains or losses resulting from movements in the underlying exchange rates will be recognized in other income (expense) in the condensed consolidated statement of operations.

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for the foreseeable future, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $503 million for the six months ended April 30, 2012 compared to cash provided of $498 million for the same period in 2011. In the six months ended April 2012, we paid approximately $111 million under our variable and incentive pay programs, as compared to $95 million paid out during the same period of 2011. We paid approximately $64 million and $38 million in taxes in the six months ended April 30, 2012 and 2011, respectively.

In the six months ended April 30, 2012, accounts receivable used cash of $63 million compared to cash used of $26 million for the same period in 2011.  Revenue increased by approximately 5 percent in the six months ended April 30, 2012 as compared to the same period in 2011. Days’ sales outstanding decreased to 47 days as of April 30, 2012 from 49 days a year ago. Accounts payable used cash of $6 million for the six months ended April 30, 2012 compared to cash used of $19 million in the same period in 2011. Cash used for inventory was $64 million for the six months ended April 30, 2012 compared to cash used of $139 million for the same period in 2011. Inventory day’s on-hand increased to 105 days as of April 30, 2012 compared to 99 days as of the end of the same period last year.

We contributed approximately $53 million to our defined benefit plans in the first six months of 2012 compared to $67 million in the same period of 2011. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $29 million to our defined benefit plans during the remainder of 2012.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities was $80 million for the six months ended April 30, 2012 as compared to net cash provided by investing activities of $1,374 million for the same period of 2011 which was due to the change in restricted cash and cash equivalents of $1,545 million. Investments in property, plant and equipment were $83 million for the six months ended April 30, 2012 compared to $89 million in the same period of 2011. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $188 million for 2011. We terminated a lease agreement and received $80 million from a lease receivable in the six months ended April 30, 2012. In the six months ended April 30, 2012 and 2011, there were $76 million and $96 million of business acquisitions and intangible assets, net of cash acquired, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2012 was $52 million compared to cash used of $1,566 million for the same period of 2011 which includes cash used of $1,500 million for the settlement of the World Trade obligation.

Treasury stock repurchases and Dividends

For the six months ended April 30, 2012 and 2011, we repurchased 2 million shares for $78 million and 6 million shares for $270 million, respectively.

On April 25, 2012 we paid $35 million of dividends previously declared on January 17, 2012. On May 16, 2012, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $35 million which will be paid on July 25, 2012 to shareholders of record as of close of business on July 3, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2012 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2012.

Short-term debt and Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the six  months ended April 30, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Other

There were no substantial changes from our 2011 Annual Report on Form 10-K to our contractual commitments in the first six months of 2012. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $364 million and $356 million of taxes payable as of April 30, 2012 and October 31, 2011, respectively. We are unable to accurately predict when these amounts will be realized or released.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the cost of the transaction.

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent and 63 percent of our revenues were generated in U.S. dollars during the three months ended April 30, 2012 and 2011, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2012, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. As of April 30, 2012 we held interest rate swaps with an aggregate notional amount of $250 million associated with our 2012 senior notes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2012, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the expected benefits or synergies from our acquisition of Varian. The integration of two businesses that have previously operated separately is a costly and time-consuming process that involves a number of risks. The use of cash resources and increased capital expenditures on integration and implementation activities could exceed our current expectations, which would offset any anticipated savings and other synergies resulting from the Varian acquisition. Additionally, we anticipate consolidating and integrating the production of Varian products into our supply chain; if we are unable to accomplish manufacturing synergies, our operating margins could suffer. Also, if we are unable to update the Varian products or introduce new products, services and enhancements, we may not realize our return on invested capital targets when expected, or at all. As a result of these risks, the Varian acquisition may not contribute to our earnings as expected, we may not achieve expected cost synergies, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we closed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we announced the proposed acquisition of Dako A/S as well as completed various acquisitions, including BioSystem Development LLC, Halo Genomics AB, and the test and measurement business of Centellax, Inc. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

If we do not achieve the contemplated benefits of our pending acquisition of Dako A/S, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our pending acquisition of Dako. In addition, the consummation of the Dako acquisition is subject to certain closing conditions, including, but not limited to, the receipt of antitrust approvals in certain jurisdictions. While we intend to consummate the Dako acquisition as soon as practicable after such approvals are obtained, there can be no assurance that we will obtain such approvals or satisfy the other conditions to consummation of the Dako acquisition when expected or at all, which could, among other things, delay or prevent us from completing the acquisition or restrict our ability to realize the expected financial and strategic goals of the transaction.

The operation of Dako within Agilent could be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•    difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•    the potential loss of key personnel who choose not to remain with Dako;

•    the potential loss of key customers or suppliers who choose not to do business with the combined business; and

•    the use of cash resources and increased capital expenditures on additional investment or research and development activities in excess of our current expectations, which could offset any synergies resulting from the Dako acquisition and limit other potential uses of our cash, including stock repurchases and retirement of outstanding debt.

Even if we are able to successfully operate Dako within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

•   the possibility that the acquisition may not further our business strategy as we expected;

•   the possibility that we may not be able to expand the reach and customer base for Dako products as expected;

•   the possibility that we may not be able to expand the reach and customer base for Agilent products as expected; and

•   the fact that the acquisition will substantially expand our diagnostics business, and we may not experience anticipated growth in that market.

As a result of these risks, the Dako acquisition may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

The impact of consolidation of competitors in the electronic measurement and life sciences markets is difficult to predict and may harm our business.

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, in June 2011, Danaher Corporation completed its acquisition of Beckman Coulter, Inc.; and Thermo Fisher Scientific completed its acquisitions of Phadia in August 2011 and Doe & Ingalls in May 2012. Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

A number of our products from our life sciences and chemical analysis businesses are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. In addition, a number of our products, including the Dako products if we close the proposed acquisition,  may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

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

Our success depends in large part on our proprietary technology, including technology we obtained through acquisitions. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our operating results.

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

If we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

As of April 30, 2012, we had cash and cash equivalents of approximately $3.90 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2012.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Feb. 1, 2012 through Feb. 29, 2012	239,300	$43.48	239,300	NA
Mar. 1, 2012 through Mar. 31, 2012	760,700	$44.07	760,700	NA
Apr. 1, 2012 through Apr. 30, 2012	—	—	—	NA
Total	1,000,000	$43.93	1,000,000	NA

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

Dated: June 4, 2012	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 4, 2012	By:	/s/ Solange Glaize
Solange Glaize
Vice President, Corporate Controllership
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