Form 10-Q
period 2012-07-31
AGILENT TECHNOLOGIES INC
filed 2012-09-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012
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

Registrant’s telephone number, including area code: (408) 345-8886
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY, 31, 2012
COMMON STOCK, $0.01 PAR VALUE	348,443,140 SHARES

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net revenue:
Products	$1,428	$1,406	$4,205	$4,053
Services and other	295	285	886	834
Total net revenue	1,723	1,691	5,091	4,887
Costs and expenses:
Cost of products	676	643	1,927	1,822
Cost of services and other	157	156	482	457
Total costs	833	799	2,409	2,279
Research and development	162	162	490	486
Selling, general and administrative	458	449	1,351	1,364
Total costs and expenses	1,453	1,410	4,250	4,129
Income from operations	270	281	841	758
Interest income	2	3	7	10
Interest expense	(24)	(20)	(75)	(63)
Other income (expense), net	(10)	17	14	34
Income before taxes	238	281	787	739
Provision (benefit) for income taxes	(5)	(49)	59	16
Net income	$243	$330	$728	$723

Net income per share:
Basic	$0.70	$0.95	$2.09	$2.08
Diluted	$0.69	$0.92	$2.06	$2.04

Weighted average shares used in computing net income per share:
Basic	348	348	348	347
Diluted	353	357	353	355

Cash dividends declared per common share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,923	$3,527
Accounts receivable, net	950	860
Inventory	1,036	898
Other current assets	302	284
Total current assets	4,211	5,569
Property, plant and equipment, net	1,139	1,006
Goodwill	2,950	1,567
Other intangible assets, net	1,085	429
Long-term investments	104	117
Other assets	268	369
Total assets	$9,757	$9,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$492	$472
Employee compensation and benefits	331	424
Deferred revenue	435	389
Short-term debt	500	253
Other accrued liabilities	332	299
Total current liabilities	2,090	1,837
Long-term debt	1,714	1,932
Retirement and post-retirement benefits	269	329
Other long-term liabilities	811	643
Total liabilities	4,884	4,741
Commitments and contingencies (Note 12)	—	—
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 595 million shares at July 31, 2012 and 591 million shares at October 31, 2011, issued	6	6
Treasury stock at cost; 246 million shares at July 31, 2012 and 244 million shares at October 31, 2011	(8,612)	(8,535)
Additional paid-in-capital	8,397	8,265
Retained earnings	5,114	4,456
Accumulated other comprehensive income (loss)	(35)	116
Total stockholders' equity	4,870	4,308
Non-controlling interest	3	8
Total equity	4,873	4,316
Total liabilities and equity	$9,757	$9,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net income	$728	$723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	207	190
Share-based compensation	59	58
Deferred taxes	2	30
Excess and obsolete inventory and inventory-related charges	20	20
Other non-cash expenses, net	2	9
Changes in assets and liabilities:
Accounts receivable	(22)	(31)
Inventory	(74)	(192)
Accounts payable	(1)	(36)
Employee compensation and benefits	(105)	(56)
Interest swap proceeds	—	31
Other assets and liabilities	(73)	4
Net cash provided by operating activities	743	750
Cash flows from investing activities:
Investments in property, plant and equipment	(132)	(138)
Proceeds from lease receivable	80	—
Proceeds from sale of property, plant and equipment	—	17
Proceeds from sale of investments	5	14
Purchase of non-controlling interest	(6)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(2,227)	(96)
Change in restricted cash and cash equivalents, net	—	1,545
Net cash provided by (used in) investing activities	(2,280)	1,342
Cash flows from financing activities:
Issuance of common stock under employee stock plans	90	299
Payment of dividends	(70)	—
Repayment of debt	—	(1,500)
Repayment of credit facility	(1)	—
Treasury stock repurchases	(78)	(462)
Net cash used in financing activities	(59)	(1,663)

Effect of exchange rate movements	(8)	23

Net increase (decrease) in cash and cash equivalents	(1,604)	452

Cash and cash equivalents at beginning of period	3,527	2,649
Cash and cash equivalents at end of period	$1,923	$3,101
 The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostics and genomics, communications and electronics industries.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.

Acquisition of Dako A/S. On June 21, 2012, we completed the previously announced acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”) , under the share purchase agreement, dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,144 million, of which $1,401 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition. For additional details related to the acquisition of Dako, see Note 3, "Acquisition of Dako".

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2012 and 2011 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2012 and October 31, 2011, condensed consolidated statement of operations for the three and nine months ended July 31, 2012 and 2011, and condensed consolidated statement of cash flows for the nine months ended July 31, 2012 and 2011.

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

In the third quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of the recent acquisition of Dako. Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, the diagnostics and genomics business and the electronic measurement business. The historical segment numbers for both life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable,  accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the balance sheet carrying value by approximately $5 million and $193 million, respectively as of July 31, 2012. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. With the acquisition of Dako, Agilent created a fourth reporting unit named diagnostics and genomics. At the time of the annual qualitative assessment, we had three reporting units, which were: life sciences, chemical analysis and electronic measurement. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of the life sciences, chemical analysis and electronic measurement reporting units was greater than their respective carrying values. There was no impairment of goodwill during the three and nine months ended July 31, 2012 and 2011. In connection with our reporting unit change, no goodwill impairment was recorded.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized over estimated useful lives ranging from 6 months to 15 years. In process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent’s consolidated statement of operations in the period it is abandoned.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to make presentational changes to our consolidated financial statements upon adoption of this guidance. Given that this guidance impacts financial statement presentation requirements only, its adoption will not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued guidance related to the enhanced disclosures that will enable the users of financial statements to evaluate the effect or potential effect of netting arrangements of an entity's financial position. The amendments require improved information about financial instruments and derivative instruments that are either offset or subject to enforceable master netting arrangements or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are the in process research and development intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Agilent will early adopt this guidance for the year ended October 31, 2012. There was no material impact on our consolidated financial statements due to the adoption of this guidance.

3.	ACQUISITION OF DAKO

On June 21, 2012, we completed the previously announced acquisition of Dako through the acquisition of 100% of share capital of Dako, a limited liability company incorporated under the laws of Denmark, under the share purchase agreement, dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Dako are included in Agilent's consolidated financial statements from the date of the acquisition. For the period from June 22, 2012 to July 31, 2012, Dako's net revenue was $40 million and net income was not material. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer.

The consideration paid was approximately $2,144 million, of which $1,401 million was paid directly to the seller and $743 million was paid to satisfy outstanding debt. Agilent funded the acquisition using our existing cash. In connection with the acquisition of Dako, Agilent entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Danish Krone and the repayment of debt in multiple currencies. The aggregate notional amount of the currencies hedged was $1.7 billion. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $14 million and was recorded in other income (expense) in the condensed consolidated statement of operations in the three and nine months ended July 31, 2012.

The Dako acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Dako's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. All goodwill was allocated to the diagnostics and genomics reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $185 million was established as a deferred tax liability for the future amortization of these intangibles.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of June 21, 2012 (in millions):

Cash and cash equivalents	$11
Accounts receivable	97
Inventories	91
Other current assets	5
Property, plant and equipment	140
Intangible assets	738
Other assets	14
Goodwill	1,384
Total assets acquired	2,480
Accounts payable	(24)
Employee compensation and benefits	(24)
Other accrued liabilities	(47)
Long-term debt	(43)
Other long-term liabilities	(198)
Net assets acquired	$2,144

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities.

The fair values for acquired inventory, property, plant and equipment, and intangible assets were determined with the assistance of valuations performed by independent valuation specialists.

The fair values of certain other assets, long-term debt, and certain other long-term liabilities were determined internally using historical carrying values and estimates made by management.

The amounts above are considered preliminary and are subject to change once Agilent finalizes its determination of the fair value of assets acquired and liabilities assumed under the acquisition method. Thus, these amounts are subject to refinement and final determination of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the Dako acquisition were as follows (in millions):

	Fair Value	Estimated Useful Life

Developed product technology	$287	8 - 9 yrs
Customer relationships	140	4 yrs
Tradenames and trademarks	128	12 yrs
Total intangible assets subject to amortization	555
In-process research and development	183
Total intangible assets	$738

Acquisition and integration costs directly related to the Dako acquisition totaled $13 million for the three and nine months ended July 31, 2012 and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of 2011(in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Net revenue	$1,783	$1,777	$5,333	$5,153
Net income	$252	$312	$707	$640
Net income per share - basic	$0.72	$0.90	$2.03	$1.84
Net income per share - diluted	$0.71	$0.87	$2.00	$1.80

The pro forma financial information assumes that the companies were combined as of November 1, 2010 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and an increase in cost of sales due to the respective estimated fair value adjustments to inventory, decrease to interest income for cash used in the acquisition, decrease in interest expense and currency losses associated with debt paid in connection with the acquisition, acquisition related transaction costs and tax related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for the three months ended July 31, 2012 combine the historical results of Agilent for the three months ended July 31, 2012 (which includes Dako after the acquisition date) and for Dako for the two months ended May 31, 2012.  The unaudited pro forma financial information for the nine months ended July 31, 2012 combine the historical results of Agilent for the nine months ended July 31, 2012 (which include Dako after the acquisition date) and the historical results of Dako for the six months ended March 31, 2012 and the two months ended May 31, 2012.

The unaudited pro forma financial information for the three and nine months ended July 31, 2011 combine the historical results of Agilent for the three and nine months ended July 31, 2011 and the historical results for Dako for the three and nine months ended September 30 , 2011 (due to differences in reporting periods).

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in millions)
Cost of products and services	$2	$3	$12	$13
Research and development	2	2	8	8
Selling, general and administrative	11	11	40	39
Total share-based compensation expense	$15	$16	$60	$60

At July 31, 2012 there was no share-based compensation capitalized within inventory. The windfall tax benefit realized from exercised stock options and similar awards was not material for the three and nine months ended July 31, 2012 and 2011.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Stock Option Plans:
Weighted average risk-free interest rate	—	—	0.9%	1.5%
Dividend yield	—	—	0%	0%
Weighted average volatility	—	—	38%	35%
Expected life	—	—	5.8yrs	5.8yrs
LTPP:
Volatility of Agilent shares	41%	—	41%	40%
Volatility of selected peer-company shares	17%-75%	—	17%-75%	20%-76%
Price-wise correlation with selected peers	62%	—	62%	55%

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

For the three and nine months ended July 31, 2012, we recorded an income tax benefit of $5 million and an income tax expense of $59 million compared to an income tax benefit of $49 million and an income tax expense of $16 million, respectively, for the same periods last year. The income tax provision for the three and nine months ended July 31, 2012 includes net discrete tax benefits of $27 million and $13 million, respectively. The net discrete tax benefits primarily relate to favorable tax settlements and lapses of statutes of limitations in foreign jurisdictions. The income tax provision for the three and nine months ended July 31, 2011 includes net discrete tax benefits of $72 million and $55 million, respectively, and are primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain foreign uncertain tax positions.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates. As of July 31, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal. We currently have a valuation allowance of $338 million of which $271 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the near future, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 — 2007.  Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.  Agilent’s U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  During the three months ended July 31, 2012, we received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

6.    NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in millions)
Numerator:
Net income	$243	$330	$728	$723
Denominator:
Basic weighted-average shares	348	348	348	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	5	9	5	8
Diluted weighted-average shares	353	357	353	355

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

For the three and nine months ended July 31, 2012, options to purchase 10,500 shares and 578,485 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and nine months ended July 31, 2011, no options to purchase shares were excluded from the calculation of diluted earnings per share.

7.    INVENTORY

	July 31, 2012	October 31, 2011

	(in millions)
Finished goods	$531	$452
Purchased parts and fabricated assemblies	505	446
Inventory	$1,036	$898

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2012:

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2011	$319	$765	$48	$435	$1,567
Foreign currency translation impact	(4)	(10)	(41)	(7)	(62)
Goodwill arising from acquisitions	31	1	1,388	25	1,445
Goodwill as of July 31, 2012	$346	$756	$1,395	$453	$2,950

The components of other intangibles as of July 31, 2012 and October 31, 2011 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2011:
Purchased technology	$510	$246	$264
Backlog	12	12	—
Trademark/Tradename	40	20	20
Customer relationships	249	114	135
Total amortizable intangible assets	811	392	419
In-Process R&D	10	—	10
Total	$821	$392	$429
As of July 31, 2012:
Purchased technology	809	299	510
Backlog	14	13	1
Trademark/Tradename	168	28	140
Customer relationships	381	136	245
Total amortizable intangible assets	1,372	476	896
In-Process R&D	189	—	189
Total	$1,561	$476	$1,085

During the three and nine months ended July 31, 2012, we recorded additions to goodwill of $1,392 million and $1,445 million, respectively, related to the purchase of eight businesses including Dako which is discussed in Note 3, "Acquisition of Dako". During the three and nine months ended July 31, 2011, we recorded additions to goodwill of zero and $64 million, respectively. During the three and nine months ended July 31, 2012, we recorded additions to other intangible assets of $744 million and $768 million, respectively, related to the purchase of eight businesses during the year. During the three and nine months ended July 31, 2011, we recorded additions to other intangible assets of zero and $42 million, respectively. During the nine months ended July 31, 2012 , we also reduced intangible assets by $28 million due to the impact of foreign exchange translation. In the nine months ended July 31, 2011 we increased intangible assets by $14 million due to the impact of foreign exchange translation.

Amortization of intangible assets was $31 million and $84 million for the three and nine months ended July 31, 2012, respectively.  Amortization and impairment of intangible assets was $29 million and $85 million for the three and nine months ended July 31, 2011, respectively. Future amortization expense related to existing purchased intangible assets is estimated to be $50 million for the remainder of 2012, $179 million for 2013, $165 million for 2014, $146 million for 2015, $119 million for 2016, $75 million for 2017, and $351 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2012 were as follows:

		Fair Value Measurement at July 31, 2012 Using
	July 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,302	$1,302	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	47	47	—	—
Total assets measured at fair value	$1,363	$1,349	$14	$—
Liabilities:
Short-term
Derivative instruments (primarily foreign exchange contracts)	$14	$—	$14	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$60	$—	$60	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2011were as follows:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,972	$1,972	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	37	—	37	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	3	3	—	—
Total assets measured at fair value	$2,061	$2,024	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$57	$—	$57	$—

Our money market funds, trading securities investments and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

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

Impairment of Investments. There were no impairments for investments for the three and nine months ended July 31, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in millions)
Long-lived assets held and used	$—	$3	$—	$7
Long-lived assets held for sale	—	—	—	1

There were no impairments of long-lived assets for the three and nine months ended July 31, 2012. For the three months ended July 31, 2011, long-lived assets held and used with a carrying value of $4 million were written down to their fair value of $1 million. For the nine months ended July 31, 2011, long-lived assets held and used with a carrying value of $8 million were written down to their fair value of $1 million. For the three months ended July 31, 2011, there were no impairments of long-lived assets held for sale. For the nine months ended July 31, 2011, long-lived assets held for sale with a carrying value of $4 million were written down to their fair value of $3 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

For the three and nine months ended July 31, 2012, we recorded $(15) million of accelerated depreciation related to a building classified as held and used at July 31, 2012. In accordance with accounting guidance, it was determined that the building had been abandoned and an assessment was made of the remaining useful life of the building. The building was written down to its appropriate fair value.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-

term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in interest expense, in the consolidated statement of operations. These fair value hedges are 100 percent effective, and there is no impact on earnings due to hedge ineffectiveness. The fair value of the swaps is recorded on the consolidated balance sheet at each period end, with an offsetting entry in senior notes. As of July 31, 2012, there were 4 interest rate swap contracts designated as fair value hedges associated with our 2012 senior notes. The notional amount of these interest rate swap contracts, receive-fixed/pay-variable, was $250 million.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at July 31, 2012 was $27 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2012 was $20 million. On Aug 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2012 was $29 million.

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

As a result of our acquisition of Dako, the company has entered into an interest rate swap to hedge the interest rate risk on the floating-rate interest mortgage debt. The notional amount of the swap contract to receive interest at a variable interest rate and pay at a fixed interest rate, is $42 million. The interest rate swap is designated and qualifies as a cash flow hedge under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedge are reclassified to interest expense in the consolidated statement of operations when interest payments are made on the variable-rate debt. The swap contract is due to terminate in September 2012.

In July 2012, Agilent executed treasury lock agreements to hedge the benchmark interest rate associated with forecasted interest payments associated with the potential issuance of $400 million of indebtedness by October 31, 2012. We have designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income. At the time of contract settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the issued debt.

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

In connection with the acquisition of Dako, Agilent entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Danish Krone and the repayment of debt in multiple currencies. The aggregate notional amount of the currencies hedged was $1.7 billion. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $14 million and was recorded in other income (expense) in the condensed consolidated statement of operations in the three and nine months ended July 31, 2012.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2012, was $6 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2012.

There were 134 foreign exchange forward contracts and 10 foreign exchange option contracts open as of July 31, 2012 and designated as cash flow hedges. There were 172 foreign exchange forward contracts open as of July 31, 2012 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of July 31, 2012 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(41)	$—	$126
British Pound	—	—	140
Canadian Dollar	(45)	—	—
Australian Dollars	46	—	48
Malaysian Ringgit	125	—	8
Japanese Yen	(71)	(136)	177
Other	(7)	—	(48)
Totals	$7	$(136)	$451

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2012 and October 31, 2011 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2012	October 31, 2011	Balance Sheet Location	July 31, 2012	October 31, 2011
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$—	$3	Other accrued liabilities	$—	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$7	Other accrued liabilities	$6	$3
Treasury lock agreements	8	10		6	3
Other current assets	$—	$—	Other accrued liabilities	$1	$—
	$8	$10		$7	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$27	Other accrued liabilities	$7	$8
Total derivatives	$14	$37		$14	$11

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$32	$—	$4
Gain (loss) on hedged item, recognized in interest expense	$—	$(26)	$2	$18
Cash Flow Hedges
Foreign exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$(1)	$2	$5	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$1	$(1)	$6	$(3)
Treasury lock agreements
Gain (loss) recognized in accumulated other comprehensive income	$(1)	$—	$(1)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(28)	$—	$(38)	$28

The estimated amount of existing net gain at July 31, 2012 of $1 million that is expected to be reclassified from other comprehensive income within the next twelve months is a $2 million gain to cost of sales and a $1 million loss to interest expense.

11.    RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2012 and 2011, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost—benefits earned during the period	$10	$10	$8	$8	$1	$1
Interest cost on benefit obligation	7	7	19	18	3	4
Expected return on plan assets	(12)	(11)	(23)	(24)	(5)	(5)
Amortization and deferrals:
Actuarial losses	2	1	11	10	4	3
Prior service cost	(3)	(3)	(1)	—	(8)	(9)
Total net plan costs	$4	$4	$14	$12	$(5)	$(6)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost—benefits earned during the period	$30	$31	$24	$24	$3	$3
Interest cost on benefit obligation	21	21	56	53	11	17
Expected return on plan assets	(35)	(33)	(69)	(70)	(15)	(15)
Amortization and deferrals:
Actuarial losses	5	3	32	29	12	10
Prior service cost	(9)	(9)	(1)	—	(26)	(18)
Total net plan costs	$12	$13	$42	$36	$(15)	$(3)

We contributed approximately zero to our U.S. defined benefit plans and $16 million to our non-U.S. defined benefit plans during the three months ended July 31, 2012 and $30 million and $39 million, respectively, for the nine months ended July 31, 2012.  We contributed approximately zero to our U.S. defined benefit plans and $17 million to our non-U.S. defined benefit plans during the three months ended July 31, 2011 and $33 million and $51 million, respectively, for the nine months ended July 31, 2011. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2012 and expect to contribute $13 million to our non-U.S. defined benefit plans during the remainder of 2012.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended July 31,
	2012	2011
	(in millions)
Beginning balance as of November 1	$50	$45
Accruals for warranties including change in estimate	65	54
Reserve acquired upon close of Dako acquisition	1	—
Settlements made during the period	(57)	(50)
Ending balance as of July 31,	$59	$49

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

13.    SHORT-TERM DEBT

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2012 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2012.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. In the three and nine months ended July 31, 2012 $1 million was repaid  and no borrowings were outstanding under the facility as of July 31, 2012.

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	July 31, 2012			October 31, 2011
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2012 Senior Notes	$250	$—	$250	$250	$3	$253
2013 Senior Notes	$250	$—	$250	$—	$—	$—
Total	$500	$—	$500	$250	$3	$253

The 2013 senior notes are repayable within one year and have been reclassified from long-term debt, see Note 14, "Long-term debt".

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and nine months ended July 31, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Upon the closing of the offering of the 2012 senior notes, we entered into interest rate swaps with an aggregate notional amount of $250 million. Under the interest rate swaps, we will receive fixed-rate interest payments and will make payments based on the U.S. dollar LIBOR plus 258 basis points with respect to the 2012 senior notes. The economic effect of these swaps will be to convert the fixed-rate interest expense on the senior notes to a variable LIBOR-based interest rate. The hedging relationship qualifies for the shortcut method of assessing hedge effectiveness, and consequently we do not expect any ineffectiveness during the life of the swap and any movement in the value of the swap would be reflected in the movement in fair value of the senior notes. At July 31, 2012, the fair value of the swaps on 2012 senior notes was an asset of less than $1 million.

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. The company incurred issuance costs of $4 million in connection with the 2012 and 2013 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

14.    LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s senior notes and the related interest rate swaps:

	July 31, 2012			October 31, 2011
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2013 Senior Notes	$—	$—	$—	$250	$—	$250
2015 Senior Notes	499	20	519	499	24	523
2017 Senior Notes	599	27	626	598	31	629
2020 Senior Notes	498	29	527	498	32	530
Total	$1,596	$76	$1,672	$1,845	$87	$1,932

The 2013 senior notes are repayable within one year and have been reclassified to short-term debt, see Note 13, "Short-term debt".

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and nine months ended July 31, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2012 and October 31, 2011 are detailed above.

The company incurred issuance costs of $5 million in connection with the 2017 senior notes, incurred $3 million in connection with the 2015 senior notes and incurred $3 million in connection with the 2020 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

Other Debt

As of July 31, 2012, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $42 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate of 3 month Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year. The company has entered into an interest rate swap to hedge the interest rate risk on the floating-rate interest debt. The notional amount of the swap contract to receive interest at a variable rate and pay at a fixed interest rate, is $42 million and the fair value as of July 31, 2012 was a liability of less than $1 million. The swap contract is due to terminate in September 2012.

15.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2009 our board of directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company’s equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the share-repurchase program. For the three and nine months ended July 31, 2012, we repurchased no shares and 2 million shares for $78 million, respectively. For the three and nine months ended July 31, 2011, we repurchased 4 million shares for $192 million and 10 million shares for $462 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

For the three months ended July 31, 2012, cash dividends of $0.10 per share, or $35 million were declared and paid on the company's outstanding common stock. For the nine months ended July 31, 2012, cash dividends of $0.20 per share, or $70 million were declared and paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Comprehensive Income

The following table presents the components of comprehensive income, net of deferred tax expense (benefit):

	Three Months Ended
	July 31,
	2012	2011
	(in millions)
Net income	$243	$330
Other comprehensive income:
Change in unrealized gain on investments	—	—
Change in unrealized gain and loss on derivative instruments	(2)	2
Reclassification of (gains) and losses into earnings related to derivative instruments, net of $(1) and $1 of tax	—	—
Foreign currency translation	(102)	(9)
Change in deferred net defined benefit pension cost and post retirement plan costs:
Net gain, net of $3 and $3 of tax	13	11
Prior service (loss) and gain	(12)	(11)
Comprehensive income	$140	$323

	Nine Months Ended
	July 31,
	2012	2011
	(in millions)
Net income	$728	$723
Other comprehensive income:
Change in unrealized gain on investments, net of $(8) and zero of tax	6	(5)
Change in unrealized gain and loss on derivative instruments	4	—
Reclassification of (gains) and losses into earnings related to derivative instruments, net of zero and $1 of tax	(6)	2
Foreign currency translation	(160)	147
Change in deferred net defined benefit pension cost and post retirement plan costs:
Net gain, net of $9 and $10 of tax	41	27
Prior service (loss) and gain	(36)	188
Comprehensive income	$577	$1,082

16.    SEGMENT INFORMATION

Description of segments. We are a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications, electronics, diagnostics and genomics industries. In the third quarter of fiscal 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences segment plus the business of the recent acquisition of Dako. Following this re-organization, Agilent has four businesses - electronic measurement, chemical analysis, life sciences and diagnostics and genomics -each of which comprises a reportable segment. The historical segment numbers for both the life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

The four operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.

A description of our four reportable segments is as follows:

Our life sciences business provides application focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; laboratory software and informatics systems; laboratory automation and robotic systems, dissolution testing; Nuclear Magnetic Resonance and Magnetic Resonance Imaging systems along with X-Ray crystallography, and services and support for the aforementioned products.

Our chemical analysis business provides application focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry instruments; atomic absorption instruments; inductively coupled plasma optical emission spectrometry instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Our diagnostics and genomics business provides solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level.  With the acquisition of Dako, a new group of solutions have been added that extend our product offerings to cancer diagnostics with anatomic pathology workflows.   Our broad portfolio of offerings include immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”),  Hematoxylin and Eosin Staining, special staining, DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as automated gel electrophoresis-based sample analysis systems.  We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Three months ended July 31, 2012:
Total net revenue	$391	$381	$106	$845	$1,723
Segment income from operations	$57	$80	$16	$197	$350
Three months ended July 31, 2011:
Total segment revenue	$383	$383	$70	$856	$1,692
Varian acquisition deferred revenue fair value adjustment	$—	$(1)	$—	$—	$(1)
Total net revenue	$383	$382	$70	$856	$1,691
Segment income from operations	$51	$79	$9	$204	$343

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Nine months ended July 31, 2012:
Total net revenue	$1,181	$1,165	$246	$2,499	$5,091
Segment income from operations	$159	$241	$39	$562	$1,001
Nine months ended July 31, 2011:
Total segment revenue	$1,113	$1,113	$208	$2,461	$4,895
Varian acquisition deferred revenue fair value adjustment	$(4)	$(4)	$—	$—	$(8)
Total net revenue	$1,109	$1,109	$208	$2,461	$4,887
Segment income from operations	$145	$216	$24	$551	$936

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in millions)
Total reportable segments’ income from operations	$350	$343	$1,001	$936
Restructuring related costs	—	(2)	—	(2)
Acceleration of depreciation for held and used assets	(15)	—	(15)	—
Transformational initiatives	(3)	(11)	(19)	(33)
Amortization of intangibles	(32)	(29)	(85)	(85)
Acquisition and integration costs	(29)	(11)	(40)	(39)
Varian acquisition related fair value adjustments	—	(1)	—	(8)
Other	(1)	(8)	(1)	(11)
Interest income	2	3	7	10
Interest expense	(24)	(20)	(75)	(63)
Other income (expense), net	(10)	17	14	34
Income before taxes, as reported	$238	$281	$787	$739

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and the valuation allowance relating to deferred tax assets.

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Assets:
As of July 31, 2012	$1,462	$1,739	$2,645	$2,184	$8,030
As of October 31, 2011	$1,479	$1,772	$358	$2,156	$5,765

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

Executive Summary

Agilent is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostic and genomics, communications and electronics industries.

Total orders for the three months ended July 31, 2012 decreased 1 percent compared to the same period last year. Total orders for the nine months ended July 31, 2012 increased 2 percent compared to the same period last year. The orders associated with the Dako acquisition accounted for 3 percent and 1 percent of order growth in the three and nine months ended July 31, 2012, respectively. For the three months ended July 31, 2012, life sciences orders decreased 2 percent, chemical analysis orders decreased 7 percent, diagnostics and genomics increased 69 percent and electronic measurement orders decreased 4 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 65 percent of the order increase for the three months ended July 31, 2012. For the nine months ended July 31, 2012, life sciences orders increased 1 percent, chemical analysis orders increased 1 percent, diagnostics and genomics orders increased 19 percent and electronic measurement orders increased 2 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 19 percent of the order increase for the nine months ended July 31, 2012.

Net revenue of $1,723 million and $5,091 million for the three and nine months ended July 31, 2012, respectively, increased 2 percent and 4 percent, respectively, from the same periods last year.  The revenue associated with the Dako acquisition accounted for 3 percent and 1 percent of revenue growth in the three and nine months ended July 31, 2012, respectively. Revenue grew 2 percent and 6 percent in the life sciences business, for the three and nine months ended July 31, 2012, respectively, when compared to the same periods last year. Increased revenue was led by demand for products in pharmaceutical and biotechnology markets, but there was weakness in academic and government research markets due to government budgetary concerns. Revenue was flat and grew 5 percent in the three and nine months ended July 31, 2012, respectively, within the chemical analysis business when compared to the same periods last year. Revenue generated within food safety and forensics markets increased, but environmental markets declined amid lower government spending in the three and nine months ended July 31, 2012. In the three and nine months ended July 31, 2012, total diagnostics and genomics revenue increased 52 percent and 18 percent when compared to the same periods last year. The Dako acquisition accounted for 58 percent and 19 percent of revenue increase for the three and nine months ended July 31, 2012, respectively.  Electronic measurement revenue decreased 1 percent and increased 2 percent in the three and nine months ended July 31, 2012 compared with the same periods last year. Within electronic measurement, revenue from general purpose decreased 6 percent and increased 1 percent in the three and nine months ended July 31, 2012, respectively. Aerospace and defense markets experienced a decline in revenue in the three and nine months ended July 31, 2012 with lower demand from defense contractors. Also within electronic measurement, communications test business revenues increased 7 percent and 2 percent, in the three and nine months ended July 31, 2012, respectively. The communications test business continued to show strength in wireless manufacturing test market in the three and nine months ended July 31, 2012 when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2012 was $243 million and $728 million respectively, compared to $330 million and $723 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2012, we generated $743 million of cash from operations compared with $750 million generated in the same period last year.

For the three months ended July 31, 2012, cash dividends of $0.10 per share, or $35 million were declared and paid on the company's outstanding common stock. For the nine months ended July 31, 2012, cash dividends of $0.20 per share, or $70 million were declared and paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On June 21, 2012, we completed the previously announced acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”) , under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,144 million, of which $1,401 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition.

Looking forward, we believe we have entered a slow-growth environment, but we also believe that we are well positioned to navigate continued economic uncertainty. We remain ready react quickly to business opportunities anywhere in the world. There are improvements to be achieved in operating performance by leveraging our value engineering, purchase power, logistics and manufacturing capabilities. We expect to continue to introduce innovative technologies and deliver market-leading products, while we make progress in optimizing our order fulfillment operations.

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

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 38 percent to 48 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

Goodwill and purchased intangible assets.  Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have aggregated components of an operating segment that have similar economic characteristics into our reporting units. With the acquisition of

Dako, Agilent created a fourth reporting unit named diagnostics and genomics. At the time of the annual qualitative assessment, we had three reporting units which were: life sciences, chemical analysis and electronic measurement. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. The goodwill arising on the acquisition of Dako has been allocated wholly to our diagnostics and genomics reporting unit.

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

Based on our results of our qualitative test for goodwill impairment, as of September 30, 2011, we believe that it is more-likely-than-not that the fair value of each of our previous three reporting units, life sciences, chemical analysis and electronic measurement, was greater than their respective carrying values. In connection with our reporting unit change subsequent to October 31, 2011, no goodwill impairment was recorded. There was no impairment of goodwill during the three and nine months ended July 31, 2012 and 2011. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized over estimated useful lives ranging from 6 months to 15 years. In process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent’s consolidated statement of operations in the period it is abandoned.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the analyses, there were no impairments of long-lived assets, including purchased intangible assets, for the three and nine months ended July 31, 2012. We impaired $3 million and $7 million of purchased intangibles and fixed assets in three and nine months ended July 31, 2011, respectively.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. At July 31, 2012, we provided a valuation allowance for our net U.S. deferred tax assets and on certain foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal.

Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the near future, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$1,662	$1,687	$5,126	$5,017	(1)%	2%
Net revenue:
Products	$1,428	$1,406	$4,205	$4,053	2%	4%
Services and other	295	285	886	834	4%	6%
Total net revenue	$1,723	$1,691	$5,091	$4,887	2%	4%

Total orders for the three months ended July 31, 2012 decreased 1 percent compared to the same period last year. Total orders for the nine months ended July 31, 2012 increased 2 percent compared to the same period last year. The orders associated with the Dako acquisition accounted for 3 percent and 1 percent of order growth in the three and nine months ended July 31, 2012, respectively. For the three months ended July 31, 2012, life sciences orders decreased 2 percent, chemical analysis orders decreased 7 percent, diagnostics and genomics increased 69 percent and electronic measurement orders decreased 4 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 65 percent of the order increase for the three months ended July 31, 2012. For the nine months ended July 31, 2012, life sciences orders increased 1 percent, chemical analysis orders increased 1 percent, diagnostics and genomics orders increased 19 percent and electronic measurement orders increased 2 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 19 percent of the order increase for the nine months ended July 31, 2012.

Net revenue of $1,723 million and $5,091 million for the three and nine months ended July 31, 2012, respectively, increased 2 percent and 4 percent, respectively, from the same periods last year.  The revenue associated with the Dako acquisition accounted for 3 percent and 1 percent of revenue growth in the three and nine months ended July 31, 2012, respectively. Revenue grew 2 percent and 6 percent in the life sciences business, for the three and nine months ended July 31, 2012, respectively, when compared to the same periods last year. Increased revenue was led by demand for products in pharmaceutical and biotechnology markets, but there was weakness in academic and government research markets due to government budgetary concerns. Revenue was flat and grew 5 percent in the three and nine months ended July 31, 2012, respectively, within the chemical analysis business when compared to the same periods last year. Revenue generated within food safety and forensics markets increased, but environmental markets declined amid lower government spending in the three and nine months ended July 31, 2012. In the three and nine months ended July 31, 2012, total diagnostics and genomics revenue increased 52 percent and 18 percent when compared to the same periods last year. The Dako acquisition accounted for 58 percent and 19 percent of revenue increase for the three and nine months ended July 31, 2012, respectively.   Electronic measurement revenue decreased 1 percent and increased 2 percent in the three and nine months ended July 31, 2012 compared with the same periods last year. Within electronic measurement, revenue from general purpose decreased 6 percent and increased 1 percent in the three and nine months ended July 31, 2012, respectively. Aerospace and defense markets experienced a decline in revenue in the three and nine months ended July 31, 2012 with lower demand from defense contractors. Also within electronic measurement, communications test business revenues increased 7 percent and 2 percent, in the three and nine months ended July 31, 2012, respectively. The communications test business continued to show strength in wireless manufacturing test market in the three and nine months ended July 31, 2012 when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 4 percent and 6 percent in the three and nine months ended July 31, 2012, respectively, as compared to the same periods in 2011.  The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
Total gross margin	51.7%	52.7%	52.7%	53.4%	(1) ppt	(1) ppt
Operating margin	15.7%	16.6%	16.5%	15.5%	(1) ppt	1 ppt

(in millions)
Research and development	$162	$162	$490	$486	—	1%
Selling, general and administrative	$458	$449	$1,351	$1,364	2%	(1)%

Total gross margins for both the three and nine months ended July 31, 2012 decreased 1 percentage point compared to the same periods last year. Operating margins decreased 1 percentage point and increased 1 percentage point in the three and nine months ended July 31, 2012, respectively, compared to the same periods last year. The decrease in operating margin in the three months ended July 31, 2012, is due to increased operating expenses associated with the accelerated depreciation for a property offset by lower variable and incentive pay. For the nine months ended July 31, 2012, the increase in operating margin was the result of higher revenue and lower operating expenses.

Research and development expenses were flat and increased 1 percent in the three and nine months ended July 31, 2012 compared to the same periods last year. Increased expenditures, compared to the same periods last year, were mostly due to higher wages and new acquisitions costs offset by a decrease in variable and incentive pay. We remain committed to invest between 9 and 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 2 percent and decreased 1 percent for the three and nine months ended July 31, 2012, respectively, compared to the same periods last year. Increased expenditures were due to the accelerated depreciation of a property, acquisition costs and higher wages offset by lower variable and incentive pay including commissions.

At July 31, 2012, our headcount was approximately 20,200 as compared to approximately 18,550 at July 31, 2011. The increase was mostly due to the acquisition of Dako.

Provision for Income Taxes

For the three and nine months ended July 31, 2012, we recorded an income tax benefit of $5 million and an income tax expense of $59 million compared to an income tax benefit of $49 million and an income tax expense of $16 million, respectively, for the same periods last year.

The income tax provision for the three and nine months ended July 31, 2012 includes net discrete tax benefits of $27 million and $13 million, respectively. The net discrete tax benefits primarily relate to favorable tax settlements and lapses of statutes of limitations in foreign jurisdictions.  The income tax provision for the three and nine months ended July 31, 2011 includes net discrete tax benefits of $72 million and $55 million, respectively and are primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain foreign uncertain tax positions.

Without considering interest and penalties, the effective tax rate reflects taxes in all jurisdictions except the U.S. and foreign jurisdictions in which income tax expense or benefit continues to be offset by adjustments to valuation allowances. As of July 31, 2012, we intend to maintain valuation allowances in these jurisdictions until sufficient positive evidence exists to support reversal.  We currently have a valuation allowance of $338 million of which $271 million relates to U.S. jurisdictions. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the near future, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed.

At July 31, 2012, our estimate of the annual effective tax rate including discrete items was 8.2 percent. The effective income tax rate including discrete items for the three and nine months ended July 31, 2012 was (2.3) percent and 7.5 percent, respectively. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate or have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate is affected by foreign tax credits, the expected level of other tax benefits, the effects of business acquisitions and dispositions, the impact of changes to valuation allowances, changes in other comprehensive income, as well as changes in the mix of income and losses in the jurisdictions in which we operate that have varying statutory rates.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 - 2007.  Tax adjustments resulting from these agreements will be offset with net operating losses and tax credit carryforwards.  Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  During the three months ended July 31, 2012, we received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Because of the uncertainty as to the timing of a potential settlement or the completion of tax audits, an estimate cannot be made of the range of tax increases or decreases that could occur in the next twelve months.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostics and genomics, communications and electronics industries. In the third quarter of 2012, we formed a new operating segment from our existing businesses. The new diagnostics and genomics segment was formed from a portion of our pre-existing life science business plus the business of the recent acquisition of Dako. Following this re-organization, Agilent has four businesses segments comprised of the life sciences business, the chemical analysis business, the diagnostics and genomics business and the electronic measurement business. The historical segment numbers for the life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.  Key product categories in life sciences include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; Nuclear Magnetic Resonance ("NMR"), Magnetic Resonance Imaging ("MRI"), and X-Ray Diffraction (“XRD”) systems; and services and support for the aforementioned products.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$373	$382	$1,177	$1,164	(2)%	1%
Net revenue	$391	$383	$1,181	$1,113	2%	6%

Life sciences orders for the three and nine months ended July 31, 2012, declined 2 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2012 had an unfavorable impact of 3 and 1 percentage points, respectively, on order growth, when compared to the same periods last year. Order results for the three and nine months ended July 31, 2012 were led by strength in LCMS, informatics and services portfolios. Geographic orders for the three months ended July 31, 2012 grew 8 percent in the Americas, declined 21 percent in Europe, grew 26 percent in Japan, and grew 2 percent in other Asia Pacific when compared to the same period last year. Budget constraints and cautious spending continue to weigh on results in Europe. Orders for the nine months ended July 31, 2012 grew 5 percent in the Americas, declined 8 percent in Europe, grew 30 percent in Japan, and grew 2 percent in other Asia Pacific when compared to the same period last year.

Life sciences revenues for the three and nine months ended July 31, 2012, increased 2 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2012 had an unfavorable impact of 3 and 1 percentage points, respectively, on revenue growth when compared to the same periods last year. Revenue growth in the three and nine months ended July 31, 2012 was led by strength in research products, informatics, LCMS, and services portfolios. Services business was strong due to continuing demand for service contracts, maintenance, and customer education. Geographic revenues for the three months ended July 31, 2012 were flat in the Americas and Europe, grew 6 percent in Japan, and grew 5 percent in other Asia Pacific when compared to the same period last year. Revenues for the nine months ended July 31, 2012 grew 5 percent in the Americas, 4 percent in Europe, 10 percent in Japan, and 8 percent in other Asia Pacific when compared to the same period last year.
For the three months ended July 31, 2012, we saw a slowdown in revenue growth in the pharmaceutical and biotech end markets. The food market saw moderate growth as import and export regulatory activity drove global demand. LCMS food testing was driven by the continued adoption of metabolomics LCMS Quadrupole Time-of-Flight (Q-TOF) based solutions in the food industry and improved software analysis tools. Applied markets also grew from last year, largely in forensics and petrochemical applications. The academia and government market continued to be weak, reflecting pressures from the macroeconomic environment. For the nine months ended July 31, 2012, we saw growth across all end-markets with the exception of academia and government, which was down compared to the same period last year.
Looking forward, we expect macroeconomic weakness to affect demand for our instruments and application solutions. Despite this weakness, we continue to invest in expanding and improving our life sciences applications and solutions portfolio. This quarter we commenced shipment of a number of extensions to the 1200 Infinity LC product line, including the 1290 Infinity Quaternary LC System, the 1290 Infinity two dimensional LC (2D-LC) system, and the 1220 Infinity LC System with integrated diode array detector. These LC extensions continue our focus on performance, versatility, and cost-of-ownership. In addition, we continue to focus on application-specific solutions in emerging countries and markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2012	2011	2012	2011	Months		Months
Gross margin	50.5%	49.8%	50.1%	50.7%	1	ppt	(1)	ppt
Operating margin	14.5%	13.3%	13.4%	13.0%	1	ppt	—	ppt

(in millions)
Research and development	$35	$34	$105	$101	2%		4%
Selling, general and administrative	$106	$106	$328	$319	—%		3%

Gross margins for products and services for the three months ended July 31, 2012 increased 1 percentage point compared to the same period last year. Favorable revenue volume, and lower material costs were partially offset by unfavorable product mix. Gross margins for products and services for the nine months ended July 31, 2012 declined 1 percentage point compared to the same period last year. Unfavorable product mix and higher infrastructure costs over the period were partially offset by favorable revenue volume and lower material costs.
Research and development expenses for the three and nine months ended July 31, 2012 increased 2 percent and 4 percent, respectively, compared to the same periods last year. Increases during these periods were due to continued investment in new products and technologies.
Selling, general and administrative expenses for the three months ended July 31, 2012 remained flat compared to the same period last year. Investments in sales channel coverage were offset by lower commissions and variable pay. Selling, general and administrative expenses for the nine months ended July 31, 2012 increased 3 percent compared to the same period last year. The increase was primarily due to higher wages and investments in sales channel coverage with a focus on emerging markets, partially offset by lower commissions.
Operating margins for products and services for the three months ended July 31, 2012 increased 1 percentage point compared to the same period last year. The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth. Operating margins for products and services for the nine months ended July 31, 2012 was flat compared to the same period last year. Favorable gross profit from higher revenue was offset by incremental operating expenses.
Income from Operations

Income from operations for the three and nine months ended July 31, 2012 increased $6 million and increased $14 million, respectively, on a corresponding revenue increase of $8 million and $68 million. The resultant year-over-year operating margin incremental was 79 percent and 20 percent for the three and nine months ended July 31, 2012. Operating margin incremental is measured by the increase in income from operations compared to prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$372	$400	$1,183	$1,168	(7)%	1%
Net revenue	$381	$383	$1,165	$1,113	—%	5%

Chemical analysis orders for the three and nine months ended July 31, 2012 declined 7 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2012 had an unfavorable impact of 3 and 1 percentage points on the growth in orders, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2012, order results reflect softer demand in industrial markets, as customers have delayed capital purchases due to global economic uncertainty. However, demand for new products, such as our GC-MS Quadrupole Time-of-Flight (Q-TOF) and ICP-MS Triple Quadrupole (QQQ) was strong, and the consumables and services business continued to deliver solid growth. Geographically, orders declined 6 percent in the Americas, 12 percent in Europe, 6 percent in Japan, and 3 percent in other Asia Pacific for the three months ended July 31, 2012 when compared to the same period last year. Orders in the Americas have slowed during the quarter, with instrument orders primarily impacted due to deal delays and lower public sector spending. European order performance continues to be impacted by government budget constraints. In Asia Pacific, China growth moderated in the quarter, consistent with overall economic growth in the region. Orders grew 4 percent in the Americas, declined 4 percent in Europe, declined 2 percent in Japan, and grew 4 percent in other Asia Pacific for the nine months ended July 31, 2012 when compared to the same period last year.
Chemical analysis revenues for the three and nine months ended July 31, 2012 were flat and increased 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2012 had an unfavorable impact of 3 and 1 percentage points on the growth in revenues, respectively, when compared to the same periods last year. After adjusting for currency, revenue growth in the three months ended July 31, 2012 was led by the spectroscopy, consumables, and services portfolios. Within spectroscopy, we saw strong revenue growth in our in ICP-MS, MPAES, and Cary 630 FTIR instruments. Revenue growth in the nine months ended July 31, 2012 was led by the spectroscopy, consumables, and services portfolios, partially offset by decline in Vacuum products. The Vacuum Pump business was negatively impacted by weakness in the semiconductor and industrial markets. Geographically, revenues declined 3 percent in the Americas, declined 1 percent in Europe, declined 8 percent in Japan, and grew 5 percent in other Asia Pacific for the three months ended July 31, 2012 when compared to the same period last year. Although Asia Pacific continued to grow, China growth moderated in the quarter, consistent with overall economic growth in the region. Revenues grew 4 percent in the Americas, 1 percent in Europe, 4 percent in Japan, and 9 percent in other Asia Pacific for the nine months ended July 31, 2012 when compared to the same period last year.
Growth was mixed in core end markets for the three month period ending July 31, 2012. Petrochemical market results were down as declining oil and natural gas prices have negatively impacted profitability of companies in this segment. Customers have cut back on capital spending as a result of reduced demand and an uncertain global economic outlook. The food market continues to be robust as import and export regulatory activity drove global demand. Forensics market results were boosted by increased demand for screening and identification of abused prescription pharmaceuticals and designer drugs. Environmental has softened as government budgets constraints impacted demand. Other applied markets showed net growth as growth in the pharmaceutical and biotech markets were partially offset by decline in the academic and government markets. For the nine month period ending July 31, 2012, growth was similar among the Chemical Analysis core end markets.
Looking forward, we plan on investing to update our core products and applications. Despite macroeconomic weakness, our recently introduced instruments such as the GC-MS Q-TOF and ICP-MS QQQ have demonstrated strong market acceptance. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. In addition, we are focusing on improvements in profitability of the Varian portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2012	2011	2012	2011	Months		Months
Gross margin	50.1%	50.7%	50.9%	50.7%	(1)	ppt	—	ppt
Operating margin	20.9%	20.6%	20.7%	19.4%	—	ppt	1	ppt

(in millions)
Research and development	$23	$23	$70	$69	—%		1%
Selling, general and administrative	$89	$93	$283	$279	(4)%		1%

Gross margins for products and services for the three months ended July 31, 2012 declined 1 percentage point compared to the same period last year. Wage increases and higher discounts were partially offset by lower variable pay, lower infrastructure costs, and lower material costs. Gross margins for products and services for the nine months ended July 31, 2012 were flat compared to the same period last year. Wage increases were offset by favorable revenue volume and lower material costs.
Research and development expenses for the three and nine months ended July 31, 2012 were flat and increased 1 percent, respectively, compared to the same periods last year, due to continued investments in product R&D.
Selling, general and administrative expenses for the three months ended July 31, 2012 decreased 4 percent compared to the same period last year. This was mostly due to decreases in commissions, variable pay, and infrastructure costs. Selling, general and administrative expenses for the nine months ended July 31, 2012 increased 1 percent compared to the same period last year. Wage increases and investments in sales channel coverage were partially offset by lower commissions and infrastructure costs.
Operating margins for products and services for the three months ended July 31, 2012 remained flat compared to the same period last year. Unfavorable gross profit was offset by operating expense savings. Operating margins for products and services for the nine months ended July 31, 2012 increased 1 percentage point compared to the same period last year. The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth.
Income from Operations

Income from operations for the three months ended July 31, 2012 increased $1 million despite a revenue decrease of $2 million. Income from operations for the nine months ended July 31, 2012 increased $25 million on a corresponding revenue increase of $52 million, resulting in a year-over-year operating margin incremental of 47 percent.

Diagnostics and Genomics

Our diagnostics and genomics business provides solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level.  With the acquisition of Dako, a new group of solutions have been added that extend our product offerings to cancer diagnostics with anatomic pathology workflows.   Our broad portfolio of offerings include immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”),  Hematoxylin and Eosin Staining, special staining, DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as automated gel electrophoresis-based sample analysis systems.  We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$106	$63	$241	$202	69%	19%
Net revenue	$106	$70	$246	$208	52%	18%

Diagnostics and genomics orders for the three and nine months ended July 31, 2012, increased 69 percent and 19 percent, respectively, when compared to the same periods last year. The incremental orders associated with the Dako acquisition accounted for 65 percentage points and 20 percentage points of order growth for the three and nine months ended July 31, 2012, respectively, compared to the same periods last year. Foreign currency movements for the three months ended July 31, 2012 had an unfavorable currency impact of 4 percentage point on orders when compared to the same period last year and 1 percentage point for the nine months ended July 31, 2012. For the three months ended July 31, 2012, excluding the impact of the Dako acquisition, order growth was led by strength in CGH array, HaloPlex, GeneSpring and Bioanalyzer Chips & Reagents. On a geographical basis, excluding the impact of the Dako acquisition, Japan led in order growth increasing 20 percent as orders recovered from last year's earthquake and tsunami for the three months ended July 31, 2012 compared to the same period last year. Other Asia Pacific, excluding Japan, grew 7 percent. Europe faced currency headwinds and increased 3 percent, while the Americas grew 1 percent for the three months ended July 31, 2012 compared to same period last year. For the nine months ended July 31, 2012, excluding the impact of the Dako acquisition, orders declined in all regions except in Japan which grew 18 percent as a result of strong order performance in microarrays and SureSelect in the first half of the year. Orders declined 5 percent in Americas, 2 percent in Europe and 1 percent in other Asia Pacific compared to the same period last year as a result of macro-economic pressures in Europe and in the Americas.
Diagnostics and genomics revenues for the three and nine months ended July 31, 2012, increased 52 percent and 18 percent, respectively, when compared to the same periods last year. There was $40 million in revenue associated with the acquisition of Dako in the three and nine months ended July 31, 2012. The incremental revenue associated with the Dako acquisition accounted for 58 percentage points and 19 percentage points of revenue growth in the three and nine months ended July 31, 2012, respectively, compared to the same periods last year. Foreign currency movements for the three months ended July 31, 2012 had an unfavorable currency impact of 4 percentage points when compared to the same period last year and 1 percentage point for the nine months ended July 31, 2012. For the three months ended July 31, 2012, excluding the impact of the Dako Acquisition, revenue performance was led by the clinical market offset by decreases in the academia and government market. Revenue associated with the Dako acquisition consisted primarily of IHC product offerings. Geographically, excluding the impact of the Dako acquisition, revenues declined 9 percent in the Americas and 12 percent in Europe for the three months ended July 31, 2012, as the Americas and Europe continued to face a tough funding environment. Revenue grew 11 percent in Japan and 7 percent in other Asia Pacific for the three months ended July 31, 2012 compared to the same period last year. Excluding the impact of the Dako acquisition, revenues declined 3 percent in the Americas, 3 percent in Europe, and 4 percent in other Asia Pacific, while Japan grew 18 percent for the nine months ended July 31, 2012, when compared to the same period last year. Product performance was led by HaloPlex, Bioanalyzer, Bioanalyzer consumables, TapeStation and CGH.
Looking forward, we anticipate our next phase of growth will be most noticeable in the clinical market as we ramp sales of our SureFISH products. We have a broad menu of probes available to order online or through our existing and new clinical channel. In addition, our focus will be on offering more complete solutions for cytogenetic customers. We will also continue to look selectively at acquisition opportunities. Agilent's purchase of Halo Genomics in the 3 months ended January 31, 2012, was key to the development of our HaloPlex product line now expanded to address competitor platforms in the fast-growing desktop sequencing market. Our HaloPlex portfolio also includes expanded capture size and a six-hour protocol with HaloPlex Fast. Next generation sequencing customers are using HaloPlex in expanding their target screening content with larger sets of genes with a simplified workflow.
In addition, our strategic focus is to ensure the successful integration of Dako. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer. The diagnostics and genomics business now has an expanded product portfolio, including cancer diagnostics tools, and provides antibodies, reagents, scientific instruments and software to customers in pathology laboratories. Revenue synergies are expected with the expansion of our product portfolio and ability to strengthen the company's presence in life sciences.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2012	2011	2012	2011	Months		Months
Gross margin	60.8%	59.2%	62.6%	60.3%	2	ppt	2	ppt
Operating margin	15.2%	12.6%	15.8%	11.5%	3	ppt	4	ppt

(in millions)
Research and development	$13	$10	$33	$30	35%		10%
Selling, general and administrative	$36	$23	$83	$72	54%		16%

Gross margins for products and services for the three and nine months ended July 31, 2012, increased 2 percentage points in both periods, compared to the same periods last year. For the three months ended July 31, 2012, the change was due to the impact of the Dako acquisition, lower variable pay and higher other expenses incurred last year. For nine months ended July 31, 2012, the impact of the Dako acquisition, genomics product mix, as well as material cost reductions and process improvements resulted in gross margin improvement. The gross margin impact due to the acquisition of Dako was 2 percentage points and zero in the three and nine months ended July 31, 2012, respectively.
Research and development expenses for the three and nine months ended July 31, 2012, increased 35 percent and 10 percent, respectively, compared to the same periods last year. For the three months ended July 31, 2012, the increase in research and development was due to the Dako acquisition, partially offset by lower project expenses, lower depreciation and a reduction in variable pay. For the nine months ended July 31, 2012, the increase was due to the impact of the Dako acquisition, partially offset by lower discretionary costs.
Selling, general and administrative expenses for the three and nine months ended July 31, 2012, increased 54 percent and 16 percent, respectively, compared to the same periods last year. For the three months ended July 31, 2012, the increase was due to the Dako acquisition, partially offset by lower variable pay and lower infrastructure costs. For the nine months ended July 31, 2012, the increase was due to the impact of the Dako acquisition, partially offset by lower commissions and reduced infrastructure expenses.
Operating margins for products and services for the three and nine months ended July 31, 2012, increased 3 percentage points and 4 percentage points, respectively, compared to the same periods last year. The operating margin impact due to the acquisition of Dako was 1 percentage point and zero in the three and nine months ended July 31, 2012, respectively. Factors which led to operating margin variances for the three and nine months ended July 31, 2012 are collectively highlighted in the above discussions on gross margins, research and development expenses, and selling, general and administrative expenses.
Income from Operations

Income from operations for the three and nine months ended July 31, 2012, increased $7 million and increased $15 million, respectively, on a corresponding revenue increase of $36 million and $38 million. The resultant year-over-year operating margin incremental was 20 percent and 39 percent for the three and nine months ended July 31, 2012, respectively.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2012	2011	2012	2011	Months	Months
	(in millions)
Orders	$811	$842	$2,525	$2,483	(4)%	2%
Net revenue	$845	$856	$2,499	$2,461	(1)%	2%

Electronic measurement orders for the three and nine months ended July 31, 2012, declined 4 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on order growth for the three months ended July 31, 2012, and had no material impact for the nine-month period. The year-over-year decline in orders for the three months ended July 31, 2012, reflected lower general purpose business, including aerospace and defense and industrial applications, partially offset by slight growth in communications test driven by manufacturing related demand. On a geographical basis, order growth was driven by the Americas, which increased 13 percent year-over-year due to strong communications test demand. Orders declined year-over-year by 8 percent in Europe, 13 percent in Asia Pacific excluding Japan primarily due to lower communications test business, and 16 percent in Japan, due in part to lower semiconductor test. For the nine months ended July 31, 2012, order strength earlier in the period contributed to year-over-year growth, with higher communications test demand partially offset by weaker general purpose business. Orders grew 20 percent in the Americas primarily due to strength in communications test, with decreases in Japan of 3 percent, Europe of 7 percent, and Asia Pacific excluding Japan of 10 percent when compared to the same period last year.
Electronic measurement revenues for the three and nine months ended July 31, 2012, declined 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements unfavorably impacted revenue growth by 1 percentage point for the three months ended July 31, 2012, and had no material impact for the nine-month period. For the three months ended July 31, 2012, revenues declined year-over-year in all regions except the Americas, which grew 17 percent due to strong communications test partially offset by lower aerospace and defense business. Lower communications test drove revenue declines of 8 percent in Japan and 12 percent in Asia Pacific excluding Japan, while Europe decreased 16 percent on a broader market slowdown. For the nine months ended July 31, 2012, revenues in the Americas increased 14 percent, Japan was flat, Asia Pacific excluding Japan decreased 4 percent, and Europe declined 12 percent. Revenue growth in the Americas was driven by strong communications test business while the decline in Europe reflected a broad slowdown across the region.
General purpose test, representing approximately 59 percent of electronic measurement revenues, reflected lower aerospace and defense and industrial application test demand, partially offset by improving semiconductor related business in the three months ended July 31, 2012. Aerospace and defense was softer in the United States, with stable government spending offset by lower demand from defense contractors. Industrial applications business moderated in the most recent three-month period, reflecting deteriorating global economic conditions. Our semiconductor related business improved driven by investments in next generation semiconductor processes and new technology. For the nine months ended July 31, 2012, aerospace and defense was slightly lower year-over-year due to weaker demand in the United States, the computer and semiconductor test business was stable, and industrial application revenues were slightly higher due to growth in Asia Pacific including Japan that occurred earlier in the nine-month period.
Communications test, representing approximately 41 percent of electronic measurement revenues, reflected stronger wireless manufacturing demand partially offset by weaker broadband communications business. Communications test market trends were similar in both the three and nine-month periods ended July 31, 2012. Wireless manufacturing growth was driven by the expansion of production capacity for smartphones and associated component suppliers. Wireless R&D remained relatively stable, reflecting a cautious spending environment and ongoing R&D investment for high data rate applications across the value chain, including chipsets, modules, devices, and infrastructure. Broadband communications test declined following a strong investment cycle last year.
Looking forward, we expect the uncertain economic and market conditions to influence our near-term results. The typical seasonal uptick in aerospace and defense business may be lower than normal due to the upcoming presidential election in the United States and uncertainty of defense program budgets. We expect communications test to moderate, reflecting the typical investment cycle for production capacity expansion; fundamental growth drivers associated with the increased volume of data transmission remain intact. The semiconductor test business is expected to remain solid with investments in new processes and technology.
Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2012	2011	2012	2011	Months		Months
Gross margin	55.9%	57.7%	56.9%	58.5%	(2)	ppts	(2)	ppt
Operating margin	23.3%	23.8%	22.5%	22.4%	(1)	ppt	—	ppts

(in millions)
Research and development	$91	$95	$281	$284	(4)%		(1)%
Selling, general and administrative	$184	$195	$578	$603	(6)%		(4)%

Gross margins for products and services for the three and nine months ended July 31, 2012, declined 2 percentage points for both periods, compared to the same periods last year. Lower margin wireless business and unfavorable product mix were partially offset by reduced variable and incentive pay and lower infrastructure costs.
Research and development expenses for the three and nine months ended July 31, 2012, decreased 4 percent and 1 percent, respectively, compared to the same periods last year. Lower variable and incentive pay were partially offset by wage increases and incremental spending associated with new acquisitions.
Selling, general and administrative expenses for the three and nine months ended July 31, 2012, decreased 6 percent and 4 percent, respectively, compared to the same periods last year. Decreases in variable and incentive pay including commissions and lower infrastructure costs were partially offset by wage increases.
Operating margins for products and services for the three and nine months ended July 31, 2012, decreased 1 percentage point and remained flat, respectively, compared to the same periods last year. For the three-month period, a decline in revenues and the unfavorable impact of lower gross margin wireless business were partially offset by reductions in operating expenses. For the nine months ended July 31, 2012, higher revenues and lower operating expenses were offset by the unfavorable impact of lower margin wireless business.
Income from Operations

Income from operations for the three and nine months ended July 31, 2012, decreased $7 million and increased $11 million, respectively, on a corresponding revenue decrease of $11 million and increase of $38 million. The resultant year-over-year change was an operating margin decremental of 65 percent and an incremental of 29 percent for these periods, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2012 consisted of cash and cash equivalents of $1,923 million as compared to $3,527 million as of October 31, 2011.

As of July 31, 2012, approximately $1.8 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent accrues for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

On June 21, 2012, we completed the previously announced acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”) , under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories to raise the standards for fast and accurate diagnostic answers for cancer patients. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,144 million, $1,401 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $743 million for the nine months ended July 31, 2012 compared to cash provided of $750 million for the same period in 2011. In the nine months ended July 31, 2012, we paid approximately $188 million under our variable and incentive pay programs, as compared to $193 million paid out during the same period of 2011. We paid approximately $74 million and $31 million in taxes in the nine months ended July 31, 2012 and 2011, respectively.

In the nine months ended July 31, 2012, accounts receivable used cash of $22 million compared to cash used of $31 million for the same period in 2011.  Revenue increased by approximately 4 percent in the nine months ended July 31, 2012 as compared to the same period in 2011. Days’ sales outstanding increased to 50 days as of July 31, 2012 from 49 days a year ago. Accounts payable used cash of $1 million for the nine months ended July 31, 2012 compared to cash used of $36 million in the same period in 2011. Cash used for inventory was $74 million for the nine months ended July 31, 2012 compared to cash used of $192 million for the same period in 2011. Inventory day’s on-hand increased to 112 days as of July 31, 2012 compared to 101 days as of the end of the same period last year.

We contributed approximately $69 million to our defined benefit plans in the first nine months of July 31, 2012 compared to $84 million in the same period of 2011. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $13 million to our defined benefit plans during the remainder of 2012.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities was $2,280 million for the nine months ended July 31, 2012 as compared to net cash provided by investing activities of $1,342 million for the same period of 2011 which was due to the change in restricted cash and cash equivalents of $1,545 million. Investments in property, plant and equipment were $132 million for the nine months ended July 31, 2012 compared to $138 million in the same period of 2011. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $188 million for 2011. We terminated a lease agreement and received $80 million from a lease receivable in the nine months ended July 31, 2012. In the nine months ended July 31, 2012, there were $2,227 million of business acquisitions and intangibles assets, net of cash acquired, compared to $96 million in same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2012 was $59 million, which includes $70 million for payment of dividends, compared to cash used of $1,663 million for the same period of 2011 which includes cash used of $1,500 million for the settlement of the World Trade obligation.

Treasury stock repurchases and Dividends

For the nine months ended July 31, 2012 and 2011, we repurchased 2 million shares for $78 million and 10 million shares for $462 million, respectively.

During the nine months ended July 31, 2012, cash dividends of $0.20 per share, or $70 million were declared and paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2012 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2012.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. In the three months ended July 31, 2012 $1 million was repaid  and no borrowings were outstanding under the facility as of July 31, 2012.

Short-term debt and Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the nine  months ended July 31, 2012 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

As of July 31, 2012, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $42 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate of 3 month Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year. The company has entered into an interest rate swap to hedge the interest rate risk on the floating-rate interest debt. The notional amount of the swap contract to receive interest at a variable rate and pay at a fixed interest rate, is $42 million and the fair value as of July 31, 2012 was a liability of less than $1 million. The swap contract is due to terminate in September 2012.

Other

As of July 31, 2012, our contractual obligations under "other purchase commitments" were approximately $84 million for the next year including $8 million as result of acquisition of Dako as compared to $62 million as at the end of October 31, 2011. There were no other substantial changes from our Annual Report on Form 10-K, to our contractual commitments in the first nine months of 2012. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $350 million and $356 million of taxes payable as of July 31, 2012 and October 31, 2011, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 65 percent and 66 percent of our revenues were generated in U.S. dollars during the three months ended July 31, 2012 and 2011, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2012, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk. The interest rate swaps effectively change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. By entering into these interest rate swaps we are also hedging the movements in the fair value of the fixed-rate debt on our balance sheet. However, not all of our fixed rate debt’s fair value is hedged in this manner, and in the future we may choose to terminate previously executed swaps. As of July 31, 2012 we held interest rate swaps with an aggregate notional amount of $292 million associated with our 2012 senior notes and our mortgage debt.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2012, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. An economic downturn may adversely impact our business resulting in:

•reduced demand for our products, delays in the shipment of orders, or increases in order cancellations;
•increased risk of excess and obsolete inventories;
•increased price pressure for our products and services; and
•greater risk of impairment to the value, and a detriment to the liquidity, of our investment portfolio.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

•properly identify customer needs;
•innovate and develop new technologies, services and applications;
•successfully commercialize new technologies in a timely manner;
•manufacture and deliver our products in sufficient volumes and on time;
• differentiate our offerings from our competitors' offerings;
•price our products competitively;
•anticipate our competitors' development of new products, services or technological innovations; and
•control product quality in our manufacturing process.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•changes in foreign currency exchange rates;

•changes in a specific country's or region's political, economic or other conditions;
•trade protection measures and import or export licensing requirements;
•negative consequences from changes in tax laws;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property;
•unexpected changes in regulatory requirements; and
•geopolitical turmoil, including terrorism and war.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we closed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we completed various acquisitions, including Dako A/S, BioSystem Development LLC, Halo Genomics AB, the test systems division of AT4 wireless, and the test and measurement businesses of Centellax, Inc. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•the retention of key employees;
•the management of facilities and employees in different geographic areas;
•the retention of key customers;
•the compatibility of our sales programs and facilities with those of the acquired company; and
•the compatibility of our existing infrastructure with that of an acquired company.

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

•effectively transfer liabilities, contracts, facilities and employees to the purchaser;

•	identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and
•reduce fixed costs previously associated with the divested assets or business.

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

If we do not achieve the contemplated benefits of our acquisition of Dako A/S, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition of Dako. In addition, the operation of Dako within Agilent could be a costly and time-consuming process that involve a number of risks, including, but not limited to:

•
difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•the potential loss of key personnel who choose not to remain with Dako or Agilent;

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

•the possibility that the acquisition may not further our business strategy as we expected;

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

The impact of consolidation of competitors in the electronic measurement and life sciences, markets is difficult to predict and may harm our business.

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, Danaher Corporation completed its acquisition of Beckman Coulter, Inc. in June 2011 and announced the acquisition of One Lambda in July 2012; and Thermo Fisher Scientific completed its acquisitions of Phadia in August 2011 and Doe & Ingalls in May 2012. Consolidation in the electronic measurement and life sciences industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

A number of our products from our life sciences, chemical analysis, diagnostic and genomics businesses are subject to regulation by the United States Food and Drug Administration ("FDA") and certain similar foreign regulatory agencies. In addition, a number of our products, including the Dako products, may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

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

We currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes and a $42 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $8 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•
requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, acquisitions and stock repurchases; and

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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

As of July 31, 2012, we had cash and cash equivalents of approximately $1.9 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2012.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May. 1, 2012 through May. 31, 2012	—	$—	—	NA
Jun. 1, 2012 through Jun. 30, 2012	—	$—	—	NA
Jul. 1, 2012 through Jul. 31, 2012	—	$—	—	NA
Total	—	$—	—	NA

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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 55 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 5, 2012	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 5, 2012	By:	/s/ Solange Glaize
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