Form 10-Q/A
period 2012-07-31
AGILENT TECHNOLOGIES INC
filed 2012-09-07
CIK 1090872

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

Explanatory Note
Agilent Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, which was originally filed on September 5, 2012 (the “Original Filing”). The certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”) filed as Exhibit 32 to the Original Filing contained a typographical error which referred to the quarter ended April 30, 2012 rather than the quarter ended July 31, 2012. At the time of the filing of the Original Filing with the Securities and Exchange Commission, the Company was in possession of manually-signed 906 Certifications that correctly referred to the quarter ended July 31, 2012. The sole purpose of this Amendment is to correct this error in the 906 Certifications.
This Amendment contains only the exhibits to the Original Filing that are being corrected and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 5 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 6, 2012	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 6, 2012	By:	/s/ Solange Glaize
Solange Glaize
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, "Net Income Per Share", to our Condensed Consolidated Financial Statements on page 12.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

*	Filed Herewith
**	Furnished Herewith

5