Form 10-K
period 2012-10-31
AGILENT TECHNOLOGIES INC
filed 2012-12-20
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-15405
_____________________________________________________________
Agilent Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0518772
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.
Address of principal executive offices: 5301 Stevens Creek Blvd., Santa Clara, California 95051
Registrant's telephone number, including area code: (408) 345-8886
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2012, was approximately $13.621 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 1, 2012, there were 347,934,544 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 20, 2013, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2012 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward‑looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, compliance with the rules and regulations of the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, the integration of our Dako acquisition and other transactions, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward‑ looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostics and genomics, communications and electronics industries.

In the third fiscal quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of our recent acquisition of Dako A/S ("Dako"). Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, the diagnostics and genomics business and the electronic measurement business. The historical segment financial information for both the life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

Our life sciences business focuses on the pharmaceutical, biotech, academic and government, bio-agriculture and food safety industries. Our chemical analysis business focuses on the petrochemical, environmental, forensics and food safety industries. Our diagnostics and genomics business focuses on clinical markets, academic and government, pharmaceutical, biotechnology and contract research organization industries. Our electronic measurement business addresses the communications, electronics and other industries. In addition to our four businesses, we conduct centralized manufacturing and order fulfillment through Agilent Order Fulfillment ("AOF") as well as research through Agilent Technologies Laboratories (“Agilent Labs”). Each of our four businesses, AOF and Agilent Labs, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

On June 21, 2012, we acquired Dako through the purchase of 100% of the share capital of Dako, a limited liability company incorporated under the laws of Denmark, under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2.143 billion, of which $1.4 billion was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $6.9 billion for the fiscal year ended October 31, 2012, we generated 32 percent in the U.S. and 68 percent outside the U.S. As of October 31, 2012, we employed approximately 20,500 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado and Delaware in the U.S. and in Australia, China, Denmark, Germany, India, Italy, Japan, Malaysia, Poland, Singapore and the United Kingdom.

The net revenue, income from operations and assets by business segment, as of and for the fiscal year ended October 31, 2012 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Life Sciences Business
Our life sciences business provides application‑focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: liquid chromatography (“LC”) systems, columns and components; liquid chromatography mass spectrometry (“LCMS”) systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance (“NMR”); Magnetic Resonance Imaging (“MRI”); and X-Ray Diffraction (“XRD”) systems; and services and support for the aforementioned products.
We employed approximately 4,000 people as of October 31, 2012 in our life sciences business. This business generated revenue of $1.6 billion in fiscal 2012, $1.5 billion in fiscal 2011 and $1.2 billion in fiscal 2010.
Life Science Markets
Our life sciences business focuses primarily on the following two markets:
The Pharma, Biotech, CRO & CMO Market. This market consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies (“Pharma”). A second sub-segment includes biotechnology companies (“biotech”), contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the Pharma industry value chain.
The Academic and Government Market. This market consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government research market plays an influential role in technology adoption and therapeutic developments for Pharma and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research - multidisciplinary scientific efforts directed at “accelerating therapy development”.
Life Science Measurement Products and Applications
A key factor in all of our life science measurement target markets is the need for new products that increase customer productivity and provide high quality data that enable decision‑making by our customers. Our key product segments include:
Liquid Chromatography Products
A liquid chromatograph (“LC”) or a high performance liquid chromatograph (“HPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent LC portfolio is modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi‑method/walk-up, high-capacity/high-throughput or multi‑dimensional LC and can be extended to application‑based analyzers e.g. for bio-molecular separations, chiral analysis or size exclusion chromatography. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns, new services and diagnostics offerings and ongoing instrument and software product enhancements.

Mass Spectrometry Products
A mass spectrometer (“MS”) identifies and quantifies chemicals based on a chemical's molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. Liquid chromatography (“LC”) is commonly used to separate compounds and introduce them to the MS system. The combined use of LC and MS (“LCMS”) is frequently used both to identify and quantify chemical compounds. Mass spectrometry is an important tool in analyzing small molecules and can also be used to characterize and quantify proteins and other biological entities. Agilent's LCMS portfolio includes instruments built around four main analyzer types - single quadrupole, triple quadrupole, time-of-flight (“TOF”) and quadrupole time-of-flight (“QTOF”). We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, reliability, and ease of use.
Software and Informatics Products
We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory‑compliant use of instruments in pharmaceutical quality assurance/quality control environments. With OpenLab, Agilent has introduced a scalable, open architecture that enables customers to easily capture, analyze, and share scientific data throughout the lab and across the enterprise.
Lab Automation and Robotics
We offer a comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi‑armed robotic systems. These solutions strengthen our offering of automated sample‑preparation solutions across a broad range of applications. In fiscal 2012 we acquired AssayMAP technology, which in combination with Agilent's Bravo liquid handling platform enables highly parallel automated microchromatography for protein purification and characterization.
NMR and MRI systems
With the acquisition of Varian during fiscal 2010, Agilent has enriched its portfolio with NMR, spectrometers, MRI systems and XRD systems used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC.
Nucleic Acid Solutions
We provide highly specialized contract manufacturing of nucleic acid molecules designed for use as active pharmaceutical ingredients (“API”) for pharmaceutical and biotech companies. The API we produce are custom modified versions of human DNA or RNA molecules that serve as the key component in drugs targeted at diseases that  involve genetic disorders. We offer proprietary manufacturing process know-how for synthesis and purification of these complex molecules, and capability to support the quantities customers need for use in preclinical studies, clinical trials, and commercial production.  We also provide an array of manufacturing related support-services, including development of analytical methods and processes, stability studies, process validation, and regulatory support.
Consumables and Services
We also offer a broad range of consumable products, which support our LC, and MS technology platforms. These consumable products include sample preparation products; self-manufactured LC columns, instrument replacement parts, and consumable supplies to meet our customers' analysis needs. All of our products are designed to Agilent's specifications to improve and maximize the performance of our instruments.
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
Life Sciences Customers
We had over 30,000 customers for our life sciences business in 2012. No single customer represented a material amount of the net revenue of the life sciences business. A significant number of our life sciences customers are also customers of our chemical analysis and diagnostics and genomics businesses.

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
Life Sciences Sales, Marketing and Support
The life science channel focuses on the therapeutics customer base (Pharma, biotech, CRO, CMO and Generics) and on emerging life sciences opportunities in academic and government life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We use direct sales to market our solutions to all of our pharmaceutical and biopharmaceutical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales.
We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, telephone support and self-diagnostic services provided over the Internet. We also offer special industry‑focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements. Our products typically come with standard warranties, and extended warranties are available for additional cost.
Life Sciences Manufacturing
Our manufacturing supports our diverse product range and customer‑centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado and North Carolina in the U.S. Outside of the U.S., we have manufacturing facilities in Germany, Malaysia, Poland, Singapore and U.K. We utilize just-in-time manufacturing.
Life Sciences Competition
The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences arena include: Bruker Corp., Danaher Corporation, Thermo Fisher Scientific Inc. and Waters Corp. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Chemical Analysis Business

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography ("GC") systems, columns and components; gas chromatography mass spectrometry ("GC-MS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

We employed approximately 4,000 people as of October 31, 2012 in our chemical analysis business. This business generated revenue of $1.6 billion in fiscal 2012, $1.5 billion in fiscal 2011, and $1.2 billion in fiscal 2010.

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

Mass Spectrometry Products

Mass spectrometry ("MS") is a technique for analyzing the individual chemical components of substances by ionizing them and determining their mass-to-charge ratios. Our MS products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole, quadrupole time-of-flight and ion trap mass spectrometers. We combine our mass spectrometers with other instruments to create high-performance instruments such as gas chromatograph mass spectrometers ("GC/MS"), and inductively coupled plasma mass spectrometers ("ICP-MS"). We also offer related software, accessories and consumable products for these and other similar instruments.

Spectroscopy Products

Spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our spectroscopy instruments include atomic absorption ("AA") spectrometers, microwave plasma-atomic emission spectrometers (“MP-AES”), inductively coupled plasma-optical emissions spectrometers ("ICP-OES"), inductively coupled plasma-mass spectrometers ("ICP-MS"), fluorescence spectrophotometers, ultraviolet- visible ("UV-Vis") spectrophotometers, Fourier Transform infrared ("FT-IR") spectrophotometers, near-infrared ("NIR") spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

Vacuum Technology Products

Our vacuum technologies products are used to create, control, measure and test vacuum environments in life science, industrial and scientific applications where ultra-clean, high-vacuum environments are needed. Vacuum technologies' customers are typically OEMs that manufacture equipment for these applications. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular and ion getter), intermediate vacuum pumps (rotary vane, sorption and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). These products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

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

Chemical Analysis Customers

We had approximately 35,000 customers for our chemical analysis business in 2012. No single customer represented a material amount of the net revenue of the chemical analysis business. A significant number of our chemical analysis customers are also customers of our life sciences business.

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

Chemical Analysis Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Delaware, Connecticut, and Massachusetts in the U.S. Outside of the U.S., we have manufacturing facilities in Australia, Canada, China, Italy, Malaysia, Netherlands, Japan, and the United Kingdom. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

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

Diagnostics and Genomics Business

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

We employed approximately 2,000 people as of October 31, 2012 in our diagnostics and genomics business. This business generated revenue of $0.4 billion in fiscal 2012 and $0.3 billion in fiscal 2011 and 2010.

Diagnostics and Genomics Markets

Our diagnostics and genomics business focuses primarily on the following three markets:

The Clinical Market. A significant part of our clinical diagnostic customers are in pathology labs throughout the world. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market is skewed towards the mature economies, with approximately 75% of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.
The clinical market for genomics consists of high complexity clinical labs performing patient testing, including “for-profit” reference laboratories, hospital labs, and molecular diagnostic companies. While these labs primarily purchase in vitro diagnostics (“IVD”) labeled testing kits, they often develop and validate their own molecular based tests. Analyte Specific Reagents (“ASRs”) are often used by these labs.

The Academic and Government Market. This market consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutions and privately funded organizations. The academic and government research market plays an influential role in technology adoption and therapeutic developments for Pharma/Biotech and Clinical Laboratories. As such, there is heavy emphasis on human disease research.

The Pharma, Biotech, & CRO Market. This market consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery and development and clinical trials. There has been much activity in this market space, where most large Pharma companies have acquired a biopharma arm, enabling development of therapeutics based on both small molecules (classic pharmaceuticals) and large molecules (protein/ antibody based). Due to the relative low drug efficacy within oncology, Pharma companies are partnering with diagnostic companies to bring validated test to the market with their new drugs. Additionally, Pharma companies are more often outsourcing clinical trial work to CRO's, making them a growing portion of this market segment.

Diagnostics and Genomics Products and Applications

Our products fall into seven main areas of work: pathology products, specific proteins and flow reagents, target enrichment, cytogenetic research solutions, microarrays, nucleic acid quality control, and molecular biology products.

Pathology Products

This area consists of routine clinical solutions for tissue based cancer diagnostics with solutions that comprise antibodies, reagents, instruments and software targeting both primary and advanced cancer diagnostics. Our CoverStainer and Artisan based product families target primary cancer diagnostics through Hematoxylin and Eosin (“H&E”) staining as well as Special Stains for additional insights and detection of potentially carcinogenic infections. Our Autostainer based IHC solution and Instant Quality Fluorescence In Situ Hybridization ("IQFISH") technologies provide advanced tumor typing through investigation of protein and gene expression. This also includes so called companion diagnostic tests that are used to help identify patients most likely to benefit from a specific targeted therapy.

Specific Proteins and Flow Reagents

Our reagent partnership business is a provider of clinical diagnostic products within the areas of specific proteins for turbidimetry and reagents for flow cytometry. These are sold OEM as customized reagent solutions supplied to top IVD companies or through retail partners.

Target Enrichment

Agilent continues to be a strong player in the next generation sequencing market. SureSelect enables researchers to enrich their samples for only the regions of the genome of interest (for example, the gene coding region), thus vastly reducing the amount of sequencing needed per sample, and thereby reducing the overall experiment cost. The level of customization available for the SureSelect product line enables researchers to accurately enrich for and sequence the entire exome (gene coding region), as well as other subsets of genes or regions they are interested in for specific research. This is particularly useful for researchers who focus on DNA mutation detection and genotyping. SureSelect is compatible with major next generation sequencing platforms.

Cytogenetic Research Solutions

Agilent is a leading provider of microarrays for Comparative Genomic Hybridization (“CGH”), most used by customers in cytogenetic laboratories. The product portfolio has been expanded to include microarrays that detect both copy number changes and copy neutral changes by utilizing single nucleotide polymorphisms (“SNPs”) on the same microarray. In addition to the microarrays, Agilent's research solution includes reagents for sample processing, hardware for reading the microarrays, and software to help users view the data in a meaningful way.

Microarrays

Agilent provides a wide range of microarrays to the research market. We offer custom arrays with no minimum order size and short delivery time, which differentiates us from other vendors and enables researchers the maximum flexibility in their studies. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; 60-mer oligo microarrays on industry‑standard 1” × 3” glass slides for key applications (gene expression, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications); custom microarray design services; and GeneSpring software products for data analysis.

Nucleic Acid QC

Agilent provides an instrument platform for sizing, quantitation, and quality control of DNA, RNA, and proteins for researchers performing gene expression and next generation sequencing experiments. This platform includes instruments that address the range of throughput needs for genomics scientists. The flagship Bioanalyzer has typically been targeted towards customers with lower throughput needs while the TapeStation is targeted towards higher throughput researchers. Both systems include dedicated analysis software plus pre-packaged consumables and pre-validated methods.

PCR & qPCR Instrumentation and Molecular Biology Reagents

Polymerase Chain Reaction (“PCR”) is a standard laboratory method used to amplify the amount of genetic material of a given sample to enable further interrogation. Quantitative PCR (“qPCR”) or real time PCR is also a standard method used in genomic research facilities to measure the amount of a specific nucleic acid sequence within a sample. There are several applications for qPCR, among the most common are identifying the expression level of a specific gene, or calculating the amount of a specific pathogen present in a sample. Agilent offers a complete portfolio of PCR & qPCR instruments, as well as specialty enzymes for amplifying difficult sample types. In addition to PCR and qPCR enzymes, Agilent offers a wide range of molecular biology reagents including tools for cloning and mutagenesis applications.

Diagnostics and Genomics Customers

We had over 15,000 customers in our diagnostics and genomics business in 2012. No single customer represented a material amount of the net revenue of the diagnostics and genomics business. A significant number of our diagnostics and genomics customers are also customers of our life sciences business.

The genomics business is susceptible to seasonality in its orders and revenues primarily based on U.S. and foreign government budgets. In general, the result is that our second and fourth quarters tend to be the strongest quarters for revenues. The diagnostics business is generally a fairly stable business impacted primarily by local holidays. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.

Diagnostics and Genomics Sales, Marketing and Support

The diagnostics and genomics channel focuses on the clinical customer base (pathology labs and high complexity clinical testing labs) as well as on human disease research customers within Pharma, Biotech, CRO, academic and government genomics research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We use direct sales to market our pathology clinical solutions in major markets and our genomic solutions to all of our genomics accounts. Sales agents and distributors supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We utilize telesales for more mature product lines, as well as for reorders of reagent products.

We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, telephone support and self-diagnostic services provided over the internet. Our genomics products typically come with standard warranties, and extended warranties are available for additional cost. Our complete pathology solutions are often sold with both application and technical service support.

Diagnostics and Genomics Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We offer customers the ability to customize their designs for microarrays and target enrichment for free through our web portal. Our manufacturing process then converts these designs into custom products for shipment to customers. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have genomics manufacturing facilities in California and Texas (FDA registered) in the U.S. Outside of the U.S., we have genomics manufacturing facilities in Germany, Malaysia, Singapore and the U.K. We utilize just-in-time manufacturing. Manufacturing of our pathology products, specific proteins and flow reagents takes place in Denmark and in California, both sites are FDA registered.

Diagnostics and Genomics Competition

The markets for diagnostics and genomic products in which we compete are characterized by intense competition. Our principal competitors in the genomics arena include: Affymetrix Inc., Illumina, Inc., Life Technologies Corp, Abbott Laboratories, Roche, Bio-Rad Inc. and Perkin-Elmer. Our principal competitors in the pathology arena include Ventana Medical Systems, Inc. (Roche Tissue Diagnostics), Leica Biosystems Nussloch GmbH (Danaher Corporation), Thermo Fisher Scientific  Inc., Sakura and Abbott Laboratories. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Diagnostics and Genomics Government Regulation

Some of the products the diagnostics and genomics group sells are subject to regulatory approval by the FDA and other regulatory bodies throughout the world. As such, we continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance. Our pathology manufacturing facilities in Denmark and California have established quality management systems and manufacturing practices designed to comply with the adequate standards for the in vitro diagnostics industry, including ISO 13485 Medical devices and FDA 21CFR Part 820 quality system regulation as well as additional international standards. Our genomics Cedar Creek, Texas manufacturing facility has been registered with the FDA as a medical device manufacturing facility. This FDA registered facility is the site where our class I ASR SureFISH products are manufactured. Additionally, other facilities maintain ISO 13485 manufacturing compliance.

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

Our electronic measurement business employed approximately 8,000 people as of October 31, 2012. Our electronic measurement business generated $3.3 billion in revenue in fiscal 2012 and 2011 and $2.8 billion in revenue in fiscal 2010.

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

The communications test market accounted for approximately 37 percent of revenue from our electronic measurement business in 2012.

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

The general purpose test market accounted for approximately 63 percent of revenue from our electronic measurement business in 2012.

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

Our wireless communications and microwave network products include radio frequency and microwave test instruments and EDA software tools. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations. We provide handheld instruments for the installation and maintenance of wireless networks. Our high-frequency EDA software tools and instruments are used by radio frequency integrated circuit design engineers to model, simulate and analyze communications product designs at the circuit and system levels. Our customers are also applying this technology more frequently to model signal integrity problems in digital design applications as digital speeds continue to increase.

Our suite of fiber optic test products measure and analyze a wide variety of critical optical and electrical parameters in fiber optic networks and their components. Components which can be tested with Agilent solutions include source lasers, optical amplifiers, filters and other passive components. Test products include optical modulation analyzers, optical component analyzers, optical power meters, and optical laser source products.

General Purpose Test Products

We sell the following types of products into the general purpose test market: general purpose instruments, modular instruments and test software, digital test products, semiconductor and board test solutions, electronics manufacturing test equipment, atomic force microscopes and network surveillance solutions.

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

Our semiconductor and board test solutions enable customers to develop and test state of the art semiconductors, test and inspect printed circuit boards, perform functional testing, and measure position and distance information to the sub-nanometer level. We supply parametric test instruments and systems used primarily to examine semiconductor wafers during the manufacturing process. Our in-circuit test system helps identify quality defects, such as faulty or incorrect parts, that affect electrical performance. Our laser interferometer measurement systems are based on precision optical technology and provide precise position or distance information for dimensional measurements.

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

We had approximately 15,000 customers for electronic measurement products in fiscal 2012 and no single customer represented a material amount of the net revenue of the electronic measurement business.

In general, the orders and revenues from many of the electronic measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first quarter of the fiscal year and higher volumes in the fourth quarter of the fiscal year. This seasonality is particularly evident in products that we sell into the aerospace and defense industry, as well as those linked to consumer spending, which includes some of our communications test equipment. The seasonal impact of our business is tempered by broader economic trends and the diversity of our electronic measurement products and customers, which span multiple industries.

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

Electronic Measurement Manufacturing

We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California and Colorado in the U.S. Outside of the U.S. we have manufacturing facilities in China, Germany, Japan and Malaysia.

We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

Electronic Measurement Competition

The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), National Instruments Corporation, Rohde & Schwartz GmbH & Co. KG, Spirent plc, Tektronix, Inc. (a subsidiary of Danaher Corporation) and Teradyne, Inc. In the general purpose test market, we compete against companies such as Aeroflex Incorporated, Bruker Corporation, Fluke Corporation (a subsidiary of Danaher Corporation), Teledyne Technologies Incorporated, National Instruments Corporation, Rohde & Schwartz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., Test Research Inc., and Zygo Corporation.

Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Agilent Technologies Research Laboratories

Agilent Technologies Research Laboratories ("Research Labs") is our research organization based in Santa Clara, California, with offices in Europe and China. The Research Labs create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's measurement footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, nano/microfabrication, microfluidics, software, informatics, optics, physics, physiology and signal processing. As of the end of October 2012, Research Labs employed approximately 250 personnel worldwide.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally these organizations are centrally operated from Santa Clara, California, with services provided worldwide. As of the end of October 2012, our global infrastructure organization employed approximately 3,000 people worldwide including Research Labs.

Agilent Order Fulfillment Organization

Beginning in fiscal year 2012, we created the Agilent Order Fulfillment organization to centralize all order fulfillment and supply organizations and operations. AOF leverages our strength in manufacturing, engineering, strategic sourcing and logistics for life sciences, chemical analysis and electronic measurement businesses. In general, AOF employees are dedicated to specific businesses and business headcount numbers include AOF employees.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

Research and development ("R&D") expenditures were $668 million in 2012, $649 million in 2011 and $612 million in 2010, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers. Backlog amounts have been restated for the year ended October 31, 2011 to conform to this definition.
On October 31, 2012, our unfilled backlog for the electronic measurement business was approximately $800 million, as compared to approximately $850 million at October 31, 2011. On October 31, 2012, our unfilled backlog for the chemical analysis business was approximately $360 million, as compared to approximately $320 million at October 31, 2011. Within our life sciences business, our unfilled backlog was approximately $500 million on October 31, 2012 as compared to approximately $490 million at October 31, 2011. On October 31, 2012, our unfilled backlog for the diagnostics and genomics business was approximately $30 million, as compared to approximately $30 million at October 31, 2011. We expect that a majority of the unfilled backlog for all four businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Intellectual Property

We generate patent and other intellectual property rights covering significant inventions and other innovations in order to create a competitive advantage. While we believe that our licenses, patents and other intellectual property rights have value, in general no single license, patent or other intellectual property right is in itself material. In addition, our intellectual property rights may be challenged invalidated or circumvented or may otherwise not provide significant competitive advantage.

Materials

Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Our electronic measurement, chemical analysis, life sciences and diagnostics and genomics businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

Environmental

Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to Agilent will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.

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

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 68 percent in fiscal 2012, 70 percent in fiscal 2011, and 68 percent in fiscal 2010, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 16 percent in fiscal 2012 and 2011 and 14 percent in fiscal 2010. Approximately 10 percent of our revenue in fiscal 2012, 11 percent in fiscal 2011 and 10 percent in fiscal 2010 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 60 percent in fiscal year 2012, 56 percent in fiscal year 2011 and 52 percent in fiscal year 2010. Approximately 12, 13 and 13 percent of our long-lived assets were located in Japan in fiscal years 2012, 2011 and 2010, respectively.

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

Acquisition of Material Assets

On June 21, 2012, we acquired Dako through the purchase of 100% of the share capital of Dako, a limited liability company incorporated under the laws of Denmark, under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2.143 billion, of which $1.4 billion was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash.

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
Solange Glaize, 48, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since March, 2012. From June 2011 to March 2012, Ms. Glaize served as our Vice President of Finance and Business Development, Group CFO, Life Sciences Group and from September 2009 to June 2011 as Vice President of Finance, Group CFO, Life Sciences Group.  From May 2005 to November 2009, she served as Senior Director of Finance, Life Sciences Solution Unit. Ms. Glaize has previously served in various capacities for Agilent, including as Director of Finance, Worldwide Order Fulfillment, Director of Sales Finance and Administration, Semiconductor Products Group and as Managing Director, European Financial Services.  Prior to joining Agilent, Ms. Glaize held a variety of positions in finance with Hewlett-Packard Company.
Jean M. Halloran, 60, has served as our Senior Vice President, Human Resources since from August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett‑Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett‑Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett‑Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.
Didier Hirsch, 61, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 2010 and as Chief Accounting Officer from November 2007 to July 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett‑Packard Company in 1989 as Director of Finance and Administration of Hewlett‑Packard France. In 1993, he became Director of Finance and Administration of Hewlett‑ Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett‑Packard Europe, Middle East, and Africa. Mr. Hirsch serves on the Board of Directors of Logitech International and International Rectifier Corporation.
Marie Oh Huber, 51, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. She served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009 and as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007. She is also a director of the American Leadership Forum - Silicon Valley.
Michael R. McMullen, 51, has served as Senior Vice President, Agilent and President, Chemical Analysis Group since September 2009. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical

Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.
Ronald S. Nersesian, 53, has served as President since November 2012 and as Chief Operating Officer since November 2011. From November 2011 to November 2012 Mr. Nersesian served as Executive Vice President and Chief Operating Officer. He served as our Senior Vice President, Agilent and President, Electronic Measurement Group from March 2009 to November 2011, as our Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as our Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002. Mr. Nersesian serves on the Board of Directors of Trimble Navigation Limited.
Nicolas H. Roelofs, 54, has served as Senior Vice President, Agilent and President, Life Sciences Group since September 2009. From June 2006 to September 2009 he served as our Vice President and General Manager of the Life Sciences Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to joining Agilent, Mr. Roelofs served as Group Operations Officer of the Life Sciences Group of Bio-Rad Laboratories from January 2005 to May 2006. Prior to that, Mr. Roelofs served as Chief Operating Officer of Stratagene Corporation from September 2001 to December 2004.
Guy Séné, 58, has served as Senior Vice President, Agilent and President, Electronic Measurement Group since November 2011. From May 2009 to November 2011, Mr. Séné served as our Vice President and General Manager, Microwave and Communications Division of the Electronic Measurement Group, and from October 2006 to April 2009, he served as our Vice President and General Manager, Signal Analysis Division. Prior to that, Mr. Séné held a broad variety of positions in sales, marketing and support in Europe and Asia for Agilent and Hewlett‑Packard Company.
William P. Sullivan, 62, has served as Agilent's Chief Executive Officer and a Director since March 2005 and as President from March 2005 to November 2012. Before being named as Agilent's Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president's office with Agilent's former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent's Electronic Products and Solutions Group, the company's largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett‑Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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
Our Amended and Restated Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under “Corporate Governance”. These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. An economic downturn may adversely impact our business resulting in:

•	reduced demand for our products, delays in the shipment of orders, or increases in order cancellations;

•	increased risk of excess and obsolete inventories;

•	increased price pressure for our products and services; and

•	greater risk of impairment to the value, and a detriment to the liquidity, of our investment portfolio.

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

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

If we are unable to successfully manage the consolidation and streamlining of our manufacturing operations, we may not achieve desired efficiencies and our ability to deliver products to our customers could be disrupted.

Although we utilize manufacturing facilities throughout the world, we have been consolidating, and may continue to consolidate, our manufacturing operations to certain of our plants to achieve efficiencies and gross margin improvements. Additionally, we typically consolidate the production of products from our acquisitions into our supply chain and manufacturing processes, which are technically complex and require expertise to operate. If we are unable to establish processes to efficiently and effectively produce high quality products in the consolidated locations, we may not achieve the anticipated synergies and production may be disrupted, which could adversely affect our business and operating results.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins, and operating results.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2010, we closed our acquisition of Varian, Inc. and the sale of our Network Solutions Division. During fiscal 2011, we completed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we completed various acquisitions, including Dako A/S, BioSystem Development LLC, Halo Genomics AB, the test systems division of AT4 wireless, and the test and measurement businesses of Centellax Inc. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

We may not achieve the desired benefits from our acquisition of Dako. In addition, the operation of Dako within Agilent could be a costly and time-consuming process that involves a number of risks, including, but not limited to:

•
difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	the potential loss of key personnel who choose not to remain with Dako or Agilent;

•	the potential loss of key customers or suppliers who choose not to do business with the combined business; and

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

Even if we are able to successfully operate Dako within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

•	the possibility that the acquisition may not further our business strategy as we expected;

•	the possibility that we may not be able to expand the reach and customer base for Dako current and future products as expected;

•	the possibility that we may not be able to expand the reach and customer base for Agilent products as expected;

•	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable;
and

•	the fact that the acquisition will substantially expand our diagnostics business, and we may not experience anticipated growth in that market.

As a result of these risks, the Dako acquisition may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

The impact of consolidation and acquisitions of competitors is difficult to predict and may harm our business.

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, Danaher Corporation completed its acquisitions of Beckman Coulter, Inc. in June 2011 and IRIS

International in November 2012; Thermo Fisher Scientific completed its acquisitions of Phadia in August 2011, Doe & Ingalls in May 2012, and One Lambda in September 2012; and PerkinElmer completed its acquisitions of Haoyuan Biotech in November 2012 and Caliper Life Sciences in November 2011. Consolidation in our industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Some of our chemical analysis products and related consumables marked by our chemical analysis and life sciences businesses are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must conform the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, , then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

A number of our products from our life sciences, chemical analysis and diagnostics and genomics businesses are subject to regulation by the United States Food and Drug Administration ("FDA") and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. As such, we continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance. Our pathology manufacturing facilities in Denmark and California have established quality management systems and manufacturing practices designed to comply with the adequate standards for the in vitro diagnostics industry, including ISO 13485 Medical devices and FDA 21CFR Part 820 quality system regulation as well as additional international standards. Our genomics Cedar Creek, Texas manufacturing facility has been registered with the FDA as a medical device manufacturing facility. This FDA registered facility is the site where our class I ASR SureFISH products are manufactured. Additionally, other facilities maintain ISO 13485 manufacturing compliance. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers, investigations or notices of non-compliance, fines, injunctions, and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

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

We are subject to ongoing tax examinations of our tax returns by the U.S. Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

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

Although the cash generated in the United States from our operations covers our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the maturity of our debt obligations, including our senior notes coming due in July 2013, our stock repurchase program, our declared dividends and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding an aggregate principal amount of $2.25 billion in senior unsecured notes and a $44 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and Agilent Technologies Laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

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

As of October 31, 2012, we had cash and cash equivalents of approximately $2.35 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2012 we owned or leased a total of approximately 11.1 million square feet of space worldwide including the Dako acquisition. Of that, we owned approximately 8.6 million square feet and leased the remaining 2.5 million square feet. Our sales and support facilities occupied a total of approximately 1.4 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.7 million square feet. All of our businesses share sales offices throughout the world.
Information about each of our businesses appears below:
Life Sciences Group.  Our life science measurement business has manufacturing and R&D facilities in Singapore, Malaysia, Germany, Poland, U.K. and the U.S.
Chemical Analysis Group.  Our chemical analysis measurement business has manufacturing and R&D facilities in Australia, China, Malaysia, Italy, Japan, Netherlands, U.K. and the U.S.
Diagnostics & Genomics Group.  Our diagnostic and genomics business has manufacturing and R&D facilities in Denmark and the U.S.
Electronic Measurement Group.  Our electronic measurement business has manufacturing and R&D facilities in China, Germany, Japan, Malaysia, Singapore, India and the U.S.

Item 3. Legal Proceedings
We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. The following table sets forth the high and low sale prices and the dividend payments per quarter for the 2011 and 2012 fiscal years as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2011	High	Low	Dividends
First Quarter (ended January 31, 2011)	$44.45	$34.38	N/A
Second Quarter (ended April 30, 2011)	$50.68	$39.94	N/A
Third Quarter (ended July 31, 2011)	$55.33	$41.29	N/A
Fourth Quarter (ended October 31, 2011)	$42.78	$28.67	N/A

Fiscal 2012	High	Low	Dividends
First Quarter (ended January 31, 2012)	$44.85	$32.51	N/A
Second Quarter (ended April 30, 2012)	$46.28	$39.15	$0.10
Third Quarter (ended July 31, 2012)	$43.27	$35.32	$0.10
Fourth Quarter (ended October 31, 2012)	$40.97	$35.38	$0.10

As of December 1, 2012, there were 33,750 common stockholders of record.
We paid our first quarterly dividend on April 25, 2012 to shareholders of record as of the close of business on April 3, 2012.  During fiscal 2012, we issued three quarterly dividends, each in the amount of $0.10 per share. On November 16, 2012, we announced a dividend in the amount of $0.10 per share payable on January 23, 2013 to the shareholders of record as of the close of business on December 31, 2012. All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held March 20, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company's purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2012. The total number of shares of common stock purchased by the company during the year ended October 31, 2012 is 4,500,000.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2012 through Aug. 31, 2012	—	—	—	NA
Sep. 1, 2012 through Sep. 30, 2012	500,000	38.49	500,000	NA
Oct. 1, 2012 through Oct. 31, 2012	2,000,000	$37.53	2,000,000	NA
Total	2,500,000	$37.72	2,500,000

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

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated Statement of Operations Data:	(2)		(1)
Net revenue	$6,858	$6,615	$5,444	$4,481	$5,774
Income before taxes	$1,043	$1,032	$692	$7	$815
Net income (loss)	$1,153	$1,012	$684	$(31)	$693
Net income (loss) per share — Basic:	$3.31	$2.92	$1.97	$(0.09)	$1.91
Net income (loss) per share — Diluted:	$3.27	$2.85	$1.94	$(0.09)	$1.87
Weighted average shares used in computing basic net income (loss) per share	348	347	347	346	363
Weighted average shares used in computing diluted net income (loss) per share	353	355	353	346	371
Cash dividends declared per common share	$0.30	—	—	—	—

	October 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheet Data:	(2)		(1)
Cash and cash equivalents and short-term investments	$2,351	$3,527	$2,649	$2,493	$1,429
Working capital	$2,736	$3,732	$3,086	$2,838	$1,852
Long-term restricted cash and cash equivalents	$—	$—	$—	$1,566	$1,582
Total assets	$10,536	$9,057	$9,696	$7,612	$7,007
Long-term debt	$2,112	$1,932	$2,190	$2,904	$2,125
Stockholders' equity	$5,182	$4,308	$3,228	$2,506	$2,559

(1) Consolidated financial data includes Varian, acquired on May 14, 2010.
(2) Consolidated financial data includes Dako, acquired on June 21, 2012 and non-recurring tax benefit relating to the reversal of U.S. valuation allowance.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent is the world's premier measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostics and genomics, communications and electronics industries. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Agilent's total orders in 2012 were $6,877 million, an increase of 2 percent when compared to 2011. The increase in orders associated with the Dako acquisition accounted for 2 percentage points of order growth for the year ended October 31, 2012 when compared to 2011. Within each of our life sciences, chemical analysis and electronic measurement businesses, orders were flat when compared to the prior year. Orders within our diagnostics and genomics business increased 44 percent when compared to last year and was attributable to the Dako acquisition. Agilent's total orders in 2011 increased 18 percent when compared to 2010. The increase in orders associated with the Varian acquisition less the orders attributable to our divested businesses accounted for 5 percentage points of order growth for the year ended October 31, 2011 when compared to 2010.

Agilent's net revenue of $6,858 million increased 4 percent when compared to 2011. The revenue increase associated with the Dako acquisition accounted for approximately 2 percentage points of the revenue increase for the year ended October 31, 2012 when compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of approximately1 percentage point compared to 2011. There was modest growth in demand for life sciences products led by an increase in revenue from the pharmaceutical and biotechnology market, but there was also a corresponding decrease in revenue from the academic and government market for the year ended October 31, 2012, when compared to the prior year. Within our chemical analysis business revenue grew moderately compared with the prior year. There were modest increases in revenue from the food safety and forensics markets, but environmental and petrochemical markets were relatively flat when compared to the prior year. The diagnostics and genomics business growth compared to the prior year was attributable to the acquisition of Dako. Within electronic measurement, total revenue from general purpose markets was flat in 2012 when compared to the prior year with a modest shortfall in revenue from aerospace and defense offset by an increase in revenue from the computer and semi-conductor market. Also within electronic measurement, the communications test business was flat for the year ended October 31, 2012 when compared to the prior year with wireless manufacturing reporting good revenue growth in the year offset by a decline in the revenue from the wireless R&D market. Agilent's total net revenue in 2011 increased 22 percent when compared to 2010. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses accounted for 5 percentage points of revenue increase for the year ended October 31, 2011 when compared to 2010.

Net income was $1,153 million in 2012 compared to net income of $1,012 million and $684 million in 2011 and 2010, respectively. In 2012, 2011 and 2010 we generated operating cash flows of $1,228 million, $1,260 million and $718 million, respectively. As of October 31, 2012 and 2011 we had cash and cash equivalents balances of $2,351 million and $3,527 million, respectively.

On June 21, 2012, we completed our acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”), under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako became a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer. For additional details related to the acquisition of Dako, see Note 3, "Acquisitions".

Looking forward, we believe we have entered a slow-growth environment where continued uncertainty will dampen demand for our products and services. There are improvements to be achieved in operating performance by leveraging our value engineering, purchase power, logistics and manufacturing capabilities. We also have a number of variable cost mechanisms that we are able to use moving forward. We expect to continue to introduce innovative technologies and deliver market-leading products, while we make progress in optimizing our order fulfillment and manufacturing operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes.

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

We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

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

Share-based compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield.  On January 17, 2012, the company's Board of Directors approved the initiation of quarterly cash dividends to the company's shareholders. The fair value of all the awards granted prior to the declaration of quarterly cash dividend was measured based on an expected dividend yield of 0%. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date.

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

In 2010 the expected life of our employee stock options was 4.4 years. In the first quarter of 2011, we revised our estimate of the expected life of our employee stock options from 4.4 to 5.8 years. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants, which we believe is representative of future behavior. There was no change to the expected life of our employee stock options in 2012. See Note 4, "Share-based Compensation," to the consolidated financial statements for more information.

The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Retirement and post-retirement benefit plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Agilent based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2012 and 2011, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio and decreased in 2012 from the previous year. For 2012 and 2011, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and either remained unchanged or decreased. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $6 million on U.S. pension expense and $17 million on non-U.S. pension expense. The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $52 million in 2012, $58 million in 2011, and $82 million in 2010.

Goodwill and purchased intangible assets. Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. Subsequent to October 31, 2011, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

The qualitative indicators replace those previously used to determine whether an interim goodwill impairment test is required. Agilent opted to early adopt this guidance for the year ended October 31, 2011.

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

In fiscal year 2012, we assessed goodwill impairment for our four reporting units; life sciences, chemical analysis, diagnostics and genomics and electronic measurement. Based on our results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our four reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, is greater than their respective carrying values. There was no impairment of goodwill during the years ended October 31, 2012, 2011 and 2010. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In-process research and development (IPR&D) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are in the IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Agilent adopted this guidance for the year ended October 31, 2012. We recorded an impairment of $1 million in 2012, relating to an IPR&D project that was abandoned. No impairments were recorded in 2011 and 2010.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2012, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project. We performed impairment analyses of purchased intangible assets in 2011 and recorded $3 million of impairment charges primarily related to a business where we ceased operations. We performed impairment analyses of purchased intangible assets in 2010 and recorded $13 million of impairment charges primarily related to a divested business.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2012, we provided a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

During the fourth quarter of 2012, we concluded that the valuation allowance for most of our U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring, non-cash tax benefit of $280 million relating to the valuation allowance reversal.

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

As a part of our accounting for business combinations, intangible assets are recognized at fair values and goodwill is measured as the excess of consideration transferred over the net estimated fair values of assets acquired. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible and therefore deferred tax liabilities have been recorded for non-deductible amortization expenses as a part of the accounting for business combinations.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Orders and Net Revenue

	Years Ended October 31,			2012 over 2011 % Change	2011 over 2010 % Change
	2012	2011	2010
	(in millions)
Orders	$6,877	$6,769	$5,744	2%	18%
Net revenue:
Products	$5,659	$5,482	$4,464	3%	23%
Services and other	$1,199	$1,133	$980	6%	16%
Total net revenue	$6,858	$6,615	$5,444	4%	22%

	Years Ended October 31,			2012 over 2011 Ppts Change	2011 over 2010 Ppts Change
	2012	2011	2010
% of total net revenue:
Products	83%	83%	82%	—	1 ppt
Services and other	17%	17%	18%	—	(1) ppt
Total	100%	100%	100%

Agilent's total orders in 2012 were $6,877 million, an increase of 2 percent when compared to 2011. The increase in orders associated with the Dako acquisition accounted for 2 percentage points of order growth for the year ended October 31, 2012 when compared to 2011. Within each of our life sciences, chemical analysis and electronic measurement businesses, orders were flat when compared to the prior year. Orders within our diagnostics and genomics business increased 44 percent when compared to last year and was attributable to the Dako acquisition. Agilent's total orders in 2011 increased 18 percent when compared to 2010. The increase in orders associated with the Varian acquisition less the orders attributable to our divested businesses accounted for 5 percentage points of order growth for the year ended October 31, 2011 when compared to 2010.

Agilent's net revenue of $6,858 million increased 4 percent when compared to 2011. The revenue increase associated with the Dako acquisition accounted for approximately 2 percentage points of the revenue increase for the year ended October 31, 2012 when compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of approximately 1 percentage point compared to 2011. There was modest growth in demand for life sciences products led by an increase in revenue from the pharmaceutical and biotechnology market, but there was also a corresponding decrease in revenue from the academic and government market for the year ended October 31, 2012, when compared to the prior year. Within our chemical analysis business revenue grew moderately compared with the prior year. There were modest increases in revenue from the food safety and forensics markets, but environmental and petrochemical markets were relatively flat when compared to the prior year. The diagnostics and genomics business growth compared to the prior year was attributable to the acquisition of Dako. Within electronic measurement, total revenue from general purpose markets was flat in 2012 when compared to the prior year with a modest shortfall in revenue from aerospace and defense offset by an increase in revenue from the computer and semi-conductor market. Also within electronic measurement, the communications test business was flat for the year ended October 31, 2012 when compared to the prior year with wireless manufacturing reporting good revenue growth in the year offset by a decline in the revenue from the wireless R&D market. Agilent's total net revenue in 2011 increased 22 percent when compared to 2010. The revenue increase associated with the Varian acquisition less the revenue attributable to our divested businesses accounted for 5 percentage points of revenue increase for the year ended October 31, 2011 when compared to 2010. Note 21, "Segment Information" shows a reconciliation between segment revenue and net revenue.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 6 percent in 2012 as compared to 2011. The service and other revenue growth is higher than product revenue growth due to a portion of the revenue being driven more by the previously installed base than current period product sales. Services and other revenue increased 16 percent in 2011 as compared to 2010. The increase in services and other revenue associated with the Varian acquisition less the revenue attributable to the network solutions divestiture accounted for 2 percentage points of revenue increase in 2011.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers. Backlog amounts have been restated for the year ended October 31, 2011 to conform to this definition.
On October 31, 2012, our unfilled backlog for the electronic measurement business was approximately $800 million, as compared to approximately $850 million at October 31, 2011. On October 31, 2012, our unfilled backlog for the chemical analysis business was approximately $360 million, as compared to approximately $320 million at October 31, 2011. Within our life sciences business, our unfilled backlog was approximately $500 million on October 31, 2012 as compared to approximately $490 million at October 31, 2011. On October 31, 2012, our unfilled backlog for the diagnostics and genomics business was approximately $30 million, as compared to approximately $30 million at October 31, 2011. We expect that a majority of the unfilled backlog for all four businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
Gross margin on products	53.9%	54.9%	55.7%	(1) ppt	(1) ppt
Gross margin on services and other	46.1%	45.9%	45.1%	—	1 ppt
Total gross margin	52.6%	53.3%	53.8%	(1) ppt	(1) ppt
Operating margin	16.3%	16.2%	10.3%	—	6 ppts

(in millions)
Research and development	$668	$649	$612	3%	6%
Selling, general and administrative	$1,817	$1,809	$1,752	—	3%

In 2012, total gross margin decreased 1 percentage point in comparison to 2011. The unfavorable impact of product mix, increased intangible amortization and inventory fair value adjustments related to the Dako acquisition were offset by lower variable and incentive pay. In 2011, total gross margins decreased 1 percentage point in comparison to 2010. The unfavorable impact of the Varian acquisition (including fair value adjustments) and higher variable and incentive pay were largely offset by the benefits of favorable volume impacts, decreased business and infrastructure programs and lower restructuring costs. Operating margins in

2012 were flat when compared to 2011. This was the result of maintaining cost control through a decrease in variable and incentive pay while absorbing increases in expenditure from acquisitions and wage increases. Operating margins in 2011 increased 6 percentage points as compared to 2010 due to higher volume partly offset by increased variable and incentive pay.

Gross inventory charges were $30 million in 2012, 2011 and 2010. Sales of previously written down inventory were $5 million in 2012, 2011 and 2010.

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

Research and development expenditures increased 3 percent in 2012 compared to 2011. Increased expenditure was due to our continued investment in new product development and technologies and increased costs due to acquisitions, primarily Dako, offset by lower variable and incentive pay. Research and development expenditures increased 6 percent in 2011 compared to 2010. Increases were due to new product development, the Varian acquisition and higher variable and incentive pay. These increases were partly offset by the impact of the divested businesses (the network solutions and Hycor businesses) and decreased restructuring expenses.

Selling, general and administrative expenses were flat in 2012 when compared to 2011. Increases were due to the acquisition of Dako, wage increases and investments in sales channel coverage offset by decreases in variable and incentive pay and lower commissions. Selling general and administrative expenses increased 3 percent in 2011 compared to 2010. Increased expenditure was due to the Varian acquisition and higher variable and incentive pay offset by the impact of decreased restructuring expenses and the costs associated with the divested businesses (the network solutions and Hycor businesses).

For the year ended October 31, 2010 we recorded a $132 million gain on the sale of our network solutions business and $54 million of other income in respect of a tax sharing settlement with Hewlett Packard Company.

Interest expense for the years ended October 31, 2012, 2011 and 2010 was $101 million, $86 million and $96 million, respectively, and relates to the interest charged on our senior notes offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2012, our headcount was approximately 20,500 compared to 18,700 in 2011 and 18,500 in 2010. A significant proportion of the increase in our headcount in 2012, compared to 2011, was due to the Dako acquisition.

Income Taxes

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Provision (benefit) for income taxes	$(110)	$20	$8

For 2012, the effective tax rate reflects a favorable benefit of 11 percent. The 11 percent effective tax rate benefit reflects tax on earnings in jurisdictions that have low effective tax rates and includes a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also includes a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate is also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.

For 2011, the effective tax rate was 2 percent. The 2 percent effective tax rate reflects tax on earnings in jurisdictions that had low effective tax rates and includes a $97 million net tax benefit primarily associated with a refund in Canada and the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions. The income tax provision also included a $26 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets for which the majority was recorded in the quarter ended April 30, 2011. The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010. For the full year, this out of period adjustment was substantially offset by other out of period adjustments. The net impact of all out of period adjustments on the effective tax rate was immaterial. Without considering interest and penalties, the effective rate reflected taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continued to be offset by adjustments to valuation allowances.

For 2010, the effective tax rate was 1 percent. The 1 percent effective tax rate included a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that had low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the effective rate reflected taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continued to be offset by adjustments to valuation allowances.

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore and Malaysia. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $122 million, $127 million, and $62 million in 2012, 2011, and 2010, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.35, $0.36, and $0.18 in 2012, 2011 and 2010, respectively.

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

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 - 2007.  Tax adjustments resulting from these agreements were offset with net operating losses and tax credit carryforwards.  Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  During the three months ended July 31, 2012, we received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments, the most significant of which pertains to the amount of a gain from the disposition of a business that was allocated to the U.S. for income tax purposes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on our operating results or financial condition. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics, diagnostics and genomics industries. In the third fiscal quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of our recent acquisition of Dako A/S ("Dako"). Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, diagnostics and genomics business and the electronic measurement business. The historical segment numbers for both the life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

Life Sciences

Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance ("NMR"), Magnetic Resonance Imaging ("MRI"), and X-Ray Diffraction (“XRD”) systems; and services and support for the aforementioned products.

Orders and Net Revenue

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
	(in millions)
Orders	$1,594	$1,597	$1,279	—	25%
Net revenue from products	$1,180	$1,147	$926	3%	24%
Net revenue from services and other	402	368	300	9%	23%
Total net revenue	$1,582	$1,515	$1,226	4%	24%
Life sciences orders in 2012 were flat compared to 2011. Foreign currency movements had an unfavorable impact of 2 percentage point on order growth when compared to the prior year. Order results were led by demand in the informatics, automation, nucleic acid, and services portfolios. Geographically, orders grew 6 percent in the Americas, declined 10 percent in Europe, grew 19 percent in Japan, and were flat in other Asia Pacific during 2012 when compared to 2011. Budget constraints and cautious spending weighed on the results in Europe. Life sciences orders in 2011 increased 25 percent compared to 2010, driven by strength in the LCMS, automation, and informatics portfolios, along with consumables and services. Excluding the impact of the Varian and Biocius acquisitions and the Hycor divestiture, orders grew 13 percent year over year.
Life sciences net revenue in 2012 increased 4 percent compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of 2 percentage points compared to 2011. Revenue growth was led by strength in the LCMS, informatics, automation, nucleic acid solutions, and services portfolios. Services business was strong due to demand for service contracts, maintenance, and multi-vendor services. Geographically, revenue grew 6 percent in the Americas, 1 percent in Europe, 4 percent in Japan, and 7 percent in other Asia Pacific during 2012 when compared to 2011. Life sciences revenue in 2011 increased 24 percent compared to 2010, with growth in the Americas helped by an expanded sales channel selling a broader portfolio of products to our customers. Excluding the impact of the Varian and Biocius acquisitions and the Hycor divestiture, revenue grew 13 percent year over year.
During this fiscal year, revenue grew in the pharmaceutical and biotech markets, food testing, and all other applied markets including forensics, petrochemical, and environmental. Despite tightening of budgets, growth in the pharmaceutical market was driven by technology refresh programs leading to replacement business, quality assurance, and quality control. The food market saw moderate growth as global food regulations continue to drive demand. LCMS food testing was driven by the continued uptake of metabolomics LCMS Quadrupole Time-of-Flight (Q-TOF) based solutions in the food industry and improved software analysis tools. Applied markets also grew from last year, with forensics, petrochemical, and environmental applications all making moderate gains. The academia and government market was rather weak, reflecting the macroeconomic environment.
The overall macroeconomic weakness has affected demand for our instruments and application solutions, and we expect that to continue at the start of the next fiscal year. Despite this weakness, we continue to invest in expanding and improving our life sciences applications and solutions portfolio. Our new products released during the year, such as the 1290 Infinity Quaternary LC System, continue our technology leadership in the LC market by setting new benchmarks for performance, versatility and cost-of-ownership. In addition, we continue to focus on application-specific solutions in emerging countries and markets.

Gross Margin and Operating Margin
The following table shows the life sciences business' margins, expenses and income from operations for 2012 versus 2011, and 2011 versus 2010.

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
Total gross margin	50.8%	50.4%	52.4%	—	(2) ppts
Operating margin	14.5%	13.3%	16.6%	1 ppt	(3) ppts

(in millions)
Research and development	$141	$134	$104	5%	29%
Selling, general and administrative	$433	$427	$335	1%	28%
Income from operations	$230	$202	$203	14%	(1)%

Gross margins in 2012 remained flat compared to 2011. Favorable revenue volume and lower material costs were offset by higher infrastructure costs and unfavorable product mix. Gross margins declined by 2 percentage points in 2011 compared to 2010 mainly due to the impact of the Varian portfolio, which has lower gross margins, higher logistics costs, and higher consumables costs partially offset by favorable volume impact.
Research and development expenses increased 5 percent in 2012 compared to 2011. The increase was mainly due to continued investment in new products and technologies. Research and development expenses increased 29 percent in 2011 compared to 2010, mostly due to our Varian and Biocius acquisitions and investments in new product development.
Selling, general and administrative expenses increased 1 percent in 2012 compared to 2011. The increase was due to investments in sales channel coverage with a focus on emerging markets, partially offset by lower commissions and discretionary spending. Selling, general and administrative expenses increased 28 percent in 2011 compared to 2010. The increase was due to acquisitions (Varian and Biocius), higher commissions, and investments in sales channel coverage.
Operating margins increased by 1 percentage point in 2012 compared to 2011. The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth. Operating margins declined by 3 percentage points in 2011 compared to 2010 as the operating expense growth slightly outpaced the increased gross profit.

Income from Operations
Income from operations in 2012 increased by $28 million or 14 percent on a revenue increase of $67 million, a 41 percent year-over-year operating margin incremental. Income from operations in 2011 decreased by $1 million or 1 percent despite a revenue increase of $289 million. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

Chemical Analysis

Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography (GC) systems, columns and components; gas chromatography mass spectrometry (GC-MS) systems; inductively coupled plasma mass spectrometry (ICP-MS) instruments; atomic absorption (AA) instruments; inductively coupled plasma optical emission spectrometry (ICP-OES) instruments; molecular spectroscopy instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Orders and Net Revenue

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
	(in millions)
Orders	$1,604	$1,589	$1,224	1%	30%
Net revenue from products	$1,219	$1,194	$954	3%	25%
Net revenue from services and other	340	324	246	5%	32%
Total net revenue	$1,559	$1,518	$1,200	3%	27%

Chemical analysis orders in 2012 increased 1 percent compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of 1 percentage point compared to 2011. Order results were led by solid performance in services and consumables, along with GC-MS and ICP-MS instruments. Service orders were led by strength in contracts and lab management services. ICP-MS orders were led by our 7700 Series ICP-MS and 8800 ICP-MS Triple Quadrupole (ICP-QQQ). Growth was largely offset by declines in GC instruments and the vacuum pump portfolio. Geographically, orders grew 5 percent in the Americas, declined 5 percent in Europe, declined 4 percent in Japan, and grew 4 percent in other Asia Pacific during 2012 when compared to 2011. Europe was negatively impacted by the budget constraints and cautious spending. Chemical analysis orders in 2011 increased 30 percent compared to 2010, driven by strength in the GC, GC-MS, ICP-MS portfolios, along with consumables and services. Excluding the impact of the Varian and A2 Technologies acquisitions, orders grew 11 percent year over year.

Chemical analysis net revenue in 2012 increased 3 percent compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of 2 percentage points compared to 2011. Revenue growth was led by services and consumables, along with the strength in ICP-MS instruments. However, we continue to face challenges in the vacuum pump portfolio as weakness in semiconductor and industrial markets affected results. Geographically, revenue grew 2 percent in the Americas, declined 1 percent in Europe, declined 2 percent in Japan, and grew 8 percent in other Asia Pacific during 2012 when compared to 2011. Many U.S. government purchases have been slowed or put on hold due to continued weakness at the federal, state, and local levels, which slowed growth in the Americas. Other Asia Pacific was a bright spot, boosted by a strong finish in China during the last quarter. Chemical analysis revenue in 2011 increased 27 percent compared to 2010, with particularly strong growth in other Asia Pacific including China. Excluding the impact of the Varian and A2 Technologies acquisitions, revenues grew 8 percent year over year.

Growth was mixed in core end markets. The worldwide food market remains strong in all sectors, and demand to export safe and high quality food in the emerging markets remains robust. The food safety segment continues to drive increased testing capacity and instrument purchases in all product categories, consumables, and services. Forensics market growth was encouraging, particularly in developing countries. Increasing demand for screening and identification of abused prescription pharmaceuticals and designer drugs is driving purchasing of new, high resolution mass spectrometry technologies. Environmental has softened as government budget constraints impacted demand. Petrochemical market results were relatively flat. Weak industrial demand in chemical and energy end markets, along with declining prices, have negatively impacted profitability of companies in the energy and chemical market segment. This has resulted in customer cut backs on capital spending, and some slowing in the replacement business, particularly in the Americas and Europe. Other applied markets showed net growth as growth in the pharmaceutical and biotech markets was partially offset by decline in the academic and government markets.

The overall macroeconomic weakness has affected demand for our instruments and application solutions, and we expect that to continue in the near term. Despite this weakness, we will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. Our new products released during the year, such as the GC-MS Q-TOF, ICP-QQQ, and MP-AES, have demonstrated strong market acceptance. In addition, we are focusing on improvements in profitability of the Varian portfolio by refreshing products and consolidating supply chain activities.

Gross Margin and Operating Margin

The following table shows the chemical analysis business's margins, expenses and income from operations for 2012 versus 2011, and 2011 versus 2010.

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
Total gross margin	51.4%	51.1%	53.5%	—	(2) ppts
Operating margin	21.7%	20.6%	23.3%	1 ppt	(3) ppts

(in millions)
Research and development	$93	$92	$68	—	35%
Selling, general and administrative	$371	$371	$294	—	26%
Income from operations	$338	$313	$279	8%	12%

Gross margins in 2012 remained flat compared to 2011. Higher product discounts were offset by favorable revenue volume and lower material costs. Gross margins declined by 2 percentage points in 2011 compared to 2010 due to the addition of the Varian portfolio, which has lower gross margins and higher logistics costs.

Research and development expenses remained flat in 2012 compared to 2011. We continue to make investments in product R&D. Research and development expenses increased 35 percent in 2011 compared to 2010, primarily driven by the Varian acquisition.

Selling, general and administrative expenses remained flat in 2012 compared to 2011. Investments in sales channel coverage with a focus on emerging markets were offset by lower commissions and discretionary spending. Selling, general and administrative expenses increased 26 percent in 2011 compared to 2010, primarily driven by the Varian acquisition.

Operating margins increased by 1 percentage point in 2012 compared to 2011. The increase was mainly due to favorable gross profit from higher revenue while holding expenses flat. Operating margins declined by 3 percentage points in 2011 compared to 2010 due to decline in gross margins and increase in incremental operating expenses.

Income from Operations

Income from operations in 2012 increased by $25 million or 8 percent on a revenue increase of $41 million, a 60 percent year-over-year operating margin incremental. Income from operations in 2011 increased by $34 million or 12 percent compared to 2010 on a revenue increase of $318 million, an 11 percent year-over-year operating margin incremental.

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

Orders and Net Revenue

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
	(in millions)
Orders	$399	$278	$247	44%	13%
Net revenue from products	$398	$277	$253	45%	9%
Net revenue from services and other	$4	$—	$—	—	—
Total net revenue	$402	$277	$253	45%	9%

Diagnostics and genomics orders in 2012 increased 44 percent compared to 2011. The incremental orders associated with the acquisition of Dako accounted for 32 percent of our diagnostics and genomics business, and 45 percentage points of the order growth in 2012. Foreign currency movements had an unfavorable currency impact of 1 percentage points on the year-over-year. Excluding the impact of the Dako acquisition, the 2012 order growth was led by strength in CGH array, HaloPlex, GeneSpring and Bioanalyzer Chips & Reagents. Geographically, excluding the impact of the Dako acquisition, orders declined 5 percent in the Americas, 2 percent in Europe and 2 percent in other Asia Pacific as a result of macro-economic pressures in the Americas and Europe. Japan saw order growth of 12 percent compared to 2011 driven by the strong order performance as the country recovers from the triple disaster (tsunami, earthquake and nuclear reactor meltdown) in 2011. Diagnostics and genomics orders in 2011 increased 13 percent compared to 2010. Order results were led by strength in SureSelect, microarrays and Bioanalyzer sales. Geographically, orders grew 5 percent in the Americas, 15 percent in Europe, 21 percent in Japan, and 32 percent in other Asia Pacific during 2011 when compared to 2010.
Diagnostics and genomics net revenue in 2012 increased 45 percent compared to 2011. There was $126 million in revenue associated with the acquisition of Dako in 2012. The incremental revenue associated with the acquisition of Dako accounted for 31 percent of our diagnostics and genomics business, and 45 percentage points of revenue growth in 2012 compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of 1 percentage point compared to 2011. The increase in services and other revenue in 2012 was due to the Dako acquisition. Excluding the impact of the Dako acquisition, revenue growth was led by TapeStations, HaloPlex, Bioanalyzer consumables and CGH arrays, offset by declines in microarrays and SureSelect. Revenue associated with the Dako acquisition consisted primarily of IHC product offerings. Geographically, excluding the impact of the Dako acquisition, revenues declined 1 percent in the Americas, 4 percent in Europe, 36 percent in other Asia Pacific, and grew 74 percent in Japan during 2012 when compared to 2011. Diagnostics and genomics net revenue in 2011 increased 9 percent compared to 2010. Foreign currency movements for 2011 had a favorable impact of 3 percentage points compared to 2010. Revenue growth was led by SureSelect and followed by solid performance in CGH and gene expression microarrays as well as Bioanalyzers. Geographically, revenues declined 2 percent in the Americas, grew 19 percent in Europe, 17 percent in Japan, and 26 percent in other Asia Pacific during 2011 when compared to 2010.
During 2012, we saw strong revenue growth in the clinical, diagnostics, and the pharmaceutical and biotech markets, with offsetting declines in the academic and government market. Solid growth in the clinical market reflected increased investments in genomics applications driven by aging populations all over the world and greater use of next generation sequencing within clinical centers. The cancer diagnostics market remained robust within pathology staining as the fundamental socio-demographic growth drivers continued to increase test volumes, while the more efficient automation solutions and test procedure standardization drove demand due to its cost and labor reduction advantages. Growth in the pharmaceutical and biotech market was strong, reflecting worldwide outsourcing demand for preclinical research and development as patents expire and generic drugs expand rapidly. The academia and government market remained soft in 2012 due to the U.S. and European cautious funding environments. However, next generation sequencing continues to attract government funding in many fields, including medical science, microbiology, and bio-agriculture. In 2011, we saw positive revenue growth in the pharmaceutical and biotech, academic and government markets, as well as solid growth in the clinical market.
Looking forward, we are optimistic about our growth opportunities in the clinical research market as our broad portfolio of products especially SureFISH, HaloPlex and CGH microarrays are well suited to address customer needs. The addition of HaloPlex has strengthened our target enrichment offerings and sales have exceeded our expectation. We have plans to continue investing in target enrichment as next generation sequencing moves into the research clinic. We are committed to the microarray business and have partnered with a former competitor who is exiting the microarray business to transition their customers onto Agilent microarrays, further growing our installed base.  We continue to expand our SureFISH menu of probes and are now at over 450 probes targeting both cancer and constitutional applications including translocation probes targeting leukemia for cancer market. We are always looking selectively at acquisition opportunities to better serve our customers and to drive future growth.

Gross Margin and Operating Margin
The following table shows diagnostics and genomics' margins, expenses and income from operations for 2012 versus 2011, and 2011 versus 2010.

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
Total gross margin	62.9%	61.0%	58.7%	2 ppts	2 ppts
Operating margin	16.1%	12.5%	7.1%	4 ppts	5 ppts

(in millions)
Research and development	$54	$40	$38	37%	4%
Selling, general and administrative	$134	$95	$93	41%	3%
Income from operations	$65	$35	$18	88%	92%

Gross margins improved by 2 percentage points in 2012 compared to 2011. The improved gross margins were due to the acquisition of Dako, lower royalty expenses, due to a decline of certain key royalty-bearing products, and a favorable hedging impact in 2012. Gross margins improved by 2 percentage points in 2011 compared to 2010 mainly due to favorable currency impacts, lower royalty expenses, due to a decline of certain key royalty-bearing products, and favorable product mix in favor of higher margin consumable and reagent revenues.
Research and development expenses increased 37 percent in 2012 compared to 2011, due to the acquisition of Dako offset by lower project expenses. Research and development expenses increased 4 percent in 2011 compared to 2010, driven mainly by the Lab901 acquisition.
Selling, general and administrative expenses increased 41 percent in 2012 compared to 2011. The increase was due to the acquisition of Dako, partially offset by decreases in commission expenses and infrastructure expenses. Selling, general and administrative expenses increased 3 percent in 2011 compared to 2010 due to the Lab901 acquisition.
Operating margins improved by 4 percentage points in 2012 compared to 2011. Operating margins improved by 5 percentage points in 2011 compared to 2010. Factors which led to operating margin improvement over both periods have been explained in the above discussions on better gross margins and well controlled operating expenses.
Income from Operations
Income from operations in 2012 increased by $30 million or 88 percent on a revenue increase of $125 million, a 24 percent year-over-year operating margin incremental. Income from operations in 2011 increased by $17 million or 92 percent compared to 2010 on a revenue increase of $24 million, a 69 percent year-over-year operating margin incremental.

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

Orders and Net Revenue

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
	(in millions)
Orders	$3,280	$3,305	$2,994	(1)%	10%
Net revenue from products	$2,862	$2,875	$2,345	—	23%
Net revenue from services and other	453	441	439	3%	—
Total net revenue	$3,315	$3,316	$2,784	—	19%

Electronic measurement orders declined 1 percent in 2012 compared to 2011. Foreign currency movements had a slightly unfavorable impact on the year-over-year growth rate. Growth in our communications test business reflected solid wireless communications demand partially offset by a decline in broadband communications orders. General purpose test was lower year-over-year on weaker industrial and lower aerospace and defense business partially offset by higher computer and semiconductor test orders. On a geographic basis, orders increased 13 percent in the Americas but declined by 3 percent in Japan, 7 percent in Europe, and 11 percent in Asia Pacific excluding Japan. Year-over-year changes in communications test demand contributed to the order growth in the Americas and the decline in Asia Pacific excluding Japan. Electronic measurement orders increased 10 percent in 2011 compared to 2010. Order growth in wireless manufacturing, industrial, and computers and semiconductor test was partially offset by a decline in network monitoring orders associated with the divestiture of the network solutions business.

Electronic measurement revenue was flat in 2012 compared to 2011 on flat demand for both general purpose and communications test. Foreign currency movements had minimal impact on year-over-year growth. Regionally, revenue from the Americas increased 10 percent, reflecting strong communications test business, offset by declines of 1 percent in Japan, 5 percent in Asia Pacific excluding Japan, and 11 percent in Europe. The decline in Europe reflected a broader market slowdown and general economic weakness. Revenue from products was flat year-over-year while service related revenue increased 3 percent due to our installed base. Electronic measurement revenue increased 19 percent in 2011 compared to 2010 on strong demand from industrial, computers and semiconductor, and wireless communications test partially offset by a decrease in network monitoring associated with the divestiture of the networks solutions business.

General purpose test revenue, representing approximately 63 percent of electronic measurement revenue, reflected slight growth in computers and semiconductor business, flat industrial test demand, and a slight decline in aerospace and defense. Growth in the computers and semiconductor business reflected continuing demand for digital test driven in part by the proliferation of high speed data transmission and increased investments in new semiconductor processes and technology partially offset by a decline in semiconductor manufacturing. Uncertain global economic conditions contributed to flat revenue for industrial or general purpose application test. Our aerospace and defense business reflected stronger demand from the United States government offset by softer demand from international customers, including Asia. In 2011, general purpose test represented 63 percent of electronic measurement revenue with strong demand from industrial, computer, and semiconductor test customers.

Communications test revenue, representing approximately 37 percent of electronic measurement revenue, reflected strong wireless manufacturing test demand offset by lower wireless R&D and broadband communications business. Strength in wireless manufacturing was driven by capacity expansion for smartphones and the associated supply chain. Though investments continued in high data rate applications including long-term evolution (“LTE”), economic uncertainty and cautious spending by customers contributed to soft wireless R&D demand. Broadband communications moderated following a period of strong investment associated with the evolution to data-driven services. In 2011, communications test represented 37 percent of electronic measurement revenue, reflecting growth in wireless and broadband communications partially offset by a decline in network monitoring revenue due to the divestiture of the network solutions business.

Looking forward, we expect a cautious spending environment driven by ongoing global economic uncertainty. There continues to be downward pressure on the aerospace and defense market with near-term uncertainty relating to the budget for the United States government. We anticipate continued interest in high-speed digital test applications with limited investment in semiconductor manufacturing capacity. Communications test demand is expected to moderate on decelerating smartphone capacity expansion and conservative spending in R&D.

Gross Margin and Operating Margin

The following table shows the electronic measurement business's margins, expenses and income from operations for 2012 versus 2011 and 2011 versus 2010.

	Years Ended October 31,			2012 over 2011 Change	2011 over 2010 Change
	2012	2011	2010
Total gross margin	56.9%	58.4%	58.4%	(2) ppts	—
Operating margin	22.7%	22.9%	15.7%	—	7 ppts

(in millions)
Research and development	$375	$379	$391	(1)%	(3)%
Selling, general and administrative	$761	$798	$798	(5)%	—
Income from operations	$751	$760	$438	(1)%	74%

Gross margins declined 2 percentage points in 2012 compared to 2011 on flat revenue. The unfavorable impact of a higher proportion of lower gross margin wireless manufacturing business and slightly higher expenses were partially offset by lower variable and incentive pay. Gross margins were flat in 2011 compared to 2010 with the favorable impact of volume offset by the unfavorable impact of currency movements, unfavorable mix with a higher proportion of lower gross margin wireless manufacturing business, increased variable and incentive pay, and higher infrastructure costs.

Research and development expenses declined 1 percent in 2012 compared to 2011. Decreases in variable and incentive pay and infrastructure costs were partially offset by incremental spending associated with new acquisitions and wage increases. Research and development expenses declined 3 percent in 2011 compared to 2010. Lower infrastructure costs and spending reductions of which a portion related to the network solutions business divestiture were partially offset by higher variable and incentive pay and the unfavorable impact of currency movements.

Selling, general and administrative expenses decreased 5 percent in 2012 compared to 2011. Lower variable and incentive pay, infrastructure costs, and commissions were partially offset by wage increases. Selling, general and administrative expenses were flat in 2011 compared to 2010. Lower infrastructure costs and spending reductions partially related to the network solutions divestiture were offset by the unfavorable impact of currency movements and higher variable and incentive pay.

Operating margins were approximately the same in 2012 compared to 2011 on flat revenue; lower gross margins were mostly offset by reductions in operating expenses. Operating margins improved by 7 percentage points in 2011 compared to 2010. Higher revenue volume and lower infrastructure costs were partially offset by increased variable and incentive pay and the unfavorable impact of currency movements.

Income from Operations

Income from operations in 2012 decreased by $9 million or 1 percent compared to 2011 on flat revenue, reflecting the net impact of lower gross margins mostly offset by reductions in expenses. Income from operations in 2011 increased by $322 million or 74 percent compared to 2010 on a revenue increase of $532 million, a 61 percent year-over-year operating margin incremental that reflected the benefits of higher revenue volume and limited expense growth.

Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2012 consisted of cash and cash equivalents of $2,351 million as compared to $3,527 million as of October 31, 2011.

As of October 31, 2012, approximately $2,245 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

On June 21, 2012, we completed the acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”), under the share purchase agreement, dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,143 million, $1,400 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,228 million in 2012 as compared to $1,260 million provided in 2011. We received $65 million in interest rate swap proceeds and $61 million in respect of a tax sharing settlement with Hewlett Packard Company during the year ended October 31, 2011. We paid approximately net $86 million in taxes in 2012 as compared to net $22 million in 2011. In 2010, we generated $718 million in net cash provided by operating activities.

In 2012, accounts receivable provided cash of $19 million, provided cash of $11 million in 2011 and used cash of $166 million in 2010. Days' sales outstanding were 47 days in 2012, 45 days in 2011 and 50 days in 2010. Accounts payable used cash of $31 million in 2012, used cash of $35 million in 2011 and provided cash of $113 million in 2010. Cash used in inventory was $52 million in 2012, $208 million in 2011 and $51 million in 2010. Inventory days on-hand increased to 108 days in 2012 compared to 100 days in 2011 and 87 days in 2010.

We contributed $30 million, $33 million and $30 million to our U.S. defined benefit plans in 2012, 2011 and 2010, respectively. We contributed $54 million, $59 million and $47 million to our non-U.S. defined benefit plans in 2012, 2011 and 2010, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2012 or 2011 and contributed $1 million in 2010. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2012 were $84 million or 9 percent less than 2011. Total contributions in 2011 were $14 million or 18 percent more than in 2010. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $84 million to our U.S. and non-U.S. defined benefit plans and $2 million to our U.S. post-retirement benefit plans during 2013.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities in 2012 was $2,372 million primarily due to acquisition of Dako and other smaller acquisitions as compared to net cash provided of $1,294 million in 2011. In 2010, we used $1,174 million of net cash in the investing activities of operations.

Investments in property, plant and equipment were $194 million in 2012, $188 million in 2011 and $121 million in 2010. Proceeds from sale of property, plant and equipment were zero in 2012, $18 million in 2011 and $7 million in 2010. In 2012, we invested $2,257 million in acquisitions of businesses and intangible assets compared to $98 million in 2011. In 2010, we invested $1,313 million in acquisitions of businesses and purchase of intangible assets which was primarily related to our acquisition of Varian. Proceeds from the sale of investment securities in 2012 were $5 million, $16 million in 2011 and $38 million in 2010. The amounts of and changes in restricted cash were not material for the fiscal year ended 2012. In 2011 restricted cash decreased $1,545 million mostly due to the reclassification of restricted cash to cash and cash equivalents following the settlement of the World Trade repurchase obligation. Proceeds from divestitures were zero in 2012, $1 million in 2011 and $205 million in 2010.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities in 2012 was $31 million compared to $1,693 million in 2011 and $601 million net cash provided in 2010, respectively. We satisfied the $1,500 million financing obligation of World Trade in its entirety on December 10, 2010.

Treasury stock repurchases and dividends

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2012 we repurchased approximately 5 million shares for $172 million. For the year ended October 31, 2011 we repurchased 12 million shares for $497 million. For the year ended October 31, 2010 we repurchased 13 million shares for $411 million.

We paid our first quarterly dividend on April 25, 2012 to shareholders of record as of the close of business on April 3, 2012. During the year ended October 31, 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. On November 16, 2012, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $35 million which will be paid on January 23, 2013 to shareholders of record as of close of business on December 31, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2012 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2012.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. During the year ended October 31, 2012 $1 million was repaid and no borrowings were outstanding under the facility as of October 31, 2012.

Short-term debt

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes ("2012 senior notes"). The 2012 senior notes matured on September 14, 2012 and were fully redeemed.

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011. The 2013 senior notes are repayable within one year and have been classified to short-term as of October 31, 2012, see Note 18, "Short-term debt".

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $2 million in connection with the 2013 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

Long-term debt

On October 24, 2007, the company issued an aggregate principal amount of $600 million in senior notes maturing in 2017 ("2017 senior notes"). The 2017 senior notes were issued at 99.60% of their principal amount, bear interest at a fixed rate of 6.50% per annum, and mature on November 1, 2017. Interest is payable semi-annually on May 1st and November 1st of each year and payments commenced on May 1, 2008.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2012 was $26 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

On September 9, 2009, the company issued an aggregate principal amount of $500 million in senior notes maturing in 2015 ("2015 senior notes"). The 2015 senior notes were issued at 99.69% of their principal amount, bear interest at a fixed rate of 5.50% per annum, and mature on September 14, 2015. Interest is payable semi-annually on March 14th and September 14th of each year, and payments commenced on March 14, 2010.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2012 was $18 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2012 was $29 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

In September 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year, payments commence on April 01, 2013. We used part of the proceeds from the issuance of the 2022 senior notes to redeem the 2012 senior notes.

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the 2017 senior notes and incurred $3 million each in connection with the 2015, 2020 and 2022 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

As of October 31, 2012, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $44 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

The following table summarizes our total contractual obligations at October 31, 2012 for operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$51	$79	$36	$16
Commitments to contract manufacturers and suppliers	771	47	9	—
Other purchase commitments	84	1	—	—
Retirement plans	86	—	—	—
Total	$992	$127	$45	$16

Operating leases.    Commitments under operating leases relate primarily to leasehold property, see Note 17, "Commitments and Contingencies".

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 55 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.

In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2012, the liability for our firm, non-cancelable and unconditional purchase commitments was $5 million, compared to $5 million as of October 31, 2011. These amounts are included in other accrued liabilities in our consolidated balance sheet.

Other purchase commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel these contracts within 90 days without penalties. For those contracts that are not cancelable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $84 million within the next year and $1 million thereafter.

Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate.

We had no material off-balance sheet arrangements as of October 31, 2012 or October 31, 2011.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to our short-term and long-term debt as of October 31, 2012 (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$250	$500	$600	$900
Other debt	—	—	—	44
Total	$250	$500	$600	$944

We have contractual obligations for interest payments on the above debts. Interest rates and payment dates are detailed in "Short-term debt" and "Long-term debt".

Other long-term liabilities include $320 million and $356 million of liabilities for uncertain tax positions as of October 31, 2012 and October 31, 2011, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues in 2012, 64 percent of our revenues in 2011 and 63 percent of our revenues in 2010 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2012 and 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2012 and 2011, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2012 and October 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Dako A/S (“Dako”) from its assessment of internal control over financial reporting as of October 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Dako from our audit of internal control over financial reporting. Dako is a wholly-owned subsidiary of the Company whose total assets and total net revenue represent less than 3% and less than 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2012.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California December 20, 2012

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2012	2011	2010
	(in millions, except per share data)
Net revenue:
Products	$5,659	$5,482	$4,464
Services and other	1,199	1,133	980
Total net revenue	6,858	6,615	5,444
Costs and expenses:
Cost of products	2,608	2,473	1,976
Cost of services and other	646	613	538
Total costs	3,254	3,086	2,514
Research and development	668	649	612
Selling, general and administrative	1,817	1,809	1,752
Total costs and expenses	5,739	5,544	4,878
Income from operations	1,119	1,071	566
Interest income	9	14	20
Interest expense	(101)	(86)	(96)
Gain on sale of network solutions business, net	—	—	132
Other income (expense), net	16	33	70
Income before taxes	1,043	1,032	692
Provision (benefit) for income taxes	(110)	20	8
Net income	$1,153	$1,012	$684
Net income per share:
Basic	$3.31	$2.92	$1.97
Diluted	$3.27	$2.85	$1.94
Weighted average shares used in computing net income per share:
Basic	348	347	347
Diluted	353	355	353

Cash dividends declared per common share	$0.30	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2012	2011
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,351	$3,527
Accounts receivable, net	923	860
Inventory	1,014	898
Other current assets	341	284
Total current assets	4,629	5,569
Property, plant and equipment, net	1,164	1,006
Goodwill	3,025	1,567
Other intangible assets, net	1,086	429
Long-term investments	109	117
Other assets	523	369
Total assets	$10,536	$9,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461	$472
Employee compensation and benefits	387	424
Deferred revenue	420	389
Short-term debt	250	253
Other accrued liabilities	375	299
Total current liabilities	1,893	1,837
Long-term debt	2,112	1,932
Retirement and post-retirement benefits	554	329
Other long-term liabilities	792	643
Total liabilities	5,351	4,741
Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 595 million shares at October 31, 2012 and 591 million shares at October 31, 2011 issued	6	6
Treasury stock at cost; 249 million shares at October 31, 2012 and 244 million shares at October 31, 2011	(8,707)	(8,535)
Additional paid-in-capital	8,489	8,265
Retained earnings	5,505	4,456
Accumulated other comprehensive income (loss)	(111)	116
Total stockholders' equity	5,182	4,308
Non-controlling interest	3	8
Total equity	5,185	4,316
Total liabilities and equity	$10,536	$9,057
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$1,153	$1,012	$684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	253	202
Share-based compensation	74	72	66
Deferred taxes	(158)	38	(109)
Excess and obsolete inventory and inventory related charges	30	30	30
Non-cash restructuring and asset impairment charges	1	10	26
Net gain on sale of investments	(4)	(6)	(2)
Net (gain) loss on sale of assets and divestitures	2	2	(127)
Other	5	8	—
Changes in assets and liabilities:
Accounts receivable, net	19	11	(166)
Inventory	(52)	(208)	(51)
Accounts payable	(31)	(35)	113
Employee compensation and benefits	(54)	24	17
Interest rate swap proceeds	—	65	—
Other assets and liabilities	(58)	(16)	35
Net cash provided by operating activities	1,228	1,260	718
Cash flows from investing activities:
Investments in property, plant and equipment	(194)	(188)	(121)
Proceeds from the sale of property, plant and equipment	—	18	7
Proceeds from lease receivable	80	—	—
Proceeds from the sale of investment securities	5	16	38
Proceeds from divestitures, net	—	1	205
Change in restricted cash, cash equivalents and investments, net	—	1,545	10
Purchase of non-controlling interest	(6)	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	(2,257)	(98)	(1,313)
Net cash provided by (used in) investing activities	(2,372)	1,294	(1,174)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	100	304	299
Treasury stock repurchases	(172)	(497)	(411)
Payment of dividends	(104)	—	—
Issuance of senior notes	399	—	747
Debt issuance costs	(3)	—	(5)
Repayment of senior notes	(250)	—	—
Repayment of debts and credit facility	(1)	(1,500)	(29)
Net cash provided by (used in) financing activities	(31)	(1,693)	601
Effect of exchange rate movements	(1)	17	25
Net increase (decrease) in cash and cash equivalents	(1,176)	878	170
Cash and cash equivalents at beginning of year	3,527	2,649	2,479
Cash and cash equivalents at end of year	$2,351	$3,527	$2,649

   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2009	566,067	$6	$7,552	(219,919)	$(7,627)	$2,760	$(185)	$2,506	$8	$2,514
Components of comprehensive income:
Net income	—	—	—	—	—	684	—	684	—	684
Change in unrealized gain on investments	—	—	—	—	—	—	1	1	—	1
Change in unrealized loss on derivative instruments	—	—	—	—	—	—	4	4	—	4
Losses reclassified into earnings related to derivative instruments, net of tax of $1	—	—	—	—	—	—	(6)	(6)	—	(6)
Change in foreign currency translation	—	—	—	—	—	—	70	70	—	70
Change in net defined benefit pension and post retirement plan costs:
Net gain, net of tax of $9	—	—	—	—	—	—	53	53	—	53
Net prior service cost	—	—	—	—	—	—	(25)	(25)	—	(25)
Total comprehensive income								781	—	781
Share-based awards issued	12,760	—	288	—	—	—	—	288	—	288
Repurchase of common stock	—	—	—	(12,764)	(411)	—	—	(411)	—	(411)
Share-based compensation	—	—	64	—	—	—	—	64	—	64
Balance as of October 31, 2010	578,827	6	7,904	(232,683)	(8,038)	3,444	(88)	3,228	8	3,236
Components of comprehensive income:
Net income	—	—	—	—	—	1,012	—	1,012	—	1,012
Change in unrealized gain on investments	—	—	—	—	—	—	(4)	(4)	—	(4)
Losses reclassified into earnings related to derivative instruments, net of tax benefit of $(2)	—	—	—	—	—	—	3	3	—	3
Change in foreign currency translation	—	—	—	—	—	—	94	94	—	94
Change in net defined benefit pension and post retirement plan costs:
Net loss, net of tax benefit of $(3)	—	—	—	—	—	—	(38)	(38)	—	(38)
Net prior service gain	—	—	—	—	—	—	149	149	—	149
Total comprehensive income								1,216	—	1,216
Share-based awards issued	11,841	—	289	—	—	—	—	289	—	289
Repurchase of common stock	—	—	—	(11,603)	(497)	—	—	(497)	—	(497)
Share-based compensation	—	—	72	—	—	—	—	72	—	72
Balance as of October 31, 2011	590,668	$6	$8,265	(244,286)	$(8,535)	$4,456	$116	$4,308	$8	$4,316

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY — (Continued)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2011	590,668	$6	$8,265	(244,286)	$(8,535)	$4,456	$116	$4,308	$8	$4,316
Components of comprehensive income:
Net income	—	—	—	—	—	1,153	—	1,153	—	1,153
Change in unrealized gain on investments, net of tax benefit of $(8)	—	—	—	—	—	—	6	6	—	6
Change in unrealized gain on derivative instruments, net of tax of $1	—	—	—	—	—	—	9	9	—	9
Gains reclassified into earnings related to derivative instruments, net of tax of $0	—	—	—	—	—	—	(8)	(8)	—	(8)
Change in foreign currency translation	—	—	—	—	—	—	(28)	(28)	—	(28)
Change in net defined benefit pension and post retirement plan costs:
Net loss, net of tax benefit of $(61)	—	—	—	—	—	—	(175)	(175)	—	(175)
Net prior service loss, net of tax benefit of $(17)	—	—	—	—	—	—	(31)	(31)	—	(31)
Total comprehensive income								926	—	926
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(104)	—	(104)	—	(104)
Change in non-controlling interest	—	—	—	—	—	—	—	—	(5)	(5)
Share-based awards issued	4,591	—	84	—	—	—	—	84	—	84
Cumulative excess tax benefits realized from share-based awards issued	—	—	66	—	—	—	—	66	—	66
Repurchase of common stock	—	—	—	(4,500)	(172)	—	—	(172)	—	(172)
Share-based compensation	—	—	74	—	—	—	—	74	—	74
Balance as of October 31, 2012	595,259	$6	$8,489	(248,786)	$(8,707)	$5,505	$(111)	$5,182	$3	$5,185
The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview.    Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostics and genomics, communications and electronics, industries.

Acquisition of Dako A/S. On June 21, 2012, we completed our acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”), under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako became a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer. For additional details related to the acquisition of Dako, see Note 3, "Acquisitions".

Acquisition of Varian, Inc.    On May 14, 2010, we completed our acquisition of Varian, Inc. ("Varian"), a leading supplier of scientific instrumentation and associated consumables for life science and chemical analysis market applications, by means of a merger of one of our wholly-owned subsidiaries with and into Varian such that Varian became a wholly-owned subsidiary of Agilent. The $1.5 billion total purchase price of Varian included $52 cash per share of Varian's outstanding common stock including vested and non-vested in-the-money stock options at $52 cash per share less their exercise price. We financed the purchase price of Varian using the proceeds from our September 2009 offering of senior notes and other existing cash. The Varian merger has been accounted for in accordance with the authoritative accounting guidance and the results of Varian are included in Agilent's consolidated financial statements from the date of merger. For additional details related to the acquisition of Varian, see Note 3, "Acquisitions ".

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

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes.

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

Where software is licensed separately, revenue is recognized when the software is delivered and has been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist on which a portion of the total fee would be allocated based on vendor-specific objective evidence.

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

We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Deferred revenue.    Deferred revenue represents the amount that is allocated to undelivered elements in multiple element arrangements. We limit the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2012 and 2011 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

Share-based compensation.    For the years ended 2012, 2011 and 2010, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $76 million in 2012, $73 million in 2011 and $66 million in 2010.

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

Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. Subsequent to October 31, 2011, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units. In fiscal year 2012, we assessed goodwill impairment for our reporting units; life sciences, chemical analysis, diagnostics and genomics, and electronic measurement. Based on our results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement is greater than their respective carrying values. There was no impairment of goodwill during the years ended October 31, 2012, 2011 and 2010.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. In-process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are in the IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Agilent adopted this guidance for the year ended October 31, 2012. We recorded an impairment of $1 million in 2012, relating to an IPR&D project that was abandoned. No impairments were recorded in 2011 and 2010.

Advertising.    Advertising costs are expensed as incurred and amounted to $50 million in 2012, $55 million in 2011 and $45 million in 2010.

Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense less tax shortfalls is assumed proceeds to be used to repurchase hypothetical shares. See Note 6, "Net Income Per Share".

Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2012, approximately $2.2 billion of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S. but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.

Fair Value of Financial Instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $4 million and $210 million, respectively, as of October 31, 2012. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits and demand deposit balances. These investments are categorized as cash and cash equivalents and long-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2012, or 2011.

Derivative instruments.    Agilent is exposed to global foreign currency exchange rate and interest rate risks in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts and purchased options and, in the past, interest rate swaps to manage financial exposures resulting from changes in foreign currency exchange rates and interest rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency or interest exposures. Foreign currency exposures include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary. Interest rate exposures are associated with the company's fixed-rate debt. For option contracts, we exclude time value from the measurement of effectiveness. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; foreign exchange hedging contracts generally mature within twelve months and interest rate swaps mature at the same time as the maturity of the debt. In order to manage foreign currency exposures in a few limited jurisdictions, such as China, we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2012, 2011 and 2010 was not significant.

Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment over three to ten years. We use the straight-line method to depreciate assets.

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from 1 year to 20 years. Certain leases contain renewal options for periods up to 6 years.

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

Restructuring and asset impairment charges.    The four main components of past restructuring plans are related to workforce reductions, the consolidation of excess facilities, asset impairments and special charges related to inventory. Workforce reduction charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for consolidation of excess facilities generally when we have vacated the premises. These estimates were derived using the authoritative accounting guidance. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. The charges related to inventory include estimated future inventory disposal payments that we are contractually obliged to make to our suppliers and reserves taken against inventory on hand. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $156 million and $144 million as of October 31, 2012, and 2011, respectively.

Foreign currency translation.    We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive loss in stockholders' equity.

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $19 million loss for fiscal year 2012 and $1 million loss for both fiscal years 2011 and 2010. The loss recorded for fiscal year 2012 includes $14 million of loss associated with the settlement of currency contracts entered into for the purchase of Dako.

2.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. Additionally, we adopted the guidance regarding level 3 activity on November 1, 2011 and there was no material impact to our consolidated financial statements. See Note 12-, “Fair Value Measurements” for additional information on the fair value of financial instruments.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to make presentational changes to our consolidated financial statements beginning fiscal year 2013 upon adoption of this guidance. This guidance impacts financial statement presentation requirements only; its adoption will not have a material impact on our consolidated financial statements.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are in- process research and development intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Agilent early adopted this guidance for the year ended October 31, 2012. There was no material impact on our consolidated financial statements due to the adoption of this guidance.

3.     ACQUISITIONS

Acquisition of Dako

On June 21, 2012, we completed the acquisition of Dako through the acquisition of 100% of share capital of Dako, a limited liability company incorporated under the laws of Denmark, under the share purchase agreement, dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Dako are included in Agilent's consolidated financial statements from the date of the acquisition. For the period from June 22, 2012 to October 31, 2012, Dako's net revenue was $126 million and net loss was $37 million. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer.

The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy outstanding debt. Agilent funded the acquisition using our existing cash. In connection with the acquisition of Dako, Agilent entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Danish Krone and the repayment of debt in multiple currencies. The aggregate notional amount of the currencies hedged was $1.7 billion. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $14 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2012.

The Dako acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analyses, and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Dako's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. All goodwill was allocated to the diagnostics and genomics reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $185 million was established as a deferred tax liability for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of June 21, 2012 (in millions):

Cash and cash equivalents	$11
Accounts receivable	96
Inventories	90
Other current assets	5
Property, plant and equipment	146
Long term investments	11
Intangible assets	738
Other assets	13
Goodwill	1,382
Total assets acquired	2,492
Accounts payable	(24)
Employee compensation and benefits	(24)
Other accrued liabilities	(47)
Long-term debt	(43)
Other long-term liabilities	(211)
Net assets acquired	$2,143

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities.

The fair values for acquired inventory, property, plant and equipment, and intangible assets were determined with the input from third party valuation specialists.

The fair values of certain other assets, investments, long-term debt, and certain other long-term liabilities were determined internally using historical carrying values and estimates made by management.

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

As noted above, the intangible assets, including in-process research and development, were valued with input from valuation specialists. The In-Process Research and Development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. The primary in-process project acquired relates to a major new product platform which will be released in the near future. Total costs to complete for all Dako In- Process Research and Development were estimated at approximately $49 million over time as of the close date.

Acquisition and integration costs directly related to the Dako acquisition totaled $15 million for the year ended October 31, 2012 and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2011(in millions, except per share amounts):

	2012	2011
Net revenue	$7,100	$6,976
Net income	$1,145	$909
Net income per share — basic	$3.29	$2.62
Net income per share — diluted	$3.24	$2.56

The pro forma financial information assumes that the companies were combined as of November 1, 2010 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, changes to interest income for cash used in the acquisition, interest expense and currency losses associated with debt paid in connection with the acquisition and acquisition related transaction costs and tax related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for the year ended October 31, 2012 combines the historical results of Agilent for the year ended October 31, 2012 (which includes Dako after the acquisition date) and for Dako for the six months ended March 31, 2012 and the two months ended May 31, 2012.

The unaudited pro forma financial information for the year ended October 31, 2011 combines the historical results of Agilent for the year ended October 31, 2011 and for Dako the year ended December 31, 2011 (due to differences in reporting periods).

The unaudited pro financial information for the years ended October 31, 2012 and 2011 includes the fourth quarter of Dako's calendar reporting period, October 1, 2011 to December 31, 2011, in both years.

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

The Varian merger was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. We expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. The company expects the combined entity to achieve significant savings in corporate and divisional overhead costs. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Varian's net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. Goodwill was allocated to the life sciences and chemical analysis reporting units. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

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

The following represents pro forma operating results as if Varian had been included in the company's consolidated statements of operations as of the beginning of the fiscal year presented (in millions, except per share amounts):

2010
Net revenue	$5,871
Net income	$648
Net income per share — basic	$1.87
Net income per share — diluted	$1.84

The unaudited pro forma financial information assumes that the companies were combined as of November 1, 2009 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, reduction in revenue and increase in cost of sales due to the respective estimated fair value adjustments to deferred revenue and inventory, decrease to interest income for cash used in the acquisition, increase in interest expense associated with debt issue to fund the acquisition, acquisition related transaction costs and tax related effects. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

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

Description of Share-Based Plans

Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. The ESPP allows eligible employees to contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the purchase price, but only uses the purchase date to establish the fair market value. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of common stock of Agilent on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

Under our ESPP, employees purchased 1,405,774 shares for $47 million in 2012, 1,205,431 shares for $43 million in 2011 and 1,577,388 shares for $40 million in 2010. As of October 31, 2012, the number of shares of common stock authorized and available for issuance under our ESPP was 35,605,229. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $24 million as of October 31, 2012.

Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2012, 16,712,461 shares were available for future awards under the 2009 Stock Plan.

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

Impact of Share-based Compensation Awards

We have recognized compensation expense based on the estimated grant date fair value method under the authoritative guidance. For all share-based awards we have recognized compensation expense using a straight-line amortization method. As the guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation has been reduced for estimated forfeitures.

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Cost of products and services	$16	$16	$14
Research and development	10	10	10
Selling, general and administrative	50	47	42
Total share-based compensation expense	$76	$73	$66

At October 31, 2012 and 2011 there was no share-based compensation capitalized within inventory. Income tax benefit recognized in 2012, 2011 and 2010 in the statement of operations for share-based compensation was not material. The weighted average grant date fair value of options, granted in 2012, 2011 and 2010 was $13.69, $12.48 and $9.81 per share, respectively.

Included in the 2010 expense is incremental expense for acceleration of share-based compensation related to the announced workforce reduction plan of $2 million. In 2012 and 2011 the expense for the acceleration of share-based compensation related to the announced workforce reduction plan was immaterial. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled. In addition, in 2010, we reversed approximately $3 million of expense for the cancellation of non-vested awards related to the separation of a senior executive.

Valuation Assumptions

For all periods presented, the fair value of share based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. For all periods presented, shares granted under the LTPP were valued using a Monte Carlo simulation. The estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. On January 17, 2012, the company's Board of Directors approved the initiation of quarterly cash dividends to the company's shareholders. The fair value of all the awards granted prior to the declaration of quarterly cash dividend was measured based on an expected dividend yield of 0%. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date.

The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2012	2011	2010
Stock Option Plans:
Weighted average risk-free interest rate	0.88%	1.49%	2.19%
Dividend yield	0%	0%	0%
Weighted average volatility	38%	35%	37%
Expected life	5.8 years	5.8 years	4.4 years
LTPP:
Volatility of Agilent shares	41%	40%	39%
Volatility of selected peer-company shares	17%-75%	20%-76%	20%-80%
Price-wise correlation with selected peers	62%	55%	53%

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

In 2010, the expected life of our employee stock options was 4.4 years. In the first quarter of 2011, we revised our estimate of the expected life of our employee stock options from 4.4 to 5.8 years. For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior. There was no change to the expected life of our employee stock options in 2012.

Share-based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity made to our employees and directors for 2012:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2011	13,071	$28
Granted	1,381	$37
Exercised	(2,214)	$23
Cancelled/Forfeited/Expired	(161)	$29
Outstanding at October 31, 2012	12,077	$30

Forfeited and expired options from total cancellations in 2012 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	88	$32
Expired	73	$25
Total Options Cancelled during 2012	161	$29

The options outstanding and exercisable for equity share-based payment awards at October 31, 2012 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	2,878	3.3	$20	$46,693	2,487	2.9	$20	$40,046
$25.01 - 30	1,411	6.6	$29	9,358	669	6.2	$29	4,516
$30.01 - 40	7,782	4.8	$34	18,245	5,449	3.2	$33	17,470
$40.01 & over	6	9.4	$45	—	—	—	$—	—
	12,077	4.7	$30	$74,296	8,605	3.3	$29	$62,032

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $35.99 at October 31, 2012, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2012 was approximately 8 million.

The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2012, 2011 and 2010:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2010	$72,325	$25
Black-Scholes value of options granted during fiscal 2010			$10
Options exercised in fiscal 2011	$164,738	$27
Black-Scholes value of options granted during fiscal 2011			$12
Options exercised in fiscal 2012	$38,188	$23
Black-Scholes value of options granted during fiscal 2012			$14

As of October 31, 2012, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $13 million which is expected to be amortized over a weighted average period of 2.3 years. The amount of cash received from the exercise of share-based awards granted was $100 million in 2012, $304 million in 2011 and $299 million in 2010. See Note 5, "Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

The following table summarizes non-vested award activity in 2012 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2011	3,604	$31
Granted	1,496	$38
Vested	(1,568)	$34
Forfeited	(106)	$35
FY2009 LTPP Incremental Issuance	88	$39
Non-vested at October 31, 2012	3,514	$35

As of October 31, 2012, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $58 million which is expected to be amortized over a weighted average period of 2.3 years. The total fair value of restricted stock awards vested was $54 million for 2012, $43 million for 2011 and $35 million for 2010.

5.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
U.S. operations	$45	$88	$163
Non-U.S. operations	998	944	529
Total income before taxes	$1,043	$1,032	$692

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
U.S. federal taxes:
Current	$6	$(1)	$(40)
Deferred	(144)	—	37
Non-U.S. taxes:
Current	41	(6)	145
Deferred	(22)	28	(141)
State taxes, net of federal benefit:
Current	1	(11)	12
Deferred	8	10	(5)
Total provision	$(110)	$20	$8

The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$24	$—	$30	$—
Intangibles	—	239	—	82
Property, plant and equipment	11	—	—	32
Warranty reserves	21	—	16	—
Retiree medical benefits	5	—	14	—
Pension benefits	136	—	110	—
Employee benefits, other than retirement	60	—	84	—
Net operating loss, capital loss, and credit carryforwards	293	—	272	—
Unrealized gains/losses on investments	26	—	47	—
Unremitted earnings of foreign subsidiaries	—	88	—	—
Share-based compensation	57	—	48	—
Deferred revenue	27	—	18	—
Other	51	1	56	36
Subtotal	711	328	695	150
Tax valuation allowance	(93)	—	(369)	—
Total deferred tax assets or deferred tax liabilities	$618	$328	$326	$150

The significant increase in 2012 as compared to 2011 for the deferred tax liability relating to intangible assets is due primarily to acquired intangible assets from Dako. The amortization expenses associated with acquired intangible assets is not deductible for tax purposes. Accordingly, approximately $185 million was established as a deferred tax liability for the future amortization of these intangibles as a part of the accounting for business combinations of Dako.

Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2012 the Company recognized an $88 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. The increase in 2012 as compared to 2011 primarily relates to a non-recurring distribution of previously considered permanently reinvested earnings. During the fourth quarter of 2012, the Company assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. As of October 31, 2012, the cumulative amount of undistributed earnings considered indefinitely reinvested is $5.2 billion. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2012 and 2011:

	October 31,
	2012	2011
	(in millions)
Current deferred tax assets (included within other current assets)	$95	$54
Long-term deferred tax assets (included within other assets)	400	168
Current deferred tax liabilities (included within other accrued liabilities)	(2)	(4)
Long-term deferred tax liabilities (included within other long-term liabilities)	(203)	(42)
Total	$290	$176

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable

U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. As of October 31, 2012, we continued to maintain a valuation allowance of $93 million for certain U.S. state and foreign deferred tax assets until sufficient positive evidence exists to support reversal.

At October 31, 2012, we had federal net operating loss carryforwards of approximately $23 million and tax credit carryforwards of approximately $129 million. The federal net operating losses expire in years beginning 2021 through 2026, and the federal tax credits begin to expire in 2018, if not utilized. At October 31, 2012, we had state net operating loss carryforwards of approximately $214 million which expire in years beginning 2013 through 2031, if not utilized. In addition, we had net state tax credit carryforwards of $28 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. These annual loss limitations may result in the expiration or reduced utilization of the net operating losses. At October 31, 2012, we also had foreign net operating loss carryforwards of approximately $478 million. Of this foreign loss, $276 million will expire in years beginning 2013 through 2022, if not utilized. The remaining $202 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefits totals $140 million as of October 31, 2012 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable. During the fourth quarter of 2012, due to the reversal of the U.S. valuation allowance, the Company recognized approximately $66 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2012.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Profit before tax times statutory rate	$365	$361	$242
State income taxes, net of federal benefit	8	(1)	4
Non-U.S. income taxed at different rates	(144)	(153)	(98)
Change in unrecognized non-U.S. tax benefits	(68)	(97)	32
Hewlett Packard tax sharing agreement adjustment	—	(3)	(17)
Valuation allowances	(280)	(84)	(162)
Other, net	9	(3)	7
Provision for income taxes	$(110)	$20	$8
Effective tax rate	(11)%	2%	1%
Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore and Malaysia. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $122 million, $127 million, and $62 million in 2012, 2011, and 2010, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.35, $0.36, and $0.18 in 2012, 2011 and 2010, respectively.

For 2012, the effective tax rate reflects a favorable benefit of 11 percent. The 11 percent effective tax rate benefit reflects tax on earnings in jurisdictions that have low effective tax rates and includes a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, the Company recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also includes a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, the Company assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate is also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.
For 2011, the effective tax rate was 2 percent. The 2  percent effective tax rate reflected tax on earnings in jurisdictions that had low effective tax rates and included a $97 million net tax benefit primarily associated with a refund in Canada and the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions. The income tax provision also included a $26 million out of period adjustment to reduce the carrying value of certain U.K. deferred tax assets for which the majority was recorded in the quarter ended April 30, 2011. The overstatement of these deferred tax assets resulted in an overstatement of the U.K. valuation allowance release in the fourth quarter of 2010. For the full year, this out of period adjustment was substantially offset by other out of period adjustments. The net impact of all out of period adjustments on the effective tax rate was immaterial. Without considering interest and penalties, the effective rate reflected taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continued to be offset by adjustments to valuation allowances.
For 2010, the effective tax rate was 1 percent. The 1 percent effective tax rate includes a $101 million beneficial release of the U.K. valuation allowance, a $32 million current year increase in prior year tax reserves, and tax on earnings in jurisdictions that had low effective tax rates. Also included is a $17 million tax benefit related to a $54 million non-taxable settlement payment received in connection with a tax sharing agreement between Agilent and Hewlett Packard Company. Without considering interest and penalties, the effective rate reflected taxes in all jurisdictions except the U.S. and certain foreign jurisdictions in which income tax expense or benefit continued to be offset by adjustments to valuation allowances.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2012 and 2011:

	October 31,
	2012	2011
	(in millions)
Current income tax assets (included within other current assets)	$65	$42
Long-term income tax assets (included within other assets)	49	30
Current income tax liabilities(included within other accrued liabilities)	(115)	(62)
Long-term income tax liabilities (included within other long-term liabilities)	(320)	(356)
Total	$(321)	$(346)

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

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions is as follows:

	2012	2011	2010
	(in millions)
Balance, beginning of year	$469	$656	$930
Additions for acquisitions	—	—	15
Additions for tax positions related to the current year	56	41	46
Additions for tax positions from prior years	40	18	75
Reductions for tax positions from prior years	(90)	(170)	(284)
Settlements with taxing authorities	(2)	(67)	(119)
Statute of limitations expirations	(9)	(9)	(7)
Balance, end of year	$464	$469	$656

As of October 31, 2012, we had $464 million of unrecognized tax benefits of which $450 million, if recognized, would affect our effective tax rate.

We recognized a tax benefit of $4 million, a tax benefit of $14 million and a tax expense of $5 million of interest and penalties related to unrecognized tax benefits in 2012, 2011 and 2010, respectively. Interest and penalties accrued as of October 31, 2012 and 2011 were $34 million and $38 million, respectively.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  In 2011, Agilent and the Internal Revenue Service (“IRS”) reached an agreement on transfer pricing issues covering years 2003 - 2007.  Tax adjustments resulting from these agreements were offset with net operating losses and tax credit carryforwards. Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  During the three months ended July 31, 2012, we received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments, the most significant of which pertains to the amount of a gain from the disposition of a business that was allocated to the U.S. for income tax purposes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on our operating results or financial condition. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

6.     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Numerator:
Net income	$1,153	$1,012	$684
Denominators:
Basic weighted average shares	348	347	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	5	8	6
Diluted weighted average shares	353	355	353

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense less tax shortfalls is assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2012, 2011 and 2010 were 5 million, 12 million and 13 million, respectively.

The following table presents options to purchase shares of common stock, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Years Ended October 31,
	2012	2011	2010
Options to purchase shares of common stock (in millions)	—	1	11

7.     SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for income taxes was $86 million in 2012, $22 million in 2011, and $48 million in 2010. Cash paid for interest was $111 million in 2012, $95 million in 2011 and $89 million in 2010.

8.     INVENTORY

	October 31,
	2012	2011
	(in millions)
Finished goods	$509	$452
Purchased parts and fabricated assemblies	505	446
Inventory	$1,014	$898

Inventory-related excess and obsolescence charges of $30 million each were recorded in total cost of products in 2012, 2011 and 2010, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2012	2011
	(in millions)
Land	$142	$138
Buildings and leasehold improvements	1,475	1,271
Machinery and equipment	882	833
Software	383	370
Total property, plant and equipment	2,882	2,612
Accumulated depreciation and amortization	(1,718)	(1,606)
Property, plant and equipment, net	$1,164	$1,006

Asset impairments other than restructuring were zero in 2012 and $7 million in 2011 and in 2010. Depreciation expenses were $171 million in 2012, $142 million in 2011 and $124 million in 2010. For the year ended October 31, 2012 we recorded $15 million of accelerated depreciation related to a building classified as held and used. In accordance with the accounting guidance, it was determined that the building had been abandoned and an assessment was made of the remaining useful life of the building. The building was written down to its appropriate fair value.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2012, 2011 and 2010 and the movements in 2012 and 2011 for each of our reportable segments are shown in the table below:

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2010	$270	$747	$41	$398	$1,456
Foreign currency translation impact and other adjustments	3	7	—	37	47
Goodwill arising from acquisitions	46	11	7	—	64
Goodwill as of October 31, 2011	$319	$765	$48	$435	$1,567
Foreign currency translation impact	(4)	(10)	29	(9)	6
Goodwill arising from acquisitions	32	1	1,387	32	1,452
Goodwill as of October 31, 2012	$347	$756	$1,464	$458	$3,025

In the third quarter of 2012, we formed a fourth segment, diagnostics and genomics segment, from a portion of our life sciences segment plus the Dako acquisition discussed in Note 3, "Acquisitions".  As a result, Agilent has four segments: life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units for the years presented above. We assigned a portion of goodwill from our life sciences segment to our diagnostics and genomics segment. As of September 30, 2012, we assessed goodwill impairment for our four reporting units: life sciences, chemical analysis, diagnostics and genomics, and electronic measurement and no impairment of goodwill was indicated.

The component parts of other intangible assets at October 31, 2012 and 2011 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2011:
Purchased technology	$510	$246	$264
Backlog	12	12	—
Trademark/Tradename	40	20	20
Customer relationships	249	114	135
Total amortizable intangible assets	$811	$392	$419
In-Process R&D	10	—	10
Total	$821	$392	$429
As of October 31, 2012:
Purchased technology	$849	$333	$516
Backlog	14	14	—
Trademark/Tradename	168	27	141
Customer relationships	391	155	236
Total amortizable intangible assets	$1,422	$529	$893
In-Process R&D	193	—	193
Total	$1,615	$529	$1,086

In 2012, we recorded additions to goodwill of $1,452 million related to ten businesses including the Dako acquisition discussed in Note 3, "Acquisitions". During the year, we also recorded additions to other intangibles of $786 million, including $183 million of Dako in-process research and development, related to the same ten businesses. We recorded $8 million of foreign exchange translation impact to other intangibles in 2012.

In 2011, recorded additions to goodwill of $64 million relating to the purchase of three businesses. We also recorded a $27 million addition to goodwill during the year in the electronic measurement segment relating to deferred taxes from a prior acquisition. In 2011, we recorded additions to other intangibles of $42 million related to the purchase of three businesses. We also recorded $7 million of foreign exchange translation impact to other intangibles for the year. In 2011, in-process research and development decreased $9 million from the prior year as amounts for completed projects were reclassified to purchased technology and we began amortization.

Amortization of intangible assets was $136 million in 2012, $111 million in 2011, and $76 million in 2010. In addition, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project during 2012. Future amortization expense related to existing purchased intangible assets is estimated to be $188 million in 2013, $174 million for 2014, $154 million for 2015, $125 million for 2016, $78 million for 2017, and $367 million thereafter.

11.   INVESTMENTS

Equity Investments

The following table summarizes the company's equity investments as of October 31, 2012 and 2011 (net book value):

	October 31,
	2012	2011
	(in millions)
Short-Term
Cost method investments	$11	—

Long-Term
Cost method investments	$59	$65
Trading securities	50	49
Available-for-sale investments	—	3
Total	$109	$117

Cost method investments consist of non-marketable equity securities and two funds and are accounted for at historical cost. Short-term cost method investments are in the process of being sold, as of October 31, 2012 and are included in other current assets in the consolidated balance sheet as of October 31, 2012. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. As of October 31, 2011 investments designated as available-for-sale were reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.

All investments in available-for-sale securities were sold during the year ended October 31, 2012. Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2011:

	October 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	1	2	—	3
	$1	$2	$—	$3

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

Amounts included in other income (expense), net for realized gains and losses on the sale of available-for-sale securities and other than temporary impairments were as follows:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Available-for-sale investments — realized gain	$2	$6	$2
Other than temporary impairment on investments	$—	$—	$—

Net unrealized gains and losses on our trading securities portfolio were $5 million of unrealized gains in 2012, $1 million of unrealized gains in 2011 and $6 million of unrealized losses in 2010.

Realized gains from the sale of cost method securities were $2 million for 2012 and zero for 2011 and 2010.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 were as follows:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,834	$1,834	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	7	—	7	—
Long-term
Trading securities	50	50	—	—
Total assets measured at fair value	$1,891	$1,884	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$54	$—	$54	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 were as follows:

		Fair Value Measurement at October 31, 2011 Using
	October 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,972	$1,972	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	37	—	37	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	3	3	—	—
Total assets measured at fair value	$2,061	$2,024	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$57	$—	$57	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2012 and 2011:

	Years Ended October 31,
	2012	2011
	(in millions)
Long-lived assets held and used	$1	$7
Long-lived assets held for sale	$—	$1

Long-lived assets held and used with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for 2012.

Long-lived assets held and used with a carrying amount of $8 million were written down to their fair value of $1 million, resulting in an impairment charge of $7 million, which was included in net income for 2011. Long-lived assets held for sale with a carrying amount of $4 million were written down to their fair value of $3 million, resulting in an impairment charge of $1 million which was included in net income for 2011.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2012, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2012 was $26 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest accrual, upon termination was approximately $31 million and the amount to be amortized at October 31, 2012 was $18 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2012 was $29 million. The proceeds from all such terminated interest rate swaps are recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the consolidated statement of operations in the current period. Ineffectiveness in 2012, 2011 and 2010 was not significant. For the year ended October 31, 2012, we recognized a gain of less than $1 million in earnings in respect of cash flow hedge contracts which were de-designated. For the years ended October 31, 2011 and 2010 gains and losses recognized in earnings due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income of $3 million to be amortized to interest expense over the life of the 2022 senior notes.

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

In connection with the acquisition of Dako, Agilent entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Danish Krone and the repayment of debt in multiple currencies. The aggregate notional amount of the currencies hedged was $1.7 billion. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $14 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2012.

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

A number of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. The counterparties to the derivative instruments may request collateralization, in accordance with derivative agreements, on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2012, was $4 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2012.

There were 108 foreign exchange forward contracts and 8 foreign exchange option contracts open as of October 31, 2012 and designated as cash flow hedges. There were 180 foreign exchange forward contracts open as of October 31, 2012 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of October 31, 2012 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(38)	$—	$273
British Pound	—	—	53
Canadian Dollar	(46)	—	—
Australian Dollars	—	—	59
Malaysian Ringgit	128	—	25
Japanese Yen	(29)	(111)	103
Other	(9)	—	(24)
	$6	$(111)	$489

The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2012 and 2011 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2012	October 31, 2011	Balance Sheet Location	October 31, 2012	October 31, 2011
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$—	$3	Other accrued liabilities	$—	$—
Other assets	$—	$—	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$7	Other accrued liabilities	$2	$3
	$4	$10		$2	$3
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$27	Other accrued liabilities	$4	$8
Total derivatives	$7	$37		$6	$11

The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2012	2011	2010
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$27	$78
Gain (loss) on hedged item, recognized in interest expense	$3	$(3)	$(57)
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$7	$—	$4
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$8	$(5)	$7
Treasury Lock Agreements
Gain recognized in accumulated other comprehensive income	$3	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(34)	$13	$(14)

The estimated net amount of existing gain at October 31, 2012 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $2 million.

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

A summary of total restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Impairment of Building and Purchased Intangible Assets	Special Charges related to Inventory	Total
	(in millions)
Balance as of October 31, 2009	$49	$19	$—	$1	$69
Income statement expense	39	19	6	—	64
Asset impairments/inventory charges	—	—	(6)	—	(6)
Cash payments	(80)	(12)	—	—	(92)
Balance as of October 31, 2010	$8	$26	$—	$1	$35
Income statement expense	1	1	—	—	2
Asset impairments/inventory charges	—	—	—	—	—
Cash payments	(9)	(12)	—	(1)	(22)
Balance as of October 31, 2011	$—	$15	$—	$—	$15
Income statement expense	—	—	—	—	—
Asset impairments/inventory charges	—	—	—	—	—
Cash payments	—	(4)	—		(4)
Balance as of October 31, 2012	$—	$11	$—	$—	$11

The restructuring and other special accruals for all plans, which totaled $11 million at October 31, 2012, are recorded in other accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Years Ended
	October 31,
	2012	2011	2010
	(in millions)
Cost of products and services	$—	$—	$8
Research and development	—	—	3
Selling, general and administrative	—	2	53
Total restructuring, asset impairments and other special charges	$—	$2	$64

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

As of October 31, 2012 and 2011, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $534 million and $515 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

401(k) defined contribution plan.    Eligible U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $25 million in 2012, $24 million in 2011 and $21 million in 2010.

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

Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2012, 2011 and 2010, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$40	$42	$41	$33	$32	$30	$3	$3	$3
Interest cost on benefit obligation	27	28	27	74	72	72	15	21	26
Expected return on plan assets	(46)	(44)	(41)	(92)	(94)	(87)	(19)	(21)	(20)
Amortization of net actuarial loss	7	4	7	42	40	35	16	14	16
Amortization of prior service benefit	(12)	(12)	(12)	(1)	(1)	(1)	(35)	(26)	(14)
Net periodic benefit cost (benefit)	16	18	22	56	49	49	(20)	(9)	11
Curtailments and settlements	—	(1)	—	—	—	—	—	—	—
Total periodic benefit cost (benefit)	$16	$17	$22	$56	$49	$49	$(20)	$(9)	$11
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$69	$31	$(25)	$214	$40	$42	$22	$12	$(10)
Amortization of net actuarial loss	(7)	(4)	(7)	(42)	(40)	(35)	(16)	(14)	(16)
Prior service cost (benefit)	—	—	—	—	6	—	—	(194)	—
Amortization of prior service benefit	12	12	12	1	1	1	35	26	14
Foreign currency	—	—	—	(5)	11	11	—	—	—
Total recognized in other comprehensive (income) loss	$74	$39	$(20)	$168	$18	$19	$41	$(170)	$(12)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$90	$56	$2	$224	$67	$68	$21	$(179)	$(1)

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

Funded status.    As of October 31, 2012 and 2011, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$578	$538	$1,684	$1,598	$258	$263
Actual return on plan assets	65	37	158	35	25	18
Employer contributions	30	30	54	59	—	—
Participants' contributions	—	—	—	7	—	—
Benefits paid	(19)	(27)	(46)	(46)	(22)	(23)
Currency impact	—	—	(49)	31	—	—
Fair value — end of year	$654	$578	$1,801	$1,684	$261	$258
Change in benefit obligation:
Benefit obligation — beginning of year	$637	$575	$1,830	$1,742	$319	$502
Service cost	40	42	33	32	3	3
Interest cost	27	28	74	72	15	21
Participants' contributions	—	—	—	7	—	—
Plan amendment	—	—	—	6	—	(194)
Actuarial (gain) loss	87	21	280	(20)	28	8
Benefits paid	(20)	(29)	(46)	(46)	(22)	(21)
Curtailments	—	—	—	—		—
Currency impact	—	—	(54)	37	—	—
Benefit obligation — end of year	$771	$637	$2,117	$1,830	$343	$319
Overfunded (underfunded) status of PBO	$(117)	$(59)	$(316)	$(146)	$(82)	$(61)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$—	$18	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(115)	(57)	(316)	(164)	(82)	(61)
Net asset (liability)	$(117)	$(59)	$(316)	$(146)	$(82)	$(61)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$127	$66	$683	$524	$194	$188
Prior service costs (benefits)	(79)	(91)	(8)	(9)	(218)	(253)
Total	$48	$(25)	$675	$515	$(24)	$(65)

The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2013 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(12)	$(1)	$(35)
Amortization of actuarial net loss (gain)	$13	$58	$18

Investment policies and strategies as of October 31, 2012, 2011 and 2010.    In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken;

and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 6 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2012 and 2011 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Other investments include a group trust consisting primarily of private equity partnerships as well as other investments. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds.

Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 12.

Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are classified as Level 1 investments except when the cash and cash equivalents are held in commingled funds, which have a daily net value derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.

Equity - Some equity securities consisting of common and preferred stock are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.

Fixed Income - Some of the fixed income securities are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.

Other Investments - Other investments includes property based pooled vehicles which invest in real estate. Market net asset values are regularly published in the financial press or on corporate websites and so these investments are classified as Level 2. Other investments also includes partnership investments where, due to their private nature, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships are classified as Level 3.

The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2012.

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$8	$1	$7	$—
Equity	486	134	352	—
Fixed Income	137	15	122	—
Other Investments	23	2	—	21
Total assets measured at fair value	$654	$152	$481	$21

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2012 and 2011:

	Years Ended October 31.
	2012	2011
Balance, beginning of year	$26	$29
Realized gains	3	8
Unrealized gains/(losses)	(2)	(3)
Purchases, sales, issuances, and settlements	(6)	—
Transfers in (out)	—	(8)
Balance, end of year	$21	$26

The following table presents the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2012.

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	189	52	137	—
Fixed Income	54	6	48	—
Other Investments	13	1	—	12
Total assets measured at fair value	$261	$61	$188	$12
For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2012 and 2011:

	Years Ended October 31,
	2012	2011
Balance, beginning of year	$15	$16
Realized gains	2	5
Unrealized gains/(losses)	(1)	(2)
Purchases, sales, issuances, and settlements	(4)	—
Transfers in (out)	—	(4)
Balance, end of year	$12	$15

The following table presents the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2012:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$3	$—	$—
Equity	861	226	635	—
Fixed Income	900	19	881	—
Other Investments	37	—	37	—
Total assets measured at fair value	$1,801	$248	$1,553	$—

For non-U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (level 3) during fiscal year 2012 and 2011.

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2012 or 2011.

	2012		2011
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$771	$654	$637	$578
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$771	$654	$637	$578
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$2,117	$1,801	$1,760	$1,598
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	70	86
Total	$2,117	$1,801	$1,830	$1,684

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$749	$654	$624	$578
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$749	$654	$624	$578
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$2,034	$1,801	$1,699	$1,598
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	—	—	67	86
Total	$2,034	$1,801	$1,766	$1,684

Contributions and estimated future benefit payments.    During fiscal year 2013, we expect to contribute $30 million to the U.S. defined benefit plans, $54 million to plans outside the U.S., and $2 million to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2013	$59	$53	$25
2014	$60	$55	$25
2015	$61	$59	$26
2016	$62	$63	$26
2017	$63	$67	$26
2018 - 2022	$266	$449	$128

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2012 and 2011 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2012	2011	2010
U.S. defined benefit plans:
Discount rate	4.50%	5.00%	5.25%
Average increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term return on assets	8.00%	8.25%	8.50%
Non-U.S. defined benefit plans:
Discount rate	2.00-5.50%	2.00-5.25%	2.25-5.75%
Average increase in compensation levels	2.50-3.25%	2.50-3.75%	2.50-3.75%
Expected long-term return on assets	4.00-6.50%	4.00-6.75%	4.25-7.00%
U.S. post-retirement benefits plans:
Discount rate	4.75%	5.50%	5.50%
Expected long-term return on assets	8.00%	8.25%	8.50%
Current medical cost trend rate	9.00%	10.00%	10.00%
Ultimate medical cost trend rate	4.50%	4.75%	5.00%
Medical cost trend rate decreases to ultimate rate in year	2026	2025	2019

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2012	2011
U.S. defined benefit plans:
Discount rate	3.25%	4.50%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.50%	2.00-5.50%
Average increase in compensation levels	2.50-3.00%	2.50-3.25%
U.S. post-retirement benefits plans:
Discount rate	3.50%	4.75%
Current medical cost trend rate	9.00%	9.00%
Ultimate medical cost trend rate	3.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2027	2026

Due to the benefit changes discussed previously, health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2012.

16.   GUARANTEES

Standard Warranty

A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2012	2011
	(in millions)
Balance as of October 31, 2011 and 2010	$50	$45
Reserve acquired upon close of Dako acquisition	1	—
Accruals for warranties including change in estimates	87	72
Settlements made during the period	(78)	(67)
Balance as of October 31, 2012 and 2011	$60	$50

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2012.

Indemnifications to Verigy

In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy will operate as a wholly-owned subsidiary of Advantest and our indemnification obligations to Verigy should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2012.

Indemnifications to Hewlett-Packard

We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2012.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates ("VSEA") in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. On November 10, 2011, Applied Materials announced that it had completed the acquisition of VSEA, which is now a wholly-owned subsidiary of Applied Materials; our indemnification obligations to VSEA should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2012.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2012.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2012.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2012.

17.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2012 were $51 million for 2013, $46 million for 2014, $33 million for 2015, $21 million for 2016, $15 million for 2017 and $16 million thereafter. Future minimum sublease income under leases at October 31, 2012 was $6 million for 2013, $5 million for 2014, $4 million for 2015, $1 million for 2016 and zero thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense, including charges relating to the consolidation of excess facilities was $84 million in 2012, $82 million in 2011 and $89 million in 2010.

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

18.   SHORT-TERM DEBT

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2012 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2012.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. For the year ended October 31, 2012, $1 million was repaid and no borrowings were outstanding under the facility as of October 31, 2012.

2012 Senior Notes

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes ("2012 senior notes"). The 2012 senior notes matured on September 14, 2012 and were fully redeemed.

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes were issued at 99.82% of their principal amount. The notes will mature on July 15, 2013, and bear interest at a fixed rate of 2.50% per annum. The interest is payable semi-annually on January 15th and July 15th of each year, payments commenced on January 15, 2011. The 2013 senior notes are repayable within one year and have been reclassified from long-term debt, see Note 19, "Long-term debt".

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $2 million in connection with the 2013 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

19.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2012			October 31, 2011
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2013 Senior Notes	—	—	—	250	—	250
2015 Senior Notes	499	18	517	499	24	523
2017 Senior Notes	599	26	625	598	31	629
2020 Senior Notes	498	29	527	498	32	530
2022 Senior Notes	399	—	399	—	—	—
Total	$1,995	$73	$2,068	$1,845	$87	$1,932

2013 Senior Notes

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

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2012 was $18 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2012 was $26 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2012 was $29 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

2022 Senior Notes

In September 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year, payments commence on April 1, 2013.

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million in connection with the 2017 senior notes and incurred $3 million each in connection with the 2015, 2020 and 2022 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

Other debt

As of October 31, 2012, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $44 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

20.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2009 our Board of Directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans. The share-repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. There is no fixed termination date for the new share-repurchase program. For the year ended October 31, 2012, we repurchased approximately 5 million shares for $172 million. For the year ended 2011, we repurchased 12 million shares for $497 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the fiscal 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. On November 16, 2012, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $35 million which will be paid on January 23, 2013 to shareholders of record as of close of business on December 31, 2012. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated other comprehensive income

The following table summarizes the components of our accumulated other comprehensive income as of October 31, 2012 and 2011, net of tax effect:

	October 31,
	2012	2011
	(in millions)
Unrealized gain on equity securities, net of $(8) of tax for 2011	$—	$(6)
Foreign currency translation, net of $(102) of tax for 2012 and 2011	424	452
Unrealized losses on defined benefit plans, net of tax of $162 and $84 for 2012 and 2011, respectively	(537)	(331)
Unrealized gains (losses) on derivative instruments, net of tax of $(3)and $(2) for 2012 and 2011, respectively	2	1
Total accumulated other comprehensive income	$(111)	$116

21.   SEGMENT INFORMATION

Description of segments. We are a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics, diagnostics and genomics industries. In the third fiscal quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of our recent acquisition of Dako. Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, diagnostics and genomics business and the electronic measurement business. The four operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our four reportable segments is as follows:
Our life sciences business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in life sciences include: liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; nuclear magnetic resonance, magnetic resonance imaging, and x-ray diffraction systems; and services and support for the aforementioned products.
Our chemical analysis business provides application-focused solutions that include instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Key product categories in chemical analysis include: gas chromatography systems, columns and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry instruments; atomic absorption instruments; inductively coupled plasma optical emission spectrometry instruments; molecular spectroscopy instruments; software and data systems; vacuum pumps and measurement technologies; services and support for our products.

Our diagnostics and genomics business provides solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. With the acquisition of Dako, a new group of solutions have been added that extend our product offerings to cancer diagnostics with anatomic pathology workflows. Our broad portfolio of offerings include immunohistochemistry, in situ hybridization , hematoxylin and eosin staining, special staining, DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Beginning in fiscal year 2012, we created the Agilent Order Fulfillment ("AOF") organization to centralize all order fulfillment and supply organizations and operations. AOF provides resources for manufacturing, engineering, strategic sourcing and logistics to life sciences, chemical analysis and electronic measurement businesses. In general, AOF employees are dedicated to specific businesses and the associated costs are directly allocated to businesses.

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2012:
Total net revenue	$1,582	$1,559	$402	$3,315	$6,858
Income from operations	$230	$338	$65	$751	$1,384
Depreciation expense	$41	$31	$16	$83	$171
Share-based compensation expense	$18	$18	$3	$37	$76
Year ended October 31, 2011:					—
Total segment revenue	$1,515	$1,518	$277	$3,316	$6,626
Varian acquisition deferred revenue fair value adjustment	$(4)	$(7)	$—	$—	$(11)
Total net revenue	$1,511	$1,511	$277	$3,316	$6,615
Income from operations	$202	$313	$35	$760	$1,310
Depreciation expense	$24	$28	$15	$75	$142
Share-based compensation expense	$16	$17	$4	$36	$73
Year ended October 31, 2010:					—
Total segment revenue	$1,226	$1,200	$253	$2,784	$5,463
Varian acquisition deferred revenue fair value adjustment	$(15)	$(4)	—	—	$(19)
Total net revenue	$1,211	$1,196	$253	$2,784	$5,444
Income from operations	$203	$279	$18	$438	$938
Depreciation expense	$22	$24	$12	$66	$124
Share-based compensation expense	$13	$13	$4	$34	$64

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2012	2011	2010
	(in millions)
Total reportable segments' income from operations	$1,384	$1,310	$938
Restructuring related costs	—	(2)	(64)
Acceleration of depreciation for held and used assets	(15)	—	—
Asset Impairments	(1)	(9)	(19)
Transformational programs	(25)	(51)	(39)
Amortization of intangibles	(136)	(113)	(77)
Acquisition and integration costs	(74)	(54)	(102)
Varian acquisition related fair value adjustments	—	(9)	(51)
Other	(14)	(1)	(20)
Interest Income	9	14	20
Interest Expense	(101)	(86)	(96)
Gain on sale of network solutions division, net	—	—	132
Other income (expense), net	16	33	70
Income before taxes, as reported	$1,043	$1,032	$692

Major customers.    No customer represented 10 percent or more of our total net revenue in 2012, 2011 or 2010.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2012:
Assets	$1,477	$1,768	$2,595	$2,157	$7,997
Capital expenditures	$43	$32	$13	$106	$194
As of October 31, 2011:
Assets	$1,479	$1,772	$358	$2,156	$5,765
Capital expenditures	$33	$23	$8	$124	$188

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2012	2011
	(in millions)
Total reportable segments' assets	$7,997	$5,765
Cash, cash equivalents and short-term investments	2,351	3,527
Prepaid expenses	128	107
Investments	109	114
Long-term and other receivables	161	221
Other, including valuation allowance	(210)	(677)
Total assets	$10,536	$9,057

The following table presents summarized information for net revenue and long-lived assets by geographic region for continuing operations. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of rest of Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2012	$2,218	$1,078	$716	$2,846	$6,858
Year ended October 31, 2011	$2,016	$1,035	$700	$2,864	$6,615
Year ended October 31, 2010	$1,760	$744	$549	$2,391	$5,444

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2012	$550	$167	$645	$1,362
October 31, 2011	$567	$170	$551	$1,288

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2012				(1)
Net revenue	$1,635	$1,733	$1,723	$1,767
Gross profit	874	918	890	922
Income from operations	271	300	270	278
Net income	$230	$255	$243	$425
Net income per share — Basic:	$0.66	$0.73	$0.70	$1.22
Net income per share — Diluted:	$0.65	$0.72	$0.69	$1.20
Weighted average shares used in computing net income per share:
Basic	348	348	348	348
Diluted	352	354	353	353
Cash dividends per common share	$0.10	$—	$0.10	$0.10
Range of stock prices on NYSE	$ 32.51-44.85	$ 39.15-46.28	$ 35.32-43.27	$ 35.38-40.97
2011
Net revenue	$1,519	$1,677	$1,691	$1,728
Gross profit	816	900	892	921
Income from operations	211	266	281	313
Net income	$193	$200	$330	$289
Net income per share — Basic:	$0.56	$0.58	$0.95	$0.83
Net income per share — Diluted:	$0.54	$0.56	$0.92	$0.82
Weighted average shares used in computing net income per share:
Basic	347	347	348	347
Diluted	355	355	357	351
Cash dividends per common share	$—	$—	$—	$—
Range of stock prices on NYSE	$ 34.38-44.45	$ 39.94-50.68	$ 41.29-55.33	$ 28.67-42.78
(1) Consolidated financial data includes Dako, acquired on June 21, 2012, and non-recurring tax benefit relating to the U.S. valuation allowance reversal.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2012, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2012, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2012 excluded Dako A/S (“Dako”), which was acquired by the Company in a purchase business combination during June 2012.  Dako is a wholly-owned subsidiary of the Company whose total assets and total net revenue represent less than 3 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2012.  Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.
The effectiveness of our internal control over financial reporting as of October 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 20, 2013. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

Item 11.    Executive Compensation

Information about compensation of our named executive officers appears under “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation” and “Compensation Committee Report” and “Stock Ownership Guidelines” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2012. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	15,597,796	$30	52,317,690
Equity compensation plans not approved by security holders	—	—	—
Total	15,597,796	$30	52,317,690

(1)
The number of securities remaining available for future issuance in column (c) includes 35,605,229 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b)

Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $24 million as of October 31, 2012.

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
See Index to Consolidated Financial Statements under Item 8 on Page 54 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2012
Tax valuation allowance	$369	$4	$(280)	$93
2011
Tax valuation allowance	$527	$3	$(161)	$369
2010
Tax valuation allowance	$684	$—	$(157)	$527

* Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes.

** Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes. For 2012, the amount reflects the reversal of the valuation allowance for most of our U.S. federal and state deferred tax assets since management concluded that it is more likely than not that these deferred tax assets will be realized primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods.

3.	Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett‑Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/1999	2.1
2.2	General Assignment and Assumption Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.6
2.7	Employee Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.7
2.8	Tax Sharing Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.8
2.9	Master IT Service Level Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.9
2.10	Real Estate Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.10
2.11	Environmental Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/1999	2.14
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/2005	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	9/4/2009	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/2010	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1
3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	5/24/2000	1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/2007	4.01
4.5	Form of Second Supplemental Indenture, dated as of September 14, 2009, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 4.45% Senior Notes due 2012.	8-K	9/14/2009	4.01
4.6	Form of Third Supplemental Indenture, dated as of September 14, 2009, between the Company and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 5.50% Senior Notes due 2015.	8-K	9/14/2009	4.02
4.7	Fourth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 2.50% Senior Notes due 2013.	8-K	7/20/2010	4.01
4.8	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02
4.9	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01
4.10	Form of Global Note for the Company's 3.20% Senior Notes due 2022 (contained in Exhibit 4.01)	8-K	9/13/2012	4.02
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/2007	10.3
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/2007	10.7
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/2008	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.23

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/2007	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/2004	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/2008	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/2009	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.5
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/2009	10.36
10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/2007	10.25
10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39
10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*	10‑K	12/20/2010	10.29
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/2009	10.40
10.31	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees.	10‑K	12/20/2010	10.31

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.32	Agilent Technologies, Inc. Performance‑Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/2008	10.34
10.33	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board‑appointed officers.*	S-1	8/16/1999	10.9
10.34	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1
10.35	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.*	8-K	4/10/2008	10.2
10.36	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3
10.37	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.*	8-K	4/10/2008	10.4
10.38	Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer) (for executives hired, elected or promoted after July 14, 2009).*	8-K	9/28/2009	10.1
10.39	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50
10.40	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.*	10-K	12/21/2007	10.79
10.41	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/2006	10.66
10.42	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.67
10.43	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.68
10.44	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.70
10.45	Five-Year Credit Agreement, dated October 20, 2011, by and among Agilent Technologies, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administration Agent and J.P. Morgan Europe Limited, as London Agent.	8-K	10/25/2011	10.1
10.46	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/2007	1.01
10.47	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	9/14/2009	1.01

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.48	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	7/19/2010	1.01
10.49	Underwriting Agreement, dated September 10, 2012, by and among the Company, Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein	8-K	9/13/2012	1.01
10.5	Share Purchase Agreement by and among Delphi S.a.r.l., Agilent Technologies Europe B.V. and Agilent Technologies, Inc., dated May 16, 2012.	8-K	5/22/2012	10.1
11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements on page 80.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2012.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ MARIE OH HUBER
Marie Oh Huber
Senior Vice President,
General Counsel and Secretary

Date: December 20, 2012

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

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN	Director and Chief Executive Officer	December 20, 2012
William P. Sullivan	(Principal Executive Officer)

/s/ DIDIER HIRSCH	Senior Vice President and Chief Financial Officer	December 20, 2012
Didier Hirsch	(Principal Financial Officer)

/s/ SOLANGE GLAIZE	Vice President, Corporate Controllership	December 20, 2012
Solange Glaize	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Chairman of the Board of Directors	December 20, 2012
James G. Cullen

/s/ PAUL N. CLARK	Director	December 20, 2012
Paul N. Clark

/s/ HEIDI FIELDS	Director	December 20, 2012
Heidi Fields

/s/ ROBERT J. HERBOLD	Director	December 20, 2012
Robert J. Herbold

/s/ KOH BOON HWEE	Director	December 20, 2012
Koh Boon Hwee

/s/ DAVID M. LAWRENCE, M.D.	Director	December 20, 2012
David M. Lawrence, M.D.

/s/ A. BARRY RAND	Director	December 20, 2012
A. Barry Rand

/s/ TADATAKA YAMADA, M.D.	Director	December 20, 2012
Tadataka Yamada, M.D.