Form 10-Q
period 2013-01-31
AGILENT TECHNOLOGIES INC
filed 2013-03-06
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED January 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY, 31, 2013
COMMON STOCK, $0.01 PAR VALUE	347,159,281 SHARES

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
Net revenue:
Products	$1,380	$1,342
Services and other	300	293
Total net revenue	1,680	1,635
Costs and expenses:
Cost of products	637	601
Cost of services and other	163	160
Total costs	800	761
Research and development	179	162
Selling, general and administrative	484	441
Total costs and expenses	1,463	1,364
Income from operations	217	271
Interest income	2	3
Interest expense	(25)	(26)
Other income (expense), net	1	8
Income before taxes	195	256
Provision for income taxes	16	26
Net income	$179	$230

Net income per share:
Basic	$0.52	$0.66
Diluted	$0.51	$0.65

Weighted average shares used in computing net income per share:
Basic	347	348
Diluted	352	352

Cash dividends declared per common share	$0.22	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012

Net income	$179	$230
Other comprehensive income:
Change in unrealized gain on investments, net of tax expense (benefit) of $2 and $(8)	3	6
Change in unrealized gain on derivative instruments, net of tax expense of $2 and $2	6	4
Amounts reclassified into earnings related to derivative instruments	(1)	(1)
Foreign currency translation	56	(39)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4 and $3	14	12
Change in net prior service benefit, net of tax benefit of $(4) and zero	(8)	(11)
Other comprehensive income (loss)	70	(29)
Total comprehensive income	$249	$201

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,450	$2,351
Accounts receivable, net	874	923
Inventory	1,040	1,014
Other current assets	348	341
Total current assets	4,712	4,629
Property, plant and equipment, net	1,163	1,164
Goodwill	3,071	3,025
Other intangible assets, net	1,069	1,086
Long-term investments	128	109
Other assets	510	523
Total assets	$10,653	$10,536
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$454	$461
Employee compensation and benefits	318	387
Deferred revenue	465	420
Short-term debt	250	250
Other accrued liabilities	359	375
Total current liabilities	1,846	1,893
Long-term debt	2,111	2,112
Retirement and post-retirement benefits	554	554
Other long-term liabilities	791	792
Total liabilities	5,302	5,351
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 598 million shares at January 31, 2013 and 595 million shares at October 31, 2012, issued	6	6
Treasury stock at cost; 251 million shares at January 31, 2013 and 249 million shares at October 31, 2012	(8,786)	(8,707)
Additional paid-in-capital	8,562	8,489
Retained earnings	5,607	5,505
Accumulated other comprehensive loss	(41)	(111)
Total stockholders' equity	5,348	5,182
Non-controlling interest	3	3
Total equity	5,351	5,185
Total liabilities and equity	$10,653	$10,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net income	$179	$230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	94	62
Share-based compensation	31	27
Excess tax benefit from share-based plans	(2)	—
Deferred taxes	(2)	10
Excess and obsolete inventory and inventory-related charges	10	6
Other non-cash expenses, net	2	1
Changes in assets and liabilities:
Accounts receivable	53	35
Inventory	(34)	(46)
Accounts payable	(7)	(42)
Employee compensation and benefits	(70)	(102)
Other assets and liabilities	(9)	(31)
Net cash provided by operating activities	245	150

Cash flows from investing activities:
Investments in property, plant and equipment	(59)	(46)
Proceeds from lease receivable	—	80
Proceeds from sale of property, plant and equipment	1	—
Purchase of investments	(15)	—
Proceeds from sale of investments	11	3
Acquisitions of businesses and intangible assets, net of cash acquired	(10)	(55)
Net cash used in investing activities	(72)	(18)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	52	42
Payment of dividends	(35)	—
Purchase of non-controlling interest	(3)	(5)
Excess tax benefit from share-based plans	2	—
Treasury stock repurchases	(79)	(34)
Net cash provided by (used in) financing activities	(63)	3

Effect of exchange rate movements	(11)	—

Net increase in cash and cash equivalents	99	135

Cash and cash equivalents at beginning of period	2,351	3,527
Cash and cash equivalents at end of period	$2,450	$3,662
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

Acquisition of Dako A/S. On June 21, 2012, we completed the acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”), under the share purchase agreement dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using our existing cash. The results of Dako are included in Agilent's condensed consolidated financial statements from the date of acquisition. For additional details related to the acquisition of Dako, see Note 3, "Acquisition of Dako".

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2013 and October 31, 2012, condensed consolidated statement of comprehensive income for the three months ended January 31, 2013 and 2012, condensed consolidated statement of operations for the three months ended January 31, 2013 and 2012, and condensed consolidated statement of cash flows for the three months ended January 31, 2013 and 2012.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes.

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

Revision. The statement of cash flows for the three months ended January 31, 2012 has been revised to correct the presentation of the purchase of non-controlling interest from investing to financing activities and is not considered material. There was no impact on previously reported net income or the change in net cash for the three months ended January 31, 2012.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

In the first quarter of 2013, we adopted the updated authoritative guidance that increase the prominence of items reported in other comprehensive income. For additional details related to the updated authoritative guidance, see Note 2, "New Accounting Pronouncements".

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available and are Level 1 inputs under the accounting guidance fair value hierarchy. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds their carrying value by approximately $2 million and $176 million, respectively as of January 31, 2013. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. During the third quarter of fiscal year 2012, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units. In fiscal year 2012, we assessed goodwill impairment for our reporting units; life sciences, chemical analysis, diagnostics and genomics, and electronic measurement. Based on the results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement is greater than their respective carrying values. There was no impairment of goodwill during the three months ended January 31, 2013 and 2012. In connection with our reporting unit change in the third quarter of fiscal year 2012, no goodwill impairment was recorded.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Agilent adopted this guidance for the year ended

October 31, 2012. There was no impairment related to an IPR&D project during the three months ended January 31, 2013 and 2012.

 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In the first quarter of 2013, we adopted the updated authoritative guidance that increases the prominence of items reported in other comprehensive income. The updated authoritative guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that changes in other comprehensive income be presented either as a single continuous statement of comprehensive income or in two but consecutive statements. The adoption of the updated authoritative guidance did impact the presentation of comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

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
In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

3.	ACQUISITION OF DAKO

On June 21, 2012, we completed the acquisition of Dako through the acquisition of 100% of the share capital of Dako, a limited liability company incorporated under the laws of Denmark, under the share purchase agreement dated May 16, 2012. As a result of the acquisition, Dako has become a wholly-owned subsidiary of Agilent. Accordingly, the results of Dako are included in Agilent's condensed consolidated financial statements from the date of the acquisition. The acquisition of Dako and its portfolio is another step to increase our growth in several rapidly expanding areas of diagnostics, including anatomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer.

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

Goodwill was allocated to the diagnostics and genomics operating segment and reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes.

A material portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $185 million was established as a deferred tax liability for the future amortization of these intangibles.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of June 21, 2012 (in millions):

Cash and cash equivalents	$11
Accounts receivable	96
Inventories	90
Other current assets	5
Property, plant and equipment	146
Long term investments	11
Intangible assets	738
Other assets	13
Goodwill	1,383
Total assets acquired	2,493
Accounts payable	(24)
Employee compensation and benefits	(24)
Other accrued liabilities	(47)
Long-term debt	(43)
Other long-term liabilities	(212)
Net assets acquired	$2,143

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

Acquisition and integration costs directly related to the Dako acquisition totaled $3 million for the three months ended January 31, 2013 and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2011(in millions, except per share amounts):

Three Months Ended
January 31,
2012

Net revenue	$1,731
Net income	$211
Net income per share - basic	$0.61
Net income per share - diluted	$0.60

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

The unaudited pro forma financial information for the three months ended January 31, 2012 combine the historical results of Agilent for the three months ended January 31, 2012 and for Dako for the three months ended December 31, 2011 (due to differences in reporting periods).

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Cost of products and services	$8	$6
Research and development	4	4
Selling, general and administrative	19	17
Total share-based compensation expense	$31	$27

At January 31, 2013 there was no share-based compensation capitalized within inventory. For the three months ended January 31, 2013 and 2012, the windfall tax benefit realized from exercised stock options and similar awards was $2 million and zero, respectively.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2013	2012
Stock Option Plans:
Weighted average risk-free interest rate	0.9%	0.9%
Dividend yield	1%	0%
Weighted average volatility	39%	38%
Expected life	5.8yrs	5.8yrs
LTPP:
Volatility of Agilent shares	37%	41%
Volatility of selected peer-company shares	6%-64%	17%-75%
Price-wise correlation with selected peers	49%	62%

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

5.	INCOME TAXES

The company's effective tax rate was 8.2 percent and 10.4 percent for the three months ended January 31, 2013 and 2012, respectively. Income tax expense was $16 million and $26 million for three months ended January 31, 2013 and 2012, respectively. The income tax provision for the three months ended January 31, 2013 included a net discrete tax benefit of $11 million primarily due to the recognition of research and development tax credits relating to the company's prior fiscal year. This resulted from U.S. legislation enacted in January 2013 that retroactively reinstated research and development tax credits for 2012.The income tax provision for the three months ended January 31, 2012 included a net discrete tax expense of $4 million.

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

6.    NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Numerator:
Net income	$179	$230
Denominator:
Basic weighted-average shares	347	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	5	4
Diluted weighted-average shares	352	352

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2013, options to purchase 5,600 shares were excluded from the calculation of diluted earnings per share as compared to 1,700,000 shares for the three months ended January 31, 2012. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three months ended January 31, 2013 we excluded an additional 20,000 shares as compared to 2,000,000 shares for the three months ended January 31, 2012.

7.    INVENTORY

	January 31, 2013	October 31, 2012

	(in millions)
Finished goods	$540	$509
Purchased parts and fabricated assemblies	500	505
Inventory	$1,040	$1,014

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2013:

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2012	$347	$756	$1,464	$458	$3,025
Foreign currency translation impact	1	1	65	(31)	36
Goodwill arising from acquisitions/adjustments	—	—	11	(1)	10
Goodwill as of January 31, 2013	$348	$757	$1,540	$426	$3,071

The components of other intangibles as of January 31, 2013 and October 31, 2012 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2012:
Purchased technology	$849	$333	$516
Backlog	14	14	—
Trademark/Tradename	168	27	141
Customer relationships	391	155	236
Total amortizable intangible assets	1,422	529	893
In-Process R&D	193	—	193
Total	$1,615	$529	$1,086
As of January 31, 2013:
Purchased technology	885	365	520
Backlog	14	14	—
Trademark/Tradename	174	31	143
Customer relationships	397	170	227
Total amortizable intangible assets	1,470	580	890
In-Process R&D	179	—	179
Total	$1,649	$580	$1,069

During the three months ended January 31, 2013, we recorded additions to goodwill of $10 million primarily related to the acquisition of two businesses. During the three months ended January 31, 2012, we recorded additions to goodwill of $39 million. During the three months ended January 31, 2013, we recorded additions to other intangible assets of $1 million. During the three months ended January 31, 2012, we recorded additions to other intangible assets of $16 million. During the three months ended January 31, 2013, intangible assets increased by $33 million due to the impact of foreign exchange translation. During the three months ended January 31, 2013, we transferred $22 million from in-process R&D to purchased technology as projects were completed.

Amortization of intangible assets was $51 million for the three months ended January 31, 2013.  Amortization of intangible assets was $27 million for the three months ended January 31, 2012. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $149 million for the remainder of 2013, $192 million for 2014, $172 million for 2015, $138 million for 2016, $87 million for 2017, $49 million for 2018, and $103 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2013 were as follows:

		Fair Value Measurement at January 31, 2013 Using
	January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,884	$1,884	$—	$—
Derivative instruments (foreign exchange contracts)	23	—	23	—
Long-term
Trading securities	46	46	—	—
Available-for-sale investments	20	20	—	—
Total assets measured at fair value	$1,973	$1,950	$23	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	45	—	45	—
Total liabilities measured at fair value	$55	$—	$55	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 were as follows:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,834	$1,834	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	7	—	7	—
Long-term
Trading securities	50	50	—	—
Available-for-sale investments	—	—	—	—
Total assets measured at fair value	$1,891	$1,884	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$54	$—	$54	$—

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

Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income. Realized gains and losses from the sale of these instruments are recorded in net income.

Impairment of Investments. There were no impairments for investments for the three months ended January 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Long-lived assets held and used	$—	$—
Long-lived assets held for sale	1	—

There were no impairments of long-lived assets held and used for the three months ended January 31, 2013 and 2012. For the three months ended January 31, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. For the three months ended January 31, 2012 there were no impairments of long-lived assets held for sale. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

Investments in Leases

In December 2011, we terminated our leasehold interest in certain municipal properties, received $80 million in cash and recognized a loss of approximately $2 million.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2013, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at January 31, 2013 was $25 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at January 31, 2013 was $17 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at January 31, 2013 was $28 million.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three months ended January 31, 2013 and 2012 was not significant. For the three months ended January 31, 2013 and 2012 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2013, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2013.

There were 118 foreign exchange forward contracts and 8 foreign exchange option contracts open as of January 31, 2013 and designated as cash flow hedges. There were 175 foreign exchange forward contracts open as of January 31, 2013 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of January 31, 2013 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(33)	$—	$194
British Pound	—	—	29
Canadian Dollar	(46)	—	—
Australian Dollars	17	—	50
Malaysian Ringgit	120	—	17
Japanese Yen	(39)	(110)	27
Other	(12)	—	(34)
Totals	$7	$(110)	$283

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2013 and October 31, 2012 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2013	October 31, 2012	Balance Sheet Location	January 31, 2013	October 31, 2012
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$14	$4	Other accrued liabilities	$4	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$9	$3	Other accrued liabilities	$6	$4
Total derivatives	$23	$7		$10	$6

The effect of derivative instruments for interest rate swap contracts and foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$—
Gain (loss) on hedged item, recognized in interest expense	$—	$1
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income	$8	$6
Gain reclassified from accumulated other comprehensive income into cost of sales	$1	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$3	$(16)

The estimated amount of existing net gain at January 31, 2013 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $10 million.

11.    RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2013 and 2012, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost—benefits earned during the period	$11	$10	$9	$8	$1	$1
Interest cost on benefit obligation	6	7	18	18	3	4
Expected return on plan assets	(13)	(12)	(25)	(23)	(5)	(5)
Amortization:
Actuarial losses	3	2	14	11	5	4
Prior service cost	(3)	(3)	—	—	(9)	(9)
Total net plan costs	$4	$4	$16	$14	$(5)	$(5)

We contributed approximately zero to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended January 31, 2013. We contributed approximately zero to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended January 31, 2012. We expect to contribute $30 million our U.S. defined benefit plans during the remainder of 2013 and expect to contribute $48 million to our non-U.S. defined benefit plans during the remainder of 2013.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Beginning balance as of November 1	$60	$50
Accruals for warranties including change in estimate	22	20
Settlements made during the period	(20)	(18)
Ending balance as of January 31	$62	$52

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies. We will cooperate with any government investigation of this matter.  At this point, we cannot predict or estimate the duration, scope, cost, or result of this matter or whether the government will commence any legal action.

13.    SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of January 31, 2013.

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three months ended January 31, 2013 as compared to the 2013 senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The notes will mature on July 15, 2013.

14.    LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2013			October 31, 2012
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$499	$17	$516	$499	$18	$517
2017 Senior Notes	599	25	624	599	26	625
2020 Senior Notes	498	28	526	498	29	527
2022 Senior Notes	399	—	399	399	—	399
Total	$1,995	$70	$2,065	$1,995	$73	$2,068

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three months ended January 31, 2013 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2013 and October 31, 2012 are detailed above.

Other Debt

As of January 31, 2013, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $46 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

15.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2009 our board of directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans (the "2009 repurchase program"). The 2009 repurchase program did not require the company to acquire a specific number of shares and could be suspended or discontinued at any time. There was no fixed termination date for the 2009 repurchase program.

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorizes the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased under the 2009 repurchase program since November 1, 2012. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases during fiscal year 2013, and any unused portion may be used in fiscal year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

For the three months ended January 31, 2013, we repurchased 2 million shares for $79 million. For the three months ended January 31, 2012, we repurchased 1 million shares for $34 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

On November 16, 2012, we declared cash dividends of $0.10 per share or $35 million. The dividends were paid on January 23, 2013 to shareholders of record as of close of business on December 31, 2012.

On January 16, 2013, our board of directors authorized a 20 percent increase in the quarterly dividend from $0.10 per share to $0.12 per share payable in the second quarter of 2013. The second quarter dividend will be paid on April 24, 2013 to all shareholders of record as of the close of business on April 2, 2013. For the three months ended January 31, 2013, cash dividends of $0.12 per share or $42 million were declared on the company's common stock and recorded in other accrued liabilities.

For the three months ended January 31, 2012, cash dividends of $0.10 per share, or $35 million were declared on the company's common stock and recorded in other accrued liabilities.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

16.    SEGMENT INFORMATION

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Three months ended January 31, 2013:
Total net revenue	$401	$394	$163	$722	$1,680
Segment income from operations	$61	$81	$21	$125	$288
Three months ended January 31, 2012:
Total net revenue	$395	$396	$66	$778	$1,635
Segment income from operations	$58	$88	$8	$160	$314

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2013	2012
	(in millions)
Total reportable segments’ income from operations	$288	$314
Asset impairments	(1)	—
Transformational initiatives	(3)	(8)
Amortization of intangibles	(52)	(27)
Acquisition and integration costs	(10)	(7)
Other	(5)	(1)
Interest income	2	3
Interest expense	(25)	(26)
Other income (expense), net	1	8
Income before taxes, as reported	$195	$256

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Assets:
As of January 31, 2013	$1,392	$1,721	$2,841	$1,962	$7,916
As of October 31, 2012	$1,477	$1,768	$2,595	$2,157	$7,997

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, comprehensive income or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent is the world’s premier measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, diagnostic and genomics, communications and electronics industries.

Total orders for the three months ended January 31, 2013 increased 5 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable impact of approximately 1 percentage point compared to the same period last year. The order increase associated with the Dako acquisition accounted for 6 percentage points of order growth in the three months ended January 31, 2013. For the three months ended January 31, 2013, life sciences orders increased 1 percent, chemical analysis orders decreased 1 percent, diagnostics and genomics increased 139 percent and electronic measurement orders decreased 1 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 135 percentage points of the order increase for the three months ended January 31, 2013.

Net revenue of $1,680 million for the three months ended January 31, 2013 increased 3 percent compared with the same period last year.  The revenue associated with the Dako acquisition accounted for 6 percentage points of revenue growth in the three months ended January 31, 2013. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable impact of approximately 1 percentage point compared to the same period last year. Revenue grew 2 percent in the life sciences business, for the three months ended January 31, 2013 when compared to the same period last year. Increased revenue was led by demand for products in pharmaceutical and biotechnology markets; academic and government research markets were flat. Revenue decreased 1 percent in the three months ended January 31, 2013 within the chemical analysis business when compared to the same period last year. Revenue generated within forensics markets increased strongly, but environmental markets declined amid lower government spending in the three months ended January 31, 2013. In the three months ended January 31, 2013, total diagnostics and genomics revenue increased 145 percent when compared to the same period last year. The Dako acquisition accounted for 141 percentage points of revenue increase for the three months ended January 31, 2013.  Electronic measurement revenue decreased 7 percent in the three months ended January 31, 2013 compared with the same period last year. Within electronic measurement, revenue from general purpose test market decreased 3 percent in the three months ended January 31, 2013. Revenue from aerospace and defense markets increased, but the remainder of the general purpose market declined. Also within electronic measurement, communications test business revenues decreased 15 percent in the three months ended January 31, 2013. There was weakness in the wireless handset test market in the three months ended January 31, 2013 when compared to the same period last year.

Net income for the three months ended January 31, 2013 was $179 million compared to $230 million for the corresponding period last year. In the three months ended January 31, 2013, we generated $245 million of cash from operations compared with $150 million generated in the same period last year.

For the three months ended January 31, 2013, cash dividends of $77 million were declared and $35 million was paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, we are in a slow-growth environment where continued uncertainty will dampen demand and impact the timing of delivery for our products and services. In the near term, our results are impacted by decreases in U.S. government spending particularly in the area of aerospace/defense and to a lesser extent in areas of health and safety. We expect to continue to introduce innovative technologies and deliver market-leading products, while we make progress in optimizing our order fulfillment and manufacturing operations resulting in approximately $50 million of cost savings in the current fiscal year.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. A number of our critical accounting policies are described in the following paragraphs. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. We estimate the stock price volatility using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life of stock options. In reaching this conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. A 10 percent increase in our estimated historical volatility from 39 percent to 49 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

Goodwill and purchased intangible assets. Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. During the third quarter of fiscal 2012, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

In fiscal year 2012, we assessed goodwill impairment for our four reporting units: life sciences, chemical analysis, diagnostics and genomics and electronic measurement. Based on our results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our four reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, is greater than their respective carrying values. There was no impairment of goodwill during the three months ended January 31, 2013 and 2012. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill.  The changes are intended to reduce compliance costs.  Agilent's IPR&D intangible assets are indefinite-lived intangible assets.  The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible assets to determine whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite lived intangible asset is impaired.  An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Agilent adopted this guidance for the year ended October 31, 2012.  No impairments of indefinite-lived intangible assets were recorded during the three months ended January 31, 2013 or 2012.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the analyses, there were no impairments of purchased intangible assets but we recorded impairments of $1 million for long-lived assets held for sale for the three months ended January 31, 2013.  There were no impairments of long-lived assets, including purchased intangible assets for the three months ended January 31, 2012.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At January 31, 2013, we provided a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
	(in millions)
Orders	$1,710	$1,623	5%
Net revenue:
Products	$1,380	$1,342	3%
Services and other	300	293	2%
Total net revenue	$1,680	$1,635	3%

Total orders for the three months ended January 31, 2013 increased 5 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable impact of approximately 1 percentage point compared to the same period last year. The order increase associated with the Dako acquisition accounted for 6 percentage points of order growth in the three months ended January 31, 2013. For the three months ended January 31, 2013, life sciences orders increased 1 percent, chemical analysis orders decreased 1 percent, diagnostics and genomics increased 139 percent and electronic measurement orders decreased 1 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 135 percentage points of the order increase for the three months ended January 31, 2013.

Net revenue of $1,680 million for the three months ended January 31, 2013 increased 3 percent compared with the same period last year.  The revenue associated with the Dako acquisition accounted for 6 percentage points of revenue growth in the three months ended January 31, 2013. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable impact of approximately 1 percentage point compared to the same period last year. Revenue grew 2 percent in the life sciences business, for the three months ended January 31, 2013 when compared to the same period last year. Increased revenue was led by demand for products in pharmaceutical and biotechnology markets; academic and government research markets were flat. Revenue decreased 1 percent in the three months ended January 31, 2013 within the chemical analysis business when compared to the same period last year. Revenue generated within forensics markets increased strongly, but environmental markets declined amid lower government spending in the three months ended January 31, 2013. In the three months ended January 31, 2013, total diagnostics and genomics revenue increased 145 percent when compared to the same period last year. The Dako acquisition accounted for 141 percentage points of revenue increase for the three months ended January 31, 2013.  Electronic measurement revenue decreased 7 percent in the three months ended January 31, 2013 compared with the same period last year. Within electronic measurement, revenue from general purpose test market decreased 3 percent in the three months ended January 31, 2013. Revenue from aerospace and defense markets increased, but the remainder of the general purpose market declined. Also within electronic measurement, communications test business revenues decreased 15 percent in the three months ended January 31, 2013. There was weakness in the wireless handset test market in the three months ended January 31, 2013 when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 2 percent in the three months ended January 31, 2013 as compared to the same period in 2012.  Approximately 1 percentage point of growth was attributable to the Dako acquisition. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
Total gross margin	52.4%	53.5%	(1)ppt
Operating margin	12.9%	16.6%	(4)ppt

(in millions)
Research and development	$179	$162	11%
Selling, general and administrative	$484	$441	10%

Total gross margins for the three months ended January 31, 2013 decreased 1 percentage point compared to the same period last year. Operating margins decreased 4 percentage points in the three months ended January 31, 2013 compared to the same period last year. The decrease in operating margin in the three months ended January 31, 2013 is due to increased operating expenses associated with the Dako acquisition, including increased intangible amortization, and higher wages offset by reductions in variable and incentive pay compared to the same period last year.

Research and development expenses increased 11 percent in the three months ended January 31, 2013 compared to the same period last year. Increased expenditures, compared to the same period last year, were mostly due to the Dako acquisition and investments in new products and technologies partially offset by lower variable and incentive pay. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 10 percent for the three months ended January 31, 2013 compared to the same period last year. Increased expenditures were due to the higher wages, the Dako acquisition and investment in sales channel coverage offset by lower variable and incentive pay.

At January 31, 2013, our headcount was approximately 20,500 as compared to approximately 18,700 at January 31, 2012. The increase was mostly due to the acquisition of Dako.

Income Taxes

Our effective tax rate was 8.2 percent and 10.4 percent for the three months ended January 31, 2013 and 2012, respectively. Income tax expense was $16 million and $26 million for the three months ended January 31, 2013 and 2012, respectively. The income tax provision for the three months ended January 31, 2013 included net discrete tax benefits of $11 million primarily due to the recognition of research and development tax credits relating to our prior fiscal year. This resulted from U.S. legislation enacted in January 2013 that retroactively reinstated research and development tax credits for 2012. The income tax provision for the three months ended January 31, 2012 included a net discrete tax expense of $4 million.

At January 31, 2013, our estimate of the annual effective tax rate including discrete items to date was 12.5 percent. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate or have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of research and development credits, foreign tax credits, business acquisitions and dispositions, changes to valuation allowances and mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates.

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

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
	(in millions)
Orders	$397	$394	1%
Net revenue	$401	$395	2%

Life sciences orders for the three months ended January 31, 2013 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable currency impact of 1 percentage point on the growth in orders when compared to the same period last year. Order results were led by demand in the LC, LCMS, informatics, nucleic acid, consumables, and services portfolios. We saw solid performance in key products among the LCMS family, with Single Quadrupole and Single Time-of-Flight LCMS instruments posting strong growth. Geographically, results were mixed as orders grew 12 percent in the Americas and 7 percent in Asia Pacific excluding Japan and declined 8 percent in Europe and 33 percent in Japan for the three months ended January 31, 2013 when compared to the same period last year. Government spending restrictions and cautious behavior in response to regional economic conditions in Europe and Japan moderated demand.
Life sciences net revenues for the three months ended January 31, 2013 increased 2 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year. Revenue growth in the three months ended January 31, 2013 was led by the LC, nucleic acid solutions, consumables, and services portfolios. LCMS revenue declined compared to last year due to higher order backlog clearing and revenue conversion in the first quarter of the prior year. LC revenue growth was driven by strong order conversion this quarter and consumables results were boosted by growth in both generic and proprietary instrument supplies. Geographically, revenues grew 12 percent in Asia Pacific excluding Japan, declined 1 percent in the Americas and 15 percent in Japan, and were relatively flat in Europe for the three months ended January 31, 2013 when compared to the same period last year. Order and delivery timing within the current quarter contributed to the mixed regional growth profile.
End market performance reflected moderate growth. The pharmaceutical and biotech market held steady with moderate growth as the interim U.S. budget and debt ceiling solutions temporarily allayed macroeconomic concerns, while concern with the negative sales impact of patent expirations appeared to soften. Academic and Government spending remains soft, but steady, as we saw modest growth in this market. On-going lack of clarity on specific government budget cuts in both the public and private sector worldwide is keeping capital replacement and service contract extensions in check. Applied markets had mixed results, reflecting some positive momentum in China and the United States.

The overall macroeconomic weakness has affected demand for our instruments and application solutions. Despite this weakness, we continue to invest in expanding and improving our life sciences applications and solutions portfolio. In this quarter, we began shipment of a new laser-based 1290 Infinity Evaporative Light-Scattering Detector (ELSD) system, which is suited for the analysis of non- and semi-volatile compounds in pharmaceutical, drug discovery, food quality testing, nutraceutical and fine chemical analysis. We also announced the Encore Multispan Liquid Handling System, which will enable new automation capabilities for life science research applications. In addition, we continue to focus on application-specific solutions in emerging countries and markets.
Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
Gross margin	51.9%	50.9%	1 ppt
Operating margin	15.2%	14.6%	1 ppt

(in millions)
Research and development	$35	$34	1%
Selling, general and administrative	$112	$109	3%

Gross margins for products and services for the three months ended January 31, 2013 increased 1 percentage point compared to the same period last year. Favorable revenue volume, lower variable pay and infrastructure expenses were partially offset by wage increases.
Research and development expenses for the three months ended January 31, 2013 increased 1 percent compared to the same period last year. The increase was mainly due to continued investment in new products and technologies.
Selling, general and administrative expenses for the three months ended January 31, 2013 increased 3 percent compared to the same period last year. The increase was due to wage increases and investments in sales channel coverage with a focus on emerging markets, partially offset by lower variable pay.
Operating margins for products and services for the three months ended January 31, 2013 increased 1 percentage point compared to the same period last year. The increase was mainly due to favorable gross profit from higher revenue outpacing operating expense growth.
Income from Operations

Income from operations for the three months ended January 31, 2013 increased $3 million or 6 percent on a corresponding revenue increase of $6 million. The resultant year-over-year operating margin incremental was 50 percent. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
	(in millions)
Orders	$399	$403	(1)%
Net revenue	$394	$396	(1)%

Chemical analysis orders for the three months ended January 31, 2013 decreased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable currency impact of 1 percentage point on the growth in orders when compared to the same period last year. Order results were led by solid performance in atomic spectroscopy instruments and services. Growth in atomic spectroscopy orders featured our AA, ICP-OES, and Microwave Plasma instruments. Service orders were driven by higher point-of-instrument-sale activities, as well as aftermarket services including new contracts and renewals. Growth was largely offset by declines in the vacuum pump portfolio and a pause in GC-MS orders as customers anticipate the rollout of new GC-MS instruments in our second quarter. Geographically, orders grew 1 percent in the Americas, were relatively flat in Europe, declined 22 percent in Japan, and grew 2 percent in other Asia Pacific for the three months ended January 31, 2013 when compared to the same period last year. In the Americas, orders in the United States declined slightly as government spending tightened and private customers remained cautious with capital spending. However, Latin America delivered growth, driven by sales in Brazil and Mexico.
Chemical analysis revenues for the three months ended January 31, 2013 decreased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable currency impact of 1 percentage point on the growth in revenues when compared to the same period last year. Similar to orders, revenues were led by solid performance in atomic spectroscopy instruments and services. Growth was largely offset by declines in the vacuum pump portfolio. We continue to face challenges in the vacuum pump portfolio as weakness in semiconductor and industrial markets affected results. Geographically, revenues grew 1 percent in the Americas, grew 1 percent in Europe, declined 20 percent in Japan, and grew 2 percent in other Asia Pacific for the three months ended January 31, 2013 when compared to the same period last year. While the economic situation in Europe is still fragile, we saw some improvement and momentum this quarter. Japan declined due to macroeconomic weakness.
Growth was mixed in core end markets. Growth in the food market was driven by private sector demand in the United States and continued investment in China. Continued testing demand for pesticides and veterinary medicine residues in foods remains strong. Emerging applications such as mycotoxins, dioxins, and metal speciation are showing growth. Forensics growth was strong; increasing demand for screening and identification of abused prescription pharmaceuticals and designer drugs is driving purchasing of new, high resolution mass spectrometry technologies. The overall petrochemical market declined year-on-year due to lower industrial demand, but has stabilized from recent quarters. Demand in materials and mining remains solid, although investments have been tempered from prior quarters due to lower commodity prices. Environmental is still down on weak government spending, but results have improved modestly from recent trends, partially due to shale gas testing in the Americas. Other applied markets showed net growth as growth in the pharmaceutical and biotech markets was partially offset by decline in the academic and government markets.
While the economic environment is still challenging, there are signs of improvement in many chemical analysis core markets. Despite the current weakness, we will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. In addition, we are focusing on improvements in profitability of our portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
Gross margin	51.2%	51.7%	(1) ppt
Operating margin	20.6%	22.2%	(2) ppts

(in millions)
Research and development	$24	$23	4%
Selling, general and administrative	$97	$94	3%

Gross margins for products and services for the three months ended January 31, 2013 declined 1 percentage point compared to the same period last year. The change was mostly due to higher product discounts and logistics costs partially offset by lower variable pay and infrastructure expenses.
Research and development expenses for the three months ended January 31, 2013 increased 4 percent when compared to the same period last year. The increase was due to wage increases and investments in product R&D, partially offset by lower variable pay.
Selling, general and administrative expenses for the three months ended January 31, 2013 increased 3 percent compared to the same period last year. The increase was due to wage increases and investments in sales channel coverage with a focus on emerging markets, partially offset by lower variable pay.
Operating margins for products and services for the three months ended January 31, 2013 declined 2 percentage points compared to the same period last year. The decrease was due to lower gross profit coupled with incremental expense growth.
Income from Operations

Income from operations for the three months ended January 31, 2013 decreased $7 million on a corresponding revenue decrease of $2 million.

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

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
	(in millions)
Orders	$165	$69	139%
Net revenue	$163	$66	145%

Diagnostics and genomics orders for the three months ended January 31, 2013, increased 139 percent when compared to the same period last year. The incremental orders associated with the Dako acquisition accounted for 135 percentage points of the order growth. Excluding the impact of the Dako acquisition, order growth was led by SureSelect, HaloPlex, CGH microarrays, Bioanalyzer chips and reagents and Tapestation products. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable impact of 2 percentage point on orders when compared to the same period last year. Geographically, excluding the impact of the Dako acquisition, orders grew in all regions except Japan when compared to the same period last year. Japan declined 6 percent due to the impact of currency movements, while the Americas grew 7 percent and Europe grew 6 percent helped by strong order growth in SureSelect, HaloPlex and CGH microarrays. Other Asia Pacific saw order growth of 14 percent with all product portfolios either flat or showing growth compared the same period last year.
Diagnostic and genomics revenue for three months ended January 31, 2013, increased 145 percent when compared to the same period last year. The incremental revenue associated with the Dako acquisition accounted for 57 percent of our diagnostics and genomics business for the three months ended January 31, 2013, and 141 percentage points of the revenue growth compared to the same period last year. Foreign currency movements for the three months ended January 31, 2013 had an unfavorable currency impact of 2 percentage points when compared to the same period last year. Product performance, excluding the impact of the Dako acquisition, was led by SureSelect, HaloPlex, Bioanalyzer consumables and TapeStation products. Revenue associated with the Dako acquisition consisted primarily of IHC product offerings. On a regional basis, excluding the impact of the Dako acquisition, revenue grew in all regions with the exception of the Americas, which declined 4 percent. Revenue grew 8 percent in Europe, 3 percent in Japan and 33 percent in Other Asia Pacific.
We saw positive revenue growth in the pharmaceutical and biotech market, as well as strong growth in the clinical, diagnostics and academia and government markets, excluding the impact of the Dako acquisition. Positive growth in the pharmaceutical and biotech market reflects worldwide outsourcing demand for preclinical research and development as patents expire and generic drugs expand rapidly. Strong growth in the clinical market reflected continued adoption of next generation sequencing testing, as well as program development in Europe to optimize prognosis and diagnostic approaches using next generation sequencing and microarrays. The cancer diagnostics market remained robust within pathology staining as the fundamental socio-demographic growth drivers continued to increase test volumes, while the more efficient automation solutions and test procedure standardization drove demand due to its cost and labor reduction advantages. Pharma partnerships have continued to see high growth, including the recently announced collaboration with Eli Lilly and Company for the development of companion diagnostic tests to identify patients who may be more likely to benefit from an investigational oncology medicine currently under development by Eli Lilly and Company. The academia and government market continues to remain soft due to the U.S. and European cautious funding environments. However, next generation sequencing continues to attract government funding in many fields, including medical science, microbiology, and bio-agriculture, resulting in continued health of consumables budgets for genomics products in A&G end markets.
Looking forward, we are optimistic about our growth opportunities in the clinical market as our broad portfolio of products are well suited to address customer needs.  Strong adoption of HaloPlex continues with growing customer base and nice ramp-up of re-order rates and we have plans to continue investing in target enrichment. On the microarray front, we have plans to file our CGH arrays with the FDA. Having signed an agreement with a former competitor who has exited the microarray business, we are already realizing conversion of their customers onto Agilent's microarray platform.  These new customers have ordered both gene expression and CGH arrays, as well as other products in the genomics portfolio. Our Dako business will be boosted by a new advanced staining platform which is launching this year, bringing both IHC and ISH capabilities to one integrated platform.  Additionally, we continue to work with pharmaceutical partners to develop companion diagnostic solutions.
Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
Gross margin	60.5%	62.6%	(2) ppts
Operating margin	13.1%	11.9%	1 ppts

(in millions)
Research and development	$22	$10	123%
Selling, general and administrative	$55	$24	131%

Gross margins for products and services for the three months ended January 31, 2013, declined 2 percentage points compared to the same period last year. The change in gross margins was due to the impact of the Dako acquisition, first quarter 2012 hedging gain, temporarily higher period costs in microarray fab operations, higher discounts and unfavorable currency impacts partially offset by favorable revenue volume.
Research and development expenses for the three months ended January 31, 2013, increased 123 percent when compared to the same period last year. The increase was due to the acquisition of Dako.
Selling, general and administrative expenses for the three months ended January 31, 2013, increased 131 percent compared to the same period last year. The increase was due to the acquisition of Dako.
Operating margins for products and services for the three months ended January 31, 2013, increased 1 percentage point compared to the same period last year. Factors which led to operating margin improvement over the prior year have been explained in the above discussions.

Income from Operations

Income from operations for the three months ended January 31, 2013, increased $13 million on a corresponding revenue increase of $97 million. The resultant year-over-year operating margin incremental was 14 percent.

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

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
	(in millions)
Orders	$749	$757	(1)%
Net revenue	$722	$778	(7)%

Electronic measurement orders for the three months ended January 31, 2013, decreased 1 percent when compared to the same period last year due to the unfavorable impact of foreign currency movements. A decline in our general purpose test business, particularly for industrial, computers, and semiconductor applications, was partially offset by growth in wireless manufacturing demand. On a geographical basis, orders increased 1 percent year-over-year in the Americas and were flat in Japan. Orders declined 2 percent in Asia Pacific excluding Japan and 3 percent in Europe compared to the same period last year.
Electronic measurement revenues for the three months ended January 31, 2013, decreased 7 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point year-over-year. Declines in the communications and industrial test businesses were partially offset by growth in aerospace and defense. Regionally, the Americas declined 3 percent compared to the same period last year. Europe was 8 percent lower reflecting weaker industrial, computers, and semiconductor demand partially offset by strength in aerospace and defense. Asia Pacific excluding Japan declined 10 percent year-over-year primarily due to weak communications test revenue, and Japan decreased 11 percent on lower industrial, computer, and semiconductor test demand.
General purpose test, representing approximately 69 percent of electronic measurement revenue, reflected solid growth in aerospace and defense business, slightly lower computers and semiconductor related demand, and lower industrial test revenue compared to the same period last year. Aerospace and defense revenue was relatively flat in the Americas but increased on stronger spending in Asia Pacific excluding Japan and Europe. Investments in new semiconductor technology moderated and manufacturing capacity expansion remained weak. Uncertain global economic conditions contributed to lower industrial related business.
Communications test, representing approximately 31 percent of electronic measurement revenue, declined year-over-year primarily due to lower wireless manufacturing and R&D test business. Following a period of strong investment in smartphone production capacity, wireless manufacturing demand moderated. A more cautious spending environment drove lower wireless R&D investment though industry fundamentals remain intact, with continued interest in high data rate applications such as long-term evolution (LTE). Demand for broadband communications test decreased compared to the same period last year reflecting lower optical network investments.
Looking forward, we expect challenging market conditions to persist in the near term. There continues to be downward pressure on the aerospace and defense market with uncertainty relating to the budget for the United States government. Communications test demand is expected to remain soft on decelerating smartphone capacity expansion and conservative spending in R&D. We anticipate continued interest in high-speed digital test applications and gradual improvement in semiconductor related investments later in the year.
Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2013	2012	Months
Gross margin	57.4%	57.8%	—
Operating margin	17.3%	20.6%	(3) ppts

(in millions)
Research and development	$96	$94	2%
Selling, general and administrative	$193	$196	(1)%

Gross margins for products and services for the three months ended January 31, 2013, remained flat when compared to the same period last year. Lower variable and incentive pay and favorable mix were offset by higher excess/obsolete inventory charges.
Research and development expenses for the three months ended January 31, 2013, increased 2 percent when compared to the same period last year. Investments in acquisitions and new products were partially offset by lower variable and incentive pay.
Selling, general and administrative expenses for the three months ended January 31, 2013, decreased 1 percent compared to the same period last year. Reductions in variable and incentive pay and benefits were partially offset by higher infrastructure costs.
Operating margins for products and services for the three months ended January 31, 2013, declined 3 percentage points when compared to the same period last year on lower revenue and flat spending.
Income from Operations

Income from operations for the three months ended January 31, 2013, decreased $35 million on a corresponding revenue decrease of $56 million. The resultant year-over-year operating margin decremental was 63 percent.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2013 consisted of cash and cash equivalents of $2,450 million as compared to $2,351 million as of October 31, 2012.

As of January 31, 2013, approximately $1,899 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $245 million for the three months ended January 31, 2013 compared to cash provided of $150 million for the same period in 2012. In the three months ended January 31, 2013, we paid approximately $58 million under our variable and incentive pay programs, as compared to $111 million paid out during the same period of 2012. Net cash paid for income taxes was approximately $43 million and $44 million in the three months ended January 31, 2013 and 2012, respectively.

In the three months ended January 31, 2013, accounts receivable provided cash of $53 million compared to cash provided of $35 million for the same period in 2012.  Revenue increased by approximately 3 percent in the three months ended January 31, 2013 as compared to the same period in 2012. Days’ sales outstanding increased to 47 days as of January 31, 2013 from 45 days a year ago. Accounts payable used cash of $7 million for the three months ended January 31, 2013 compared to cash used of $42 million in the same period in 2012. Cash used for inventory was $34 million for the three months ended January 31, 2013 compared to cash used of $46 million for the same period in 2012. Inventory day’s on-hand increased to 117 days as of January 31, 2013 compared to 111 days as of the end of the same period last year.

We contributed approximately $12 million to our defined benefit plans in the first three months of 2013 and 2012. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $78 million to our defined benefit plans during the remainder of 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities was $72 million for the three months ended January 31, 2013 as compared to net cash used in investing activities of $18 million for the same period of 2012. Investments in property, plant and equipment were $59 million for the three months ended January 31, 2013 compared to $46 million in the same period of 2012. We expect that total capital expenditures for the current year will be approximately the same as last years’ expenditures which were $194 million for 2012. In the three months ended January 31, 2013, there were $15 million of purchases of investments. Proceeds from the sale of investments were $11 million and $3 million in the three months ended January 31, 2013 and 2012, respectively. In the three months ended January 31, 2013, there were $10 million of business acquisitions and intangibles assets, net of cash acquired, compared to $55 million in same period last year.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2013 was $63 million, which includes $35 million for payment of dividends, compared to cash provided of $3 million for the same period of 2012.

Treasury stock repurchases

On November 19, 2009 our board of directors approved a share-repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans (the "2009 repurchase program"). The 2009 repurchase program did not require the company to acquire a specific number of shares and could be suspended or discontinued at any time. There was no fixed termination date for the 2009 repurchase program.

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorizes the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased under the 2009 repurchase program since November 1, 2012. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases during fiscal year 2013, and any unused portion may be used in fiscal year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

For the three months ended January 31, 2013, we repurchased 2 million shares for $79 million. For the three months ended January 31, 2012, we repurchased 1 million shares for $34 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

On November 16, 2012, we declared cash dividends of $0.10 per share or $35 million. The dividends were paid on January 23, 2013 to shareholders of record as of close of business on December 31, 2012.

On January 16, 2013, our board of directors authorized a 20 percent increase in the quarterly dividend from $0.10 per share to $0.12 per share payable in the second quarter of 2013. The second quarter dividend will be paid on April 24, 2013 to all shareholders of record as of the close of business on April 2, 2013. For the three months ended January 31, 2013, cash dividends of $0.12 per share or $42 million were declared on the company's common stock and recorded in other accrued liabilities.

For the three months ended January 31, 2012, cash dividends of $0.10 per share, or $35 million were declared on the company's common stock and recorded in other accrued liabilities.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of January 31, 2013 the company had no borrowings outstanding under the facility.

Short-term debt and Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes and mortgage debt in the three  months ended January 31, 2013 as compared to the senior notes and mortgage debt described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The 2013 senior notes mature on July 15, 2013.

Other

There were no substantial changes from our 2012 Annual Report on Form 10-K, to our contractual commitments in the first three months of 2013. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $325 million and $320 million of taxes payable as of January 31, 2013 and October 31, 2012, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 61 percent and 63 percent of our revenues were generated in U.S. dollars during the three months ended January 31, 2013 and 2012, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2013, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies. We will cooperate with any government investigation of this matter.  At this point, we cannot predict or estimate the duration, scope, cost, or result of this matter or whether the government will commence any legal action.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country's or region's political, economic or other conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws including changes to U.S. tax legislation that could materially increase our effective tax rate;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism and war.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example, during fiscal 2011, we completed the acquisitions of A2 Technologies, Lab901 and Biocius Life Sciences Inc. During fiscal 2012, we completed various acquisitions, including Dako A/S, BioSystem Development LLC, Halo Genomics AB, the test systems division of AT4 wireless, and the test and measurement businesses of Centellax Inc. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, Danaher Corporation completed its acquisition of IRIS International in November 2012; Thermo Fisher Scientific completed its acquisitions of Doe & Ingalls in May 2012 and One Lambda in September 2012; and PerkinElmer completed its acquisition of Haoyuan Biotech in November 2012. Consolidation in our industries could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. On March 4, 2013, we made a report to the Inspector General of the Department of Defense regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies. See Item 1. "Legal Procedings", above. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

We currently have outstanding an aggregate principal amount of $2.25 billion in senior unsecured notes and a $46 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2013, we had cash and cash equivalents of approximately $2.45 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2013.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2012 through Nov. 30, 2012	427,300	$37.72	427,300	NA
Dec. 1, 2012 through Dec. 31, 2012	1,572,700	$39.78	1,572,700	NA
Jan. 1, 2013 through Jan. 31, 2013	—	$—	—	NA
Total	2,000,000	$39.34	2,000,000	NA

(1)
On November 19, 2009 our Board of Directors approved a share repurchase program to reduce or eliminate dilution of basic outstanding shares in connection with issuances of stock under the company's equity incentive plans (the “2009 Repurchase Program”). The 2009 Repurchase Program did not require the Company to acquire a specific number of shares and could be suspended or discontinued at any time. There was no fixed termination date for the 2009 Repurchase Program. On January 16, 2013, our Board of Directors terminated the 2009 Repurchase Program and approved a new share repurchase program as set forth below.

(2)
On January 16, 2013, our Board of Directors approved a new share repurchase program authorizing the use of up to $500 million to repurchase shares of the Company's common stock in open market transactions, inclusive of any amounts repurchased under the 2009 Repurchase Program since November 1, 2012 (the “2013 Repurchase Program”). Unless terminated earlier by the Board of Directors, the 2013 Repurchase Program is designed to cover purchases during fiscal year 2013, and any unused portion may be used in fiscal year 2014. The 2013 Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time.

(3)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 51 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 5, 2013	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2013	By:	/s/ Solange Glaize
Solange Glaize
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 13.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document