Form 10-Q
period 2013-04-30
AGILENT TECHNOLOGIES INC
filed 2013-06-03
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2013
COMMON STOCK, $0.01 PAR VALUE	344,476,029

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net revenue:
Products	$1,424	$1,435	$2,804	$2,777
Services and other	308	298	608	591
Total net revenue	1,732	1,733	3,412	3,368
Costs and expenses:
Cost of products	674	650	1,311	1,251
Cost of services and other	167	165	330	325
Total costs	841	815	1,641	1,576
Research and development	181	166	360	328
Selling, general and administrative	497	452	981	893
Total costs and expenses	1,519	1,433	2,982	2,797
Income from operations	213	300	430	571
Interest income	1	2	3	5
Interest expense	(25)	(25)	(50)	(51)
Other income (expense), net	9	16	10	24
Income before taxes	198	293	393	549
Provision for income taxes	32	38	48	64
Net income	$166	$255	$345	$485

Net income per share:
Basic	$0.48	$0.73	$1.00	$1.39
Diluted	$0.48	$0.72	$0.98	$1.37

Weighted average shares used in computing net income per share:
Basic	345	348	346	348
Diluted	349	354	351	353

Cash dividends declared per common share	$—	$—	$0.22	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net income	$166	$255	$345	$485
Other comprehensive income (loss):
Change in unrealized gain on investments, net of tax expense (benefit) of $(1), $0, $1 and $(8)	(2)	—	1	6
Change in unrealized gain on derivative instruments, net of tax expense of $3, $0, $5 and $2	5	—	11	4
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(2), $(1), $(2) and $(1)	(4)	(3)	(5)	(4)
Foreign currency translation	(111)	(19)	(55)	(58)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $6, $3, $10 and $6	16	16	30	28
Change in net prior service benefit, net of tax benefit of $(4), $0, $(8) and $0	(8)	(13)	(16)	(24)
Other comprehensive loss	(104)	(19)	(34)	(48)
Total comprehensive income	$62	$236	$311	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,519	$2,351
Accounts receivable, net	916	923
Inventory	1,042	1,014
Other current assets	341	341
Total current assets	4,818	4,629
Property, plant and equipment, net	1,147	1,164
Goodwill	3,006	3,025
Other intangible assets, net	995	1,086
Long-term investments	120	109
Other assets	501	523
Total assets	$10,587	$10,536
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$448	$461
Employee compensation and benefits	384	387
Deferred revenue	459	420
Short-term debt	250	250
Other accrued liabilities	367	375
Total current liabilities	1,908	1,893
Long-term debt	2,106	2,112
Retirement and post-retirement benefits	478	554
Other long-term liabilities	787	792
Total liabilities	5,279	5,351
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 599 million shares at April 30, 2013 and 595 million shares at October 31, 2012, issued	6	6
Treasury stock at cost; 254 million shares at April 30, 2013 and 249 million shares at October 31, 2012	(8,926)	(8,707)
Additional paid-in-capital	8,596	8,489
Retained earnings	5,774	5,505
Accumulated other comprehensive loss	(145)	(111)
Total stockholders' equity	5,305	5,182
Non-controlling interest	3	3
Total equity	5,308	5,185
Total liabilities and equity	$10,587	$10,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2013	2012
Cash flows from operating activities:
Net income	$345	$485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	186	123
Share-based compensation	49	43
Excess tax benefit from share-based plans	(2)	—
Deferred taxes	(4)	(4)
Excess and obsolete inventory and inventory-related charges	22	13
Other non-cash expenses, net	5	2
Changes in assets and liabilities:
Accounts receivable	(3)	(63)
Inventory	(53)	(64)
Accounts payable	(7)	(6)
Employee compensation and benefits	(1)	(23)
Other assets and liabilities	23	(3)
Net cash provided by operating activities	560	503

Cash flows from investing activities:
Investments in property, plant and equipment	(110)	(83)
Proceeds from lease receivable	—	80
Proceeds from sale of property, plant and equipment	2	—
Payment to acquire equity method investment	(21)	—
Purchase of other investments	(15)	—
Proceeds from sale of investments	11	5
Acquisitions of businesses and intangible assets, net of cash acquired	(10)	(76)
Net cash used in investing activities	(143)	(74)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	68	61
Payment of dividends	(76)	(35)
Purchase of non-controlling interest	(3)	(6)
Excess tax benefit from share-based plans	2	—
Treasury stock repurchases	(219)	(78)
Net cash used in financing activities	(228)	(58)

Effect of exchange rate movements	(21)	(2)

Net increase in cash and cash equivalents	168	369

Cash and cash equivalents at beginning of period	2,351	3,527
Cash and cash equivalents at end of period	$2,519	$3,896
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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2013 and October 31, 2012, condensed consolidated statement of comprehensive income for the three and six months ended April 30, 2013 and 2012, condensed consolidated statement of operations for the three and six months ended April 30, 2013 and 2012, and condensed consolidated statement of cash flows for the six months ended April 30, 2013 and 2012.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, restructuring, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes.

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

Revision. The statement of cash flows for the six months ended April 30, 2012 has been revised to correct the presentation of the purchase of non-controlling interest from investing to financing activities and is not considered material. There was no impact on previously reported net income or the change in net cash for the six months ended April 30, 2012.

Update to Significant Accounting Policies. During the second fiscal quarter of 2013 typical standard warranty arrangements within our electronic measurement business were extended from one year to three years from the date of delivery. Prior to the change in standard warranty terms, we sold extended warranties of more than one year and less than three years which were deferred. Those existing warranties greater than one year and less than three years and previously classified as extended warranties will be amortized over the original period of the warranty. We will continue to sell extended warranties for terms beyond three years within the electronic measurement business. The impact will not be material to the segment or consolidated revenue of Agilent and the anticipated increase to the warranty accrual as a result of the new arrangements will not be material to the condensed consolidated balance sheet of Agilent. No changes were made to the standard and extended warranty terms within our other businesses. There have been no other material changes to our significant accounting policies, as compared to the significant accounting policies described in our  Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

In the first quarter of 2013, we adopted the updated authoritative guidance that increases the prominence of items reported in other comprehensive income. For additional details related to the updated authoritative guidance, see Note 2, "New Accounting Pronouncements".

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available and are Level 1 inputs under the accounting guidance fair value hierarchy. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our short-term and long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds their carrying value by approximately $1 million and $187 million, respectively as of April 30, 2013. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Goodwill and Purchased Intangible Assets.   In September 2011, the Financial Accounting Standards Board ("FASB") approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units. During the third quarter of fiscal year 2012, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units. In fiscal year 2012, we assessed goodwill impairment for our reporting units; life sciences, chemical analysis, diagnostics and genomics, and electronic measurement. Based on the results of our qualitative test for goodwill impairment by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement is greater than their respective carrying values. There was no impairment of goodwill during the three and six months ended April 30, 2013 and 2012.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Agilent adopted this guidance for the year ended October 31, 2012. We recorded an impairment of $1 million for the three and six months ended April 30, 2013 due to the cancellation of an IPR&D project within our electronic measurement business. There was no impairment related to an IPR&D project during the three and six months ended April 30, 2012.

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

In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

In March 2013, the FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. The guidance requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) if the parent ceases to have a controlling financial interest in that group of assets.  The guidance is effective for interim and annual periods beginning on or after December 15, 2013.  We have no plans to deconsolidate a subsidiary or derecognize a group of assets in the near future and we do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy outstanding debt. Agilent funded the acquisition using existing cash. In connection with the acquisition of Dako, Agilent entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Danish Krone and the repayment of debt in multiple currencies. The aggregate notional amount of the currencies hedged was $1.7 billion. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments.

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

As noted above, the intangible assets, including in-process research and development, were valued with input from valuation specialists. The in-process research and development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. The primary in-process project acquired relates to a major new product platform which was released and amortization began in the second quarter of fiscal 2013. See also Note 8, "Goodwill and other intangible assets" for additional information. Total costs to complete for all Dako in-process research and development were estimated at approximately $49 million over time as of the close date.

Acquisition and integration costs directly related to the Dako acquisition totaled $2 million and $5 million for the three and six months ended April 30, 2013, respectively, and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2011(in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	April 30, 2012

Net revenue	$1,824	$3,555
Net income	$244	$455
Net income per share - basic	$0.70	$1.31
Net income per share - diluted	$0.69	$1.29

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

The unaudited pro forma financial information for the three months ended April 30, 2012 combines the historical results of Agilent for the three months ended April 30, 2012 and for Dako for the three months ended March 31, 2012 (due to differences in reporting periods). The unaudited pro forma financial information for the six months ended April 30, 2012 combines the historical results of Agilent for the six months ended April 30, 2012 and for Dako for the six months ended March 31, 2012 (due to differences in reporting periods).

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Cost of products and services	$3	$4	$11	$10
Research and development	3	2	7	6
Selling, general and administrative	13	12	32	29
Total share-based compensation expense	$19	$18	$50	$45

At April 30, 2013 there was no share-based compensation capitalized within inventory. For the three and six months ended April 30, 2013, the windfall tax benefit realized from exercised stock options and similar awards was zero and $2 million, respectively. For the three and six months ended April 30, 2012, the windfall tax benefits from exercised stock options and similar awards was zero.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Stock Option Plans:
Weighted average risk-free interest rate	—	1.2%	0.9%	0.9%
Dividend yield	—	1%	1%	0%
Weighted average volatility	—	38%	39%	38%
Expected life	—	5.8yrs	5.8yrs	5.8yrs
LTPP:
Volatility of Agilent shares	37%	41%	37%	41%
Volatility of selected peer-company shares	6%-64%	17%-75%	6%-64%	17%-75%
Price-wise correlation with selected peers	49%	62%	49%	62%

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

The effective tax rate was 16.2 percent and 12.3 percent for the three and six months ended April 30, 2013, respectively, compared to 13.0 percent and 11.7 percent for the same periods last year. The increase in the effective tax rate for the three months ended April 30, 2013 primarily relates to a $12 million out of period adjustment to tax expense, recognized during the quarter, associated with the write-off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years.

The income tax provision for the three and six months ended April 30, 2013 included net discrete tax expense of $14 million and $3 million, respectively. The net discrete tax charges for the three months ended April 30, 2013 included the aforementioned $12 million out of period adjustment. The net discrete tax charges for the six months ended April 30, 2013 included a net discrete tax benefit of $11 million, recognized in the first quarter of 2013, primarily due to research and development tax credits relating to the company's prior fiscal year. The income tax provision for the three and six months ended April 30, 2012 included net discrete tax expense of $10 million and $14 million, respectively. The net discrete tax charges for the three months ended April 30, 2012 primarily related to U.S. penalties and withholding taxes.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states. Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. During the three months ended July 31, 2012, the company received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments, the most significant of which pertains to the amount of a gain from the disposition of a business that was allocated to the U.S. for income tax purposes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on our operating results or financial condition. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Numerator:
Net income	$166	$255	$345	$485
Denominator:
Basic weighted-average shares	345	348	346	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	4	6	5	5
Diluted weighted-average shares	349	354	351	353

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2013, options to purchase 5,600 shares were excluded from the calculation of diluted earnings per share as compared to 5,600 shares and 862,000 shares for the three and six months ended April 30, 2012, respectively. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and six months ended April 30, 2013 we excluded an additional 32,000 shares and 26,000 shares, respectively, as compared to 1.4 million shares and 1.7 million shares for the three and six months ended April 30, 2012, respectively.

7. INVENTORY

	April 30, 2013	October 31, 2012
	(in millions)
Finished goods	$527	$509
Purchased parts and fabricated assemblies	515	505
Inventory	$1,042	$1,014

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2013:

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2012	$347	$756	$1,464	$458	$3,025
Foreign currency translation impact	—	—	19	(48)	(29)
Goodwill arising from acquisitions/adjustments	—	—	11	(1)	10
Goodwill as of April 30, 2013	$347	$756	$1,494	$409	$3,006

The components of other intangibles as of April 30, 2013 and October 31, 2012 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2012:
Purchased technology	$849	$333	$516
Backlog	14	14	—
Trademark/Tradename	168	27	141
Customer relationships	391	155	236
Total amortizable intangible assets	1,422	529	893
In-Process R&D	193	—	193
Total	$1,615	$529	$1,086
As of April 30, 2013:
Purchased technology	1,005	398	607
Backlog	14	14	—
Trademark/Tradename	172	37	135
Customer relationships	391	182	209
Total amortizable intangible assets	1,582	631	951
In-Process R&D	44	—	44
Total	$1,626	$631	$995

During the six months ended April 30, 2013, we recorded additions to goodwill of $10 million primarily related to the acquisition of two businesses. During the three and six months ended April 30, 2012, we recorded additions to goodwill of $14 million and $53 million, respectively. During the six months ended April 30, 2013, we recorded additions to other intangible assets of $1 million. During the three and six months ended April 30, 2012, we recorded additions to other intangible assets of $8 million and $24 million, respectively. During the three and six months ended April 30, 2013, intangible assets decreased by $23 million and increased by $10 million, respectively, due to the impact of foreign exchange translation. During the three and six months ended April 30, 2013, we transferred $125 million and $147 million, respectively, from in-process R&D to purchased technology as projects were completed. We recorded an impairment of $1 million for the three and six months ended April 30, 2013 due to the cancellation of an IPR&D project.

Amortization of intangible assets was $50 million and $101 million for the three and six months ended April 30, 2013, respectively.  Amortization of intangible assets was $26 million and $53 million for the three and six months ended April 30, 2012, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $106 million for the remainder of 2013, $206 million for 2014, $187 million for 2015, $154 million for 2016, $103 million for 2017, $66 million for 2018, and $129 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2013 were as follows:

		Fair Value Measurement at April 30, 2013 Using
	April 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,878	$1,878	$—	$—
Derivative instruments (foreign exchange contracts)	23	—	23	—
Long-term
Trading securities	48	48	—	—
Available-for-sale investments	18	18	—	—
Total assets measured at fair value	$1,967	$1,944	$23	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	47	—	47	—
Total liabilities measured at fair value	$52	$—	$52	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 were as follows:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,834	$1,834	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	7	—	7	—
Long-term
Trading securities	50	50	—	—
Total assets measured at fair value	$1,891	$1,884	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$54	$—	$54	$—

Our money market funds, trading securities investments and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

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

Impairment of Investments. There were no impairments for investments for the three and six months ended April 30, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and six months ended April 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Long-lived assets held and used	$1	$—	$1	$—
Long-lived assets held for sale	$—	$—	$1	$—

For the three and six months ended April 30, 2013, long-lived assets held and used with a carrying value of $1 million were written down to their fair value of zero. For the three and six months ended April 30, 2012 there were no impairments of long-lived assets held and used. There were no impairments of long-lived assets held for sale for the three months ended April 30, 2013 and 2012. For the six months ended April 30, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. There were no impairments of long-lived assets held for sale for the six months ended

April 30, 2012. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2013, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at April 30, 2013 was $24 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at April 30, 2013 was $16 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at April 30, 2013 was $27 million.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2013 and 2012 was not significant. For the three and six months ended April 30, 2013 and 2012 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2013, was zero. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2013.

There were 120 foreign exchange forward contracts and 12 foreign exchange option contracts open as of April 30, 2013 and designated as cash flow hedges. There were 179 foreign exchange forward contracts open as of April 30, 2013 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2013 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(56)	$—	$159
British Pound	—	—	—
Canadian Dollar	(45)	—	—
Australian Dollars	11	—	17
Malaysian Ringgit	111	—	27
Japanese Yen	(16)	(85)	34
Other	(11)	—	(8)
Totals	$(6)	$(85)	$229

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $59 million to sell Euro and $1 million to sell Japanese Yen.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2013 and October 31, 2012 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2013	October 31, 2012	Balance Sheet Location	April 30, 2013	October 31, 2012
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$13	$4	Other accrued liabilities	$2	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$10	$3	Other accrued liabilities	$3	$4
Total derivatives	$23	$7		$5	$6

The effect of derivative instruments for interest rate swap contracts and foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$—	$—	$—
Gain (loss) on hedged item, recognized in interest expense	$—	$1	$—	$2
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income	$8	$—	$16	$6
Gain reclassified from accumulated other comprehensive income into cost of sales	$6	$4	$7	$5
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(5)	$6	$(2)	$(10)

The estimated amount of existing net gain at April 30, 2013 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $11 million.

11.   RESTRUCTURING

In the second quarter of 2013, in response to slow revenue growth due to macroeconomic conditions, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in a reduction in annual cost of sales and operating expenses.

As previously announced, we are streamlining our manufacturing operations. As part of this action, we announced a reduction of approximately 170 positions to reduce our annual cost of sales.

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 600 positions. We expect to complete a majority of these actions by the end of fiscal year 2013.

A summary of total restructuring activity is shown in the table below:

Workforce
Reduction
(in millions)
Balance as of October 31, 2012	$—
Income statement expense	55
Cash payments	(1)
Balance as of April 30, 2013	$54

The restructuring accruals which totaled $54 million at April 30, 2013, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Cost of products and services	$18	$—	$18	$—
Research and development	8	—	8	—
Selling, general and administrative	29	—	29	—
Total restructuring and other related costs	$55	$—	$55	$—

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2013 and 2012, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost—benefits earned during the period	$11	$10	$9	$8	$1	$1
Interest cost on benefit obligation	6	7	17	19	3	4
Expected return on plan assets	(13)	(11)	(24)	(23)	(5)	(5)
Amortization:
Actuarial losses	4	1	14	10	4	4
Prior service cost	(3)	(3)	—	—	(8)	(9)
Total net plan costs	$5	$4	$16	$14	$(5)	$(5)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost—benefits earned during the period	$22	$20	$18	$16	$2	$2
Interest cost on benefit obligation	12	14	35	37	6	8
Expected return on plan assets	(26)	(23)	(49)	(46)	(10)	(10)
Amortization:
Actuarial losses	7	3	28	21	9	8
Prior service cost	(6)	(6)	—	—	(17)	(18)
Total net plan costs	$9	$8	$32	$28	$(10)	$(10)

We contributed approximately $30 million to our U.S. defined benefit plans and $41 million to our non-U.S. defined benefit plans during the three months ended April 30, 2013, respectively, and $30 million and $53 million, respectively, for the six months ended April 30, 2013 . We contributed approximately $30 million to our U.S. defined benefit plans and $11 million to our non-U.S. defined benefit plans during the three months ended April 30, 2012, respectively, and $30 million and $23 million, respectively, for the six months ended April 30, 2012. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2013 and expect to contribute $33 million to our non-U.S. defined benefit plans during the remainder of 2013.

13. WARRANTIES AND CONTINGENCIES

Warranties

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our condensed consolidated balance sheet. Our standard warranty terms typically extend between one and three years from the date of delivery, depending on the product.

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2013	2012
	(in millions)
Beginning balance as of November 1	$60	$50
Accruals for warranties including change in estimate	45	43
Settlements made during the period	(43)	(37)
Ending balance as of April 30	$62	$56

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

14. SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of April 30, 2013.

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes maturing in 2013 ("2013 senior notes"). All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the six months ended April 30, 2013 as compared to the 2013 senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The 2013 senior notes will mature on July 15, 2013.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2013			October 31, 2012
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$499	$16	$515	$499	$18	$517
2017 Senior Notes	599	24	623	599	26	625
2020 Senior Notes	498	27	525	498	29	527
2022 Senior Notes	399	—	399	399	—	399
Total	$1,995	$67	$2,062	$1,995	$73	$2,068

All notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes in the three and six months ended April 30, 2013 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2013 and October 31, 2012 are detailed above.

Other Debt

As of April 30, 2013, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $44 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

16. STOCKHOLDERS' EQUITY

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

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorizes the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased under the 2009 repurchase program since November 1, 2012. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases until the end of the calendar year 2013 and any unused portion may be used in calendar year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

For the three months ended April 30, 2013, we repurchased 3 million shares for $140 million. For the six months ended April 30, 2013, we repurchased 5 million shares for $219 million. For the three months ended April 30, 2012, we repurchased 1 million shares for $44 million. For the six months ended April 30, 2012, we repurchased 2 million shares for $78 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of May 14, 2013, $781 million remains to be used to repurchase shares under the 2013 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2013, we paid cash dividends of $0.12 per common share or $41 million and $0.22 per common share or $76 million, respectively, on the company's common stock. During the three and six months ended April 30, 2012, we paid cash dividends of $0.10 per common share or $35 million, respectively, on the company's common stock.

On May 21, 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, or approximately $41 million which will be paid on July 24, 2013 to all shareholders of record at close of business on July 2, 2013.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

17. SEGMENT INFORMATION

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

Our diagnostics and genomics business provides solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. With the acquisition of Dako, a group of solutions have been added that extend our product offerings to cancer diagnostics with anatomic pathology workflows. Our broad portfolio of offerings include immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining, special staining, DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.
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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Three months ended April 30, 2013:
Total net revenue	$405	$401	$166	$760	$1,732
Segment income from operations	$61	$89	$28	$156	$334
Three months ended April 30, 2012:
Total net revenue	$395	$388	$74	$876	$1,733
Segment income from operations	$44	$73	$15	$205	$337

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Six months ended April 30, 2013:
Total net revenue	$806	$795	$329	$1,482	$3,412
Segment income from operations	$122	$170	$49	$281	$622
Six months ended April 30, 2012:
Total net revenue	$790	$784	$140	$1,654	$3,368
Segment income from operations	$102	$161	$23	$365	$651

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(in millions)
Total reportable segments’ income from operations	$334	$337	$622	$651
Restructuring	(55)	—	(55)	—
Asset impairments	(1)	—	(2)	—
Transformational initiatives	(3)	(8)	(6)	(16)
Amortization of intangibles	(50)	(26)	(101)	(53)
Acquisition and integration costs	(6)	(4)	(16)	(11)
Other	(6)	1	(12)	—
Interest income	1	2	3	5
Interest expense	(25)	(25)	(50)	(51)
Other income (expense), net	9	16	10	24
Income before taxes, as reported	$198	$293	$393	$549

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Assets:
As of April 30, 2013	$1,402	$1,739	$2,854	$2,019	$8,014
As of October 31, 2012	$1,477	$1,768	$2,595	$2,157	$7,997

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Total orders for the three and six months ended April 30, 2013 decreased 8 percent and 2 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact of approximately 1 percentage point in both periods compared to last year. The Dako acquisition contributed approximately 6 percentage points of order growth in both the three and six months ended April 30, 2013. For the three months ended April 30, 2013, life sciences orders increased 2 percent, chemical analysis orders were flat, diagnostics and genomics increased 145 percent and electronic measurement orders decreased 27 percent when compared to the same period last year. For the six months ended April 30, 2013, life sciences orders increased 1 percent, chemical analysis orders were flat, diagnostics and genomics increased 142 percent and electronic measurement orders decreased 15 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 142 percentage points and 139 percentage points of the order increase for the three and six months ended April 30, 2013, respectively.

Net revenue of $1,732 million and $3,412 million for the three and six months ended April 30, 2013, respectively, was flat and increased 1 percent, respectively, compared to the same periods last year.  Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact of approximately 2 percentage points in both periods compared to last year. The revenue associated with the Dako acquisition accounted for 6 percentage points of revenue growth in both the three and six months ended April 30, 2013. Revenue grew 2 percent in the life sciences business, for both the three and six months ended April 30, 2013 when compared to the same periods last year. Increased revenue in the three and six months ended April 30, 2013 was led by demand for products in pharmaceutical and biotechnology markets; academic and government research markets declined. Revenue increased 3 percent and 1 percent in the three and six months ended April 30, 2013, respectively, within the chemical analysis business when compared to the same periods last year. Revenue generated within food safety markets increased moderately, petrochemical market was flat and the environmental market declined amid lower government spending within developed geographies in the three months and six months ended April 30, 2013. In the three and six months ended April 30, 2013, total diagnostics and genomics revenue increased 124 percent and 134 percent, respectively, when compared to the same period last year. The Dako acquisition accounted for 127 percentage points and 134 percentage points of revenue increase for the three and six months ended April 30, 2013, respectively.  The decrease in revenue of the diagnostics and genomics business excluding Dako reflects the impact of U.S. and European reductions in government spending. Electronic measurement revenue decreased 13 percent and 10 percent in the three and six months ended April 30, 2013, respectively, when compared to the same periods last year. Within electronic measurement revenue from aerospace and defense markets was flat in the three months ended April 30, 2013, and increased moderately in the six months ended April 30, 2013 when compared to last year. The remainder of the general purpose market declined in both the three and six months ended April 30, 2013 when compared to last year reflecting weak market conditions. Also within electronic measurement there was significant weakness in the wireless manufacturing test market in the three months and six months ended April 30, 2013 when compared to the same periods last year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. The wireless R&D test market was flat and down moderately during the three months and six months ended April 30,2013, respectively as customers continued to invest cautiously.

Net income for the three and six months ended April 30, 2013 was $166 million and $345 million, respectively, compared to $255 million and $485 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2013, we generated $560 million of cash from operations compared with $503 million generated in the same period last year.

For the three and six months ended April 30, 2013, cash dividends of $41 million and $76 million were was paid on the company's outstanding common stock, respectively. On May 21, 2013, we declared a quarterly dividend of $0.12 per share of common stock, or approximately $41 million which will be paid on July 24, 2013 to shareholders of record at close of business on July 2, 2013. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to our existing stock repurchase program. Under the increased program, Agilent is authorized to repurchase up to $1 billion of its common stock, inclusive of amounts repurchased since the beginning of this fiscal year. As of May 14, 2013, the remaining amount to be repurchased under the 2013 program is $781 million. We expect the program to be completed by December 31, 2013.

In the second quarter of 2013, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in an approximately $50 million reduction in annual expenses. In addition we have been streamlining our manufacturing operations. In the second quarter of 2013 and as part of these actions, we announced a reduction of approximately 170 positions to reduce our annual cost of sales. In the three and six months ended April 30, 2013 we accrued $55 million associated with the headcount reductions. We expect to complete the majority of these restructuring activities by the end of fiscal 2013.

We have previously announced that we are optimizing our order fulfillment operations which are expected to realize approximately $200 million of cost savings over a four year period starting fiscal year 2012 with $50 million of cost savings expected within this fiscal year. The cost reduction activities have been focused on value engineering, procurement leveraging and optimization of the logistics network.

Looking forward, we are in a slow-growth environment where the macroeconomic environment will remain challenging and continue to dampen demand and impact the timing of delivery for our products and services. In the near term, our results are impacted by decreases in U.S. government spending particularly in the area of aerospace/defense and to a lesser extent in areas of health and safety.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, restructuring, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. We have revised our critical accounting policies within the second fiscal quarter to include restructuring. There have been no other significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. A number of our critical accounting policies are described in the following paragraphs. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Goodwill and purchased intangible assets. Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. During the third quarter of fiscal 2012, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units

In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

In fiscal year 2012, we assessed goodwill impairment for our four reporting units: life sciences, chemical analysis, diagnostics and genomics and electronic measurement. Based on our results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our four reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, is greater than their respective carrying values. There was no impairment of goodwill during the three and six months ended April 30, 2013 and 2012. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Agilent adopted this guidance for the year ended October 31, 2012.  We recorded an impairment of $1 million for the three and six months ended April 30, 2013 due to the cancellation of an IPR&D project within our electronic measurement business. No impairments of indefinite-lived intangible assets were recorded during the three and six months ended April 30, 2012.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no impairments of long-lived assets, including purchased intangible assets for the three and six months ended April 30, 2012.

Restructuring. The main component of our restructuring plan is related to workforce reductions. Workforce reduction charges are accrued when payment of benefits becomes probable that the employees are entitled to the severance and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At April 30, 2013, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Restructuring

In the second quarter of 2013, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in an approximately $50 million reduction in annual expenses. In addition we have been streamlining our manufacturing operations. In the second quarter of 2013 and as part of these actions, we announced a reduction of approximately 170 positions to reduce our annual cost of sales. In the three and six months ended April 30, 2013 we accrued $55 million associated with the headcount reductions. We expect to complete the majority of these restructuring activities by the end of fiscal 2013.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$1,688	$1,841	$3,398	$3,464	(8)%	(2)%
Net revenue:
Products	$1,424	$1,435	$2,804	$2,777	(1)%	1%
Services and other	308	298	608	591	3%	3%
Total net revenue	$1,732	$1,733	$3,412	$3,368	—	1%

Total orders for the three and six months ended April 30, 2013 decreased 8 percent and 2 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact of approximately 1 percentage point in both periods compared to last year. The Dako acquisition contributed approximately 6 percentage points of order growth in both the three and six months ended April 30, 2013. For the three months ended April 30, 2013, life sciences orders increased 2 percent, chemical analysis orders were flat, diagnostics and genomics increased 145 percent and electronic measurement orders decreased 27 percent when compared to the same period last year. For the six months ended April 30, 2013, life sciences orders increased 1 percent, chemical analysis orders were flat, diagnostics and genomics increased 142 percent and electronic measurement orders decreased 15 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 142 percentage points and 139 percentage points of the order increase for the three and six months ended April 30, 2013, respectively.

Net revenue of $1,732 million and $3,412 million for the three and six months ended April 30, 2013, respectively, was flat and increased 1 percent, respectively, compared to the same periods last year.  Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact of approximately 2 percentage points in both periods compared to last year. The revenue associated with the Dako acquisition accounted for 6 percentage points of revenue growth in both the three and six months ended April 30, 2013. Revenue grew 2 percent in the life sciences business, for both the three and six months ended April 30, 2013 when compared to the same periods last year. Increased revenue in the three and six months ended April 30, 2013 was led by demand for products in pharmaceutical and biotechnology markets; academic and government research markets declined. Revenue increased 3 percent and 1 percent in the three and six months ended April 30, 2013, respectively, within the chemical analysis business when compared to the same periods last year. Revenue generated within food safety markets increased moderately, petrochemical market was flat and the environmental market declined amid lower government spending within developed geographies in the three months and six months ended April 30, 2013. In the three and six months ended April 30, 2013, total diagnostics and genomics revenue increased 124 percent and 134 percent, respectively, when compared to the same period last year. The Dako acquisition accounted for 127 percentage points and 134 percentage points of revenue increase for the three and six months ended April 30, 2013, respectively.  The decrease in revenue of the diagnostics and genomics business excluding Dako reflects the impact of U.S. and European reductions in government spending. Electronic measurement revenue decreased 13 percent and 10 percent in the three and six months ended April 30, 2013, respectively, when compared to the same periods last year. Within electronic measurement revenue from aerospace and defense markets was flat in the three months ended April 30, 2013, and increased moderately in the six months ended April 30, 2013 when compared to last year. The remainder of the general purpose market declined in both the three and six months ended April 30, 2013 when compared to last year reflecting weak market conditions. Also within electronic measurement there was significant weakness in the wireless manufacturing test market in the three months and six months ended April 30, 2013 when compared to the same periods last year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. The wireless R&D test market was flat and down moderately during the three months and six months ended April 30,2013, respectively as customers continued to invest cautiously.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 3 percent in both the three and six months ended April 30, 2013 compared to the same periods in 2012.  Approximately 1 percentage point of growth was attributable to the Dako acquisition in both the three and six months ended April 30, 2013. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three and six months ended April 30, 2013 due to contract service extensions and multi-vendor sales.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Total gross margin	51.4%	53.0%	51.9%	53.2%	(2)ppts	(1)ppt
Operating margin	12.3%	17.3%	12.6%	17.0%	(5)ppts	(4)ppts

(in millions)
Research and development	$181	$166	$360	$328	9%	10%
Selling, general and administrative	$497	$452	$981	$893	10%	10%

Total gross margins for the three and six months ended April 30, 2013 decreased 2 percentage points and 1 percentage point, respectively, compared to the same periods last year. Operating margins decreased 5 percentage points and 4 percentage points in the three and six months ended April 30, 2013 , respectively, compared to the same periods last year. The decrease in operating margin in the three and months ended April 30, 2013 was due to increased operating expenses associated with the Dako acquisition, including increased intangible amortization, restructuring costs and higher wages offset by reductions in variable and incentive pay compared to the same periods last year.

Research and development expenses increased 9 percent and 10 percent in the three and six months ended April 30, 2013, respectively, compared to the same periods last year. Increased expenditures, compared to the same periods last year, was due to restructuring costs, the Dako acquisition and investments in new products and technologies partially offset by lower variable and incentive pay. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 10 percent for both the three and six months ended April 30, 2013, respectively, compared to the same periods last year. Increased expenditures were due to restructuring costs, higher wages and the Dako acquisition offset by lower variable and incentive pay.

At April 30, 2013, our headcount was approximately 20,500 as compared to approximately 18,800 at April 30, 2012. The increase was mostly due to the acquisition of Dako.

Income Taxes

Our effective tax rate was 16.2 percent and 12.3 percent for the three and six months ended April 30, 2013, respectively, compared to 13.0 percent and 11.7 percent for the same periods last year. The increase in our effective tax rate for the three months ended April 30, 2013 primarily relates to a $12 million out of period adjustment to tax expense, recognized during the quarter, associated with the write-off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years.

Our income tax provision for the three and six months ended April 30, 2013 included net discrete tax expense of $14 million and $3 million, respectively. The net discrete tax charges for the three months ended April 30, 2013 included the aforementioned $12 million out of period adjustment. The net discrete tax charges for the six months ended April 30, 2013 included a net discrete tax benefit of $11 million, recognized in the first quarter of 2013, primarily due to research and development tax credits relating to our prior fiscal year. Our income tax provision for the three and six months ended April 30, 2012 included net discrete tax expense of $10 million and $14 million, respectively. The net discrete tax charges for the three months ended April 30, 2012 primarily related to U.S. penalties and withholding taxes.

At April 30, 2013, our estimate of the annual effective tax rate including discrete items to date was 11.5 percent. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate or have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates, in particular Singapore and Malaysia where we enjoy tax holidays.

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

Segment Overview

Agilent is a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, chemical analysis, communications and electronics, diagnostics and genomics industries. In the third fiscal quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of our acquisition of Dako. Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, diagnostics and genomics business and the electronic measurement business. The historical segment numbers for both the life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$416	$410	$813	$804	2%	1%
Net revenue	$405	$395	$806	$790	2%	2%

Life sciences orders for the three and six months ended April 30, 2013 increased 2 percent and 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact on orders of 1 percentage point for both periods when compared to the same periods last year. Order results were led by demand for services and consumables as this recurring business held up well despite capital market constraints. Our nucleic acid and research products businesses also showed strong growth compared to last year. Geographically, orders grew 1 percent in the Americas, grew 4 percent in Europe, declined 17 percent in Japan, and grew 5 percent in other Asia Pacific for the three months ended April 30, 2013 when compared to the same period last year. Japan's decline was caused by economic conditions, along with an unfavorable currency impact of 13 percentage points on orders. Orders grew 6 percent in the Americas, declined 2 percent in Europe, declined 25 percent in Japan, and grew 6 percent in other Asia Pacific for the six months ended April 30, 2013 when compared to the same period last year. The results reflect challenging economic environments in Europe and Japan. Japan's decline included an unfavorable currency impact of 8 percentage points.
Life sciences revenue for the three and six months ended April 30, 2013 increased 2 percent for both periods when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable impact on revenues of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue growth in the three months ended April 30, 2013 was led by the LCMS, informatics, automation, and services portfolios. Services were boosted by contract service and multi-vendor sales, while strong clinical markets drove LCMS growth. Geographically, revenues grew 8 percent in the Americas, declined 5 percent in Europe, declined 30 percent in Japan (including an unfavorable currency impact of 11 percentage points), and grew 13 percent in other Asia Pacific for the three months ended April 30, 2013 when compared to the same period last year. Revenues grew 4 percent in the Americas, declined 3 percent in Europe, declined 23 percent in Japan (including an unfavorable currency impact of 9 percentage points), and grew 12 percent in other Asia Pacific for the six months ended April 30, 2013 when compared to the same period last year. For both time periods, weak European macroeconomic conditions weighed on our markets, while business in the Americas held steady despite the weakening impact of the U.S. sequestration on our academic and government markets. End markets in Japan continued to be very soft over these time periods due to macroeconomic weakness and limited capital deployment.
End market performance reflected mixed results for the three and six months ended April 30, 2013. Strength in pharmaceutical and biotech was dampened by declines in academic and government markets and flat applied markets. The pharmaceutical and biotech market had solid growth, with pharmaceutical companies continuing to upgrade their technology platforms as they shift their research from new chemical entities to new biological entities. The academic and government market experienced a slight decline. U.S. sequestration concerns impacted the timing of customer capital replacement cycles, but service contract extensions tempered this effect. Food market growth continues as demand for the export of safe and high-quality food is critical for emerging markets. Food safety continues to drive increased testing capacity and instrument purchases in all product categories, as well as consumables and services. Applied markets were flat as growth in petrochemical was largely offset by declines in the environmental and forensics markets.
While the overall macroeconomic environment has softened demand for our instruments and application solutions, we continue to invest in expanding and improving our life sciences applications and solutions portfolio. Looking forward, we expect near-term downward pressure to continue in academic and government markets given the impact of U.S. budget sequestration, but we expect service contract extensions will partially offset this effect. In pharmaceutical markets, we continue to invest in the development of new application methodologies for our customers in traditional Ultra High-Performance LC (UHPLC) and LCMS. Regional trends in both Europe and Japan are expected to continue in the near-term though we are expecting the impact of the Japan stimulus to provide a positive impact later in this fiscal year. As we focus on the complete lab solution, this quarter we introduced software solutions which optimize current workflow for pharmaceutical customers and provide shorter measurement time for pharmaceutical and industrial chemists.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Gross margin	50.8%	48.9%	51.3%	49.9%	2 ppts	1 ppt
Operating margin	15.0%	11.2%	15.1%	12.9%	4 ppts	2 ppts

(in millions)
Research and development	$34	$36	$69	$70	(5)%	(2)%
Selling, general and administrative	$111	$113	$223	$222	(2)%	—

Gross margins for products and services for the three and six months ended April 30, 2013 increased 2 percentage points and 1 percentage point, respectively, compared to the same periods last year. The increases were mainly due to lower infrastructure expenses, lower variable pay, and product gross margin improvements partially offset by higher wages and benefits.
Research and development expenses for the three and six months ended April 30, 2013 decreased 5 percent and 2 percent, respectively, compared to the same periods last year. Decreases during these periods were mainly due to lower infrastructure expenses and variable pay.
Selling, general and administrative expenses for the three months ended April 30, 2013 decreased 2 percent compared to the same period last year. The decrease was mainly due to lower infrastructure expenses, variable pay, and discretionary expenses, partially offset by higher wages and benefits. Selling, general and administrative expenses for the six months ended April 30, 2013 remained flat compared to the same period last year. Higher wages and benefits were offset by lower infrastructure expenses and variable pay.
Operating margins for products and services for the three and six months ended April 30, 2013 increased 4 percentage points and 2 percentage points, respectively, compared to the same periods last year. The increases were mainly due to higher gross margin performance coupled with lower to flat operating expenses.
Income from Operations

Income from operations for the three and six months ended April 30, 2013, increased $17 million and $20 million, respectively, on a corresponding revenue increase of $10 million and $16 million. The resultant year-over-year operating margin incremental was 175 percent and 124 percent, respectively, for the three and six months ended April 30, 2013. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$408	$408	$807	$811	—	—
Net revenue	$401	$388	$795	$784	3%	1%

Chemical analysis orders for the three and six months ended April 30, 2013 were flat in both periods when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable currency impact on orders of 2 percentage points and 1 percentage point, respectively, when compared to the same period last year. Our recurring services and consumables businesses performed well with particular strength in services. Instrumentation orders were down compared to last year but reflected mixed results across the portfolio. Strong growth in ICP-MS was offset by weakness in GC-MS, as well as atomic and molecular spectroscopy instruments. Geographically, orders declined 8 percent in the Americas, grew 3 percent in Europe, declined 5 percent in Japan, and grew 7 percent in other Asia Pacific for the three months ended April 30, 2013 when compared to the same period last year. Orders declined 3 percent in the Americas, grew 1 percent in Europe, declined 14 percent in Japan, and grew 4 percent in other Asia Pacific for the six months ended April 30, 2013 when compared to the same period last year. Weakness persists in the Americas and Japan. The Americas weakness reflects the U.S. budget sequestration impact at both the federal and state level. Industrial markets in Brazil and Canada were also weak. For the three months ended April 30, 2013, Japan had an unfavorable currency impact of 15 percentage points on orders. Therefore, Japan orders grew 10 percent in local currency, reflecting the impact of government stimulus. Asia Pacific was up especially in southeast Asia and China, where we are starting to see a resurgence of growth in food safety and environmental investments. For the six months ended April 30, 2013, Japan's decline included an unfavorable currency impact of 10 percentage points on orders.
Chemical analysis revenues for the three and six months ended April 30, 2013 increased 3 percent and 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable currency impact on revenues of 2 percentage points in both periods when compared to the same periods last year. Revenue growth was led by the spectroscopy, vacuum pump, and services portfolios, partially offset by a decline in GC-MS systems. Services were boosted by contract service and multi-vendor sales, while all spectroscopy product lines grew compared to last year. Geographically, revenues grew 5 percent in the Americas, declined 1 percent in Europe, declined 17 percent in Japan (including an unfavorable currency impact of 13 percentage points), and grew 12 percent in other Asia Pacific for the three months ended April 30, 2013 when compared to the same period last year. Revenues grew 3 percent in the Americas, were relatively flat in Europe, declined 19 percent in Japan (including an unfavorable currency impact of 9 percentage points), and grew 7 percent in other Asia Pacific for the six months ended April 30, 2013 when compared to the same period last year. Growth in the Americas was helped by strong United States private sector spending, especially in the food market. Asia Pacific was up, where we saw strength in the industrial, food, and environmental markets.
In the three and six months ending April 30, 2013, the petrochemical market was relatively flat compared to the prior year. Weakness was driven by slow replacements in Japan, Europe, and the United States, while China and the rest of Asia saw much stronger growth. Investments in the food market continue across geographies, resulting in solid growth especially related to high end mass spectrometry solutions. Food safety import/export regulations tied to globalization of the food supply continue to drive strong demand. Limited government funds impacted growth negatively in the environmental and forensics markets, but growth in developing geographies tempered declines in other regions. The pharmaceutical and biotech market grew substantially due to government regulations, but the academic and government market was down slightly with U.S. government sequestration concerns.
While the economic environment is still challenging, there are signs of improvement in some chemical analysis core markets. Despite the current weakness, we will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. In this quarter, the 7890B GC and the 5977A series GC mass selective detector (GC-MSD) were introduced. These next generation Agilent products offer new levels of productivity, sensitivity, and reliability, along with significant product improvements, eco-friendly capabilities, and lower cost of ownership for customers. We also introduced an expanded chemical analysis mobile management portfolio of solutions designed to perform laboratory-grade measurements outside the traditional lab infrastructure. In addition to new product programs, we are investing in new sales and support delivery capabilities. We also continue to focus on improving the overall profitability of our portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Gross margin	51.4%	50.8%	51.3%	51.3%	1 ppt	—
Operating margin	22.1%	18.9%	21.4%	20.6%	3 ppts	1 ppt

(in millions)
Research and development	$23	$24	$47	$47	(5)%	—
Selling, general and administrative	$94	$100	$191	$194	(5)%	(1)%

Gross margins for products and services for the three months ended April 30, 2013 increased 1 percentage point compared to the same period last year. The increase was mainly due to service productivity improvements, supply chain savings, lower infrastructure expenses, and lower variable pay partially offset by higher discounts. Gross margins for products and services for the six months ended April 30, 2013 remained relatively flat compared to the same period last year. Lower infrastructure expenses and lower variable pay were offset by higher discounts.

Research and development expenses for the three months ended April 30, 2013 decreased 5 percent compared to the same period last year. The decrease was mainly due to lower project materials, infrastructure expenses and variable pay. Research and development expenses for the six months ended April 30, 2013 remained relatively flat compared to the same period last year. Lower infrastructure expenses and variable pay were offset by wage increases and investments in product R&D.
Selling, general and administrative expenses for the three and six months ended April 30, 2013 decreased 5 percentage points and 1 percentage point, respectively, compared to the same periods last year. The decreases were mainly due to lower infrastructure expenses, variable pay, and discretionary expenses including marketing programs, partially offset by wage increases.
Operating margins for products and services for the three and six months ended April 30, 2013 increased 3 percentage points and 1 percentage point, respectively, compared to the same periods last year. The increases were mainly due to higher gross margin performance outpacing operating expense growth.

Income from Operations

Income from operations for the three and six months ended April 30, 2013 increased $16 million and $9 million, respectively, on a corresponding revenue increase of $13 million and $11 million. The resultant year-over-year operating margin incremental for the three and six months ended April 30, 2013 were 116 percent and 77 percent, respectively.

Diagnostics and Genomics

Our diagnostics and genomics business provides solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. With the acquisition of Dako, a group of solutions have been added that extend our product offerings to cancer diagnostics with anatomic pathology workflows. Our broad portfolio of offerings include immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining, special staining, DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$163	$66	$328	$135	145%	142%
Net revenue	$166	$74	$329	$140	124%	134%

Diagnostics and genomics orders for the three and six months ended April 30, 2013, increased 145 percent and 142 percent, respectively, when compared to the same periods last year. The incremental orders associated with the Dako acquisition for the three and six months ended April 30, 2013 accounted for 142 percentage points and 139 percentage points of the order growth, respectively. Foreign currency movements for both the three and six months ended April 30, 2013 had an unfavorable impact of 3 percentage points on orders when compared to the same periods last year. Excluding the impact of the Dako acquisition, orders were strong in target enrichment, scanners, CGH arrays and genomics QC products. Geographically, excluding the impact of the Dako acquisition, year-over-year order growth for the three months ended April 30, 2013 was driven by Europe and Asia Pacific excluding Japan, which increased 8 percent and 29 percent, respectively. Europe saw strong growth in scanners, gene expression arrays and target enrichment products, while Asia Pacific strength was explained by good overall growth in most genomics platforms in China. Japan declined 18 percent due to the impact of currency movements and the Americas declined 2 percent compared to the same period last year. For the six months ended April 30, 2013, excluding the impact of the Dako acquisition, orders grew in all regions except Japan when compared to the same period last year. Japan declined 10 percent, again due to the impact of currency movements, while Europe increased 7 percent, the Americas increased 2 percent and Asia Pacific excluding Japan increased 22 percent year-over-year.
Diagnostic and genomics revenue for three and six months ended April 30, 2013, increased 124 percent and 134 percent, respectively, when compared to the same periods last year. The incremental revenue associated with the Dako acquisition accounted for 57 percent of our diagnostics and genomics business for the three and six months ended April 30, 2013, and 127 percentage points and 134 percentage points of the revenue growth compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2013 had an unfavorable currency impact of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2013 product performance, excluding the impact of the Dako acquisition, was led by CGH arrays, HaloPlex and TapeStation products. Revenue growth associated with the Dako acquisition consisted primarily of IHC product offerings. On a regional basis, excluding the impact of the Dako acquisition, revenue for the three months ended April 30, 2013 increased 3 percent in Europe and 22 percent in Asia Pacific excluding Japan. Revenues declined 2 percent in the Americas and 27 percent in Japan. Much of the decline in Japan reflected the impact of currency movements. For the six months ended April 30, 2013, revenues in Europe increased 6 percent, Asia Pacific excluding Japan increased 27 percent, while the Americas declined 3 percent and Japan declined 13 percent due to the impact of currency movements, compared to the same period last year.
We saw strong revenue growth in clinical markets, excluding the impact of the Dako acquisition, driven by the CGH array customer expansion into applications for prenatal constitutional abnormalities and research, reflecting continued opportunities for growth in this market. The pharmaceutical and biotech as well as academia and government markets experienced softness year-over-year, reflecting the impacts of the U.S. budget sequestration and European cautious funding environment. However, the introduction of medicines targeting unmet needs and higher patient access in the United States resulting from the Affordable Care Act are expected to drive growth in the pharmaceutical and biotech market. In the academia and government end markets, next generation sequencing continues to attract government funding in many fields, including medical science, microbiology, and bio-agriculture, resulting in continued health of consumables budgets for genomics products. The cancer diagnostics market remained robust within pathology staining despite the ongoing pressure on healthcare expenditures, as the fundamental socio-demographic growth drivers continued to increase test volumes, while the more efficient automation solutions and test procedure standardization drove demand due to its cost and labor reduction advantages. Our reagent partnerships remained robust overall, as we continued to experience high demand from IVD partners and laboratories. Our pharma partnerships continued to see high growth, including the recently announced collaboration with Pfizer for the development of companion diagnostic tests to identify patients who may be more likely to benefit from investigational medicine currently under development by Pfizer.
Looking forward, we are optimistic about our growth opportunities in the clinical and clinical research markets as our broad portfolio of products are well suited to address customer needs. Strong adoption of our HaloPlex sequencing target enrichment solution continues, with a growing customer base and nice ramp-up of re-order rates and we have plans to continue investing in target enrichment. On the microarray front, we have begun discussions with the FDA to prepare filings for a 510K pre-market clearance for our CGH cytogenetic arrays. Having signed an agreement with a former competitor who has exited the microarray business, we have made good progress in converting their customers onto Agilent's microarray platform. These new customers have ordered both gene expression and CGH arrays, as well as other products in the genomics portfolio. Our Dako business will be boosted by Omnis, our new advanced staining platform which was launched this quarter, bringing both IHC and ISH capabilities to one integrated platform. Additionally, we continue to work with pharmaceutical partners to develop companion diagnostic solutions.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Gross margin	62.6%	65.3%	61.5%	64.0%	(3) ppts	(2) ppts
Operating margin	16.7%	20.1%	14.9%	16.2%	(3) ppts	(1) ppts

(in millions)
Research and development	$22	$10	$44	$20	116%	120%
Selling, general and administrative	$55	$23	$110	$47	133%	132%

Gross margins for products and services for the three and six months ended April 30, 2013, declined 3 percentage points and 2 percentage points, respectively, compared to the same periods last year. The decrease in gross margins was due to the impact of the Dako acquisition, prior year's hedging gain, higher discounts, and unfavorable currency impacts partially offset by lower royalty expense due to patent expiration.
Research and development expenses for the three and six months ended April 30, 2013, increased 116 percent and 120 percent, respectively, when compared to the same periods last year. The increase was due to the acquisition of Dako.
Selling, general and administrative expenses for the three and six months ended April 30, 2013, increased 133 percent and 132 percent, respectively, compared to the same periods last year. The increase was due to the acquisition of Dako.
Operating margins for products and services for the three and six months ended April 30, 2013, declined 3 percentage points and 1 percentage point, respectively, compared to the same periods last year. Factors which led to the decline in operating margin over the prior year have been explained in the above discussions.
Income from Operations

Income from operations for the three and six months ended April 30, 2013, increased $13 million and $26 million, respectively, on a corresponding revenue increase of $92 million and $189 million. The resultant year-over-year operating margin incremental was 14 percent for both the three and six months ended April 30, 2013.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$701	$957	$1,450	$1,714	(27)%	(15)%
Net revenue	$760	$876	$1,482	$1,654	(13)%	(10)%

Electronic measurement orders for the three and six months ended April 30, 2013, decreased 27 percent and 15 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points in the three months and 1 percentage point in the six months ended April 30, 2013. Order trends by market were similar for both periods. Orders declined year-over-year for general purpose test applications on relatively flat aerospace and defense business and lower industrial, computer, and semiconductor related demand. Communications test decreased year-over-year primarily due to weak wireless manufacturing orders. For the three and six months ended April 30, 2013, the Americas declined 37 percent and 23 percent, respectively, when compared to the same periods last year on weak wireless communications and lower aerospace and defense business. Japan orders were 19 percent lower year-over-year in the three-month period including 10 percentage points from unfavorable currency movements and 10 percent lower in the six-month period with 8 percentage points from unfavorable currency impact; weakness in industrial applications and communications test were partially offset by improvement in aerospace and defense. Asia Pacific excluding Japan declined 18 percent and 10 percent year-over-year for the three and six-month periods, respectively, with weakness across all markets, particularly industrial, computers, and semiconductor test. Europe was 18 percent lower for the three-month period and 11 percent lower for the six-month period compared to last year on weakness across all markets, except aerospace and defense, which improved year-over-year.
Electronic measurement revenue for the three and six months ended April 30, 2013, decreased 13 percent and 10 percent, respectively, when compared to the same periods last year. For both periods, foreign currency movements had an unfavorable impact of 1 percentage point. For the three and six months ended April 30, 2013, revenue declined in all regions. The Americas decreased 17 percent and 11 percent year-over-year for the three and six-month periods, respectively, on weakness in communications and aerospace and defense. Japan revenue was 14 percent and 13 percent lower for the three and six-month periods, respectively, partly due to unfavorable currency movements; general purpose test declined on soft industrial, computers, and semiconductor related demand partly offset by slight improvement in aerospace and defense. Asia Pacific excluding Japan decreased 13 percent for the three months and 11 percent for the six months ended April 30, 2013, on broad weakness across markets, particularly industrial, computers, and semiconductor and wireless manufacturing. Europe revenue was 3 percent and 6 percent lower year-over-year for the three and six-month periods, respectively, on declines in all markets except aerospace and defense.
General purpose test, representing approximately 64 percent of electronic measurement revenue, reflected weak industrial, computer, and semiconductor related demand. Aerospace and defense was flat year-over-year in the three months ended April 30, 2013, but slightly higher in the six-month period on weak demand from the United States government offset by stronger spending internationally, particularly Europe. For both the three and six-month periods, our computer related business was soft as tablets continue to displace personal computers; our semiconductor related business declined as investments in new semiconductor technology moderated and manufacturing capacity expansion remained weak. Uncertain global economic conditions contributed to lower industrial related business.
Communications test, representing approximately 36 percent of electronic measurement revenue, declined year-over-year primarily due to lower wireless manufacturing business. In the three and six-month periods ended April 30, 2013, significant weakness in wireless manufacturing test compared to the same periods last year was mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms; demand from other customers for mobile device and base station manufacturing applications also declined. Wireless R&D spending remained soft reflecting a cautious spending environment though long-term industry fundamentals remain intact, with continued interest in high data rate applications such as long-term evolution (LTE).
In the near term, we expect the macroeconomic environment and market conditions to remain challenging. Communications test is expected to be lower year-over-year driven by a decline in wireless manufacturing including the loss of business from a large customer and ongoing weakness in base station test. No improvement is expected for the rest of the fiscal year in our computer and semiconductor related business considering the negative impact of the shift to tablets and the limited investments in new semiconductor technology and production capacity. With an approved budget for the United Stated Department of Defense, we expect our aerospace and defense business to improve as the year progresses.
Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Gross margin	57.1%	57.0%	57.2%	57.4%	—	—
Operating margin	20.5%	23.4%	19.0%	22.1%	(3) ppts	(3) ppts

(in millions)
Research and development	$92	$96	$188	$190	(4)%	(1)%
Selling, general and administrative	$186	$198	$379	$394	(6)%	(4)%

Gross margins for products and services for the three and six months ended April 30, 2013, were flat compared to the same periods last year. For both periods, gross margins were higher year-over-year on a volume-adjusted basis reflecting the lower proportion of wireless manufacturing business. The favorable impacts of lower variable and incentive pay and reduced infrastructure spending were offset by slightly higher inventory charges and wage increases.
Research and development expenses for the three and six months ended April 30, 2013, decreased 4 percent and 1 percent, respectively, compared to the same periods last year. In the three-month period, lower variable and incentive pay and reduced discretionary and infrastructure spending were partially offset by investments in acquisitions and wage increases. Year-over-year compares for the six-month period were similar except infrastructure spending was flat.
Selling, general and administrative expenses for the three and six months ended April 30, 2013, decreased 6 percent and 4 percent, respectively, compared to the same periods last year. For both periods, lower variable and incentive pay, reduced discretionary spending, the favorable impact of currency movements, and a decrease in infrastructure spending were partially offset by wage increases.
Operating margins for products and services for the three and six months ended April 30, 2013, decreased 3 percentage points for both periods compared to the same periods last year on lower revenue partially offset by reduced operating expenses.
Income from Operations

Income from operations for the three and six months ended April 30, 2013, decreased $49 million and $84 million, respectively, on corresponding revenue decreases of $116 million and $172 million. The resultant year-over-year operating margin decremental ratios were 43 percent and 49 percent for these periods, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2013 consisted of cash and cash equivalents of $2,519 million as compared to $2,351 million as of October 31, 2012.

As of April 30, 2013, approximately $2,140 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $560 million for the six months ended April 30, 2013 compared to cash provided of $503 million for the same period in 2012. In the six months ended April 30, 2013, we paid approximately $58 million under our variable and incentive pay programs, as compared to $111 million paid out during the same period of 2012. Net cash paid for income taxes was approximately $54 million and $64 million in the six months ended April 30, 2013 and 2012, respectively.

In the six months ended April 30, 2013, accounts receivable used cash of $3 million compared to cash used of $63 million for the same period in 2012.  Revenue was flat in the three months ended April 30, 2013 as compared to the same period in 2012. Days’ sales outstanding increased to 48 days as of April 30, 2013 from 47 days a year ago. Accounts payable used cash of $7 million for the six months ended April 30, 2013 compared to cash used of $6 million in the same period in 2012. Cash used for inventory was $53 million for the six months ended April 30, 2013 compared to cash used of $64 million for the same period in 2012. Inventory days on-hand increased to 112 days as of April 30, 2013 compared to 105 days as of the end of the same period last year.

We contributed approximately $83 million and $53 million to our defined benefit plans in the six months ended April 30, 2013 and 2012, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $33 million to our defined benefit plans during the remainder of 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities was $143 million for the six months ended April 30, 2013 as compared to net cash used in investing activities of $74 million for the same period of 2012. Investments in property, plant and equipment were $110 million for the six months ended April 30, 2013 compared to $83 million in the same period of 2012. We expect that total capital expenditures for the current year will be approximately $220 million. In the six months ended April 30, 2013, there were $36 million of purchases of investments including $21 million for equity method investments. Proceeds from the sale of investments were $11 million and $5 million in the six months ended April 30, 2013 and 2012, respectively. In the six months ended April 30, 2013, there were $10 million of business acquisitions and intangibles assets, net of cash acquired, compared to $76 million in same period last year.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2013 was $228 million compared to cash used of $58 million for the same period of 2012.

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

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorizes the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased under the 2009 repurchase program since November 1, 2012. On May 14, 2013 we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases until the end of the calendar year and any unused portion may be used in the calendar year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of May 14, 2013, the remaining amount to be repurchased under the 2013 program is $781 million. We expect the program to be completed by December 31, 2013.

For the six months ended April 30, 2013, we repurchased 5 million shares for $219 million. For the six months ended April 30, 2012, we repurchased 2 million shares for $78 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the three and six months ended April 30, 2013, we paid cash dividends of $0.12 per common share or $41 million and $0.22 per common share or $76 million, respectively, on the company's common stock. During the three and six months ended April 30, 2012, we paid cash dividends of $0.10 per common share or $35 million, respectively, on the company's common stock.

On May 21, 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, or approximately $41 million which will be paid on July 24, 2013 to all shareholders of record at close of business on July 2, 2013.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of April 30, 2013 the company had no borrowings outstanding under the facility.

Short-term debt and Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes and mortgage debt in the six  months ended April 30, 2013 as compared to the senior notes and mortgage debt described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The 2013 senior notes mature on July 15, 2013.

Other

There were no substantial changes from our 2012 Annual Report on Form 10-K, to our contractual commitments in the first six months of 2013. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $330 million and $320 million of liabilities related to uncertain tax positions as of April 30, 2013 and October 31, 2012, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 59 percent and 64 percent of our revenues were generated in U.S. dollars during the three months ended April 30, 2013 and 2012, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2013, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the U.S. The continued economic downturn may adversely impact our business resulting in:

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

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, Danaher Corporation completed its acquisition of IRIS International in November 2012; Thermo

Fisher Scientific announced its acquisition of Life Technologies in April 2013 and completed its acquisitions of Doe & Ingalls in May 2012 and One Lambda in September 2012; and PerkinElmer completed its acquisition of Haoyuan Biotech in November 2012. Consolidation in our industries could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Demand for some of our products and services depends on capital spending policies of our customers and on government funding policies.

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Many factors, including public policy spending priorities, available resources, mergers and consolidation, spending priorities, institutional and governmental budgetary policies and product and economic cycles, have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

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

Our customers and we are subject to various governmental regulations, compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to health and safety, packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our business would suffer.

Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the U.S. Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

Some of our life sciences, chemical analysis and diagnostics and genomics products are exposed to particular complex regulations such as regulations of toxic substances and medical devices, and failure to comply with such regulations could harm our business.

Some of our chemical analysis products and related consumables marketed by our chemical analysis and life sciences businesses are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must conform the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

As of April 30, 2013, we had cash and cash equivalents of approximately $2.52 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2013.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
Feb. 1, 2013 through Feb. 28, 2013	3,313,529	$42.23	3,313,529	$281.28
Mar. 1, 2013 through Mar. 31, 2013	—	$—	—	$281.28
Apr. 1, 2013 through Apr. 30, 2013	—	$—	—	$281.28
Total	3,313,529	$42.23	3,313,529	$281.28

(1)
On January 17, 2013, we announced that our board of directors approved a share repurchase program authorizing the use of up to $500 million to repurchase shares of the Company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012 (the “2013 Repurchase Program”). Unless terminated earlier by the Board of Directors, the 2013 Repurchase Program is designed to cover purchases during fiscal year 2013, and any unused portion may be used in fiscal year 2014. The 2013 Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time.

(2)
On May 14, 2013 we announced that our board of directors authorized a $500 million increase to the 2013 Repurchase Program, bringing the cumulative authorization to $1 billion. Unless terminated earlier by the Board of Directors, the 2013 Repurchase Program is designed to cover purchases from November 1, 2012 through December 31, 2013, and any unused portion may be used in calendar year 2014. The 2013 Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time. As of May 14, 2013, $781.28 million remained under the 2013 Repurchase Program.

(3)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 56 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 3, 2013	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 3, 2013	By:	/s/ Solange Glaize
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