Form 10-Q
period 2013-07-31
AGILENT TECHNOLOGIES INC
filed 2013-09-06
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2013
COMMON STOCK, $0.01 PAR VALUE	330,791,981

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Net revenue:
Products	$1,335	$1,428	$4,139	$4,205
Services and other	317	295	925	886
Total net revenue	1,652	1,723	5,064	5,091
Costs and expenses:
Cost of products	625	676	1,936	1,927
Cost of services and other	171	157	501	482
Total costs	796	833	2,437	2,409
Research and development	171	162	531	490
Selling, general and administrative	449	458	1,430	1,351
Total costs and expenses	1,416	1,453	4,398	4,250
Income from operations	236	270	666	841
Interest income	2	2	5	7
Interest expense	(27)	(24)	(77)	(75)
Other income (expense), net	1	(10)	11	14
Income before taxes	212	238	605	787
Provision (benefit) for income taxes	44	(5)	92	59
Net income	$168	$243	$513	$728

Net income per share:
Basic	$0.50	$0.70	$1.49	$2.09
Diluted	$0.49	$0.69	$1.47	$2.06

Weighted average shares used in computing net income per share:
Basic	339	348	344	348
Diluted	343	353	348	353

Cash dividends declared per common share	$0.12	$0.10	$0.34	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

Net income	$168	$243	$513	$728
Other comprehensive income (loss):
Change in unrealized gain on investments, net of tax expense (benefit) of $1, $0, $2 and $(8)	4	—	5	6
Change in unrealized gain on derivative instruments, net of tax expense (benefit) of $(3), $0, $2 and $2	(4)	(2)	7	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(1), $(1), $(3) and $(2)	(3)	—	(8)	(4)
Foreign currency translation	(32)	(102)	(87)	(160)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $6, $3, $16 and $9	15	13	45	41
Change in net prior service benefit, net of tax benefit of $(4), $0, $(12) and $0	(8)	(12)	(24)	(36)
Other comprehensive loss	(28)	(103)	(62)	(151)
Total comprehensive income	$140	$140	$451	$577

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,330	$2,351
Accounts receivable, net	875	923
Inventory	1,054	1,014
Other current assets	325	341
Total current assets	4,584	4,629
Property, plant and equipment, net	1,139	1,164
Goodwill	2,995	3,025
Other intangible assets, net	945	1,086
Long-term investments	124	109
Other assets	491	523
Total assets	$10,278	$10,536
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$407	$461
Employee compensation and benefits	345	387
Deferred revenue	463	420
Short-term debt	—	250
Other accrued liabilities	335	375
Total current liabilities	1,550	1,893
Long-term debt	2,701	2,112
Retirement and post-retirement benefits	463	554
Other long-term liabilities	774	792
Total liabilities	5,488	5,351
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 600 million shares at July 31, 2013 and 595 million shares at October 31, 2012 issued	6	6
Treasury stock at cost; 269 million shares at July 31, 2013 and 249 million shares at October 31, 2012	(9,607)	(8,707)
Additional paid-in-capital	8,660	8,489
Retained earnings	5,901	5,505
Accumulated other comprehensive loss	(173)	(111)
Total stockholders' equity	4,787	5,182
Non-controlling interest	3	3
Total equity	4,790	5,185
Total liabilities and equity	$10,278	$10,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income	$513	$728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	277	207
Share-based compensation	66	59
Excess tax benefit from share-based plans	(2)	—
Deferred taxes	1	2
Excess and obsolete inventory and inventory-related charges	36	20
Other non-cash expenses, net	8	2
Changes in assets and liabilities:
Accounts receivable	31	(22)
Inventory	(81)	(74)
Accounts payable	(47)	(1)
Employee compensation and benefits	(37)	(105)
Other assets and liabilities	10	(73)
Net cash provided by operating activities	775	743

Cash flows from investing activities:
Investments in property, plant and equipment	(163)	(132)
Proceeds from lease receivable	—	80
Proceeds from sale of property, plant and equipment	2	—
Payment to acquire equity method investment	(21)	—
Purchase of other investments	(15)	—
Proceeds from sale of investments	11	5
Acquisitions of businesses and intangible assets, net of cash acquired	(11)	(2,227)
Net cash used in investing activities	(197)	(2,274)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	116	90
Payment of dividends	(117)	(70)
Purchase of non-controlling interest	(3)	(6)
Excess tax benefit from share-based plans	2	—
Issuance of senior notes	597	—
Debt issuance costs	(5)	—
Repayment of senior notes	(250)	—
Repayment of credit facility	—	(1)
Treasury stock repurchases	(900)	(78)
Net cash used in financing activities	(560)	(65)

Effect of exchange rate movements	(39)	(8)

Net decrease in cash and cash equivalents	(21)	(1,604)

Cash and cash equivalents at beginning of period	2,351	3,527
Cash and cash equivalents at end of period	$2,330	$1,923
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

Acquisition and integration costs directly related to the Dako acquisition totaled $4 million and $9 million for the three and nine months ended July 31, 2013, respectively and were $13 million in both the three and nine months ended July 31, 2012. These costs were recorded in selling, general and administrative expenses and were expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2011(in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2012

Net revenue	$1,783	$5,333
Net income	$252	$707
Net income per share - basic	$0.72	$2.03
Net income per share - diluted	$0.71	$2.00

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

The unaudited pro forma financial information for the three months ended July 31, 2012 combines the historical results of Agilent for the three months ended July 31, 2012 (which includes Dako from the acquisition date) and for Dako for the two months ended May 31, 2012. The unaudited pro forma financial information for the nine months ended July 31, 2012 combines the historical results of Agilent for the nine months ended July 31, 2012 (which includes Dako from the acquisition date) and for Dako for the six months ended March 31, 2012 and the two months ended May 31, 2012.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2013 and October 31, 2012, condensed consolidated statement of comprehensive income for the three and nine months ended July 31, 2013 and 2012, condensed consolidated statement of operations for the three and nine months ended July 31, 2013 and 2012, and condensed consolidated statement of cash flows for the nine months ended July 31, 2013 and 2012.

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

In the third quarter of 2012, we formed a new operating segment. The new diagnostics and genomics segment was formed from a portion of our pre-existing life sciences business plus the business of the acquisition of Dako. Following this reorganization, Agilent has four business segments comprised of the life sciences business, the chemical analysis business, the diagnostics and genomics business and the electronic measurement business. The historical segment numbers for both life sciences and diagnostics and genomics segments have been recast to conform to this new reporting structure in our financial statements

Revision. The statement of cash flows for the nine months ended July 31, 2012 has been revised to correct the presentation of the purchase of non-controlling interest from investing to financing activities and is not considered material. There was no impact on previously reported net income or the change in net cash for the nine months ended July 31, 2012.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available which are Level 1 inputs under the accounting guidance fair value hierarchy. For those long-term equity investments accounted for under the cost method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds their carrying value by approximately $96 million as of July 31, 2013. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets which are primarily level 2 inputs. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units. During the third quarter of fiscal year 2012, we formed a fourth segment, diagnostics and genomics, from a portion of our life sciences segment. As a result, Agilent now has four segments, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, which are the same as our reporting units. In fiscal year 2012, we assessed goodwill impairment for our reporting units; life sciences, chemical analysis, diagnostics and genomics, and electronic measurement. Based on the results of our qualitative test for goodwill impairment by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement is greater than their respective carrying values. There was no impairment of goodwill during the three and nine months ended July 31, 2013 and 2012.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. In-process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Agilent adopted this guidance for the year ended October 31, 2012. We recorded an impairment of zero and $1 million for the three and nine months ended July 31, 2013, respectively, due to the cancellation of an IPR&D project within our electronic measurement business. There was no impairment related to an IPR&D project during the three and nine months ended July 31, 2012.

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

In March 2013, the FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. When a parent ceases to have a controlling interest in a subsidiary or group of assets within a foreign entity, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for interim and annual periods beginning after December 15, 2013.  We have no plans to deconsolidate a subsidiary or derecognize a group of assets in the near future and we do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013 and is consistent with our current practice.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Cost of products and services	$4	$2	$15	$12
Research and development	3	2	10	8
Selling, general and administrative	11	11	43	40
Total share-based compensation expense	$18	$15	$68	$60

At July 31, 2013 there was no share-based compensation capitalized within inventory. For the three and nine months ended July 31, 2013, the windfall tax benefit realized from exercised stock options and similar awards was zero and $2 million, respectively. For the three and nine months ended July 31, 2012, the windfall tax benefits from exercised stock options and similar awards was zero.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Stock Option Plans:
Weighted average risk-free interest rate	—	—	0.9%	0.9%
Dividend yield	—	—	1%	—
Weighted average volatility	—	—	39%	38%
Expected life	—	—	5.8yrs	5.8yrs
LTPP:
Volatility of Agilent shares	37%	41%	37%	41%
Volatility of selected peer-company shares	6%-64%	17%-75%	6%-64%	17%-75%
Price-wise correlation with selected peers	49%	62%	49%	62%

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

4.     INCOME TAXES

Income tax expense was $44 million and $92 million for the three and nine months ended July 31, 2013, respectively, compared to an income tax benefit of $5 million and an income tax expense of $59 million for the same periods last year.

The increase in income tax expense for the three months ended July 31, 2013 relates primarily to the impact of discrete items. The income tax provision for the three months ended July 31, 2013 included a net $18 million discrete tax expense compared to a net $27 million discrete tax benefit for the same period last year. The net discrete tax expense for the three months ended July 31, 2013 was primarily driven by a $7 million decrease in deferred tax assets due to a reduction in the statutory tax rate in the U.K. and a $7 million additional tax expense due to return to provision adjustments associated with the filing of the 2012 tax returns in various jurisdictions. The net discrete tax benefit for the three months ended July 31, 2012 primarily related to favorable tax settlements and lapses in statute of limitations in foreign jurisdictions.

The increase in income tax expense for the nine months ended July 31, 2013 relates primarily to the impact of discrete items. The income tax provision for the nine months ended July 31, 2013 included a net $22 million discrete tax expense compared to a net $13 million discrete tax benefit for the same period last year. The net discrete tax expense for the nine months ended July 31, 2013 was primarily driven by the above mentioned $18 million discrete charges recognized in the third quarter of 2013 and a $12 million out of period adjustment to tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years; partially offset by a $7 million discrete tax benefit, recognized in the first quarter of 2013, due to research and development tax credits relating to the company's prior fiscal year. The net discrete tax benefit for the nine months ended July 31, 2012 primarily related to favorable tax settlements and lapses in statute of limitations in foreign jurisdictions.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states. Agilent's U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS. During the three months ended July 31, 2012, the company received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments, the most significant of which pertains to the amount of a gain from the disposition of a business that was allocated to the U.S. for income tax purposes. There can be no assurance that the outcome of this dispute will not have a material effect on our operating results or financial condition. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Numerator:
Net income	$168	$243	$513	$728
Denominator:
Basic weighted-average shares	339	348	344	348
Potentially dilutive common stock equivalents — stock options and other employee stock plans	4	5	4	5
Diluted weighted-average shares	343	353	348	353

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2013, options to purchase 5,600 shares were excluded from the calculation of diluted earnings per share as compared to 10,500 shares and 578,500 shares for the three and nine months ended July 31, 2012, respectively. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and nine months ended July 31, 2013 we excluded an additional 15,500 shares and 22,500 shares, respectively, as compared to 1.4 million shares and 1.6 million shares for the three and nine months ended July 31, 2012, respectively.

6. INVENTORY

	July 31, 2013	October 31, 2012
	(in millions)
Finished goods	$538	$509
Purchased parts and fabricated assemblies	516	505
Inventory	$1,054	$1,014

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2013:

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2012	$347	$756	$1,464	$458	$3,025
Foreign currency translation impact	(5)	(17)	31	(49)	(40)
Goodwill arising from acquisitions/adjustments	—	—	11	(1)	10
Goodwill as of July 31, 2013	$342	$739	$1,506	$408	$2,995

The components of other intangibles as of July 31, 2013 and October 31, 2012 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2012:
Purchased technology	$849	$333	$516
Backlog	14	14	—
Trademark/Tradename	168	27	141
Customer relationships	391	155	236
Total amortizable intangible assets	1,422	529	893
In-Process R&D	193	—	193
Total	$1,615	$529	$1,086
As of July 31, 2013:
Purchased technology	1,000	428	572
Backlog	14	14	—
Trademark/Tradename	173	37	136
Customer relationships	394	200	194
Total amortizable intangible assets	1,581	679	902
In-Process R&D	43	—	43
Total	$1,624	$679	$945

During the three and nine months ended July 31, 2013, we recorded additions to goodwill of zero and $10 million, respectively, primarily related to the acquisition of two businesses. During the three and nine months ended July 31, 2012, we recorded additions to goodwill of $1,392 million and $1,445 million, respectively. During the three and nine months ended July 31, 2013, we recorded additions to other intangible assets of zero and $1 million, respectively. During the three and nine months ended July 31, 2012, we recorded additions to other intangible assets of $744 million and $768 million, respectively. During the three and nine months ended July 31, 2013, intangible assets decreased by $2 million and increased by $8 million, respectively, due to the impact of foreign exchange translation. During the three and nine months ended July 31, 2013, we transferred $1 million and $148 million, respectively, from in-process R&D to purchased technology as projects were completed. We recorded an impairment of $1 million for the nine months ended July 31, 2013 due to the cancellation of an IPR&D project.

Amortization of intangible assets was $48 million and $149 million for the three and nine months ended July 31, 2013, respectively.  Amortization of intangible assets was $31 million and $84 million for the three and nine months ended July 31, 2012, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $49 million for the remainder of 2013, $195 million for 2014, $183 million for 2015, $155 million for 2016, $108 million for 2017, $67 million for 2018, and $145 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2013 were as follows:

		Fair Value Measurement at July 31, 2013 Using
	July 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,658	$1,658	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	21	21	—	—
Total assets measured at fair value	$1,744	$1,728	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—
Long-term
Deferred compensation liability	49	—	49	—
Total liabilities measured at fair value	$58	$—	$58	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 were as follows:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,834	$1,834	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	7	—	7	—
Long-term
Trading securities	50	50	—	—
Total assets measured at fair value	$1,891	$1,884	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$54	$—	$54	$—

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

Impairment of Investments. There were no impairments for investments for the three and nine months ended July 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Long-lived assets held and used	$1	$—	$2	$—
Long-lived assets held for sale	$—	$—	$1	$—

For the three months ended July 31, 2013, long-lived assets held and used with a carrying value of $1 million were written down to their fair value of zero. For the nine months ended July 31, 2013, long-lived assets held and used with a carrying value of $2 million were written down to their fair value of zero. For the three and nine months ended July 31, 2012 there were no impairments of long-lived assets held and used. There were no impairments of long-lived assets held for sale for the three months ended July 31, 2013 and 2012. For the nine months ended July 31, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. There were no impairments of long-lived assets held for sale for the nine months ended July 31, 2012. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of July 31, 2013, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at July 31, 2013 was $23 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2013 was $14 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2013 was $27 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2013 and 2012 was not significant. For the three and nine months ended July 31, 2013 and 2012 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2013, was $4 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2013.

There were 155 foreign exchange forward contracts and 16 foreign exchange option contracts open as of July 31, 2013 and designated as cash flow hedges. There were 157 foreign exchange forward contracts open as of July 31, 2013 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2013 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(41)	$—	$203
British Pound	(26)	—	7
Canadian Dollar	(40)	—	4
Australian Dollars	12	—	7
Malaysian Ringgit	111	—	19
Japanese Yen	(41)	(92)	33
Other	(7)	—	(10)
Totals	$(32)	$(92)	$263

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $65 million to sell Euro, $4 million to sell Japanese Yen and $5 million to buy other currencies.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2013 and October 31, 2012 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2013	October 31, 2012	Balance Sheet Location	July 31, 2013	October 31, 2012
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$4	Other accrued liabilities	$7	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$8	$3	Other accrued liabilities	$2	$4
Total derivatives	$16	$7		$9	$6

The effect of derivative instruments for interest rate swap contracts and foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain (loss) on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$—	$—	$—
Gain (loss) on hedged item, recognized in interest expense	$—	$—	$—	$2
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(7)	$(1)	$9	$5
Gain reclassified from accumulated other comprehensive income into cost of sales	$4	$1	$11	$6
Treasury lock agreements:
Loss recognized in accumulated other comprehensive income	$—	$(1)	$—	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$2	$(28)	$—	$(38)

The estimated amount of existing net gain at July 31, 2013 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is zero.

10.   RESTRUCTURING

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

As previously announced, we are streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales.

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 700 positions. We expect to complete a majority of these actions by the end of fiscal year 2013. As of July 31, 2013, approximately 200 employees were terminated and paid under the above actions.

A summary of total restructuring accrual activity is shown in the table below:

Workforce
Reduction
(in millions)
Balance as of October 31, 2012	$—
Income statement expense	56
Cash payments	(15)
Balance as of July 31, 2013	$41

The restructuring accruals which totaled $41 million at July 31, 2013, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Cost of products and services	$1	$—	$19	$—
Research and development	1	—	9	—
Selling, general and administrative	(1)	—	28	—
Total restructuring and other related costs	$1	$—	$56	$—

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2013 and 2012, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost—benefits earned during the period	$11	$10	$9	$8	$1	$1
Interest cost on benefit obligation	6	7	17	19	3	3
Expected return on plan assets	(13)	(12)	(24)	(23)	(5)	(5)
Amortization:
Actuarial losses	3	2	13	11	4	4
Prior service cost	(3)	(3)	—	(1)	(9)	(8)
Total net plan costs	$4	$4	$15	$14	$(6)	$(5)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost—benefits earned during the period	$33	$30	$27	$24	$3	$3
Interest cost on benefit obligation	18	21	52	56	9	11
Expected return on plan assets	(39)	(35)	(73)	(69)	(15)	(15)
Amortization:
Actuarial losses	10	5	41	32	13	12
Prior service cost	(9)	(9)	—	(1)	(26)	(26)
Total net plan costs	$13	$12	$47	$42	$(16)	$(15)

We contributed approximately zero to our U.S. defined benefit plans and $19 million to our non-U.S. defined benefit plans during the three months ended July 31, 2013, respectively, and $30 million and $72 million, respectively, for the nine months ended July 31, 2013 . We contributed approximately zero to our U.S. defined benefit plans and $16 million to our non-U.S. defined benefit plans during the three months ended July 31, 2012, respectively, and $30 million and $39 million, respectively, for the nine months ended July 31, 2012. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2013 and expect to contribute $14 million to our non-U.S. defined benefit plans during the remainder of 2013.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2013	2012
	(in millions)
Beginning balance as of November 1	$60	$50
Accruals for warranties including change in estimate	69	65
Reserve acquired upon close of Dako acquisition	—	1
Settlements made during the period	(64)	(57)
Ending balance as of July 31	$65	$59

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of July 31, 2013, we have accrued for this matter based on our current understanding.

As part of routine internal audit activities, the Company determined that certain employees of Agilent's subsidiaries in China did not comply with the Company's Standards of Business Conduct and other policies.  Based on those findings, the Company has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third party intermediaries in China.  The internal investigation includes a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations.  On September 5, 2013, the Company voluntarily contacted the United States Securities and Exchange Commission and United States Department of Justice to advise both agencies of this internal investigation.  We will cooperate with any government investigation of this matter.  At this point, we cannot predict or estimate the duration, scope, cost, or result of this matter, or whether the government will commence any legal action, which could result in possible fines and penalties, criminal or civil sanctions, or other consequences.  Accordingly, no provision with respect to these matters has been made in the Company's consolidated financial statements.  Adverse findings or other negative outcomes from any governmental proceedings could have a material impact on the Company's consolidated financial statements in future periods.

13. SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of July 31, 2013.

2013 Senior Notes

In July 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes matured on July 15, 2013 and were paid in full.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2013			October 31, 2012
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$499	$14	$513	$499	$18	$517
2017 Senior Notes	599	23	622	599	26	625
2020 Senior Notes	498	27	525	498	29	527
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	—	—	—
Total	$2,592	$64	$2,656	$1,995	$73	$2,068

In June 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. The interest is payable semi annually on January 15th and July 15th of each year and payments commence January 15, 2014. Debt issuance costs of $5 million were incurred in connection with the 2023 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the senior notes. The notes are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness.

There have been no changes to the principal, maturity, interest rates and interest payment terms of the other senior notes, detailed in the table above, in the three and nine months ended July 31, 2013 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2013 and October 31, 2012 are detailed above.

Other Debt

As of July 31, 2013, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $45 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

For the three months ended July 31, 2013, we repurchased 15 million shares for $681 million. For the nine months ended July 31, 2013, we repurchased 20 million shares for $900 million. For the three months ended July 31, 2012, no shares were repurchased. For the nine months ended July 31, 2012, we repurchased 2 million shares for $78 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of July 31, 2013, $100 million remains to be used to repurchase shares under the 2013 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2013, we paid cash dividends of $0.12 per common share or $41 million and $0.34 per common share or $117 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2012, we paid cash dividends of $0.10 per common share or $35 million and $0.20 per common share or $70 million, respectively, on the company's common stock.

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Three months ended July 31, 2013:
Total net revenue	$401	$387	$163	$701	$1,652
Segment income from operations	$67	$83	$24	$129	$303
Three months ended July 31, 2012:
Total net revenue	$391	$381	$106	$845	$1,723
Segment income from operations	$57	$80	$16	$197	$350

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Nine months ended July 31, 2013:
Total net revenue	$1,207	$1,182	$492	$2,183	$5,064
Segment income from operations	$189	$253	$73	$410	$925
Nine months ended July 31, 2012:
Total net revenue	$1,181	$1,165	$246	$2,499	$5,091
Segment income from operations	$159	$241	$39	$562	$1,001

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in millions)
Total reportable segments’ income from operations	$303	$350	$925	$1,001
Restructuring	(1)	—	(56)	—
Acceleration of depreciation for held and used assets	—	(15)	—	(15)
Asset impairments	(1)	—	(3)	—
Transformational initiatives	(8)	(3)	(14)	(19)
Amortization of intangibles	(48)	(32)	(149)	(85)
Acquisition and integration costs	(6)	(29)	(22)	(40)
Other	(3)	(1)	(15)	(1)
Interest income	2	2	5	7
Interest expense	(27)	(24)	(77)	(75)
Other income (expense), net	1	(10)	11	14
Income before taxes, as reported	$212	$238	$605	$787

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

	Life Sciences	Chemical Analysis	Diagnostics and Genomics	Electronic Measurement	Total
	(in millions)
Assets:
As of July 31, 2013	$1,381	$1,732	$2,871	$2,008	$7,992
As of October 31, 2012	$1,477	$1,768	$2,595	$2,157	$7,997

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

Total orders for the three and nine months ended July 31, 2013 decreased 4 percent and 3 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013, had an unfavorable impact of approximately 2 percentage points in both periods when compared to the same periods last year. The Dako acquisition contributed approximately 3 percentage points and 4 percentage points of order growth, respectively, in the three and nine months ended July 31, 2013. For the three months ended July 31, 2013, life sciences orders increased 1 percent, chemical analysis orders increased 5 percent, diagnostics and genomics increased 52 percent and electronic measurement orders decreased 17 percent when compared to the same period last year. For the nine months ended July 31, 2013, life sciences orders increased 1 percent, chemical analysis orders increased 1 percent, diagnostics and genomics increased 103 percent and electronic measurement orders decreased 16 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 49 percentage points and 99 percentage points of the order increase for the three and nine months ended July 31, 2013, respectively.

Net revenue of $1,652 million and $5,064 million for the three and nine months ended July 31, 2013, respectively, decreased 4 percent and 1 percent, respectively, compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable impact of approximately 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. The revenue associated with the Dako acquisition accounted for 3 percentage points and 4 percentage points of revenue growth, respectively, in the three and nine months ended July 31, 2013. Revenue grew 3 percent and 2 percent in the life sciences business, for the three and nine months ended July 31, 2013, respectively, when compared to the same periods last year. Increased revenue in the three and nine months ended July 31, 2013 was led by demand for products in pharmaceutical and biotechnology and food markets while academic and government research markets declined and applied markets were flat. Revenue increased 1 percent within the chemical analysis business in both the three and nine months ended July 31, 2013 when compared to the same periods last year. Revenue generated within food safety, petrochemical and pharmaceutical and biotechnology markets increased whereas environmental and academic and government markets decreased in the three and nine months ended July 31, 2013. In the three and nine months ended July 31, 2013, total diagnostics and genomics revenue increased 54 percent and 99 percent, respectively, when compared to the same period last year. The Dako acquisition accounted for approximately 48 percentage points and 97 percentage points of revenue increase for the three and nine months ended July 31, 2013, respectively.  The increase in revenue of the diagnostics and genomics business excluding Dako reflects the increase in demand for both clinical and diagnostic solutions. Electronic measurement revenue decreased 17 percent and 13 percent in the three and nine months ended July 31, 2013, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets was flat in the three months ended July 31, 2013 and increased moderately in the nine months ended July 31, 2013 when compared to the same periods last year. The remainder of the general purpose market declined in both the three and nine months ended July 31, 2013 when compared to last year, reflecting weak market conditions. Also within electronic measurement there was significant weakness in the wireless manufacturing test market in the three months and nine months ended July 31, 2013 when compared to the same periods last year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. The wireless R&D test market was down moderately during both the three months and nine months ended July 31, 2013.

Net income for the three and nine months ended July 31, 2013 was $168 million and $513 million, respectively, compared to $243 million and $728 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2013, we generated $775 million of cash from operations compared with $743 million generated in the same period last year.

For the nine months ended July 31, 2013, cash dividends of $117 million were was paid on the company's outstanding common stock, respectively. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to our existing stock repurchase program. Under the increased program, Agilent is authorized to repurchase up to $1 billion of its common stock, inclusive of amounts repurchased since the beginning of this fiscal year. As of July 31, 2013, the remaining amount to be repurchased under the 2013 program is $100 million. We expect the program to be completed by December 31, 2013.

In the second quarter of 2013, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in an approximately $50 million reduction in annual cost of sales and operating expenses. In addition we have been streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales. In the nine months ended July 31, 2013 we accrued $56 million associated with the headcount reductions. We expect to complete the majority of these restructuring activities by the end of fiscal 2013. As of July 31, 2013, approximately 200 employees were terminated and $15 million was paid under the above actions.

We have previously announced that we are optimizing our order fulfillment operations which are expected to realize approximately $200 million of cost savings over a four year period starting fiscal year 2012 with $50 million of cost savings expected within this fiscal year. The cost reduction activities have been focused on value engineering, procurement leveraging and optimization of the logistics network. We are currently on track to realize the projected savings for this fiscal year.

Looking forward, we are in a slow-growth environment where the macroeconomic environment will remain challenging, in particular within electronic measurement, and continue to dampen demand and impact the timing of delivery for our products and services. In the near term, our results are impacted by decreases in U.S. government spending across all business segments.

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

In fiscal year 2012, we assessed goodwill impairment for our four reporting units: life sciences, chemical analysis, diagnostics and genomics and electronic measurement. Based on our results of our qualitative test for goodwill impairment, by reporting unit, as of September 30, 2012, we believe that it is more-likely-than-not that the fair value of each of our four reporting units, life sciences, chemical analysis, diagnostics and genomics and electronic measurement, is greater than their respective carrying values. There was no impairment of goodwill during the three and nine months ended July 31, 2013 and 2012. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method  ranging from 6 months to 15 years.  The useful life is the period over which the asset is expected to contribute directly or indirectly to future cash flows. In-process research and development (IPR&D) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill.  The changes are intended to reduce compliance costs.  Agilent's IPR&D intangible assets are indefinite-lived intangible assets.  The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible assets to determine whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite lived intangible asset is impaired.  An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Agilent adopted this guidance for the year ended October 31, 2012.  We recorded an impairment of zero and $1 million for the three and nine months ended July 31, 2013, respectively, due to the cancellation of an IPR&D project within our electronic measurement business in the second quarter. No impairments of indefinite-lived intangible assets were recorded during the three and nine months ended July 31, 2012.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. For the three and nine months ended July 31, 2013, there were impairments of long-lived assets of $1 million and $3 million, respectively.
There were no impairments of long-lived assets, including purchased intangible assets for the three and nine months ended July 31, 2012.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At July 31, 2013, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Restructuring

In the second quarter of 2013, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in an approximately $50 million reduction in annual cost of sales and operating expenses. In addition we have been streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales. In the nine months ended July 31, 2013 we accrued $56 million associated with the headcount reductions. We expect to complete the majority of these restructuring activities by the end of fiscal 2013. As of July 31, 2013, approximately 200 employees were terminated and $15 million was paid under the above actions.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$1,600	$1,662	$4,998	$5,126	(4)%	(3)%
Net revenue:
Products	$1,335	$1,428	$4,139	$4,205	(7)%	(2)%
Services and other	317	295	925	886	8%	4%
Total net revenue	$1,652	$1,723	$5,064	$5,091	(4)%	(1)%

Total orders for the three and nine months ended July 31, 2013 decreased 4 percent and 3 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013, had an unfavorable impact of approximately 2 percentage points in both periods when compared to the same periods last year. The Dako acquisition contributed approximately 3 percentage points and 4 percentage points of order growth, respectively, in the three and nine months ended July 31, 2013. For the three months ended July 31, 2013, life sciences orders increased 1 percent, chemical analysis orders increased 5 percent, diagnostics and genomics increased 52 percent and electronic measurement orders decreased 17 percent when compared to the same period last year. For the nine months ended July 31, 2013, life sciences orders increased 1 percent, chemical analysis orders increased 1 percent, diagnostics and genomics increased 103 percent and electronic measurement orders decreased 16 percent when compared to the same period last year. Dako orders within the diagnostics and genomics business accounted for 49 percentage points and 99 percentage points of the order increase for the three and nine months ended July 31, 2013, respectively.

Net revenue of $1,652 million and $5,064 million for the three and nine months ended July 31, 2013, respectively, decreased 4 percent and 1 percent, respectively, compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable impact of approximately 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. The revenue associated with the Dako acquisition accounted for 3 percentage points and 4 percentage points of revenue growth, respectively, in the three and nine months ended July 31, 2013. Revenue grew 3 percent and 2 percent in the life sciences business, for the three and nine months ended July 31, 2013, respectively, when compared to the same periods last year. Increased revenue in the three and nine months ended July 31, 2013 was led by demand for products in pharmaceutical and biotechnology and food markets while academic and government research markets declined and applied markets were flat. Revenue increased 1 percent within the chemical analysis business in both the three and nine months ended July 31, 2013 when compared to the same periods last year. Revenue generated within food safety, petrochemical and pharmaceutical and biotechnology markets increased whereas environmental and academic and government markets decreased in the three and nine months ended July 31, 2013. In the three and nine months ended July 31, 2013, total diagnostics and genomics revenue increased 54 percent and 99 percent, respectively, when compared to the same period last year. The Dako acquisition accounted for approximately 48 percentage points and 97 percentage points of revenue increase for the three and nine months ended July 31, 2013, respectively.  The increase in revenue of the diagnostics and genomics business excluding Dako reflects the increase in demand for both clinical and diagnostic solutions. Electronic measurement revenue decreased 17 percent and 13 percent in the three and nine months ended July 31, 2013, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets was flat in the three months ended July 31, 2013 and increased moderately in the nine months ended July 31, 2013 when compared to the same periods last year. The remainder of the general purpose market declined in both the three and nine months ended July 31, 2013 when compared to last year, reflecting weak market conditions. Also within electronic measurement there was significant weakness in the wireless manufacturing test market in the three months and nine months ended July 31, 2013 when compared to the same periods last year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. The wireless R&D test market was down moderately during both the three months and nine months ended July 31, 2013.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 8 percent and 4 percent in the three and nine months ended July 31, 2013, respectively, compared to the same periods last year.  Approximately 1 percentage point of growth was attributable to the Dako acquisition in the three and nine months ended July 31, 2013. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three and nine months ended July 31, 2013 due to increased contract service extensions and multi-vendor sales.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
Total gross margin	51.8%	51.7%	51.9%	52.7%	—	(1)ppt
Operating margin	14.3%	15.7%	13.2%	16.5%	(1)ppt	(3)ppts

(in millions)
Research and development	$171	$162	$531	$490	6%	8%
Selling, general and administrative	$449	$458	$1,430	$1,351	(2)%	6%

Total gross margins for the three and nine months ended July 31, 2013 were flat and decreased 1 percentage point, respectively, compared to the same periods last year. Operating margins decreased 1 percentage point and 3 percentage points in the three and nine months ended July 31, 2013, respectively, compared to the same periods last year. The decrease in operating margin in the three and nine months ended July 31, 2013 was due to increased operating expenses associated with the Dako acquisition, including increased intangible amortization, and restructuring costs and higher wages offset by reductions in variable and incentive pay compared to the same periods last year.

Research and development expenses increased 6 percent and 8 percent in the three and nine months ended July 31, 2013, respectively, compared to the same periods last year. Increased expenditures, compared to the same periods last year, were due to restructuring costs, the Dako acquisition and investments in new products and technologies partially offset by lower variable and incentive pay. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 2 percent and increased 6 percent for the three and nine months ended July 31, 2013, respectively, compared to the same periods last year. Decreased expenses in the three months ended July 31, 2013 were due to the effects of strict expense controls and lower variable and incentive pay. Increased expenditures in the nine months ended July 31, 2013 were due to restructuring costs, higher wages and the Dako acquisition.

At July 31, 2013, our headcount was approximately 20,600 as compared to approximately 20,200 at July 31, 2012.

Income Taxes

Income tax expense was $44 million and $92 million for the three and nine months ended July 31, 2013, respectively, compared to an income tax benefit of $5 million and an income tax expense of $59 million for the same periods last year.

The increase in income tax expense for the three months ended July 31, 2013 relates primarily to the impact of discrete items. The income tax provision for the three months ended July 31, 2013 included a net $18 million discrete tax expense compared to a net $27 million discrete tax benefit for the same period last year. The net discrete tax expense for the three months ended July 31, 2013 was primarily driven by a $7 million decrease in deferred tax assets due to a reduction in the statutory tax rate in the U.K. and a $7 million additional tax expense due to return to provision adjustments associated with the filing of the 2012 tax returns in various jurisdictions. The net discrete tax benefit for the three months ended July 31, 2012 primarily related to favorable tax settlements and lapses in statute of limitations in foreign jurisdictions.

The increase in income tax expense for the nine months ended July 31, 2013 relates primarily to the impact of discrete items. The income tax provision for the nine months ended July 31, 2013 included a net $22 million discrete tax expense compared to a net $13 million discrete tax benefit for the same period last year. The net discrete tax expense for the nine months ended July 31, 2013 was primarily driven by the above mentioned $18 million discrete charges recognized in the third quarter of 2013 and a $12 million out of period adjustment to tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years; partially offset by a $7 million discrete tax benefit, recognized in the first quarter of 2013, due to research and development tax credits relating to the company's prior fiscal year. The net discrete tax benefit for the nine months ended July 31, 2012 primarily related to favorable tax settlements and lapses in statute of limitations in foreign jurisdictions.

At July 31, 2013, our estimate of the annual effective tax rate including discrete items to date was 14.2 percent. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore and Malaysia where we enjoy tax holidays.

In the U.S., tax years remain open back to the year 2006 for federal income tax purposes and the year 2000 for significant states.  Our U.S. federal income tax returns for 2006 through 2007 are currently under audit by the IRS.  During the three months ended July 31, 2012, we received a Revenue Agents Report (“RAR”) for these years and filed a protest to dispute certain adjustments, the most significant of which pertains to the amount of a gain from the disposition of a business that was allocated to the U.S. for income tax purposes. There can be no assurance that the outcome of this dispute will not have a material effect on our operating results or financial condition. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$376	$373	$1,189	$1,177	1%	1%
Net revenue	$401	$391	$1,207	$1,181	3%	2%

Life sciences orders for the three and nine months ended July 31, 2013 increased 1 percent in both periods compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable impact on orders of 1 percentage point for both periods compared to the same periods last year. Order results were led by demand for consumables and services as these businesses held up well despite difficult macroeconomic conditions. Geographically, orders were relatively flat in the Americas, grew 4 percent in Europe, declined 18 percent in Japan, and grew 3 percent in other Asia Pacific for the three months ended July 31, 2013 compared to the same period last year. Japan's decline was caused by an unfavorable currency impact of 20 percentage points on orders. Orders grew 4 percent in the Americas, declined 1 percent in Europe, declined 23 percent in Japan, and grew 5 percent in other Asia Pacific for the nine months ended July 31, 2013 compared to the same period last year. Japan's decline included an unfavorable currency impact of 12 percentage points.
Life sciences revenue for the three and nine months ended July 31, 2013 increased 3 percent and 2 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable impact on revenues of 1 percentage point in both periods compared to the same periods last year. Revenue growth in the three months ended July 31, 2013 was led by informatics systems, consumables, and services. Services growth included strong aftermarket sales of service contracts and education. Geographically, revenues declined 1 percent in the Americas, grew 5 percent in Europe, declined 17 percent in Japan (including an unfavorable currency impact of 19 percentage points), and grew 9 percent in other Asia Pacific for the three months ended July 31, 2013 compared to the same period last year. Business in the Americas declined given the impact of U.S. sequestration on our academic and government markets. Revenues grew 2 percent in the Americas, were relatively flat in Europe, declined 21 percent in Japan (including an unfavorable currency impact of 11 percentage points), and grew 11 percent in other Asia Pacific for the nine months ended July 31, 2013 compared to the same period last year. For both periods, the impact of U.S. sequestration, challenging European macroeconomic conditions and limited capital expansion in Japan weighed on our markets.
End market performance reflected mixed results for the three and nine months ended July 31, 2013. Pharmaceutical and biotech had solid growth, which was partially offset by declines in academic and government markets and softness in applied markets. Pharmaceutical companies are investing in upgrading technology to stay ahead of the curve in biologic drugs yet still maintain an edge in chemical drugs, particularly in generic drugs and emerging markets. Academic and government market spending declined, consistent with recent quarters. Food market growth continues as demand for safe and high-quality food is critical worldwide. Food safety continues to drive increased testing capacity and instrument purchases in all product categories, as well as consumables and services. Applied markets were flat as growth in petrochemical was largely offset by declines in the environmental and forensics markets.
While the overall macroeconomic environment has softened demand for our instruments and application solutions, we continue to invest in expanding and improving our life sciences applications and solutions portfolio. Looking forward, we expect near-term downward pressure to continue in academic and government markets given the impact of U.S. budget sequestration, but we expect businesses such as consumables and services to partially offset this effect. Regional growth trends in both Europe and Japan are expected to continue in the near-term, though we do expect the impact of the Japan stimulus to provide a positive impact in the coming quarters. In pharmaceutical markets, we continue to invest in the development of new application methodologies for our customers in traditional Ultra High-Performance LC (UHPLC), two dimensional LC (2DLC) and LCMS. This quarter, our LCMS business announced several new solutions, including the new StreamSelect LCMS, which allows the multiplexing of two Agilent 1200 series HPLCs with a single Agilent 6400 Triple Quadrupole (QQQ) LCMS. The StreamSelect LCMS system was designed to increase productivity without the need to purchase an additional mass spectrometer.
Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
Gross margin	51.2%	50.5%	51.3%	50.1%	1 ppt	1 ppt
Operating margin	16.6%	14.5%	15.6%	13.4%	2 ppts	2 ppts

(in millions)
Research and development	$34	$35	$103	$105	(3)%	(3)%
Selling, general and administrative	$105	$106	$328	$328	(1)%	—

Gross margins for products and services for the three and nine months ended July 31, 2013 increased 1 percentage point in both periods compared to the same periods last year. The increases were mainly volume-driven along with lower infrastructure expenses, lower variable pay and product gross margin improvements.
Research and development expenses for the three and nine months ended July 31, 2013 decreased 3 percent in both periods compared to the same periods last year. Decreases during these periods were mainly due to lower infrastructure expenses and lower variable pay.
Selling, general and administrative expenses for the three months ended July 31, 2013 decreased 1 percent compared to the same period last year. The decrease was mainly due to lower infrastructure expenses, variable pay, and discretionary expenses. Selling, general and administrative expenses for the nine months ended July 31, 2013 remained flat compared to the same period last year. Higher people costs were offset by lower infrastructure expenses and variable pay.
Operating margins for products and services for the three and nine months ended July 31, 2013 increased 2 percentage points in both periods compared to the same periods last year. The increases were mainly due to higher gross margin performance coupled with lower operating expenses.
Income from Operations

Income from operations for the three and nine months ended July 31, 2013, increased $10 million and increased $30 million, respectively, on corresponding revenue increases of $10 million and $26 million. The resultant year-over-year operating margin incremental was 94 percent and 112 percent, respectively, for the three and nine months ended July 31, 2013. Operating margin incremental is measured by the increase in income from operations compared to prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$390	$372	$1,197	$1,183	5%	1%
Net revenue	$387	$381	$1,182	$1,165	1%	1%

Chemical analysis orders for the three and nine months ended July 31, 2013 increased 5 percent and 1 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable currency impact on orders of 2 percentage points in both periods compared to the same period last year. Order results were led by solid performance in GC, Midrange GC, and ICP-MS instruments, along with services. Geographically, orders grew 3 percent in the Americas, grew 5 percent in Europe, declined 14 percent in Japan, and grew 11 percent in other Asia Pacific for the three months ended July 31, 2013 compared to the same period last year. Orders declined 1 percent in the Americas, grew 2 percent in Europe, declined 14 percent in Japan, and grew 6 percent in other Asia Pacific for the nine months ended July 31, 2013 compared to the same period last year. The Americas and Europe were still relatively soft. Results in the Americas reflected the U.S. budget sequestration impact. Asia Pacific was up especially in China, with continued focus on environmental and food safety investments. In addition, India is recovering with an improved economic situation. Currency was a major factor in Japan's results. For the three months ended July 31, 2013, Japan had an unfavorable currency impact of 22 percentage points on orders. Therefore, Japan orders grew 8 percent in local currency, reflecting the impact of government stimulus. For the nine months ended July 31, 2013, Japan's decline included an unfavorable currency impact of 14 percentage points on orders.
Chemical analysis revenues for the three and nine months ended July 31, 2013 increased 1 percent in both periods compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2013 had an unfavorable currency impact on revenues of 2 percentage points in both periods compared to the same periods last year. Revenue growth was led by services and consumables. Instrumentation revenue was slightly down compared to last year but reflected mixed results across the product portfolio. Weakness in GC-MS and spectroscopy instruments was partially offset by strength in GC. Services growth featured strong aftermarket sales of service contracts and education. Geographically, revenues were flat in the Americas, declined 2 percent in Europe, declined 21 percent in Japan (including an unfavorable currency impact of 19 percentage points), and grew 11 percent in other Asia Pacific for the three months ended July 31, 2013 compared to the same period last year. Revenues grew 2 percent in the Americas, declined 1 percent in Europe, declined 19 percent in Japan (including an unfavorable currency impact of 12 percentage points), and grew 9 percent in other Asia Pacific for the nine months ended July 31, 2013 compared to the same period last year. We saw weakness in Europe, where the general economic situation remains difficult. In Asia Pacific, food testing remains an important driver of growth given demand from importers and exporters within the region.
In the three and nine months ended July 31, 2013, investments in the food market continue across geographies, resulting in solid growth especially related to high end mass spectrometry solutions in China. In the U.S., there is increased demand related to testing for pesticides. Food safety import/export regulations tied to globalization of the food supply also continue to drive strong demand. The petrochemical market was slightly up compared to the prior year. Limited government funds led to declines in the environmental and forensics markets, but markets outside of U.S. and Western Europe are showing signs of improvement. The pharmaceutical and biotech market grew due to technology upgrades and the expansion of our service offering, but the academic and government market was down with U.S. sequestration constraints and declining government research spending.
While the economic environment is still challenging, strength in third quarter instrument orders reflect some improvement in our chemical analysis core markets. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. New instrument launches over the next twelve months should improve our product differentiation and competitive position.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
Gross margin	51.0%	50.1%	51.2%	50.9%	1 ppt	—
Operating margin	21.5%	20.9%	21.4%	20.7%	1 ppt	1 ppt

(in millions)
Research and development	$23	$23	$70	$70	—	—
Selling, general and administrative	$91	$89	$282	$283	2%	—

Gross margins for products and services for the three months ended July 31, 2013 increased 1 percentage point compared to the same period last year. The increase was mainly due to favorable product mix in consumables, supply chain savings, and lower variable pay partially offset by higher product discounts. Gross margins for products and services for the nine months ended July 31, 2013 remained relatively flat compared to the same period last year. Lower infrastructure expenses and lower variable pay were offset by higher product discounts.
Research and development expenses for the three and nine months ended July 31, 2013 remained relatively flat compared to the same periods last year. We continue to invest in R&D for current and future products.
Selling, general and administrative expenses for the three months ended July 31, 2013 increased 2 percent compared to the same period last year. The increase was mainly due to higher infrastructure expenses and commissions partially offset by reduced discretionary expenses including marketing programs and travel. Selling, general and administrative expenses for the nine months ended July 31, 2013 remained relatively flat compared to the same period last year. Reduced discretionary expenses including marketing programs and lower variable pay were offset by higher infrastructure expenses and commissions.
Operating margins for products and services for the three and nine months ended July 31, 2013 increased 1 percentage point in both periods compared to the same periods last year. The increases were mainly due to favorable gross margin performance outpacing operating expense growth.

Income from Operations

Income from operations for the three and nine months ended July 31, 2013, increased $3 million and $12 million, respectively, on a corresponding revenue increases of $6 million and $17 million. The resultant year-over-year operating margin incremental was 67 percent and 73 percent for the three and nine months ended July 31, 2013.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$160	$106	$488	$241	52%	103%
Net revenue	$163	$106	$492	$246	54%	99%

Diagnostics and genomics orders for the three and nine months ended July 31, 2013, increased 52 percent and 103 percent, respectively, when compared to the same periods last year. Incremental orders associated with the Dako acquisition for the three and nine months ended July 31, 2013 accounted for 49 percentage points and 99 percentage points of the order growth, respectively. Foreign currency movements had an unfavorable impact of 2 percentage points for both the three and nine months ended July 31, 2013. Excluding the impact of the Dako acquisition, orders were strong in SureSelect and HaloPlex, BioAnalyzer chips and reagents and TapeStation products for the three and nine months ended July 31, 2013. Geographically, excluding the impact of the Dako acquisition, orders grew in all regions except for Japan for both the three and nine month period. Japan orders for the three and nine months ended July 31, 2013 declined 18 percent and 12 percent, respectively, and included 21 percentage points and 12 percentage points of unfavorable currency impact, respectively. Orders in Europe grew 5 percent and 7 percent for the three and nine months ended July 31, 2013, respectively, driven by strength in TapeStation products, BioAnalyzer consumables, HaloPlex and scanners. The Americas grew 3 percent for both the three and nine months ended July 31, 2013 on strength of SureSelect products. Asia Pacific excluding Japan grew 21 percent for both the three and nine months ended July 31, 2013 with strength in target enrichment and SureFish.
Diagnostic and genomics revenue for three and nine months ended July 31, 2013, increased 54 percent and 99 percent, respectively, when compared to the same periods last year. Revenue associated with the Dako acquisition accounted for 57 percent of our diagnostics and genomics business for the three and nine months ended July 31, 2013, and 48 percentage points and 97 percentage points of the revenue growth compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2013 had an unfavorable currency impact of 2 percentage points. Geographically, excluding the impact of the Dako acquisition, the Americas increased 11 percent and 2 percent for the three and nine months ended July 31, 2013, respectively, driven by growth in SureSelect and HaloPlex. Revenue in Europe grew 7 percent and 6 percent for the three and nine months ended July 31, 2013, respectively, due to strength in HaloPlex, TapeStations and Bioanalyzer consumables. Asia Pacific excluding Japan grew 3 percent and 17 percent for the three and nine months ended July 31, 2013 on solid growth in China from CGH solutions and HaloPlex adoption in parts of Asia. Japan declined 20 percent and 15 percent due to the negative impact of currency movements.
Revenue performance was mixed in core end markets. We saw double-digit growth in the clinical market, excluding the impact of the Dako acquisition, on good demand for our CGH array and target enrichment solutions. CGH array customer expansion into applications for prenatal and clinical research reflects opportunities for growth in this market. Year-over-year growth in the pharmaceutical and biotech market reflected strength in demand from companies with clinical service offerings and CROs. The academia and government market saw expected year-over-year declines, reflecting the impacts of the U.S. budget sequestration and European cautious funding environment. Despite this weakness, next generation sequencing continues to attract government funding in many fields, including medical science, microbiology, and bio-agriculture, resulting in continued health of consumables budgets for genomics products. The cancer diagnostics market results were relatively flat year-over-year due to ongoing U.S. and European cautious funding environments. Despite the ongoing pressure on healthcare expenditures, the global clinical cancer diagnostics market remains robust as the fundamental socio-demographic growth drivers continue to increase test volumes, while the more efficient automation solutions and test procedure standardization drove demand due to its cost and labor reduction advantages. We continue to experience high growth in our pharma partnerships from increased demand around contractual business.
Looking forward, we are optimistic about our growth opportunities in the clinical and clinical research markets as our broad portfolio of products and solutions are well suited to address customer needs. Strong adoption of our HaloPlex sequencing target enrichment solution continues, with a growing customer base and nice ramp-up of re-order rates and we plan to continue investing in target enrichment. On the microarray front, we are continuing to work with the FDA to advance filings for a 510K pre-market clearance for our CGH cytogenetic arrays. Having signed an agreement with a former competitor who has exited the microarray business, we have made good progress in converting their customers onto Agilent's microarray platform. These new customers have ordered both gene expression and CGH arrays, as well as other products in the genomics portfolio. Our Dako business should be boosted by Omnis, our new advanced staining platform, bringing both IHC and ISH capabilities to one integrated platform. Additionally, we continue to work with pharmaceutical partners to develop companion diagnostic solutions.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
Gross margin	59.4%	60.8%	60.8%	62.6%	(1) ppt	(2) ppts
Operating margin	14.6%	15.2%	14.8%	15.8%	(1) ppt	(1) ppt

(in millions)
Research and development	$22	$13	$66	$33	72%	101%
Selling, general and administrative	$51	$36	$161	$83	43%	94%

Gross margins for products and services for the three and nine months ended July 31, 2013, declined 1 percentage point and 2 percentage points, respectively, compared to the same periods last year. The decline in gross margins was due to the impact of the Dako acquisition and unfavorable currency impacts partially offset by lower freight and logistics costs and favorable production and price variances. For the nine months ended July 31, 2013, the decline in gross margins was due to the impact of the Dako acquisition, unfavorable currency impacts and prior year's hedging gain. Partially offsetting the unfavorable impacts were lower royalty expenses due to patent expiration.
Research and development expenses for the three and nine months ended July 31, 2013, increased 72 percent and 101 percent, respectively, when compared to the same periods last year. The increase was due to the acquisition of Dako.
Selling, general and administrative expenses for the three and nine months ended July 31, 2013, increased 43 percent and 94 percent, respectively, compared to the same periods last year. The increase was due to the acquisition of Dako.
Operating margins for products and services for both the three and nine months ended July 31, 2013, declined 1 percentage point compared to the same periods last year. Factors which led to the decline in operating margin over the prior year are due to the impact of the Dako acquisition and unfavorable currency impacts partially offset by lower freight and logistics costs and favorable production and price variances. Partially offsetting the unfavorable impacts were lower royalty expenses due to a patent expiration.
Income from Operations

Income from operations for the three and nine months ended July 31, 2013, increased $8 million and $34 million, respectively, on a corresponding revenue increase of $57 million and $246 million. The resultant year-over-year operating margin incremental was 13 percent and 14 percent for the three and nine months ended July 31, 2013, respectively.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
	(in millions)
Orders	$674	$811	$2,124	$2,525	(17)%	(16)%
Net revenue	$701	$845	$2,183	$2,499	(17)%	(13)%

Electronic measurement orders for the three and nine months ended July 31, 2013, decreased 17 percent and 16 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points in the three and nine months ended July 31, 2013. Order trends by market were similar for both periods. Orders declined year-over-year for general purpose test applications primarily due to lower industrial, computers, and semiconductor test demand. Communications test decreased year-over-year on weak wireless manufacturing orders. For the three and nine months ended July 31, 2013, the Americas declined 26 percent and 24 percent, respectively, when compared to the same periods last year on weak wireless communications and lower aerospace and defense business. Japan orders were 15 percent lower year-over-year in the three-month period but grew 2 percent excluding the impact of unfavorable currency movements. For the nine-month period, Japan orders declined 11 percent year-over-year including 10 percentage points from unfavorable currency movements. Orders from Asia Pacific excluding Japan declined 11 percent year-over-year in both the three and nine-month periods on weaker industrial, computer, semiconductor, and aerospace and defense demand. Europe orders for the three and nine-month periods decreased 8 percent and 10 percent, respectively, when compared to the same periods last year on lower communications, computer, and semiconductor test business partially offset by improved aerospace and defense.
Electronic measurement revenue for the three and nine months ended July 31, 2013, decreased 17 percent and 13 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points in the three and nine-month periods. For both periods, revenue declined in all regions. The Americas decreased 31 percent and 18 percent year-over-year for the three and nine-months ended July 31, 2013, respectively, on weakness in wireless manufacturing and aerospace and defense. Europe revenue was 9 percent and 7 percent lower year-over-year for the three and nine-month periods, respectively, on declines in all markets except aerospace and defense. Japan revenue decreased 6 percent in the three months ended July 31, 2013, but increased 12 percent excluding the impact of unfavorable currency movements, with strength in aerospace and defense. For the nine months ended July 31, 2013, Japan revenue declined 11 percent year-over-year due to the impact of unfavorable currency movements. Asia Pacific excluding Japan declined 4 percent and 9 percent for the three and nine-month periods, respectively; industrial, computer, and semiconductor test demand was weak in both periods while communications was flat in the three-months ended July 31, 2013, but declined for the nine-month period.
General purpose test, representing approximately 66 percent of electronic measurement revenue, reflected weak industrial, computer, and semiconductor related demand. Aerospace and defense was relatively flat year-over-year in the three months ended July 31, 2013, but slightly higher in the nine-month period reflecting weak demand in the United States offset by stronger spending internationally, particularly Europe and Japan. For both the three and nine-month periods, our computer and semiconductor related business declined year-over-year. The shift from personal computers to lower priced, more highly integrated tablets has resulted in a reduction in test equipment demand. Investments in new semiconductor technology moderated and manufacturing capacity expansion remained weak. Uncertain global economic conditions contributed to lower industrial related business.
Communications test, representing approximately 34 percent of electronic measurement revenue, declined year-over-year primarily due to lower wireless manufacturing business. In the three and nine-month periods ended July 31, 2013, significant weakness in wireless manufacturing test compared to the same periods last year was mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. Wireless R&D spending remained soft reflecting a cautious spending environment though long-term industry fundamentals remain intact, with continued interest in high data rate applications such as long-term evolution (LTE).
In the near term, we expect a year-over-year decline in revenue driven by macroeconomic uncertainty and challenging market conditions, with continued softness in communications, industrial, computer, and semiconductor markets. We expect modest seasonal improvement in the fourth quarter for aerospace and defense demand related to higher spending by the United States government and prime contractors. Longer term growth drivers such as mobility, computing, and transformational initiatives, including modular and hand-held instrumentation, support our ongoing investments.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2013	2012	2013	2012	Months	Months
Gross margin	56.6%	55.9%	57.0%	56.9%	1 ppt	—
Operating margin	18.5%	23.3%	18.8%	22.5%	(5) ppts	(4) ppts

(in millions)
Research and development	$89	$91	$277	$281	(2)%	(1)%
Selling, general and administrative	$178	$184	$557	$578	(3)%	(4)%

Gross margins for products and services for the three and nine months ended July 31, 2013, decreased 1 percentage point and was flat, respectively, compared to the same periods last year. For the three months ended July 31, 2013, gross margins were higher year-over-year on a volume-adjusted basis driven by the lower proportion of wireless manufacturing business. For the nine months ended July 31, 2013, gross margins were also higher on a volume-adjusted basis primarily due to the decrease in wireless manufacturing business, while the favorable impacts of lower variable and incentive pay and reduced infrastructure spending were offset by wage increases and higher inventory charges.
Research and development expenses for the three and nine months ended July 31, 2013, decreased 2 percent and 1 percent, respectively, compared to the same periods last year. For both periods, reduced development and infrastructure expenses, lower variable and incentive pay, and the favorable impact of currency movements were offset by investments in an acquisition and wage increases.
Selling, general and administrative expenses for the three and nine months ended July 31, 2013, decreased 3 percent and 4 percent, respectively, compared to the same periods last year. For both periods, reduced discretionary spending, lower variable and incentive pay, and the favorable impact of currency movements were partially offset by wage increases.
Operating margins for products and services for the three and nine months ended July 31, 2013, decreased 5 percentage points and 4 percentage points, respectively, compared to the same periods last year on lower revenue partially offset by reduced operating expenses.
Income from Operations

Income from operations for the three and nine months ended July 31, 2013, decreased $68 million and $152 million, respectively, on corresponding revenue decreases of $144 million and $316 million. The resultant year-over-year operating margin decremental ratios were 47 percent and 48 percent for these periods, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2013 consisted of cash and cash equivalents of $2,330 million as compared to $2,351 million as of October 31, 2012.

As of July 31, 2013, approximately $2,255 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $775 million for the nine months ended July 31, 2013 compared to cash provided of $743 million for the same period in 2012. In the nine months ended July 31, 2013, we paid approximately $98 million under our variable and incentive pay programs, as compared to $188 million paid out during the same period of 2012. Net cash paid for income taxes was approximately $93 million and $74 million in the nine months ended July 31, 2013 and 2012, respectively.

In the nine months ended July 31, 2013, accounts receivable provided cash of $31 million compared to cash used of $22 million for the same period in 2012.  Revenue was flat in the nine months ended July 31, 2013 as compared to the same period in 2012. Days’ sales outstanding decreased to 48 days as of July 31, 2013 from 50 days a year ago. Accounts payable used cash of $47 million for the nine months ended July 31, 2013 compared to cash used of $1 million in the same period in 2012. Cash used for inventory was $81 million for the nine months ended July 31, 2013 compared to cash used of $74 million for the same period in 2012. Inventory days on-hand increased to 119 days as of July 31, 2013 compared to 112 days as of the end of the same period last year.

We contributed approximately $102 million and $69 million to our defined benefit plans in the nine months ended July 31, 2013 and 2012, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $14 million to our defined benefit plans during the remainder of 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities was $197 million for the nine months ended July 31, 2013 as compared to net cash used in investing activities of $2,274 million for the same period of 2012. Investments in property, plant and equipment were $163 million for the nine months ended July 31, 2013 compared to $132 million in the same period of 2012. We expect that total capital expenditures for the current year will be approximately $220 million. In the nine months ended July 31, 2013, there were $36 million of purchases of investments including $21 million for equity method investments. Proceeds from the sale of investments were $11 million and $5 million in the nine months ended July 31, 2013 and 2012, respectively. In the nine months ended July 31, 2013, there were $11 million of business acquisitions and intangibles assets, net of cash acquired, compared to $2,227 million, primarily related to Dako, in same period last year.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2013 was $560 million compared to cash used of $65 million for the same period of 2012.

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

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012. On May 14, 2013 we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases until the end of the calendar year and any unused portion may be used in the calendar year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of July 31, 2013, the remaining amount to be repurchased under the 2013 program is $100 million. We expect the program to be completed by December 31, 2013.

For the nine months ended July 31, 2013, we repurchased 20 million shares for $900 million. For the nine months ended July 31, 2012, we repurchased 2 million shares for $78 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the three and nine months ended July 31, 2013, we paid cash dividends of $0.12 per common share or $41 million and $0.34 per common share or $117 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2012, we paid cash dividends of $0.10 per common share or $35 million and $0.20 per common share or $70 million, respectively, on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2013 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of July 31, 2013 the company had no borrowings outstanding under the facility.

Short-term debt and Long-term debt

In July 2010, we company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes matured on July 15, 2013 and were paid in full.

In June 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. Interest is payable semi annually on January 15th and July 15th of each year. Debt issuance costs of $5 million were incurred in connection with the 2023 senior notes. These costs were capitalized in other assets and are being amortized to interest expense over the term of the senior notes.

Other

There were no substantial changes from our 2012 Annual Report on Form 10-K, to our contractual commitments in the first nine months of 2013. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $334 million and $320 million of liabilities related to uncertain tax positions as of July 31, 2013 and October 31, 2012, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent and 65 percent of our revenues were generated in U.S. dollars during the three months ended July 31, 2013 and 2012, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2013, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of July 31, 2013, we have accrued for this matter based on our current understanding.

As part of routine internal audit activities, the Company determined that certain employees of Agilent's subsidiaries in China did not comply with the Company's Standards of Business Conduct and other policies.  Based on those findings, the Company has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third party intermediaries in China.  The internal investigation includes a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations.  On September 5, 2013, the Company voluntarily contacted the United States Securities and Exchange Commission and United States Department of Justice to advise both agencies of this internal investigation.  We will cooperate with any government investigation of this matter.  At this point, we cannot predict or estimate the duration, scope, cost, or result of this matter, or whether the government will commence any legal action, which could result in possible fines and penalties, criminal or civil sanctions, or other consequences.  Accordingly, no provision with respect to these matters has been made in the Company's consolidated financial statements.  Adverse findings or other negative outcomes from any governmental proceedings could have a material impact on the Company's consolidated financial statements in future periods.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies. See Item 1. "Legal Proceedings", above. If government action results from our China investigation, we could face possible fines and penalties, criminal or civil sanctions, or other consequences, and our business could suffer.

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

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. On March 4, 2013, we made a report to the Inspector General of the Department of Defense regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies. See Item 1. "Legal Proceedings", above. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

Although the cash generated in the United States from our operations covers our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the maturity of our debt obligations, our stock repurchase program, our declared dividends and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through (1) the efficient and timely repatriations of overseas cash or (2) other sources of cash obtained at an acceptable cost.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding an aggregate principal amount of $2.6 billion in senior unsecured notes and a $45 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2013, we had cash and cash equivalents of approximately $2.33 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2013.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
May. 1, 2013 through May. 31, 2013	4,344,000	$46.16	4,344,000	$581
Jun. 1, 2013 through Jun. 30, 2013	5,585,193	$43.57	5,585,193	$337
Jul. 1, 2013 through Jul. 31, 2013	5,301,337	$44.73	5,301,337	$100
Total	15,230,530	$44.71	15,230,530

(1)
On January 17, 2013, we announced that our board of directors approved a share repurchase program authorizing the use of up to $500 million to repurchase shares of the Company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012 (the “2013 Repurchase Program”). On May 14, 2013, we announced that our board of directors authorized a $500 million increase to the 2013 Repurchase Program, bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 Repurchase Program is designed to cover purchases from November 1, 2012 through December 31, 2013, and any unused portion may be used in calendar year 2014. The 2013 Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time. As of July 31, 2013, $100 million remained under the 2013 Repurchase Program.

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

Dated:	September 6, 2013	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 6, 2013	By:	/s/ Solange Glaize
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