Form 10-K
period 2013-10-31
AGILENT TECHNOLOGIES INC
filed 2013-12-19
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2013, was approximately $12.08 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 1, 2013, there were 331,808,500 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 19, 2014, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2013 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries.

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name and the other that will be comprised of the electronic measurement business ("EM"). The separation is expected to occur through a tax-free pro rata spin off of the EM company to Agilent shareholders and is expected to be completed early in November 2014. We expect to incur pre-separation expenses of $100 million in fiscal 2014.

In addition to the announcement to separate into two companies, we formed a new operating segment in the fourth fiscal quarter of 2013. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. Following this reorganization, Agilent has three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business. The historical segment financial information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements.

Our life sciences and diagnostics business focuses on the pharmaceutical, academic and government, bio-agriculture, food safety, clinical markets, biotechnology and contract research organization industries. Our chemical analysis business focuses on the petrochemical, environmental, forensics and food safety industries. Our electronic measurement business addresses the communications, electronics and other industries. In addition to our three businesses, we conduct centralized manufacturing and order fulfillment through Agilent Order Fulfillment ("AOF") as well as research through Agilent Technologies Laboratories (“Agilent Labs”). Each of our three businesses, AOF and Agilent Labs, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $6.8 billion for the fiscal year ended October 31, 2013, we generated 30 percent in the U.S. and 70 percent outside the U.S. As of October 31, 2013, we employed approximately 20,600 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado and Delaware in the U.S. and in Australia, China, Denmark, Germany, India, Italy, Japan, Malaysia, Poland, Singapore and the United Kingdom.

The net revenue, income from operations and assets by business segment, as of and for the fiscal year ended October 31, 2013 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Life Sciences and Diagnostics Business
Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance ("NMR"), Magnetic Resonance Imaging ("MRI"), and X-Ray Diffraction (“XRD”) systems; services and support for the aforementioned products; immunohistochemistry (“IHC”); In Situ Hybridization (“ISH”);  Hematoxylin and Eosin (“H&E”) staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing (“NGS”) target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.
We employed approximately 6,100 people as of October 31, 2013 in our life sciences and diagnostics business. This business generated revenue of $2.3 billion in fiscal 2013, $2.0 billion in fiscal 2012 and $1.8 billion in fiscal 2011.
Life Sciences and Diagnostics Markets
Our life sciences and diagnostics business focuses primarily on the following three markets:
The Pharma, Biotech, CRO & CMO Market. This market consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies (“pharma”). A second sub-segment includes biotechnology companies (“biotech”), contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.
The Academic and Government Market. This market consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government research market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research - multidisciplinary scientific efforts directed at accelerating therapy development.
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

Life Sciences and Diagnostics Measurement Products and Applications
Our products fall into eleven main areas of work: liquid chromatography, mass spectrometry, software and informatics, lab automation and robotics, automated electrophoresis, NMR and MRI systems, life sciences consumables and services, pathology products, specific proteins and flow reagents, target enrichment, cytogenetic research solutions and microarrays. Our key product segments include:
Liquid Chromatography Products
A liquid chromatograph or a high performance liquid chromatograph (“HPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent LC portfolio is modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi‑method/walk-up, high-capacity/high-throughput or multi‑dimensional LC and can be extended to application‑based analyzers e.g. for bio-molecular separations, chiral analysis or size exclusion chromatography. As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns, new services and diagnostics offerings and ongoing instrument and software product enhancements.
Mass Spectrometry Products
A mass spectrometer (“MS”) identifies and quantifies chemicals based on a chemical's molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. Liquid chromatography is commonly used to separate compounds and introduce them to the MS system. The combined use of LC and MS is frequently used both to identify and quantify chemical compounds. Mass spectrometry is an important tool in analyzing small molecules and can also be used to characterize and quantify proteins and other biological entities. Agilent's LCMS portfolio includes instruments built around four main analyzer types - single quadrupole, triple quadrupole, time-of-flight (“TOF”) and quadrupole time-of-flight (“QTOF”). We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, sensitivity, and ease of use.
Software and Informatics Products
We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the regulatory‑compliant use of instruments in pharmaceutical quality assurance/quality control environments. With OpenLab Laboratory Software Suite, Agilent has a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise.
Lab Automation and Robotics
We offer a comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi‑armed robotic systems. These solutions strengthen our offering of automated sample‑preparation solutions across a broad range of applications. In fiscal 2012 we acquired AssayMAP technology, which in combination with Agilent's Bravo liquid handling platform enables highly parallel automated microchromatography for protein purification and characterization. In 2011, Agilent acquired a technology that provides high throughput sample introduction devices (Rapid Fire) for LCMS to expand capability to run ultra-short analysis in an automated manner.
Automated Electrophoresis and Microfluidics
Automated electrophoresis is a separation technique for bio molecules such as proteins, peptides and nucleic acids (RNA and DNA) and is used to determine the identity of a molecule by either size or charge. It is widely used as a QC tool to check sample integrity prior to subsequent analysis. Prominent examples are nucleic acid preparation products in front of polymerase chain reaction, NGS and microarrays.
NMR, MRI and XRD systems
NMR, spectrometers, MRI systems and XRD systems are used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC. In the fourth quarter of 2013, we announced the termination of our involvement in MRI systems.
Life Sciences Consumables and Services
We also offer a broad range of consumable products, which support our LC and MS technology platforms. These consumable products include sample preparation products; self-manufactured LC columns, instrument replacement parts, and consumable supplies to meet our customers' analysis needs. All of our products are designed to Agilent's specifications to improve and maximize the performance of our instruments.

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
Pathology Products

This area consists of routine clinical solutions for tissue based cancer diagnostics with solutions that comprise antibodies, reagents, instruments and software targeting both primary and advanced cancer diagnostics. Our CoverStainer and Artisan based product families target primary cancer diagnostics through Hematoxylin and Eosin staining as well as Special Stains for additional insights and detection of potentially carcinogenic tissue. In the fourth quarter of 2013, we launched our new combined IHC/ISH platform, Dako Omnis. The Dako Omnis and Autostainer based IHC solution and Instant Quality Fluorescence In Situ Hybridization ("IQFISH") technologies provide advanced tumor typing through investigation of protein and gene expression. These products also include companion diagnostic tests that are used to help identify patients most likely to benefit from a specific targeted therapy.
Specific Proteins and Flow Reagents

Our reagent OEM business is a provider of clinical diagnostic products within the areas of specific proteins for turbidimetry and reagents for flow cytometry. These are sold OEM as customized reagent solutions supplied to top IVD companies or through retail partners.

Target Enrichment

Agilent continues to be a strong player in the next generation sequencing market. We provide a target enrichment portfolio composed of two main platforms, SureSelect and HaloPlex, both enabling customers to select specific target regions of the genome for sequencing. Customers can customize our products for their regions of interest using the SureDesign software, or they can choose from a wide range of catalog products, including gene panels for specific applications and Exome designs, which allow analysis of the entire coding sequences of the genome. After preparing samples with SureSelect and HaloPlex, products can be sequenced in the main next generation sequencing platforms available in the market. The technologies provide an easy sample prep workflow that can be automated with Agilent Bravo platform for scalability. HaloPlex provides less-than-24-hours fast workflow, which makes it suitable for labs that require fast turnaround time from sample to results. These products are used for mutation detection and genotyping. Results can be easily analyzed using Agilent software solutions GeneSpring or SureCall.

Cytogenetic Research Solutions and Microarrays

Agilent is a leading provider of microarrays for Comparative Genomic Hybridization (“CGH”), mostly used by customers in cytogenetic laboratories. The arrays allow customers to detect genome-wide copy number alterations, with high levels of resolution (from entire chromosomal copy number changes to specific microdeletions or duplications). The arrays are offered in many formats allowing the customers to choose from different levels of resolution and number of samples per arrays. Arrays can also be customized using the SureDesign software. In addition to the microarrays, Agilent's solution includes reagents for sample processing, hardware for reading the microarrays, and software to help users view the data in a meaningful way. In addition to the CGH portfolio, the cytogenetics solution comprises a line of oligonucleotide probes for Fluorescent In Situ Hybridization ('FISH') called SureFISH. Over 400 probes are available in our catalog, covering most relevant regions in the genome. Cytogenetic labs can use SureFISH probes to detect specific translocations or copy number changes in samples. Additionally, Agilent provides a wide range of microarrays to the research market for different types of applications: gene expression, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications. Arrays are offered as catalog designs or customizable designs, with no minimum order size and short delivery time, which differentiates us from other vendors and enables researchers the maximum flexibility in their studies. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; microarrays on industry-standard 1” × 3” glass slides for key applications; custom microarray design services; and GeneSpring software products for data analysis.

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

Life Sciences and Diagnostics Customers
We had over 46,000 customers for our life sciences and diagnostics business in 2013. No single customer represented a material amount of the net revenue of the life sciences and diagnostics business. A significant number of our life sciences and diagnostics customers are also customers of our chemical analysis business.
The life sciences and diagnostics business is susceptible to seasonality in its orders and revenues primarily based on U.S. and foreign government budgets and large pharmaceutical company budgets. In general, the result is that our third and fourth fiscal quarters tend to deliver the strongest profits for this group. The diagnostics business is generally a fairly stable business impacted primarily by local holidays. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.
Life Sciences and Diagnostics Sales, Marketing and Support
The life science and diagnostics channels focus on the therapeutics and human disease research customer base (pharma, biotech, CRO, CMO and generics), clinical customer base (pathology labs and high complexity clinical testing labs) and on emerging life sciences opportunities in academic and government life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical and clinical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales. We utilize telesales for more mature product lines, as well as for reorders of reagent products.
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
Life Sciences and Diagnostics Manufacturing
Our manufacturing supports our diverse product range and customer‑centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado and North Carolina in the U.S. Outside of the U.S., we have manufacturing facilities in Germany, Malaysia, Poland, Singapore and the U.K. Our FDA registered sites include Texas, Denmark and California. We utilize just-in-time manufacturing.
Life Sciences and Diagnostics Competition
The markets for analytical instruments, diagnostics and genomics products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences and diagnostics arena include: Bruker Corp., Danaher Corporation, Thermo Fisher Scientific Inc., Waters Corp, Affymetrix Inc., Illumina, Inc., Life Technologies Corp, Abbott Laboratories, Sakura and Roche. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Life Sciences and Diagnostics Government Regulation
Some of the products the life sciences and diagnostics group sells are subject to regulatory approval by the FDA and other regulatory bodies throughout the world.  These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution.  We continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance.

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

We employed approximately 3,800 people as of October 31, 2013 in our chemical analysis business. This business generated revenue of $1.6 billion in fiscal 2013, $1.6 billion in fiscal 2012, and $1.5 billion in fiscal 2011.

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

Consumables and Services

We offer a broad range of consumable products, which support our technology platforms, including sample preparation consumables such as solid phase extraction ("SPE") and filtration products, self-manufactured GC and LC columns, chemical standards, and instrument replacement parts. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our AA, ICP-OES and ICP-MS products.

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

Chemical Analysis Customers

We had approximately 37,000 customers for our chemical analysis business in 2013. No single customer represented a material amount of the net revenue of the chemical analysis business. A significant number of our chemical analysis customers are also customers of our life sciences and diagnostics business.

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

Chemical Analysis Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Delaware, and Connecticut in the U.S. Outside of the U.S., we have manufacturing facilities in Australia, Canada, China, Italy, Malaysia, Netherlands, Japan, and the United Kingdom. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

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

Our electronic measurement business employed approximately 8,300 people as of October 31, 2013. Our electronic measurement business generated $2.9 billion in revenue in fiscal 2013 and $3.3 billion in revenue in fiscal 2012 and 2011.

Electronic Measurement Markets

Our electronic measurement products serve the following markets:

The Communications Test Market

We market our electronic measurement products and services to network equipment manufacturers ("NEMs"), wireless device manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers.

NEMs manufacture and sell products to facilitate the transmission of voice, data and video traffic. The NEMs' customers are communications service providers that deploy and operate the networks and services as well as distribute end-user subscriber devices, including wireless personal communication devices and set-top boxes. To meet their customers' demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.

Wireless device manufacturers require test and measurement products for the design, development, manufacture and repair of mobile devices. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider's network. The device manufacturers' primary customers are large and small service providers. Wireless device manufacturers require test and measurement products that enable technology development in conformance with the latest communications standards.

Communications service providers require reliable network equipment that enables new service offerings and allows their networks to operate at ever-increasing capacities. To achieve this, communications service providers require a range of sophisticated test instruments and systems to monitor and evaluate network performance and to identify any sources of communications failure throughout the wireless and fiber optic networks.

Component manufacturers design, develop and manufacture electronic components and modules used in network equipment and wireless devices. The component manufacturers require test and measurement products to verify that the performance of their components and modules meet the specifications of their NEM and device customers.

The communications test market accounted for approximately 34 percent of revenue from our electronic measurement business in 2013.

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

The general purpose test market accounted for approximately 66 percent of revenue from our electronic measurement business in 2013.

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

Modular instruments and test software are used by engineers and scientists in the design and manufacture of electronic devices and for data collection in many diverse experiments and systems. The building blocks of these systems can be configured for a wide variety of test applications and offer the flexibility to be changed by recombining modular hardware and software components as needed. Examples include test systems for wireless semiconductors; aviation communication, navigation and radar systems; and high energy physics research.

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

Our surveillance systems and subsystems are used by defense and government engineers and technicians to detect, locate and analyze signals of interest. These signals may be transmitted via radio frequency or wire lines. The products offered include receivers for detecting radio frequency signals, probes for detecting wire line signals and software that enables the identification and analysis of these signals.

Electronic Measurement Customers

Agilent's electronic measurement customers include original equipment and contract manufacturers of electronic products, wireless device manufacturers and network equipment manufacturers who design, develop, manufacture and install network equipment, service providers who implement, maintain and manage communication networks and services, and companies who design, develop, and manufacture semiconductors and semiconductor lithography systems. Our customers use our products to conduct research and development, manufacture, install and maintain radio frequency, microwave frequency, digital, semiconductor, and optical products and systems and conduct nanotechnology research. Many of our customers purchase solutions across several of our major product lines for their different business units.

We had approximately 14,000 customers for electronic measurement products in fiscal 2013 and no single customer represented a material amount of the net revenue of the electronic measurement business.

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

Our products typically come with three year standard warranties, and extended warranties are available at additional cost.

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

Electronic Measurement Competition

The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Spirent plc, Tektronix, Inc. (a subsidiary of Danaher Corporation) and Teradyne, Inc. In the general purpose test market, we compete against companies such as Aeroflex Incorporated, Bruker Corporation, Fluke Corporation (a subsidiary of Danaher Corporation), Teledyne Technologies Incorporated, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., Test Research Inc., and Zygo Corporation.

Our electronic measurement business offers a wide range of products, and these products compete primarily on the basis of product quality and functionality, as well as performance and reliability.

Agilent Technologies Research Laboratories

Agilent Technologies Research Laboratories ("Research Labs") is our research organization based in Santa Clara, California, with offices in Europe and Asia. The Research Labs create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's measurement footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, computer science, distributed measurement, electrical engineering, image processing, materials science, mathematics, nano/microfabrication, microfluidics, software, informatics, optics, physics, physiology and signal processing. As of the end of October 2013, Research Labs employed approximately 210 personnel worldwide.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally these organizations are centrally operated from Santa Clara, California, with services provided worldwide. As of the end of October 2013, our global infrastructure organization employed approximately 2,200 people worldwide.

Agilent Order Fulfillment Organization

Beginning in fiscal year 2012, we created the Agilent Order Fulfillment organization to centralize all order fulfillment and supply organizations and operations. AOF leverages our strength in manufacturing, engineering, strategic sourcing and logistics for life sciences and diagnostics, chemical analysis and electronic measurement businesses. In general, AOF employees are dedicated to specific businesses and business headcount numbers include AOF employees. In the fourth quarter of 2013 we announced that the AOF organization had been divided into two separate operations; one dedicated to the life sciences, diagnostics and chemical analysis businesses and one dedicated to the electronic measurement business.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

Research and development ("R&D") expenditures were $704 million in 2013, $668 million in 2012 and $649 million in 2011, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
On October 31, 2013, our unfilled backlog for the electronic measurement business was approximately $760 million, as compared to approximately $800 million at October 31, 2012. On October 31, 2013, our unfilled backlog for the chemical analysis business was approximately $380 million, as compared to approximately $360 million at October 31, 2012. Within our life sciences and diagnostics business, our unfilled backlog was approximately $520 million on October 31, 2013 as compared to approximately $530 million at October 31, 2012. We expect that a majority of the unfilled backlog for all three businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

Materials

Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Our electronic measurement, chemical analysis, life sciences and diagnostics businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

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

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 70 percent in fiscal 2013, 68 percent in fiscal 2012, and 70 percent in fiscal 2011, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 17 percent in fiscal 2013 and 16 percent in fiscal 2012 and 2011. Approximately 9 percent of our revenue in fiscal 2013, 10 percent in fiscal 2012 and 11 percent in fiscal 2011 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 58 percent in fiscal year 2013, 60 percent in fiscal year 2012 and 56 percent in fiscal year 2011. Approximately 9, 12 and 13 percent of our long-lived assets were located in Japan in fiscal years 2013, 2012 and 2011, respectively.

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
Henrik Ancher-Jensen, 48, has served as Senior Vice President, Agilent and President, Order Fulfillment since September 2013.  From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer

from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.
Solange Glaize, 49, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since March, 2012. From June 2011 to March 2012, Ms. Glaize served as our Vice President of Finance and Business Development, Group CFO, Life Sciences Group and from September 2009 to June 2011 as Vice President of Finance, Group CFO, Life Sciences Group.  From May 2005 to November 2009, she served as Senior Director of Finance, Life Sciences Solution Unit. Ms. Glaize has previously served in various capacities for Agilent, including as Director of Finance, Worldwide Order Fulfillment, Director of Sales Finance and Administration, Semiconductor Products Group and as Managing Director, European Financial Services.  Prior to joining Agilent, Ms. Glaize held a variety of positions in finance with Hewlett-Packard Company.
Jean M. Halloran, 61, has served as our Senior Vice President, Human Resources since from August 1999. From 1997 to 1999, Ms. Halloran served as Director of Corporate Education and Development for Hewlett‑Packard. Prior to assuming this position, from 1993 to 1997, Ms. Halloran acted as human resources manager for Hewlett‑Packard's Measurement Systems Organization. Ms. Halloran joined Hewlett‑Packard in 1980 in the Medical Products Group, where she held a variety of positions in human resources, manufacturing and strategic planning.
Didier Hirsch, 62, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 2010 and as Chief Accounting Officer from November 2007 to July 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett‑Packard Company in 1989 as Director of Finance and Administration of Hewlett‑Packard France. In 1993, he became Director of Finance and Administration of Hewlett‑ Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett‑Packard Europe, Middle East, and Africa. Mr. Hirsch serves on the Board of Directors of Logitech International and International Rectifier Corporation.
Marie Oh Huber, 52, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. She served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009 and as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007. She is also a director of the American Leadership Forum - Silicon Valley.
Michael R. McMullen, 52, has served as Senior Vice President, Agilent and President, Chemical Analysis Group since September 2009. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.
Ronald S. Nersesian, 54, has served as Executive Vice President, Agilent and President and Chief Executive Officer Designate, Electronic Measurement since September 2013. Mr. Nersesian served as President from November 2012 to September 2013 and as Chief Operating Officer from November 2011 to September 2013. From November 2011 to November 2012 Mr. Nersesian served as Executive Vice President and Chief Operating Officer. He served as our Senior Vice President, Agilent and President, Electronic Measurement Group from March 2009 to November 2011, as our Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as our Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002. From 1984 through 1996, Mr. Nersesian served in various roles with Hewlett-Packard Company. Mr. Nersesian serves on the Board of Directors of Trimble Navigation Limited.
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
Fred A. Strohmeier, 59, has served as Senior Vice President, Agilent and President, Life Sciences and Diagnostics since December 2013.  From December 2012 to December 2013 he served as Vice President and General Manager of the Life Science Products and Solutions business. He served as Vice President and General Manager of the Liquid Phase Analysis Division from December 2008 to December 2012.  From 2006 to 2008, he served as General Manager of the Liquid Phase Division.  Prior to

that, Mr. Strohmeier held various positions in general management, research and development and manufacturing for Agilent and Hewlett-Packard Company.

William P. Sullivan, 64, has served as Agilent’s Chief Executive Officer since March 2005 and served as President since September 2013. He previously served as President from March 2005 to November 2012. Before being named as Agilent’s Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president’s office with Agilent’s former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent’s Electronic Products and Solutions Group, the company’s largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California, as well as on the Board of Directors of URS Corporation and Avnet, Inc.

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

ITEM 1A.  RISK FACTORS

  Risks, Uncertainties and Other Factors That May Affect Future Results

Depressed and uncertain general economic conditions may adversely affect our operating results and financial condition.

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

We are pursuing a plan to spin-off our electronic measurement business into a new, independent publicly traded company. The proposed separation may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

In September 2013, we announced a plan to separate into two independent public companies through a spin-off of our electronic measurement business.  Unanticipated developments, including possible delays in obtaining various tax rulings, regulatory approvals or clearances and trade qualifications, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected.  Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off.  Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate.  Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business.  Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies. See Item 3. "Legal Proceedings". If government action results from our China investigation, we could face possible fines and penalties, criminal or civil sanctions, or other consequences, and our business could suffer.

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

Significant key customers or large orders may expose us to additional business and legal risks that could have a material adverse impact on our operating results and financial condition.

Certain significant key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may demand contract terms that differ considerably from our standard terms and conditions. Large orders may also include severe contractual liabilities for us if we fail to provide the quantity and quality of product at the required delivery times. While we attempt to contractually limit our potential liability under such contracts, we expect to be forced to agree to some or all of these types of provisions to secure these orders and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our operating results and financial condition.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example in the past we completed various acquisitions, including Dako A/S, Halo Genomics AB and the test systems division of AT4 wireless. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

If we do not achieve the contemplated benefits of our acquisition and integration of Dako A/S, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition and integration of Dako. In addition, the operation of Dako within Agilent could be a costly and time-consuming process that involves a number of risks, including, but not limited to:

•
difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	increased exposure to certain governmental regulations and compliance requirements;

•	the potential loss of key personnel who choose not to remain with Dako or Agilent;

•	the potential loss of key customers or suppliers who choose not to do business with the combined business; and

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

As a result of these risks, the Dako acquisition and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

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

Some of our chemical analysis and life sciences and diagnostics products are exposed to particular complex regulations such as regulations of toxic substances and medical devices, and failure to comply with such regulations could harm our business.

Some of our chemical analysis products and related consumables marketed by our chemical analysis and life sciences and diagnostics businesses are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must conform the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

A number of our products from our chemical analysis and life sciences and diagnostics businesses are subject to regulation by the United States Food and Drug Administration ("FDA") and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers; or the inability to sell our products.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. On March 4, 2013, we made a report to the Inspector General of the Department of Defense regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies. See Item 3. "Legal Proceedings". If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

Although the cash generated in the United States from our operations covers our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the maturity of our debt obligations, our stock repurchase program, our declared dividends and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through the efficient and timely repatriations of overseas cash or other sources of cash obtained at an acceptable cost.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding an aggregate principal amount of $2.6 billion in senior unsecured notes and a $46 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of October 31, 2013, we had cash and cash equivalents of approximately $2.68 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2013 we owned or leased a total of approximately 10.6 million square feet of space worldwide. Of that, we owned approximately 8.1 million square feet and leased the remaining 2.5 million square feet. Our sales and support facilities occupied a total of approximately 1.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.3 million square feet. All of our businesses share sales offices throughout the world.
Information about each of our businesses appears below:
Life Sciences & Diagnostics Group.  Our life sciences and diagnostics business has manufacturing and R&D facilities in Singapore, Malaysia, Denmark, Germany, Poland, U.K. and the U.S.
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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of October 31, 2013, we have accrued for this matter based on our current understanding.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. The following table sets forth the high and low sale prices and the dividend declarations per quarter for the 2012 and 2013 fiscal years as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2012	High	Low	Dividends
First Quarter (ended January 31, 2012)	$44.85	$32.51	$0.10
Second Quarter (ended April 30, 2012)	$46.28	$39.15	N/A
Third Quarter (ended July 31, 2012)	$43.27	$35.32	$0.10
Fourth Quarter (ended October 31, 2012)	$40.97	$35.38	$0.10

Fiscal 2013	High	Low	Dividends
First Quarter (ended January 31, 2013)	$45.55	$35.45	$0.22
Second Quarter (ended April 30, 2013)	$45.66	$40.19	N/A
Third Quarter (ended July 31, 2013)	$47.47	$41.24	$0.12
Fourth Quarter (ended October 31, 2013)	$53.47	$45.32	$0.12

As of December 1, 2013, there were 30,054 common stockholders of record.
During fiscal 2013, we issued four quarterly dividends, one of $0.10 per share and three of $0.12 per share. All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held March 19, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2013. The total number of shares of common stock purchased by the company during the year ended October 31, 2013 is 20,544,054 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2013 through Aug. 31, 2013	—	N/A	—	100
Sep. 1, 2013 through Sep. 30, 2013	—	N/A	—	100
Oct. 1, 2013 through Oct. 31, 2013	—	N/A	—	100
Total	—	N/A	—

(1) On January 17, 2013, we announced that our board of directors approved a share repurchase program authorizing the use of up to $500 million to repurchase shares of the Company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012 (the “2013 Repurchase Program”). On May 14, 2013, we announced that our board of directors authorized a $500 million increase to the 2013 Repurchase Program, bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 Repurchase Program is designed to cover purchases from November 1, 2012 through December 31, 2013, and any unused portion may be used in calendar year 2014. The 2013 Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time. As of October 31, 2013, $100 million remained under the 2013 Repurchase Program. We repurchased the remaining $100 million worth of shares under the 2013 repurchase program in November 2013.

On November 22, 2013 we announced that our board of directors has authorized a new share repurchase program effective upon the conclusion of the company's existing $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares.

(2) The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Consolidated Statement of Operations Data:		(2)		(1)
Net revenue	$6,782	$6,858	$6,615	$5,444	$4,481
Income before taxes	$859	$1,043	$1,032	$692	$7
Net income (loss)	$724	$1,153	$1,012	$684	$(31)
Net income (loss) per share — Basic:	$2.12	$3.31	$2.92	$1.97	$(0.09)
Net income (loss) per share — Diluted:	$2.10	$3.27	$2.85	$1.94	$(0.09)
Weighted average shares used in computing basic net income (loss) per share	341	348	347	347	346
Weighted average shares used in computing diluted net income (loss) per share	345	353	355	353	346
Cash dividends declared per common share	$0.46	$0.30	—	—	—

	October 31,
	2013	2012	2011	2010	2009
	(in millions)
Consolidated Balance Sheet Data:		(2)		(1)
Cash and cash equivalents and short-term investments	$2,675	$2,351	$3,527	$2,649	$2,493
Working capital	$3,381	$2,736	$3,732	$3,086	$2,838
Long-term restricted cash and cash equivalents	$—	$—	$—	$—	$1,566
Total assets	$10,686	$10,536	$9,057	$9,696	$7,612
Long-term debt	$2,699	$2,112	$1,932	$2,190	$2,904
Stockholders' equity	$5,286	$5,182	$4,308	$3,228	$2,506

(1) Consolidated financial data includes Varian, acquired on May 14, 2010.
(2) Consolidated financial data includes Dako, acquired on June 21, 2012 and a non-recurring tax benefit relating to the reversal of U.S. valuation allowance of $280 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name and the other that will be comprised of the electronic measurement business ("EM"). The separation is expected to occur through a tax-free pro rata spin off of the EM company to Agilent shareholders and is expected to be completed early in November 2014. We expect to incur pre-separation expenses of $100 million in fiscal 2014.

In addition to the announcement to separate into two companies, we formed a new operating segment in the fourth fiscal quarter of 2013. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. Following this reorganization, Agilent has three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business. The historical segment financial information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements.

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

Agilent's total orders in 2013 were $6,827 million, a decrease of 1 percent when compared to 2012. Foreign currency movements had an unfavorable impact of approximately 2 percentage points for the year ended October 31, 2013 when compared to 2012. The increase in orders associated with the Dako acquisition accounted for approximately 3 percentage points of total order growth for the year ended October 31, 2013 when compared to 2012. Within our life sciences and diagnostics business orders increased 16 percent in 2013 compared to 2012 with 13 percentage points of order increase attributable to the Dako acquisition. Chemical analysis orders increased 2 percent in 2013 when compared to 2012 and electronic measurement businesses orders decreased 13 percent when compared to 2012. Agilent's total orders in 2012 increased 2 percent when compared to 2011. The increase in orders associated with the Dako acquisition accounted for 2 percentage points of order growth for the year ended October 31, 2012 when compared to 2011.

Agilent's net revenue of $6,782 million decreased 1 percent when compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of approximately 1 percentage point compared to 2012. Revenue associated with the Dako acquisition accounted for approximately 4 percentage points of the revenue growth for the year ended October 31, 2013 when compared to 2012. Within our life sciences and diagnostics business revenue increased 16 percent in 2013 compared to 2012 with 13 percentage points of revenue increase attributable to the Dako acquisition. Excluding the effects of the Dako acquisition, there was growth in demand for life sciences and diagnostics products and services led by pharmaceutical and biotechnology and clinical markets. There was a decrease in demand from the academic and government market for the year ended October 31, 2013, when compared to the prior year. Within our chemical analysis business revenue grew 2 percent in 2013 compared with the prior year. There were modest increases in revenue from the food safety and petrochemical markets, but environmental and forensics markets were down when compared to the prior year. Within electronic measurement, total revenue decreased when compared to the prior year by 13 percent. General purpose markets decreased with aerospace and defense flat and computer and semi-conductor markets down when compared to 2012. Also within electronic measurement, the communications test business decreased for the year ended October 31, 2013 when compared to the prior year with wireless R&D down moderately but wireless manufacturing showing a significant shortfall compared to the prior year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. Agilent's total net revenue in 2012 increased 4 percent when compared to 2011. The revenue increase associated with the Dako acquisition accounted for approximately 2 percentage points of revenue increase for the year ended October 31, 2012 when compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of approximately 1 percentage point compared to 2011.

Net income was $724 million in 2013 compared to net income of $1,153 million and $1,012 million in 2012 and 2011, respectively. In 2013, 2012 and 2011 we generated operating cash flows of $1,152 million, $1,228 million and $1,260 million, respectively. As of October 31, 2013 and 2012 we had cash and cash equivalents balances of $2,675 million and $2,351 million, respectively.

Looking forward, in the near term we are in a slow-growth environment within electronic measurement which remains challenging. There are indications that our electronic measurement business will return to a growth position next year. We expect positive trends to continue in our other businesses.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets, restructuring and accounting for income taxes.

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

We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve changes may occur in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

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

Share-based compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the Long-Term Performance Program ("LTPP") were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield.  On January 17, 2012, the company's Board of Directors approved the initiation of quarterly cash dividends to the company's shareholders. The fair value of all the awards granted prior to the declaration of quarterly cash dividend was measured based on an expected dividend yield of 0%. The Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date.

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of Agilent's stock option over the most recent historical period equivalent to the expected life. A 10 percent increase in our estimated volatility from 39 percent to 49 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years for 2011 to 2013, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants, which we believe is representative of future behavior. See Note 4, "Share-based Compensation," to the consolidated financial statements for more information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2013 and 2012, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio and increased in 2013 from the previous year. For 2013 and 2012, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and remained largely unchanged. If we changed our discount rate by 1 percent, the impact would be $8 million on U.S. pension expense and $23 million on non-U.S. pension expense. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $8 million on U.S. pension expense and $17 million on non-U.S. pension expense. For 2013, actual return on assets was above expectations which, along with contributions during the year, reduced next year’s pension cost as well as improved the funded status at year end. The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $58 million in 2013, $52 million in 2012, and $58 million in 2011.

Goodwill and purchased intangible assets. Agilent reviews goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination. In the fourth quarter of 2013, we combined the life sciences and diagnostics and genomics segments to form the life sciences and diagnostics segment. As a result, Agilent now has three segments, life sciences and diagnostics, chemical analysis, and electronic measurement segments.

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

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. There was no impairment of goodwill during the years ended October 31, 2013, 2012 and 2011. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. Agilent adopted this guidance for the year ended October 31, 2012. Based on the quantitative test, we recorded an impairment of $1 million in 2013 and an impairment of $1 million in 2012, both relating to IPR&D projects that were abandoned. In all other instances we used the qualitative test and concluded that it was more likely than not that all other indefinite-lived intangible assets were not impaired. No impairments were recorded in 2011.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2013, we recorded $1 million of impairments of other intangibles related to cancellation of an in-process research and development project. We also recorded $3 million of impairments related to other long-lived assets in 2013. In 2012, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project. We also recorded $1 of impairments related to other long-lived assets in 2012. We performed impairment analyses of purchased intangible assets in 2011 and recorded $3 million of impairment charges primarily related to a business where we ceased operations. We also recorded $8 million of impairments related to other long-lived assets in 2011.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At October 31, 2013, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

For the year ended October 31, 2013 we accrued $53 million associated with the headcount reductions. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete the majority of these restructuring activities by the end of the second half of fiscal 2014. As of October 31, 2013, approximately 250 employees were terminated and $29 million was paid under the targeted restructuring program and 100 employees were terminated under the streamlining of manufacturing.

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

Results from Operations

Orders and Net Revenue

	Years Ended October 31,			2013 over 2012 % Change	2012 over 2011 % Change
	2013	2012	2011
	(in millions)
Orders	$6,827	$6,877	$6,769	(1)%	2%
Net revenue:
Products	$5,534	$5,659	$5,482	(2)%	3%
Services and other	$1,248	$1,199	$1,133	4%	6%
Total net revenue	$6,782	$6,858	$6,615	(1)%	4%

	Years Ended October 31,			2013 over 2012 Ppts Change	2012 over 2011 Ppts Change
	2013	2012	2011
% of total net revenue:
Products	82%	83%	83%	(1) ppt	—
Services and other	18%	17%	17%	1 ppt	—
Total	100%	100%	100%

In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Agilent's total orders in 2013 were $6,827 million, a decrease of 1 percent when compared to 2012. Foreign currency movements had an unfavorable impact of approximately 2 percentage points for the year ended October 31, 2013 when compared to 2012. The increase in orders associated with the Dako acquisition accounted for approximately 3 percentage points of total order growth for the year ended October 31, 2013 when compared to 2012. Within our life sciences and diagnostics business orders increased 16 percent in 2013 compared to 2012 with 13 percentage points of order increase attributable to the Dako acquisition. Chemical analysis orders increased 2 percent in 2013 when compared to 2012 and electronic measurement businesses orders decreased 13 percent when compared to 2012. Agilent's total orders in 2012 increased 2 percent when compared to 2011. The increase in orders associated with the Dako acquisition accounted for 2 percentage points of order growth for the year ended October 31, 2012 when compared to 2011. Within our life sciences and diagnostics business orders increased due to the Dako acquisition and were flat in chemical analysis and electronic measurement when compared to 2011.

Agilent's net revenue of $6,782 million decreased 1 percent when compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of approximately 1 percentage point compared to 2012. Revenue associated with the Dako acquisition accounted for approximately 4 percentage points of the revenue growth for the year ended October 31, 2013 when compared to 2012. Within our life sciences and diagnostics business revenue increased 16 percent in 2013 compared to 2012 with 13 percentage points of revenue increase attributable to the Dako acquisition. Excluding the effects of the Dako acquisition, there was growth in demand for life sciences and diagnostics products and services led by pharmaceutical and biotechnology and clinical markets. There was a decrease in demand from the academic and government market for the year ended October 31, 2013, when compared to the prior year. Within our chemical analysis business revenue grew 2 percent in 2013 compared with the prior year. There were modest increases in revenue from the food safety and petrochemical markets, but environmental and forensics markets were down when compared to the prior year. Within electronic measurement, total revenue decreased when compared to the prior year by 13 percent. General purposes markets decreased with aerospace and defense flat and computer and semi-conductor markets down when compared to 2012. Also within electronic measurement, the communications test business decreased for the year ended October 31, 2013 when compared to the prior year with wireless R&D down moderately but wireless manufacturing showing a significant shortfall compared to the prior year mostly driven by the loss of business from a large customer with whom we could not agree on contractual terms. Agilent's total net revenue in 2012 increased 4 percent when compared to 2011. The revenue increase associated with the Dako acquisition accounted for approximately 2 percentage points of revenue increase for the year ended October 31, 2012 when compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of approximately 1 percentage point compared to 2011. Note 21, "Segment Information" shows a reconciliation between segment revenue and net revenue.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 4 percent in 2013 as compared to 2012. The service and other revenue growth is higher than product revenue growth due to a portion of the revenue being driven more by the previously installed base than current period product sales. Services and other revenue increased 6 percent in 2012 as compared to 2011.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
On October 31, 2013, our unfilled backlog for the electronic measurement business was approximately $760 million, as compared to approximately $800 million at October 31, 2012. On October 31, 2013, our unfilled backlog for the chemical analysis business was approximately $380 million, as compared to approximately $360 million at October 31, 2012. Within our life sciences and diagnostics business, our unfilled backlog was approximately $520 million on October 31, 2013 as compared to approximately $530 million at October 31, 2012. We expect that a majority of the unfilled backlog for all three businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
Gross margin on products	53.5%	53.9%	54.9%	—	(1) ppt
Gross margin on services and other	46.2%	46.1%	45.9%	—	—
Total gross margin	52.1%	52.6%	53.3%	—	(1) ppt
Operating margin	14.0%	16.3%	16.2%	(2) ppts	—

(in millions)
Research and development	$704	$668	$649	5%	3%
Selling, general and administrative	$1,880	$1,817	$1,809	3%	—%

In 2013, total gross margin was flat in comparison to 2012. Increased costs, in particular, intangible amortization from the acquisition of Dako, restructuring expenses and inventory charges were offset by a decrease in variable and incentive pay. In 2012, total gross margin decreased 1 percentage point in comparison to 2011. The unfavorable impact of product mix, increased intangible amortization related to the Dako acquisition were offset by lower variable and incentive pay. Operating margins in 2013 decreased 2 percentage points compared to 2012 as a result of increased operating expenses associated with the Dako acquisition, including increased intangible asset amortization, restructuring costs, higher wages and increased inventory charges offset by lower variable and incentive pay. Operating margins in 2012 were flat when compared to 2011. This was the result of maintaining cost control through a decrease in variable and incentive pay while absorbing increases in expenditure from Dako and wage increases.

Gross inventory charges were $48 million in 2013 and $30 million in 2012 and 2011. Sales of previously written down inventory were $7 million in 2013 and $5 million in 2012 and 2011.

Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, foundation technologies, communications, life sciences and measurement. Our research seeks to improve on various technical competencies in electronics, software, systems and solutions, life sciences and photonics. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, focus on major new product releases, and develop new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities to align our business with available markets and position ourselves to capture market share.

Research and development expenditures increased 5 percent in 2013 compared to 2012. Increased expenditure was due to our continued investment in new product development and technologies, increased costs due to Dako, restructuring costs and wage increases, partially offset by lower variable and incentive pay. Research and development expenditures increased 3 percent in 2012 compared to 2011. Increased expenditure was due to increased costs due to Dako offset by lower variable and incentive pay. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 3 percent in 2013 compared to 2012. Increases were due to the acquisition of Dako, including amortization of intangible assets, wage increases and investments in sales channel coverage in emerging geographies and restructuring costs offset by decreases in variable and incentive pay. Selling, general and administrative expenses were flat in 2012 when compared to 2011. Increases were due to the acquisition of Dako, wage increases and investments in sales channel coverage offset by decreases in variable and incentive pay and lower commissions.

Interest expense for the years ended October 31, 2013, 2012 and 2011 was $107 million, $101 million and $86 million, respectively, and relates to the interest charged on our senior notes offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2013, our headcount was approximately 20,600 compared to 20,500 in 2012 and 18,700 in 2011. A significant proportion of the increase in headcount in 2012 compared with 2011 was due to the Dako acquisition.

Income Taxes

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Provision (benefit) for income taxes	$135	$(110)	$20

For 2013, the effective tax rate was 16 percent. The 16 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays. The effective tax rate also included a $12 million out-of-period adjustment to increase tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years.

For 2012, the effective tax rate was a benefit of 11 percent. The 11 percent effective tax rate benefit reflected tax on earnings in jurisdictions that had low effective tax rates and included a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate was also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.

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
Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $127 million, $122 million, and $127 million in 2013, 2012, and 2011, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.37, $0.35, and $0.36 in 2013, 2012 and 2011, respectively.

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

Segment Overview

We formed a new operating segment in the fourth fiscal quarter of 2013. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. Following this reorganization, we have three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business. The historical segment financial information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements.

Life Sciences and Diagnostics

Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance, Magnetic Resonance Imaging, and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry; In Situ Hybridization;  Hematoxylin and Eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.

Orders and Net Revenue

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
	(in millions)
Orders	$2,319	$1,993	$1,875	16%	6%
Net revenue from products	$1,868	$1,578	$1,424	18%	11%
Net revenue from services and other	432	406	368	6%	10%
Total net revenue	$2,300	$1,984	$1,792	16%	11%

Life sciences and diagnostics orders in 2013 grew 16 percent compared to 2012. Foreign currency movements had an unfavorable impact of 2 percentage point on order growth when compared to the prior year. Incremental orders associated with the Dako acquisition in 2013 accounted for 13 percentage points of the order growth. Excluding the impact of the Dako acquisition, order results were led by demand in the LC, genomics, services and consumables portfolios. Geographically, orders grew 16 percent in the Americas, grew 27 percent in Europe, declined 2 percent in Japan, and grew 9 percent in other Asia Pacific during 2013 when compared to 2012. Life sciences and diagnostics orders in 2012 increased 6 percent compared to 2011. Foreign currency movements had an unfavorable impact of 1 percentage point on order growth when compared to the prior year. Excluding the impact of the Dako acquisition, order growth was driven by strength in informatics, microfluidics, nucleic acid, and services. Budget constraints and cautious spending weighed on the results in 2012.
Life sciences and diagnostics net revenue in 2013 increased 16 percent compared to 2012. Revenue associated with the Dako acquisition accounted for 17 percent of our life sciences and diagnostics business and 13 percentage points of the revenue growth in 2013. Foreign currency movements for 2013 had an unfavorable impact of 1 percentage point compared to 2012. Excluding the impact of the Dako acquisition, revenue growth was led by strength in LC, consumables and services portfolios. Geographically, revenue grew 13 percent in the Americas, grew 26 percent in Europe, declined 2 percent in Japan, and grew 12 percent in other Asia Pacific during 2013 when compared to 2012. Though European countries continue to focus on addressing the financial downturn and continued austerity measures, Europe had the strongest performance with particular demand in the diagnostics and pharma markets. Life sciences and diagnostics revenue in 2012 increased 11 percent compared to 2011. Foreign currency movements for 2012 had an unfavorable impact of 2 percentage points compared to 2011. Excluding the impact of the Dako acquisition, revenue strength was led by LCMS, informatics, automation and services.
End market performance reflected slow growth across most markets in 2013. Pharmaceutical and biotech market was soft overall as budgets continued to be tightened. Customers are investing to upgrade technology, such as advanced LCMS applications, to stay ahead of the curve in biologic drugs yet still maintain an edge in chemical drugs, particularly in generic drugs and emerging markets. The academia and government market continued to see the dampening effects of the U.S. sequestration and weak macroeconomic environment in Europe, though we saw some signs of stabilization in Europe in the latter part of the 2013. The diagnostics market experienced solid growth in pathology, reagent partnerships and companion diagnostics and the clinical market remained robust during the year reflecting record volumes in the latter part of 2013 for our genomics products. Applied markets were flat as growth in food and petrochemical saw good demand from China and other emerging markets, but was largely offset by declines in environmental and forensics markets as tight government budgets continued to constrain demand in the U.S. and Europe.
Looking forward, we are optimistic about our growth opportunities in the life sciences and diagnostics markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio. We expect low spending levels to continue in academic and government markets given the U.S. budget sequestration and continued austerity in most developed countries, but we expect businesses such as consumables and services and the continued need to refresh aging instrumentation to partially offset this effect. We remain positive about our growth in our clinical and clinical research markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue. The fourth quarter of 2013 marked the commercial launch of the new Dako Omnis autostainer. First installations of this platform have taken place, and we are seeing good acceptance of orders in both the U.S. and Europe.

Gross Margin and Operating Margin
The following table shows the life sciences and diagnostics business' margins, expenses and income from operations for 2013 versus 2012, and 2012 versus 2011.

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
Total gross margin	54.3%	53.3%	52.0%	1 ppt	1 ppt
Operating margin	16.4%	14.8%	13.2%	2 ppts	2 ppts

(in millions)
Research and development	$228	$195	$174	17%	12%
Selling, general and administrative	$645	$567	$522	14%	9%
Income from operations	$377	$295	$237	28%	24%

Gross margins in 2013 increased 1 percentage point compared to 2012. The increase in gross margins was mainly due to the impact of the Dako acquisition, along with favorable volume, lower infrastructure expenses, lower variable pay, partially offset by unfavorable product mix and unfavorable standard cost. Gross margins increased 1 percentage point in 2012 compared to 2011 mainly due to the impact of the Dako acquisition, favorable volume and lower material costs, which were offset by higher infrastructure costs and unfavorable product mix.
Research and development expenses increased 17 percent in 2013 compared to 2012. The increase was due to the impact of the Dako acquisition. Research and development expenses increased 12 percent in 2012 compared to 2011, mostly due to the impact of the Dako acquisition and investments in new product development.
Selling, general and administrative expenses increased 14 percent in 2013 compared to 2012. Selling, general and administrative expenses increased 9 percent in 2012 compared to 2011. The increase was due to the impact of the Dako acquisition in both periods.
Operating margins increased by 2 percentage points in 2013 compared to 2012. The increases were mainly due to the impact of the Dako acquisition and favorable gross profit from higher revenue. Operating margins increased 2 percentage points in 2012 compared to 2011.The increase was due to the impact of the Dako acquisition, favorable gross profit from higher revenue outpacing operating expense growth.
Income from Operations
Income from operations in 2013 increased by $82 million or 28 percent on a revenue increase of $316 million, a 26 percent year-over-year operating margin incremental. Income from operations in 2012 increased $58 million or 24 percent on a revenue increase of $192 million. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
	(in millions)
Orders	$1,642	$1,604	$1,589	2%	1%
Net revenue from products	$1,232	$1,219	$1,194	1%	3%
Net revenue from services and other	362	340	324	6%	5%
Total net revenue	$1,594	$1,559	$1,518	2%	3%

Chemical analysis orders in 2013 increased 2 percent compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of 2 percentage point compared to 2012. Order results were led by solid performance in services, consumables, and ICP-MS instruments. Strength in these areas was offset by declines in GC-MS systems and flat orders in vacuum pump products. Geographically, orders were flat in the Americas, increased 5 percent in Europe, declined 14 percent in Japan (includes unfavorable currency impact of 16 percentage points), and grew 6 percent in other Asia Pacific during 2013 when compared to 2012. In the Americas the overall government spending remains weak. Total Asia Pacific orders reflected continued weakness in unfavorable currency impacts in Japan orders offset by continued growth in both China and South Asia Pacific and Korea. Chemical analysis orders in 2012 increased 1 percent compared to 2011 due to strength in services and consumables, along with GC-MS and ICP-MS instruments.

Chemical analysis net revenue in 2013 increased 2 percent compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of 2 percentage point compared to 2012. Revenue growth was led by services and consumables. GC and GC-MS weaknesses were offset by strength in ICP-MS and AA and ICP-OES instruments. Geographically, revenue grew 3 percent in the Americas, grew 1 percent in Europe, declined 17 percent in Japan (including a 15 percentage point unfavorable currency impact), and grew 8 percent in other Asia Pacific. Brazil, China, and India in particular had strong revenue growth in 2013, each having double digit growth. Chemical analysis revenue grew 3 percent in 2012 compared to 2011, led by services and consumables, along with strength in ICP-MS

Chemical analysis saw mixed growth in the core end markets. The demand to export safe and high quality food in emerging markets remains strong, and their government funding continues to drive strength for purchases of GC and GC-MS instruments. Chemical and energy end markets saw modest increases in 2013 compared to 2012, driven primarily by stronger demand in China and a bright outlook for petrochemicals in North America. In forensics, the spread of designer drugs continues to drive the need for GC-MS systems, particularly in Europe. Environmental demand in mature markets is tempered by continued government budget constraints. In emerging economies, testing to ensure the quality and safety of drinking water is a factor in economic growth and has led to the demand for GC-MS and ICP-MS instruments. Other applied markets showed mid-single digit growth, with growth in pharmaceutical and bio tech markets being offset by a decline in academic and government markets.

Strength in 2013 and our fourth quarter results reflect a positive outlook for the chemical analysis core end markets. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets. New instrument launches over the next twelve months, as well as continued market acceptance of our new products released in 2013, will help with our product differentiation and competitive position.

Gross Margin and Operating Margin

The following table shows the chemical analysis business's margins, expenses and income from operations for 2013 versus 2012, and 2012 versus 2011.

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
Total gross margin	51.7%	51.4%	51.1%	—	—
Operating margin	22.3%	21.7%	20.6%	1 ppt	1 ppt

(in millions)
Research and development	$94	$93	$92	2%	—
Selling, general and administrative	$374	$371	$371	1%	—
Income from operations	$355	$338	$313	5%	8%

Gross margins in 2013 remained flat compared to 2012. Higher product discounts and unfavorable foreign currency movements were offset by favorable manufacturing overhead costs and favorable revenue volume. Gross margin also remained flat in 2012 compared to 2011, driven by higher product discounts offsetting favorable revenue volume and lower material costs.

Research and development expenses increased 2 percent in 2013 compared to 2012, driven mainly by our continued investment in instrument products. Research and development expenses remained flat in 2012 compared to 2011.

Selling, general, and administrative expenses increased 1 percent in 2013 compared to 2012 mainly due to higher infrastructure expenses and commissions partially offset by reduced discretionary expenses including marketing programs and travel. Selling, general, and administrative expenses remained flat in 2012 compared to 2011, primarily driven by investments in sales channel coverage with a focus on emerging markets being offset by lower commissions and discretionary spending

Operating margins increased by 1 percentage point in 2013 compared to 2012. The increase was mainly due to favorable gross profit from higher revenue while holding expenses fairly flat. Operating margins increased 1 percentage point from 2012 compared to 2011, mainly due to favorable gross profit from higher revenue while holding expenses flat.

Income from Operations

Income from operations in 2013 increased by $17 million or 5 percent on a revenue increase of $35 million, a 49 percent year-over-year operating margin incremental. Income from operations in 2012 increased by $25 million or 8 percent compared to 2011 on a revenue increase of $41 million, or 60 percent year-over-year operating margin incremental.

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

Orders and Net Revenue

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
	(in millions)
Orders	$2,866	$3,280	$3,305	(13)%	(1)%
Net revenue from products	$2,434	$2,862	$2,875	(15)%	—
Net revenue from services and other	454	453	441	—	3%
Total net revenue	$2,888	$3,315	$3,316	(13)%	—

Electronic measurement orders declined 13 percent in 2013 compared to 2012. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year compare. Orders were lower for all market segments, including aerospace and defense; industrial, computer, and semiconductor test; and communications test, which decreased year-over-year primarily due to lower wireless manufacturing demand relating to the loss of business from a large customer with whom we could not agree on contractual terms. On a geographic basis, orders declined 20 percent in the Americas, 12 percent in Japan, 7 percent in Asia Pacific excluding Japan, and 4 percent in Europe. The decline in orders in the Americas was driven by weak communications test and soft aerospace and defense demand. Japan orders were lower due to the unfavorable impact of currency movements, improving by 1 percent year-over-year in local currency. Electronic measurement orders declined 1 percent in 2012 compared to 2011; weak industrial and slightly lower aerospace and defense orders were mostly offset by growth in computer and semiconductor and communications test business.

Electronic measurement revenue declined 13 percent in 2013 compared to 2012 primarily on lower wireless manufacturing and industrial, computer and semiconductor test demand. The unfavorable impact of foreign currency movements contributed to 2 percentage points of the year-over-year decline. Revenue from the Americas decreased 19 percent on significantly lower wireless manufacturing demand and soft general purpose test business. Japan revenue was 14 percent lower year-over-year but declined only 3 percent in local currency. Asia Pacific excluding Japan decreased 7 percent, and Europe declined 6 percent when compared to last year. Revenue from products was 15 percent lower compared to 2012 while service related revenue was flat. Electronic measurement revenue was flat in 2012 compared to 2011 on flat demand in both general purpose and communications test. Within communications test, strong wireless manufacturing test revenue was offset by lower wireless R&D and broadband communications test business.

General purpose test revenue, representing approximately 66 percent of electronic measurement business, declined year-over-year on weak industrial, computer, and semiconductor test demand. Our aerospace and defense business was flat year-over-year on lower demand in the Americas offset by stronger spending in Europe. Semiconductor test revenue declined on moderating investments in new process technology and weak manufacturing demand. The shift from personal computers to lower priced, more highly integrated tablets has resulted in a reduction in test equipment demand. Uncertain global economic conditions contributed to lower industrial test business. In 2012, general purpose test represented approximately 63 percent of electronic measurement revenue with slight growth in computers and semiconductor business, flat industrial test demand, and a slight decline in aerospace and defense compared to 2011.

Communications test revenue, representing approximately 34 percent of total electronic measurement, declined year-over-year primarily due to significantly lower wireless manufacturing demand driven by the loss of business from a large customer with whom we could not agree on contractual terms. Wireless R&D spending remained soft reflecting a cautious spending environment though long-term industry fundamentals remain intact, with continued interest in high data rate applications such as long-term evolution (LTE). In 2012, communications test represented approximately 37 percent of total electronic measurement revenue; strong wireless manufacturing test demand was offset by lower wireless R&D and broadband communications business.

The outlook across market segments remains mixed. There continues to be downward pressure on aerospace and defense demand with near-term uncertainty relating to the budget for the United States. We expect to see improvement in semiconductor test considering the order strength in the last quarter of fiscal year 2013. Communications test is expected to improve in the near term on investment in wireless R&D for next generation formats and more stable wireless manufacturing demand. Longer term growth drivers such as mobility and transformational initiatives, including modular and hand-held instrumentation, support our ongoing investments.

Gross Margin and Operating Margin

The following table shows the electronic measurement business's margins, expenses and income from operations for 2013 versus 2012 and 2012 versus 2011.

	Years Ended October 31,			2013 over 2012 Change	2012 over 2011 Change
	2013	2012	2011
Total gross margin	56.9%	56.9%	58.4%	—	(2) ppts
Operating margin	18.9%	22.7%	22.9%	(4) ppts	—

(in millions)
Research and development	$365	$375	$379	(3)%	(1)%
Selling, general and administrative	$733	$761	$798	(4)%	(5)%
Income from operations	$544	$751	$760	(28)%	(1)%

Gross margins were flat in 2013 compared to 2012 on lower revenue. On a volume-adjusted basis, gross margins were higher year-over-year primarily due to the lower proportion of wireless manufacturing business. A decline in variable and incentive pay and reduced infrastructure spending were offset by higher inventory charges and wage increases. In 2012, gross margins declined 2 percentage points compared to 2011 on flat revenue primarily driven by the unfavorable impact of a higher proportion of lower gross margin wireless manufacturing business.

Research and development expenses declined 3 percent in 2013 compared to 2012. Reductions in development spending, variable and incentive pay, and infrastructure related expenses, and the favorable impact of currency movements were partially offset by investments in acquisitions and wage increases. Research and development expenses declined 1 percent in 2012 compared to 2011 on lower variable and incentive pay and infrastructure costs partially offset by incremental spending on acquisitions and wage increases.

Selling, general and administrative expenses decreased 4 percent in 2013 compared to 2012. Reductions in discretionary spending, lower variable and incentive pay, and the favorable impact of currency movements were partially offset by wage increases. Selling, general and administrative expenses decreased 5 percent in 2012 compared to 2011 on lower variable and incentive pay, infrastructure costs and commissions partially offset by wage increases.

Operating margins declined by 4 percentage points in 2013 compared to 2012 on lower revenue partially offset by reduced operating expenses. Operating margins were approximately the same in 2012 compared to 2011 on flat revenue with the net impact of lower gross margins mostly offset by reductions in operating expenses.

Income from Operations

Income from operations in 2013 declined by $207 million or 28 percent compared to 2012 on a revenue decrease of $427 million, a 48 percent year-over-year operating margin decrement, reflecting the net impact of lower revenue partially offset by expense reductions. Income from operations in 2012 decreased by $9 million or 1 percent compared to 2011 on flat revenue, with the impact of lower gross margins mostly offset by reductions in expenses.

Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2013 consisted of cash and cash equivalents of $2,675 million as compared to $2,351 million as of October 31, 2012.

As of October 31, 2013, approximately $2,552 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,152 million in 2013 as compared to $1,228 million provided in 2012 and $1,260 million provided in 2011. We received $65 million in interest rate swap proceeds and $61 million in respect of a tax sharing settlement with Hewlett Packard Company during the year ended October 31, 2011. We paid approximately net taxes of $110 million in 2013, as compared to net $86 million in taxes in 2012 and net $22 million in 2011.

In 2013, accounts receivable provided cash of $14 million, provided cash of $19 million in 2012 and provided cash of $11 million in 2011. Days' sales outstanding were 47 days in 2013, 47 days in 2012 and 45 days in 2011. Accounts payable used cash of $27 million in 2013, used cash of $31 million in 2012 and used cash of $35 million in 2011. Cash used in inventory was $100 million in 2013, $52 million in 2012 and $208 million in 2011. Inventory days on-hand increased to 118 days in 2013 compared to 108 days in 2012 and 100 days in 2011. The increase in days on-hand was due to the reduced shipment volume within our electronic measurement business.

We contributed $30 million, $30 million and $33 million to our U.S. defined benefit plans in 2013, 2012 and 2011, respectively. We contributed $89 million, $54 million and $59 million to our non-U.S. defined benefit plans in 2013, 2012 and 2011, respectively. We contributed $1 million to our U.S. post-retirement benefit plans in 2013 and did not contribute to our U.S. post-retirement benefit plans in 2012 or 2011. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2013 were $120 million or 43 percent more than 2012. Total contributions in 2012 were $84 million or 9 percent less than 2011. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $101 million to our U.S. and non-U.S. defined benefit plans and $2 million to our U.S. post-retirement benefit plans during 2014.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities in 2013 was $248 million as compared to net cash used of $2,366 million in 2012 primarily due to the acquisition of Dako. In 2011, net cash provided by investing activities was $1,294 million.

Investments in property, plant and equipment were $195 million in 2013, $194 million in 2012 and $188 million in 2011. Proceeds from sale of property, plant and equipment were $2 million in 2013, zero in 2012 and $18 million in 2011. In 2013, we invested $21 million in acquisitions of businesses and intangible assets compared to $2,257 million in 2012 and $98 million in 2011. Proceeds from the sale of investment securities in 2013 were $12 million, $5 million in 2012 and $16 million in 2011. The amounts of and changes in restricted cash were not material for the fiscal year ended 2012. In 2011 restricted cash decreased $1,545 million mostly due to the reclassification of restricted cash to cash and cash equivalents following the settlement of the World Trade repurchase obligation.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities in 2013 was $554 million compared to $37 million in 2012 and $1,693 million in 2011, respectively.

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

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012. On May 14, 2013 we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases until the end of the calendar year and any unused portion may be used in the calendar year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of October 31, 2013, the remaining amount to be repurchased under the 2013 program is $100 million. We repurchased the remaining $100 million worth of shares under the 2013 repurchase program in November 2013.

For the year ended October 31, 2013, we repurchased 20 million shares for $900 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the year ended October 31, 2012 we repurchased approximately 5 million shares for $172 million. For the year ended October 31, 2011 we repurchased 12 million shares for $497 million.

On November 22, 2013 we announced that our board of directors has authorized a new share repurchase program effective upon the conclusion of the company's existing $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares.

Dividends

During the year ended October 31, 2013, cash dividends of $0.46 per share, or $156 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors has authorized a 10 percent increase in the quarterly dividend to $0.132 per share. The dividend was declared on November 22, 2013 and will be paid on January 22, 2014 to all stockholders of record as of close of business on December 31, 2013.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2013 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of October 31, 2013 the company had no borrowings outstanding under the facility.

Short-term debt

On July 13, 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes matured on July 15, 2013 and were paid in full.

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes ("2012 senior notes"). The 2012 senior notes matured on September 14, 2012 and were paid in full.

Long-term debt

In September 2009, the company issued an aggregate principal amount of $500 million in senior notes ("2015 senior notes"). The 2015 senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2013 was $12 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2013 was $22 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

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

In September 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year, payments commenced on April 1, 2013. We used part of the proceeds from the issuance of the 2022 senior notes to pay the 2012 senior notes.

In June 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. Interest is payable semi annually on January 15th and July 15th of each year and payments will commence January 15, 2014.

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million each in connection with the 2017 and 2023 senior notes and incurred $3 million each in connection with the 2015, 2020 and 2022 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

As of October 31, 2013, and as a result of the Dako acquisition, we have a mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $46 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

The following table summarizes our total contractual obligations at October 31, 2013 for operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$56	$78	$33	$6
Commitments to contract manufacturers and suppliers	727	21	—	—
Other purchase commitments	70	—	—	—
Retirement plans	103	—	—	—
Total	$956	$99	$33	$6

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

In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2013, the liability for our firm, non-cancelable and unconditional purchase commitments was $5 million, compared to $5 million as of October 31, 2012 and 2011. These amounts are included in other accrued liabilities in our consolidated balance sheet.

Other purchase commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel these contracts within 90 days without penalties. For those contracts that are not cancelable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $70 million within the next year.

Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate.

We had no material off-balance sheet arrangements as of October 31, 2013 or October 31, 2012.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations recorded in our consolidated balance sheet pertaining to our long-term debt as of October 31, 2013 (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$1,100	$—	$1,500
Other debt	—	—	—	46
Total	$—	$1,100	$—	$1,546

We have contractual obligations for interest payments on the above debts. Interest rates and payment dates are detailed in

"Long-term debt".

Other long-term liabilities include $341 million and $320 million of liabilities for uncertain tax positions as of October 31, 2013 and October 31, 2012, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 63 percent of our revenues in 2013, 63 percent of our revenues in 2012 and 64 percent of our revenues in 2011 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2013 and 2012, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2013 and 2012, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2013 and October 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California December 19, 2013

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2013	2012	2011
	(in millions, except per share data)
Net revenue:
Products	$5,534	$5,659	$5,482
Services and other	1,248	1,199	1,133
Total net revenue	6,782	6,858	6,615
Costs and expenses:
Cost of products	2,576	2,608	2,473
Cost of services and other	671	646	613
Total costs	3,247	3,254	3,086
Research and development	704	668	649
Selling, general and administrative	1,880	1,817	1,809
Total costs and expenses	5,831	5,739	5,544
Income from operations	951	1,119	1,071
Interest income	7	9	14
Interest expense	(107)	(101)	(86)
Other income (expense), net	8	16	33
Income before taxes	859	1,043	1,032
Provision (benefit) for income taxes	135	(110)	20
Net income	$724	$1,153	$1,012
Net income per share:
Basic	$2.12	$3.31	$2.92
Diluted	$2.10	$3.27	$2.85
Weighted average shares used in computing net income per share:
Basic	341	348	347
Diluted	345	353	355

Cash dividends declared per common share	$0.46	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2013	2012	2011

Net income	$724	$1,153	$1,012
Other comprehensive income (loss):
Change in unrealized gain on investments, net of tax expense (benefit) of $2, $(8) and $0	7	6	(4)
Gain on derivative instruments, net of tax expense of $2, $3 and $0	8	7	—
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(3), $(2) and $(2)	(10)	(6)	3
Foreign currency translation	1	(28)	94
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense (benefit) of $114, $(61), and $(3)	228	(175)	(38)
Change in net prior service benefit, net of tax benefit of $(16), $(17), and $0	(32)	(31)	149
Other comprehensive income (loss)	202	(227)	204
Total comprehensive income	$926	$926	$1,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2013	2012
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,675	$2,351
Accounts receivable, net	899	923
Inventory	1,066	1,014
Other current assets	343	341
Total current assets	4,983	4,629
Property, plant and equipment, net	1,134	1,164
Goodwill	3,047	3,025
Other intangible assets, net	916	1,086
Long-term investments	139	109
Other assets	467	523
Total assets	$10,686	$10,536
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$432	$461
Employee compensation and benefits	401	387
Deferred revenue	439	420
Short-term debt	—	250
Other accrued liabilities	330	375
Total current liabilities	1,602	1,893
Long-term debt	2,699	2,112
Retirement and post-retirement benefits	294	554
Other long-term liabilities	802	792
Total liabilities	5,397	5,351
Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 602 million shares at October 31, 2013 and 595 million shares at October 31, 2012 issued	6	6
Treasury stock at cost; 269 million shares at October 31, 2013 and 249 million shares at October 31, 2012	(9,607)	(8,707)
Additional paid-in-capital	8,723	8,489
Retained earnings	6,073	5,505
Accumulated other comprehensive income (loss)	91	(111)
Total stockholders' equity	5,286	5,182
Non-controlling interest	3	3
Total equity	5,289	5,185
Total liabilities and equity	$10,686	$10,536
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$724	$1,153	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	301	253
Share-based compensation	85	74	72
Excess tax benefit from share-based plans	(2)	—	—
Deferred taxes	31	(158)	38
Excess and obsolete inventory and inventory related charges	48	30	30
Non-cash restructuring and asset impairment charges	3	1	10
Net gain on sale of investments	(1)	(4)	(6)
Net (gain) loss on sale of assets and divestitures	3	2	2
Other	3	5	8
Changes in assets and liabilities:
Accounts receivable, net	14	19	11
Inventory	(100)	(52)	(208)
Accounts payable	(27)	(31)	(35)
Employee compensation and benefits	16	(54)	24
Interest rate swap proceeds	—	—	65
Other assets and liabilities	(17)	(58)	(16)
Net cash provided by operating activities	1,152	1,228	1,260
Cash flows from investing activities:
Investments in property, plant and equipment	(195)	(194)	(188)
Proceeds from the sale of property, plant and equipment	2	—	18
Proceeds from lease receivable	—	80	—
Proceeds from the sale of investment securities	12	5	16
Proceeds from divestitures	—	—	1
Payment to acquire equity method investment	(21)	—	—
Purchase of other investments	(25)	—	—
Change in restricted cash, cash equivalents and investments, net	—	—	1,545
Acquisitions of businesses and intangible assets, net of cash acquired	(21)	(2,257)	(98)
Net cash provided by (used in) investing activities	(248)	(2,366)	1,294
Cash flows from financing activities:
Issuance of common stock under employee stock plans	161	100	304
Treasury stock repurchases	(900)	(172)	(497)
Payment of dividends	(156)	(104)	—
Issuance of senior notes	597	399	—
Debt issuance costs	(5)	(3)	—
Repayment of senior notes	(250)	(250)	—
Purchase of non-controlling interest	(3)	(6)	—
Repayment of debts and credit facility	—	(1)	(1,500)
Excess tax benefit from share-based plans	2	—	—
Net cash used in financing activities	(554)	(37)	(1,693)
Effect of exchange rate movements	(26)	(1)	17
Net increase (decrease) in cash and cash equivalents	324	(1,176)	878
Cash and cash equivalents at beginning of year	2,351	3,527	2,649
Cash and cash equivalents at end of year	$2,675	$2,351	$3,527

   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2010	578,827	$6	$7,904	(232,683)	$(8,038)	$3,444	$(88)	$3,228	$8	$3,236
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	1,012	—	1,012	—	1,012
Other comprehensive income	—	—	—	—	—	—	204	204	—	204
Total comprehensive income								1,216		1,216
Share-based awards issued	11,841	—	289	—	—	—	—	289	—	289
Repurchase of common stock	—	—	—	(11,603)	(497)	—	—	(497)	—	(497)
Share-based compensation	—	—	72	—	—	—	—	72	—	72
Balance as of October 31, 2011	590,668	$6	$8,265	(244,286)	$(8,535)	$4,456	$116	$4,308	$8	$4,316
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	1,153	—	1,153	—	1,153
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)	—	(227)
Total comprehensive income								926		926
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(104)	—	(104)	—	(104)
Change in non-controlling interest	—	—	—	—	—	—	—	—	(5)	(5)
Share-based awards issued	4,591	—	84	—	—	—	—	84	—	84
Cumulative excess tax benefits realized from share-based awards issued	—	—	66	—	—	—	—	66	—	66
Repurchase of common stock	—	—	—	(4,500)	(172)	—	—	(172)	—	(172)
Share-based compensation	—	—	74	—	—	—	—	74	—	74
Balance as of October 31, 2012	595,259	$6	$8,489	(248,786)	$(8,707)	$5,505	$(111)	$5,182	$3	$5,185
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	724	—	724	—	724
Other comprehensive income	—	—	—	—	—	—	202	202	—	202
Total comprehensive income								926		926
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(156)	—	(156)	—	(156)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—
Share-based awards issued	6,370	—	147	—	—	—	—	147	—	147
Tax benefit from share based awards issued	—	—	2	—	—	—	—	2	—	2
Repurchase of common stock	—	—	—	(20,544)	(900)	—	—	(900)	—	(900)
Share-based compensation	—	—	85	—	—	—	—	85	—	85
Balance as of October 31, 2013	601,629	$6	$8,723	(269,330)	$(9,607)	$6,073	$91	$5,286	$3	$5,289
The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview.    Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a measurement company, providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries.

Agilent Separation. On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name,and the other that will be comprised of the electronic measurement business ("EM"). The separation is expected to occur through a tax-free pro rata spin off of the EM company to Agilent shareholders and is expected to be completed early in November 2014.

New Segment. We formed a new operating segment in the fourth fiscal quarter of 2013. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. Following this reorganization, Agilent has three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business. The historical segment financial information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements.

Acquisition of Dako A/S. On June 21, 2012, we completed our acquisition of Dako A/S through the acquisition of 100% of the share capital of Dako A/S, a limited liability company incorporated under the laws of Denmark (“Dako”), under the share purchase agreement, dated May 16, 2012. Dako provides antibodies, reagents, scientific instruments and software primarily to customers in pathology laboratories. As a result of the acquisition, Dako became a wholly-owned subsidiary of Agilent. The consideration paid was approximately $2,143 million, of which $1,400 million was paid directly to the seller and $743 million was paid to satisfy the outstanding debt of Dako. Agilent funded the acquisition using existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Dako are included in Agilent's consolidated financial statements from the date of acquisition. The acquisition of Dako and its portfolio was another step to increase our growth in several rapidly expanding areas of diagnostics, including atomic pathology and molecular diagnostics, as well as strengthen our existing offerings with a focus on product development to help in the fight against cancer. For additional details related to the acquisition of Dako, see Note 3, "Acquisitions".

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

Revisions. The statement of cash flows for the year ended October 31, 2012 has been revised to correct the presentation of the purchase of non-controlling interest from investing to financing activities and is not considered material. There was no impact on previously reported net income or the change in net cash for the year ended October 31, 2012. In Note 10, "Goodwill and Other Intangible Assets", the presentation of goodwill has been revised as of October 31, 2012 and 2011 to correct the allocation of goodwill between segments and is not considered material. There was no impact to the previously reported total balance of goodwill as of October 31, 2012 and 2011.

Reclassifications.    Segment disclosure amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with U.S. GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of comprehensive income, statement of cash flows and statement of equity for all periods presented.

Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, restructuring and accounting for income taxes.

Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly we defer revenue until amounts become due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

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

Service revenue.    Revenue from services includes extended warranty, customer and software support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition the four revenue recognition criteria described above must be met before service revenue is recognized.

Revenue Recognition for Arrangements with Multiple Deliverables.    Our multiple-element arrangements are generally comprised of a combination of measurement instruments, installation or other start-up services, and/or software and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized upon delivery once title and risk of loss pass to the customer. Delivery of installation, start-up services and other services varies based on the complexity of the equipment, staffing levels in a geographic location and customer preferences, and can range from a few days to a few months. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve in changes may occur in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Deferred revenue.    Deferred revenue represents the amount that is allocated to undelivered elements in multiple element arrangements. We limit the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2013 and 2012 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

Share-based compensation.    For the years ended 2013, 2012 and 2011, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $88 million in 2013, $76 million in 2012 and $73 million in 2011.

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

Warranty.    Our standard warranty terms typically extend for one year from the date of delivery. During the second fiscal quarter of 2013 typical standard warranty arrangements within our electronic measurement business were extended from one year to three years from the date of delivery. Prior to the change in standard warranty terms, we sold extended warranties of more than one year and less than three years which were deferred. Those existing warranties greater than one year and less than three years and previously classified as extended warranties will be amortized over the original period of the warranty. We will continue to sell extended warranties for terms beyond three years within the electronic measurement business. The impact will not be material to the segment or consolidated revenue of Agilent and the anticipated increase to the warranty accrual as a result of the new arrangements will not be material to the consolidated balance sheet of Agilent. No changes were made to the standard and extended warranty terms within our other businesses.We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of operating segments that have similar economic characteristics into our reporting units. In October 2013, we combined the life sciences and diagnostics and genomics segments to form the life sciences and diagnostics segment. As a result, Agilent now has three segments, life sciences and diagnostics, chemical analysis, and electronic measurement segments.

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. There was no impairment of goodwill during the years ended October 31, 2013, 2012 and 2011. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. Agilent adopted this guidance for the year ended October 31, 2012. Based on the quantitative test, we recorded an impairment of $1 million in 2013 and an impairment of $1 million in 2012, both relating to IPR&D projects that were abandoned. In all other instances we used the qualitative test and concluded that it was more likely than not that all other indefinite-lived intangible assets were not impaired. No impairments were recorded in 2011.

Advertising.    Advertising costs are expensed as incurred and amounted to $44 million in 2013, $50 million in 2012 and $55 million in 2011.

Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits and shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits or shortfalls are assumed proceeds to be used to repurchase hypothetical shares. See Note 6, "Net Income Per Share".

Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2013, approximately $2,552 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S. but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.

Fair Value of Financial Instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $112 million and $210 million as of October 31, 2013 and 2012, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2013, or 2012.

Derivative instruments.    Agilent is exposed to global foreign currency exchange rate and interest rate risks in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts and purchased options and, in the past, interest rate swaps to manage financial exposures resulting from changes in foreign currency exchange rates and interest rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency or interest exposures. Foreign currency exposures include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary. Interest rate exposures are associated with the company's fixed-rate debt. For option contracts, we exclude time value from the measurement of effectiveness. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; foreign exchange hedging contracts generally mature within twelve months and interest rate swaps, if any, mature at the same time as the maturity of the debt. In order to manage foreign currency exposures in a few limited jurisdictions we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2013, 2012 and 2011 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twenty years. Certain leases contain renewal options for periods up to six years. As of October 31, 2013 our life sciences and diagnostics segment has approximately $4 million of lease receivables for capital leases and $35 million of net assets for operating leases.  We depreciate the assets related to the operating leases over their estimated useful lives.

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

Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $158 million and $156 million as of October 31, 2013, and 2012, respectively.

Foreign currency translation.    We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for nonmonetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $6 million loss for fiscal year 2013, $19 million loss for 2012 and $1 million loss for 2011, respectively. The loss recorded for fiscal year 2012 includes $14 million of loss associated with the settlement of currency contracts entered into for the purchase of Dako.

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

All goodwill was allocated to the life sciences and diagnostics segment. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

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

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the Dako acquisition were as follows (in millions):

	Fair Value	Estimated Useful Life
Developed product technology	$287	8 - 9 yrs
Customer relationships	140	4 years
Tradenames and trademarks	128	12 years
Total intangible assets subject to amortization	555
In-process research and development	183
Total intangible assets	$738

As noted above, the intangible assets, including in-process research and development, were valued with input from valuation specialists. The In-Process Research and Development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. The primary in-process project acquired relates to a major new product platform which was released and amortization began in the second quarter of fiscal 2013. See also Note 10, "Goodwill and other Intangible assets" for additional information. Total costs to complete for all Dako In- Process Research and Development were estimated at approximately $49 million over time as of the close date.

Acquisition and integration costs directly related to the Dako acquisition totaled $15 million and $15 million for the years ended October 31, 2013 and 2012, respectively and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

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

Description of Share-Based Plans

Employee stock purchase plan.    Effective November 1, 2000, we adopted the ESPP. The ESPP allows eligible employees to contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the closing market price at purchase date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of common stock of Agilent on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

Under our ESPP, employees purchased 1,454,724 shares for $48 million in 2013, 1,405,774 shares for $47 million in 2012 and 1,205,431 shares for $43 million in 2011. As of October 31, 2013, the number of shares of common stock authorized and available for issuance under our ESPP was 37,709,692. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $23 million as of October 31, 2013.

Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2013, 12,522,185 shares were available for future awards under the 2009 Stock Plan.

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

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program administered under the 2009 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. Based on the performance metrics the final award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Cost of products and services	$20	$16	$16
Research and development	12	10	10
Selling, general and administrative	56	50	47
Total share-based compensation expense	$88	$76	$73

At October 31, 2013 and 2012 there was no share-based compensation capitalized within inventory. The windfall income tax benefit realized from the exercised stock options and similar awards recognized was $2 million in 2013 and zero in 2012 and 2011, respectively. The weighted average grant date fair value of options, granted in 2013, 2012 and 2011 was $12.18, $13.69 and $12.48 per share, respectively.

Included in the 2013 expense is incremental expense for acceleration of share-based compensation related to the announced workforce reduction plan of $3 million. In 2012 and 2011 the expense for the acceleration of share-based compensation related to the announced workforce reduction plan was immaterial. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

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

The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2013	2012	2011
Stock Option Plans:
Weighted average risk-free interest rate	0.86%	0.88%	1.49%
Dividend yield	1%	0%	0%
Weighted average volatility	39%	38%	35%
Expected life	5.8 years	5.8 years	5.8 years
LTPP:
Volatility of Agilent shares	37%	41%	40%
Volatility of selected peer-company shares	6%-64%	17%-75%	20%-76%
Price-wise correlation with selected peers	49%	62%	55%

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

For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years for 2011 to 2013, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior.

Share-based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity made to our employees and directors for 2013:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2012	12,077	$30
Granted	1,596	$36
Exercised	(4,037)	$28
Cancelled/Forfeited/Expired	(27)	$17
Outstanding at October 31, 2013	9,609	$32

Forfeited and expired options from total cancellations in 2013 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	—	$—
Expired	27	$17
Total Options Cancelled during 2013	27	$17

The options outstanding and exercisable for equity share-based payment awards at October 31, 2013 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	1,507	2.4	$20	$45,750	1,507	2.4	$20	$45,750
$25.01 - 30	1,051	5.9	$29	22,418	691	5.8	$29	14,727
$30.01 - 40	7,045	5.6	$35	112,829	3,870	3.4	$34	66,448
$40.01 & over	6	8.4	$45	33	1	8.4	$45	8
	9,609	5.1	$32	$181,030	6,069	3.4	$30	$126,933

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $50.76 at October 31, 2013, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2013 was approximately 6 million.

The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2013, 2012 and 2011:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2011	$164,738	$27
Black-Scholes per share value of options granted during fiscal 2011			$12
Options exercised in fiscal 2012	$38,188	$23
Black-Scholes per share value of options granted during fiscal 2012			$14
Options exercised in fiscal 2013	$71,499	$28
Black-Scholes per share value of options granted during fiscal 2013			$12

As of October 31, 2013, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $13 million which is expected to be amortized over a weighted average period of 2.2 years. The amount of cash received from the exercise of share-based awards granted was $161 million in 2013, $100 million in 2012 and $304 million in 2011. See Note 5, "Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

The following table summarizes non-vested award activity in 2013 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2012	3,514	$35
Granted	1,394	$38
Vested	(1,251)	$35
Forfeited	(76)	$38
Change in LTPP shares vested in the year due to performance conditions	(35)	$36
Non-vested at October 31, 2013	3,546	$37

As of October 31, 2013, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $54 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $44 million for 2013, $54 million for 2012 and $43 million for 2011.

5.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
U.S. operations	$39	$45	$88
Non-U.S. operations	820	998	944
Total income before taxes	$859	$1,043	$1,032

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
U.S. federal taxes:
Current	$24	$6	$(1)
Deferred	48	(144)	—
Non-U.S. taxes:
Current	77	41	(6)
Deferred	(24)	(22)	28
State taxes, net of federal benefit:
Current	3	1	(11)
Deferred	7	8	10
Total provision	$135	$(110)	$20

The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$32	$—	$24	$—
Intangibles	—	214	—	239
Property, plant and equipment	18	—	11	—
Warranty reserves	25	—	21	—
Retiree medical benefits	—	—	5	—
Pension benefits	42	—	136	—
Employee benefits, other than retirement	57	—	60	—
Net operating loss, capital loss, and credit carryforwards	263	—	293	—
Unrealized gains/losses on investments	24	—	26	—
Unremitted earnings of foreign subsidiaries	—	114	—	88
Share-based compensation	54	—	57	—
Deferred revenue	27	—	27	—
Other	36	3	51	1
Subtotal	578	331	711	328
Tax valuation allowance	(85)	—	(93)	—
Total deferred tax assets or deferred tax liabilities	$493	$331	$618	$328

The significant decrease in 2013 as compared to 2012 for the deferred tax asset relating to pension benefits is due mainly to the tax effect of changes in post-retirement pension plans recognized in other comprehensive income. The deferred tax liability relating to intangible assets is due primarily to acquired intangible assets from Dako. The amortization expenses associated with acquired intangible assets are not deductible for tax purposes.

Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2013 the Company recognized a $114 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2013, the cumulative amount of undistributed earnings considered indefinitely reinvested was $6.1 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2013 and 2012:

	October 31,
	2013	2012
	(in millions)
Current deferred tax assets (included within other current assets)	$115	$95
Long-term deferred tax assets (included within other assets)	264	400
Current deferred tax liabilities (included within other accrued liabilities)	(4)	(2)
Long-term deferred tax liabilities (included within other long-term liabilities)	(213)	(203)
Total	$162	$290

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

consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. As of October 31, 2013, we continued to maintain a valuation allowance of $85 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits and net operating losses in the Netherlands.

At October 31, 2013, we had federal net operating loss carryforwards of approximately $22 million and tax credit carryforwards of approximately $113 million. The federal net operating losses expire in years beginning 2021 through 2026, and the federal tax credits begin to expire in 2018, if not utilized. At October 31, 2013, we had state net operating loss carryforwards of approximately $161 million which expire in years beginning 2014 through 2031, if not utilized. In addition, we had net state tax credit carryforwards of $26 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2013, we also had foreign net operating loss carryforwards of approximately $472 million. Of this foreign loss, $237 million will expire in years beginning 2014 through 2022, if not utilized. The remaining $235 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $150 million as of October 31, 2013 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. The Company recognized approximately $68 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2013.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Profit before tax times statutory rate	$301	$365	$361
State income taxes, net of federal benefit	7	8	(1)
Non-U.S. income taxed at different rates	(162)	(144)	(153)
Change in unrecognized non-U.S. tax benefits	—	(68)	(97)
Valuation allowances	(8)	(280)	(84)
Other, net	(3)	9	(6)
Provision for income taxes	$135	$(110)	$20
Effective tax rate	16%	(11)%	2%

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $127 million, $122 million, and $127 million in 2013, 2012, and 2011, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.37, $0.35, and $0.36 in 2013, 2012 and 2011, respectively.

For 2013, the effective tax rate was 16 percent. The 16 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays. The effective tax rate also included a $12 million out-of-period adjustment to increase tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years.

For 2012, the effective tax was a benefit of 11 percent. The11 percent effective tax rate benefit reflected tax on earnings in jurisdictions that had low effective tax rates and includes a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, the Company recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, the Company assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate was also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.
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

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2013 and 2012:

	October 31,
	2013	2012
	(in millions)
Current income tax assets (included within other current assets)	$42	$65
Long-term income tax assets (included within other assets)	34	49
Current income tax liabilities (included within other accrued liabilities)	(48)	(115)
Long-term income tax liabilities (included within other long-term liabilities)	(341)	(320)
Total	$(313)	$(321)

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

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2013	2012	2011
	(in millions)
Balance, beginning of year	$464	$469	$656
Additions for acquisitions	—	—	—
Additions for tax positions related to the current year	53	56	41
Additions for tax positions from prior years	11	40	18
Reductions for tax positions from prior years	(6)	(90)	(170)
Settlements with taxing authorities	(3)	(2)	(67)
Statute of limitations expirations	(3)	(9)	(9)
Balance, end of year	$516	$464	$469

As of October 31, 2013, we had $516 million of unrecognized tax benefits of which $499 million, if recognized, would affect our effective tax rate.

We recognized a tax expense of $5 million, a tax benefit of $4 million and a tax expense of $14 million of interest and penalties related to unrecognized tax benefits in 2013, 2012 and 2011, respectively. Interest and penalties accrued as of October 31, 2013 and 2012 were $39 million and $34 million, respectively.

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

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Numerator:
Net income	$724	$1,153	$1,012
Denominators:
Basic weighted average shares	341	348	347
Potentially dilutive common stock equivalents — stock options and other employee stock plans	4	5	8
Diluted weighted average shares	345	353	355

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2013, 2012 and 2011 were 6 million, 5 million and 12 million, respectively.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For 2013, 2012 and 2011, options to purchase 4,200, 436,500 and 554,000 shares respectively were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the year ended 2013, 2012 and 2011, options to purchase 18,300, 1,544,600 and 115,200 shares respectively were excluded from the calculation of diluted earnings per share.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for income taxes was $110 million in 2013, $86 million in 2012, and $22 million in 2011. Cash paid for interest was $112 million in 2013, $111 million in 2012 and $95 million in 2011.

8.     INVENTORY

	October 31,
	2013	2012
	(in millions)
Finished goods	$552	$509
Purchased parts and fabricated assemblies	514	505
Inventory	$1,066	$1,014

Inventory-related excess and obsolescence charges of $48 million were recorded in total cost of products in 2013, and $30 million each in 2012 and 2011, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2013	2012
	(in millions)
Land	$131	$142
Buildings and leasehold improvements	1,330	1,475
Machinery and equipment	1,019	882
Software	398	383
Total property, plant and equipment	2,878	2,882
Accumulated depreciation and amortization	(1,744)	(1,718)
Property, plant and equipment, net	$1,134	$1,164

Asset impairments other than restructuring were $3 million in 2013, zero in 2012 and $7 million in 2011. Depreciation expenses were $181 million in 2013, $171 million in 2012 and $142 million in 2011. For the year ended October 31, 2012 we recorded $15 million of accelerated depreciation related to a building classified as held and used. In accordance with the accounting guidance, it was determined that the building had been abandoned and an assessment was made of the remaining useful life of the building. The building was written down to its appropriate fair value.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2013, 2012 and 2011 and the movements in 2013 and 2012 for each of our reportable segments are shown in the table below:

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2011	$363	$760	$444	$1,567
Foreign currency translation impact	25	(10)	(9)	6
Goodwill arising from acquisitions	1,419	1	32	1,452
Goodwill as of October 31, 2012	$1,807	$751	$467	$3,025
Foreign currency translation impact	63	(10)	(47)	6
Goodwill arising from acquisitions and other adjustments	13	4	(1)	16
Goodwill as of October 31, 2013	$1,883	$745	$419	$3,047

We formed a new operating segment in the fourth fiscal quarter of 2013. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. The historical segment information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure. The goodwill balance as of October 31, 2011 has been revised due to miscategorization at acquisition. $4 million of goodwill from the life sciences and diagnostics segment and $5 million of goodwill from the chemical analysis segment has been reallocated to the electronic measurement segment. As of September 30, 2013, we assessed goodwill impairment for our reporting units and no impairment of goodwill was indicated.

The component parts of other intangible assets at October 31, 2013 and 2012 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2012:
Purchased technology	$849	$333	$516
Backlog	14	14	—
Trademark/Tradename	168	27	141
Customer relationships	391	155	236
Total amortizable intangible assets	$1,422	$529	$893
In-Process R&D	193	—	193
Total	$1,615	$529	$1,086
As of October 31, 2013:
Purchased technology	$1,019	$460	$559
Backlog	14	14	—
Trademark/Tradename	176	40	136
Customer relationships	401	215	186
Total amortizable intangible assets	$1,610	$729	$881
In-Process R&D	35	—	35
Total	$1,645	$729	$916

In 2013, we recorded additions to goodwill of $16 million related to the acquisition of four businesses. During the year, we also recorded $5 million of additions and adjustments to other intangibles mostly related to the same four businesses. We recorded $25 million of foreign exchange translation impact to other intangibles in 2013. The $158 million decrease in in-process R&D was largely due to the completion of projects in our life sciences and diagnostics segment.

In 2012, we recorded additions to goodwill of $1,452 million related to ten businesses including the Dako acquisition discussed in Note 3, "Acquisitions". During the year, we also recorded additions to other intangibles of $786 million including $183 million of Dako in-process research and development, related to the same ten businesses. We recorded $8 million of foreign exchange translation impact to other intangibles in 2012.

Amortization of intangible assets was $199 million in 2013, $136 million in 2012, and $111 million in 2011. In addition, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project during 2013. Future amortization expense related to finite-lived existing purchased intangible assets is estimated to be $194 million in 2014, $181 million for 2015, $154 million for 2016, $106 million for 2017, $70 million for 2018, and $176 million thereafter.

11.   INVESTMENTS

Equity Investments

The following table summarizes the company's equity investments as of October 31, 2013 and 2012 (net book value):

	October 31,
	2013	2012
	(in millions)
Short-Term
Cost method investments	$—	11

Long-Term
Cost method investments	$44	$59
Trading securities	51	50
Available-for-sale investments	25	—
Equity method investments	19	—
Total	$139	$109

Cost method investments consist of non-marketable equity securities and two funds and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale were reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid.

Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2013:

	October 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	15	10	—	25
	$15	$10	$—	$25

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

Amounts included in other income (expense), net for realized gains on the sale of available-for-sale securities and the appropriate share of loss on equity method investments were as follows:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Available-for-sale investments — realized gain	$1	$2	$6
Equity method investments - share of losses	(2)	$—	$—

Net unrealized gains and losses on our trading securities portfolio were $8 million of unrealized gains in 2013, $5 million of unrealized gains in 2012 and $1 million of unrealized gains in 2011.

Realized gains from the sale of cost method securities were zero for 2013, $2 million for 2012 and zero for 2011. Proceeds from the sale of cost method investments were $11 million in 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,968	$1,968	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	51	51	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,051	$2,044	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	51	—	51	—
Total liabilities measured at fair value	$57	$—	$57	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 were as follows:

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,834	$1,834	$—	$—
Derivative instruments (foreign exchange and interest rate swap contracts)	7	—	7	—
Long-term
Trading securities	50	50	—	—
Total assets measured at fair value	$1,891	$1,884	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$54	$—	$54	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2013 and 2012:

	Years Ended October 31,
	2013	2012
	(in millions)
Long-lived assets held and used	$2	$1
Long-lived assets held for sale	$1	$—

Long-lived assets held and used with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which was included in net income for 2013. Long-lived assets held and used with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for 2012.

Long-lived assets held for sale with a carrying amount of $3 million were written down to their fair value of $2 million, resulting in an impairment charge of $1 million which was included in net income for 2013.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2013, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2013 was $22 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination was approximately $31 million and the amount to be amortized at October 31, 2013 was $12 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2013 was $26 million. The proceeds from all such terminated interest rate swaps are recorded as operating cash flows and the gain is being deferred and amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in 2013, 2012 and 2011 was not significant. For the year ended October 31, 2013, 2012 and 2011 gains and losses recognized in earnings due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2013, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2013.

There were 151 foreign exchange forward contracts and 19 foreign exchange option contracts open as of October 31, 2013 and designated as cash flow hedges. There were 170 foreign exchange forward contracts open as of October 31, 2013 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of October 31, 2013 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(23)	$—	$243
British Pound	(17)	—	2
Canadian Dollar	(37)	—	—
Australian Dollars	11	—	9
Malaysian Ringgit	113	—	14
Japanese Yen	(56)	(97)	3
Other	(9)	—	(10)
	$(18)	$(97)	$261

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $70 million to sell Euro, $6 million to sell Japanese Yen and $5 million to buy other currencies.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2013 and 2012 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2013	October 31, 2012	Balance Sheet Location	October 31, 2013	October 31, 2012
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate contracts
Other current assets	$—	$—	Other accrued liabilities	$—	$—
Other assets	$—	$—	Other long-term liabilities	$—	$—
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$4	Other accrued liabilities	$4	$2
	$4	$4		$4	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$3	Other accrued liabilities	$2	$4
Total derivatives	$7	$7		$6	$6

The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2013	2012	2011
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$—	$27
Gain (loss) on hedged item, recognized in interest expense	$—	$3	$(3)
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$10	$7	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$13	$8	$(5)
Treasury Lock Agreements
Gain recognized in accumulated other comprehensive income	$—	$3	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$7	$(34)	$13

The estimated net amount of existing loss at October 31, 2013 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $1 million.

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

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 700 positions. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete the majority of these restructuring activities by the end of the second half of fiscal 2014. As of October 31, 2013, approximately 250 employees were terminated under the targeted restructuring program and 100 employees were terminated under the streamlining of manufacturing.

A summary of total restructuring accrual activity is shown in the table below:

Workforce Reduction
(in millions)
Balance as of October 31, 2012	$—
Income statement expense	53
Cash payments	(29)
Balance as of October 31, 2013	$24

The restructuring accruals, which totaled $24 million at October 31, 2013, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

Year Ended
October 31,
2013
(in millions)
Cost of products and services	$19
Research and development	9
Selling, general and administrative	25
Total restructuring, asset impairments and other special charges	$53

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

As of October 31, 2013 and 2012, the fair value of plan assets of the DPSP for U.S. Agilent Employees was $552 million and $534 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

401(k) defined contribution plan.    Eligible U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $25 million in 2013, $25 million in 2012 and $24 million in 2011.

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

Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2013, 2012 and 2011, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$44	$40	$42	$36	$33	$32	$4	$3	$3
Interest cost on benefit obligation	24	27	28	68	74	72	12	15	21
Expected return on plan assets	(51)	(46)	(44)	(97)	(92)	(94)	(20)	(19)	(21)
Amortization of net actuarial loss	13	7	4	55	42	40	18	16	14
Amortization of prior service benefit	(12)	(12)	(12)	(1)	(1)	(1)	(35)	(35)	(26)
Net periodic benefit cost (benefit)	18	16	18	61	56	49	(21)	(20)	(9)
Curtailments and settlements	—	—	(1)	—	—	—	—	—	—
Total periodic benefit cost (benefit)	$18	$16	$17	$61	$56	$49	$(21)	$(20)	$(9)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$(122)	$69	$31	$(85)	$214	$40	$(57)	$22	$12
Amortization of net actuarial loss	(13)	(7)	(4)	(55)	(42)	(40)	(18)	(16)	(14)
Prior service cost (benefit)	—	—	—	—	—	6	—	—	(194)
Amortization of prior service benefit	12	12	12	1	1	1	35	35	26
Foreign currency	—	—	—	2	(5)	11	—	—	—
Total recognized in other comprehensive (income) loss	$(123)	$74	$39	$(137)	$168	$18	$(40)	$41	$(170)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(105)	$90	$56	$(76)	$224	$67	$(61)	$21	$(179)

In 2011, due to payments exceeding the sum of service cost plus interest cost in the U.S. Supplemental Benefits Retirement Plan, we recorded a $1 million settlement gain in the income statement as required by authoritative guidance.

Funded status.    As of October 31, 2013 and 2012, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$654	$578	$1,801	$1,684	$261	$258
Actual return on plan assets	132	65	267	158	47	25
Employer contributions	30	30	89	54	1	—
Participants' contributions	—	—	1	—	—	—
Benefits paid	(34)	(19)	(49)	(46)	(21)	(22)
Currency impact	—	—	(64)	(49)	—	—
Fair value — end of year	$782	$654	$2,045	$1,801	$288	$261
Change in benefit obligation:
Benefit obligation — beginning of year	$771	$637	$2,117	$1,830	$343	$319
Service cost	44	40	36	33	4	3
Interest cost	24	27	68	74	12	15
Participants' contributions	—	—	1	—	—	—
Plan amendment	—	—	—	—	—	—
Actuarial (gain) loss	(41)	87	85	280	(31)	28
Benefits paid	(35)	(20)	(49)	(46)	(21)	(22)
Curtailments	—	—	—	—	—	—
Currency impact	—	—	(59)	(54)	—	—
Benefit obligation — end of year	$763	$771	$2,199	$2,117	$307	$343
Overfunded (underfunded) status of PBO	$19	$(117)	$(154)	$(316)	$(19)	$(82)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$34	$—	$60	$—	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(13)	(115)	(214)	(316)	(19)	(82)
Net asset (liability)	$19	$(117)	$(154)	$(316)	$(19)	$(82)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$(8)	$127	$525	$683	$119	$194
Prior service costs (benefits)	(67)	(79)	(4)	(8)	(183)	(218)
Total	$(75)	$48	$521	$675	$(64)	$(24)

The amounts in accumulated other comprehensive income expected to be recognized as components of net expense during 2014 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(12)	$(1)	$(35)
Amortization of actuarial net loss (gain)	$(1)	$45	$14

Investment policies and strategies as of October 31, 2013, 2012 and 2011.    In the U.S., our Agilent Retirement Plan and post-retirement benefit target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken;

and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 6 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2013 and 2012 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2013 and 2012.

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$8	$1	$7	$—
Equity	616	191	425	—
Fixed Income	139	17	122	—
Other Investments	19	2	—	17
Total assets measured at fair value	$782	$211	$554	$17

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$8	$1	$7	$—
Equity	486	134	352	—
Fixed Income	137	15	122	—
Other Investments	23	2	—	21
Total assets measured at fair value	$654	$152	$481	$21

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2013 and 2012:

	Years Ended October 31.
	2013	2012
Balance, beginning of year	$21	$26
Realized gains	4	3
Unrealized gains/(losses)	(2)	(2)
Purchases, sales, issuances, and settlements	(6)	(6)
Transfers in (out)	—	—
Balance, end of year	$17	$21

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2013 and 2012.

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	220	68	152	—
Fixed Income	52	6	46	—
Other Investments	11	1	—	10
Total assets measured at fair value	$288	$77	$201	$10

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	189	52	137	—
Fixed Income	54	6	48	—
Other Investments	13	1	—	12
Total assets measured at fair value	$261	$61	$188	$12

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2013 and 2012:

	Years Ended October 31,
	2013	2012
Balance, beginning of year	$12	$15
Realized gains	2	2
Unrealized gains/(losses)	(1)	(1)
Purchases, sales, issuances, and settlements	(3)	(4)
Transfers in (out)	—	—
Balance, end of year	$10	$12

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2013 and 2012:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$10	$10	$—	$—
Equity	1,078	296	782	—
Fixed Income	919	24	895	—
Other Investments	38	—	38	—
Total assets measured at fair value	$2,045	$330	$1,715	$—

		Fair Value Measurement at October 31, 2012 Using
	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$3	$—	$—
Equity	861	226	635	—
Fixed Income	900	19	881	—
Other Investments	37	—	37	—
Total assets measured at fair value	$1,801	$248	$1,553	$—

For non-U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (level 3) during fiscal year 2013 and 2012.

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2013 or 2012.

	2013		2012
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$15	$—	$771	$654
U.S. defined benefit plans where fair value of plan assets exceeds PBO	748	782	—	—
Total	$763	$782	$771	$654
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,697	$1,482	$2,117	$1,801
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	502	563	—	—
Total	$2,199	$2,045	$2,117	$1,801

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$14	$—	$749	$654
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	716	782	—	—
Total	$730	$782	$749	$654
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,533	$1,380	$2,034	$1,801
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	590	665	—	—
Total	$2,123	$2,045	$2,034	$1,801

Contributions and estimated future benefit payments.    During fiscal year 2014, we expect to contribute $30 million to the U.S. defined benefit plans, $71 million to plans outside the U.S., and $2 million to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2014	$41	$51	$24
2015	$44	$56	$24
2016	$49	$60	$25
2017	$56	$62	$24
2018	$57	$70	$24
2019 - 2023	$362	$448	$116

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2013 and 2012 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2013	2012	2011
U.S. defined benefit plans:
Discount rate	3.25%	4.50%	5.00%
Average increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term return on assets	8.00%	8.00%	8.25%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.50%	2.00-5.50%	2.00-5.25%
Average increase in compensation levels	2.50-3.00%	2.50-3.25%	2.50-3.75%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%	4.00-6.75%
U.S. post-retirement benefits plans:
Discount rate	3.50%	4.75%	5.50%
Expected long-term return on assets	8.00%	8.00%	8.25%
Current medical cost trend rate	9.00%	9.00%	10.00%
Ultimate medical cost trend rate	3.50%	4.50%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2027	2026	2025

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2013	2012
U.S. defined benefit plans:
Discount rate	4.50%	3.25%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. defined benefit plans:
Discount rate	1.75-4.25%	1.50-4.50%
Average increase in compensation levels	2.50-3.25%	2.50-3.00%
U.S. post-retirement benefits plans:
Discount rate	4.25%	3.50%
Current medical cost trend rate	9.00%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2027

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2013.

16.   GUARANTEES

Standard Warranty

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our consolidated balance sheet. Our standard warranty terms typically extend between one and three years from the date of delivery, depending on the product.

A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2013	2012
	(in millions)
Balance as of October 31, 2012 and 2011	$60	$50
Reserve acquired upon close of Dako acquisition	—	1
Accruals for warranties including change in estimates	92	87
Settlements made during the period	(83)	(78)
Balance as of October 31, 2013 and 2012	$69	$60

Accruals for warranties due within one year	48	51
Accruals for warranties due after one year	21	9
Balance as of October 31, 2013 and 2012	$69	$60

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2013.

Indemnifications to Verigy

In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy will operate as a wholly-owned subsidiary of Advantest and our indemnification obligations to Verigy should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2013.

Indemnifications to Hewlett-Packard

We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2013.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates ("VSEA") in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. On November 10, 2011, Applied Materials announced that it had completed the acquisition of VSEA, which is now a wholly-owned subsidiary of Applied Materials; our indemnification obligations to VSEA should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2013.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2013.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2013.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2013.

17.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2013 were $56 million for 2014, $47 million for 2015, $31 million for 2016, $21 million for 2017, $12 million for 2018 and $6 million thereafter. Future minimum sublease income under leases at October 31, 2013 was $6 million for 2014, $5 million for 2015, $3 million for 2016, $2 million for 2017 and zero thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $90 million in 2013, $84 million in 2012 and $82 million in 2011.

Contingencies: We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of October 31, 2013, we have accrued for this matter based on our current understanding.

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

18.   SHORT-TERM DEBT

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2013 the company has no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2013.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of October 31, 2013 the company had no borrowings outstanding under the facility.

2013 Senior Notes

On July 13, 2010, the company issued an aggregate principal amount of $250 million in senior notes ("2013 senior notes"). The 2013 senior notes matured on July 15, 2013 and were paid in full.

2012 Senior Notes

On September 9, 2009, the company issued an aggregate principal amount of $250 million in senior notes ("2012 senior notes"). The 2012 senior notes matured on September 14, 2012 and were paid in full.

19.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2013			October 31, 2012
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	500	12	512	499	18	517
2017 Senior Notes	599	22	621	599	26	625
2020 Senior Notes	498	26	524	498	29	527
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	—	—	—
Total	$2,593	$60	$2,653	$1,995	$73	$2,068

2015 Senior Notes

In September 2009, the company issued an aggregate principal amount of $500 million in senior notes ("2015 senior notes"). The 2015 senior notes were issued at 99.69% of their principal amount. The notes will mature on September 14, 2015, and bear interest at a fixed rate of 5.50% per annum. The interest is payable semi-annually on March 14th and September 14th of each year, payments commenced on March 14, 2010.

On June 6, 2011, we terminated our interest rate swap contracts related to our 2015 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $31 million and the amount to be amortized at October 31, 2013 was $12 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2015 senior notes.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2013 was $22 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2013 was $26 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

2022 Senior Notes

In September 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The 2022 senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year, payments commenced on April 1, 2013.

2023 Senior Notes

In June 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. The interest is payable semi annually on January 15th and July 15th of each year and payments will commence January 15, 2014.

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness. The company incurred issuance costs of $5 million each in connection with the 2017 and 2023 senior notes and incurred $3 million each in connection with the 2015, 2020 and 2022 senior notes. These costs were capitalized in other assets on the consolidated balance sheet and the costs are being amortized to interest expense over the term of the senior notes.

Other debt

As of October 31, 2013, and as a result of the Dako acquisition, we have mortgage debts, secured on buildings in Denmark, in Danish Krone equivalent of $46 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

On January 16, 2013, our board of directors terminated the 2009 repurchase program and approved a new share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012. On May 14, 2013 we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. Unless terminated earlier by the board of directors, the 2013 repurchase program is designed to cover purchases until the end of the calendar year 2013 and any unused portion may be used in the calendar year 2014. The 2013 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of October 31, 2013, the remaining amount to be repurchased under the 2013 program is $100 million. We repurchased the remaining $100 million worth of shares under the 2013 repurchase program in November 2013.

For the year ended October 31, 2013, we repurchased 20 million shares for $900 million. For the year ended October 31, 2012 we repurchased approximately 5 million shares for $172 million. For the year ended October 31, 2011 we repurchased 12 million shares for $497 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

On November 22, 2013 we announced that our board of directors has authorized a new share repurchase program effective upon the conclusion of the company's existing $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2013, cash dividends of $0.46 per share, or $156 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors has authorized a 10 percent increase in the quarterly dividend to $0.132 per share. The dividend was declared on November 22, 2013 and will be paid on January 22, 2014 to all stockholders of record as of close of business on December 31, 2013.

Accumulated other comprehensive income

The following table summarizes the components of our accumulated other comprehensive income as of October 31, 2013 and 2012, net of tax effect:

	October 31,
	2013	2012
	(in millions)
Unrealized gain on equity securities, net of $2 of tax expense for 2013	$7	$—
Foreign currency translation, net of $102 of tax expense for 2013 and 2012	425	424
Unrealized losses on defined benefit plans, net of tax benefit of $(64) and $(162) for 2013 and 2012, respectively	(341)	(537)
Unrealized gains (losses) on derivative instruments, net of tax expense of $2 and $3 for 2013 and 2012, respectively	—	2
Total accumulated other comprehensive income (loss)	$91	$(111)

21.   SEGMENT INFORMATION

Description of segments. We are a measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries. In the fourth fiscal quarter of 2013, we formed a new operating segment from our existing businesses. The new life sciences and diagnostics segment was formed by the combination of the life sciences business plus the diagnostics and genomics business. Following this reorganization, Agilent has three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business. The historical segment financial information for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our three reportable segments is as follows:
Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography systems, columns and components; liquid chromatography mass spectrometry systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance, Magnetic Resonance Imaging, and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry ; In Situ Hybridization;  Hematoxylin and Eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.
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

The historical segment numbers for the life sciences and diagnostics segment has been recast to conform to this new reporting structure in our financial statements.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, one-time and pre-separation costs, non-cash amortization and other items as noted in the reconciliations below.

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2013:
Total net revenue	$2,300	$1,594	$2,888	$6,782
Income from operations	$377	$355	$544	$1,276
Depreciation expense	$71	$27	$83	$181
Share-based compensation expense	$26	$21	$38	$85
Year ended October 31, 2012:
Total net revenue	$1,984	$1,559	$3,315	$6,858
Income from operations	$295	$338	$751	$1,384
Depreciation expense	$57	$31	$83	$171
Share-based compensation expense	$21	$18	$37	$76
Year ended October 31, 2011:
Total segment revenue	$1,792	$1,518	$3,316	$6,626
Varian acquisition deferred revenue fair value adjustment	$(4)	$(7)	—	$(11)
Total net revenue	$1,788	$1,511	$3,316	$6,615
Income from operations	$237	$313	$760	$1,310
Depreciation expense	$39	$28	$75	$142
Share-based compensation expense	$20	$17	$36	$73

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2013	2012	2011
	(in millions)
Total reportable segments' income from operations	$1,276	$1,384	$1,310
Restructuring related costs	(53)	—	(2)
Acceleration of depreciation for held and used assets	—	(15)	—
Asset Impairments	(3)	(1)	(9)
Transformational programs	(19)	(25)	(51)
Amortization of intangibles	(199)	(136)	(113)
Acquisition and integration costs	(29)	(74)	(54)
Acceleration of share-based compensation expense related to workforce reduction	(3)	—	—
One-time and pre-separation costs	(5)	—	—
Varian acquisition related fair value adjustments	—	—	(9)
Other	(14)	(14)	(1)
Interest Income	7	9	14
Interest Expense	(107)	(101)	(86)
Other income (expense), net	8	16	33
Income before taxes, as reported	$859	$1,043	$1,032

Major customers.    No customer represented 10 percent or more of our total net revenue in 2013, 2012 or 2011.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and other assets.

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2013:
Assets	$4,291	$1,756	$1,997	$8,044
Capital expenditures	$77	$30	$88	$195
As of October 31, 2012:
Assets	$4,072	$1,768	$2,157	$7,997
Capital expenditures	$56	$32	$106	$194

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2013	2012
	(in millions)
Total reportable segments' assets	$8,044	$7,997
Cash, cash equivalents and short-term investments	2,675	2,351
Prepaid expenses	198	128
Investments	139	109
Long-term and other receivables	162	161
Other	(532)	(210)
Total assets	$10,686	$10,536

The other category primarily represents the difference between how segments report deferred taxes and intangible assets at the initial purchased amount.

The following table presents summarized information for net revenue and long-lived assets by geographic region. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of rest of Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2013	$2,043	$1,131	$628	$2,980	$6,782
Year ended October 31, 2012	$2,218	$1,078	$716	$2,846	$6,858
Year ended October 31, 2011	$2,016	$1,035	$700	$2,864	$6,615

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2013	$601	$130	$715	$1,446
October 31, 2012	$550	$167	$645	$1,362

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2013
Net revenue	$1,680	$1,732	$1,652	$1,718
Gross profit	880	891	856	908
Income from operations	217	213	236	285
Net income	$179	$166	$168	$211
Net income per share — Basic:	$0.52	$0.48	$0.50	$0.64
Net income per share — Diluted:	$0.51	$0.48	$0.49	$0.63
Weighted average shares used in computing net income per share:
Basic	347	345	339	331
Diluted	352	349	343	336
Cash dividends per common share	$0.22	$—	$0.12	$0.12
Range of stock prices on NYSE	$ 35.45-45.55	$ 40.19-45.66	$ 41.24-47.47	$ 45.32-53.47
2012 (1)
Net revenue	$1,635	$1,733	$1,723	$1,767
Gross profit	874	918	890	922
Income from operations	271	300	270	278
Net income	$230	$255	$243	$425
Net income per share — Basic:	$0.66	$0.73	$0.70	$1.22
Net income per share — Diluted:	$0.65	$0.72	$0.69	$1.20
Weighted average shares used in computing net income per share:
Basic	348	348	348	348
Diluted	352	354	353	353
Cash dividends per common share	$0.10	$—	$0.10	$0.10
Range of stock prices on NYSE	$ 32.51-44.85	$ 39.15-46.28	$ 35.32-43.27	$ 35.38-40.97
(1) Consolidated financial data includes Dako acquired, acquired on June 21, 2012, and non-recurring tax benefit relating to the U.S. valuation allowance reversal in the fourth quarter of 2012 of $280 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2013, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2013, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.
The effectiveness of our internal control over financial reporting as of October 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 19, 2014. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2013. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	13,155,214	$32	50,231,877
Equity compensation plans not approved by security holders	—	—	—
Total	13,155,214	$32	50,231,877

(1)
The number of securities remaining available for future issuance in column (c) includes 37,709,692 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation

Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) does not include shares of common stock issued to participants in consideration of the aggregate participant contributions under the 423(b) Plan totaling $23 million as of October 31, 2013.

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
See Index to Consolidated Financial Statements under Item 8 on Page 53 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2013
Tax valuation allowance	$93	$—	$(8)	$85
2012
Tax valuation allowance	$369	$4	$(280)	$93
2011
Tax valuation allowance	$527	$3	$(161)	$369

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett‑Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/1999	2.1
2.2	General Assignment and Assumption Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.6
2.7	Employee Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.7
2.8	Tax Sharing Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.8
2.9	Master IT Service Level Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.9
2.10	Real Estate Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.10
2.11	Environmental Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/1999	2.14
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/2005	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	9/4/2009	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/2010	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1
3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	5/24/2000	1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/2007	4.01
4.5	Form of Third Supplemental Indenture, dated as of September 14, 2009, between the Company and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 5.50% Senior Notes due 2015.	8-K	9/14/2009	4.02
4.6	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02
4.7	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01
4.8	Form of Global Note for the Company's 3.20% Senior Notes due 2022 (contained in Exhibit 4.01)	8-K	9/13/2012	4.02
4.9	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/2007	10.3
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/2007	10.7
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/2008	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.23

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/2007	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/2004	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/2008	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/2009	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.5
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/2009	10.36
10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/2007	10.25
10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39
10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*	10‑K	12/20/2010	10.29
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/2009	10.40
10.31	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees.	10‑K	12/20/2010	10.31

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.32	Agilent Technologies, Inc. Performance‑Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/2008	10.34
10.33	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board‑appointed officers.*	S-1	8/16/1999	10.9
10.34	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1
10.35	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer.*	8-K	4/10/2008	10.2
10.36	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3
10.37	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company.*	8-K	4/10/2008	10.4
10.38	Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer) (for executives hired, elected or promoted after July 14, 2009).*	8-K	9/28/2009	10.1
10.39	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50
10.40	Form of Change of Control Severance Agreement between Agilent Technologies, Inc. and certain other executive officers.*	10-K	12/21/2007	10.79
10.41	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/2006	10.66
10.42	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.67
10.43	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.68
10.44	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.70
10.45	Five-Year Credit Agreement, dated October 20, 2011, by and among Agilent Technologies, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administration Agent and J.P. Morgan Europe Limited, as London Agent.	8-K	10/25/2011	10.1
10.46	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/2007	1.01
10.47	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	9/14/2009	1.01

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.48	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	7/19/2010	1.01
10.49	Underwriting Agreement, dated September 10, 2012, by and among the Company, Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein	8-K	9/13/2012	1.01
10.50	Underwriting Agreement, dated June 21, 2013, by and among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein.	8-K	6/21/2013	1.01
10.51	Share Purchase Agreement by and among Delphi S.a.r.l., Agilent Technologies Europe B.V. and Agilent Technologies, Inc., dated May 16, 2012.	8-K	5/22/2012	10.1
10.52	Separation Agreement and General Release, effective as of November 7, 2013 by and between Nicolas Roelofs and the Company.	8-K	11/13/2013	10.1
10.53	Executive Service Contract - Chief Executive Officer, by and among Dako Denmark A/S, Dako A/S and Lars Holmkvist*				X
10.54	Bonus Retention Agreement by and between the Company and Lars Holmkvist*				X
11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements on page 78.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2012.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ MARIE OH HUBER
Marie Oh Huber
Senior Vice President,
General Counsel and Secretary

Date: December 19, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Oh Huber, Stephen D. Williams and Michael Tang, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN	Director, President and Chief Executive Officer	December 19, 2013
William P. Sullivan	(Principal Executive Officer)

/s/ DIDIER HIRSCH	Senior Vice President and Chief Financial Officer	December 19, 2013
Didier Hirsch	(Principal Financial Officer)

/s/ SOLANGE GLAIZE	Vice President, Corporate Controllership	December 19, 2013
Solange Glaize	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Chairman of the Board of Directors	December 19, 2013
James G. Cullen

/s/ PAUL N. CLARK	Director	December 19, 2013
Paul N. Clark

/s/ HEIDI FIELDS	Director	December 19, 2013
Heidi Fields

/s/ ROBERT J. HERBOLD	Director	December 19, 2013
Robert J. Herbold

/s/ KOH BOON HWEE	Director	December 19, 2013
Koh Boon Hwee

/s/ DAVID M. LAWRENCE, M.D.	Director	December 19, 2013
David M. Lawrence, M.D.

/s/ A. BARRY RAND	Director	December 19, 2013
A. Barry Rand

/s/ TADATAKA YAMADA, M.D.	Director	December 19, 2013
Tadataka Yamada, M.D.