Form 10-Q
period 2014-01-31
AGILENT TECHNOLOGIES INC
filed 2014-03-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2014
COMMON STOCK, $0.01 PAR VALUE	333,420,524

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
Net revenue:
Products	$1,366	$1,380
Services and other	313	300
Total net revenue	1,679	1,680
Costs and expenses:
Cost of products	626	637
Cost of services and other	170	163
Total costs	796	800
Research and development	177	179
Selling, general and administrative	488	484
Total costs and expenses	1,461	1,463
Income from operations	218	217
Interest income	2	2
Interest expense	(29)	(25)
Other income (expense), net	—	1
Income before taxes	191	195
Provision (benefit) for income taxes	(4)	16
Net income	$195	$179

Net income per share:
Basic	$0.59	$0.52
Diluted	$0.58	$0.51

Weighted average shares used in computing net income per share:
Basic	333	347
Diluted	338	352

Cash dividends declared per common share	$0.13	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013

Net income	$195	$179
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax (expense) benefit of $1 and $(2)	(3)	3
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $1 and $(2)	(2)	6
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) of $(1) and zero	—	(1)
Foreign currency translation, net of tax benefit of $5 and zero	(55)	56
Net defined benefit pension cost and post retirement plan costs:
Amortization of actuarial net loss, net of tax (expense) of $(4) and $(4)	13	14
Amortization of net prior service benefit, net of tax benefit of $4 and $4	(8)	(8)
Other comprehensive income (loss)	(55)	70
Total comprehensive income	$140	$249

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,742	$2,675
Accounts receivable, net	849	899
Inventory	1,088	1,066
Other current assets	394	343
Total current assets	5,073	4,983
Property, plant and equipment, net	1,129	1,134
Goodwill	3,017	3,047
Other intangible assets, net	859	916
Long-term investments	129	139
Other assets	431	467
Total assets	$10,638	$10,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$430	$432
Employee compensation and benefits	335	401
Deferred revenue	459	439
Other accrued liabilities	325	330
Total current liabilities	1,549	1,602
Long-term debt	2,695	2,699
Retirement and post-retirement benefits	274	294
Other long-term liabilities	673	802
Total liabilities	5,191	5,397
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 605 million shares at January 31, 2014 and 602 million shares at October 31, 2013 issued	6	6
Treasury stock at cost; 271 million shares at January 31, 2014 and 269 million shares at October 31, 2013	(9,707)	(9,607)
Additional paid-in-capital	8,820	8,723
Retained earnings	6,289	6,073
Accumulated other comprehensive income	36	91
Total stockholders' equity	5,444	5,286
Non-controlling interest	3	3
Total equity	5,447	5,289
Total liabilities and equity	$10,638	$10,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net income	$195	$179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96	94
Share-based compensation	36	31
Excess tax benefit from share-based plans	(3)	(2)
Deferred taxes	(5)	(2)
Excess and obsolete inventory and inventory-related charges	11	10
Other non-cash expenses, net	6	2
Changes in assets and liabilities:
Accounts receivable	40	53
Inventory	(33)	(34)
Accounts payable	(1)	(7)
Employee compensation and benefits	(62)	(70)
Other assets and liabilities	(86)	(9)
Net cash provided by operating activities	194	245

Cash flows from investing activities:
Investments in property, plant and equipment	(45)	(59)
Proceeds from sale of property, plant and equipment	—	1
Purchase of investments	—	(15)
Proceeds from sale of investments	—	11
Acquisitions of businesses and intangible assets, net of cash acquired	(2)	(10)
Net cash used in investing activities	(47)	(72)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	73	52
Payment of dividends	(44)	(35)
Purchase of non-controlling interest	—	(3)
Excess tax benefit from share-based plans	3	2
Treasury stock repurchases	(100)	(79)
Net cash used in financing activities	(68)	(63)

Effect of exchange rate movements	(12)	(11)

Net increase in cash and cash equivalents	67	99

Cash and cash equivalents at beginning of period	2,675	2,351
Cash and cash equivalents at end of period	$2,742	$2,450
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

Agilent Separation. On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). As part of the separation, Agilent plans to transfer the assets, liabilities and operations of the electronic measurement business to Keysight prior to the distribution. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014.  Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2014 and October 31, 2013, condensed consolidated statement of comprehensive income for the three months ended January 31, 2014 and 2013, condensed consolidated statement of operations for the three months ended January 31, 2014 and 2013, and condensed consolidated statement of cash flows for the three months ended January 31, 2014 and 2013.

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

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

In the first quarter of 2014, we adopted the authoritative guidance for reporting of amounts reclassified out of accumulated other comprehensive income. For additional details related to the updated authoritative guidance, see Note 2, "New Accounting Pronouncements".

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $105 million and $112 million as of January 31, 2014 and October 31, 2013, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Goodwill and Purchased Intangible Assets. Under the authoritative guidance we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units. In October 2013, we combined the life sciences and diagnostics and genomics segments to form the life sciences and diagnostics segment. As a result, Agilent has three segments, life sciences and diagnostics, chemical analysis, and electronic measurement segments.

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three months ended January 31, 2014 and 2013.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible asset is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three months ended January 31, 2014 and 2013.

 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued guidance related to the enhanced disclosures that will enable the users of financial statements to evaluate the effect or potential effect of netting arrangements of an entity's financial position. The amendments require improved information about financial instruments and derivative instruments that are either offset or subject to enforceable master netting arrangements or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance in the first quarter of 2014. There was no impact to our consolidated financial statements due to the adoption of this guidance.

In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted this guidance in the first quarter of 2014 and have presented the requisite disclosures in the condensed consolidated statement of comprehensive income and in the notes to the financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Cost of products and services	$8	$8
Research and development	6	4
Selling, general and administrative	23	19
Total share-based compensation expense	$37	$31

At January 31, 2014, share-based compensation capitalized within inventory was $2 million. For the three months ended January 31, 2014 and 2013, the windfall tax benefit realized from exercised stock options and similar awards was $3 million and $2 million, respectively.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2014	2013
Stock Option Plans:
Weighted average risk-free interest rate	1.7%	0.9%
Dividend yield	1%	1%
Weighted average volatility	39%	39%
Expected life	5.8 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	36%	37%
Volatility of selected peer-company shares	13%-57%	6%-64%
Price-wise correlation with selected peers	47%	49%

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

4.     INCOME TAXES

The company’s effective tax rate was (2.0) percent and 8.2 percent for the three months ended January 31, 2014 and 2013, respectively. The income tax benefit was $4 million for the three months ended January 31, 2014. The income tax expense was $16 million for the three months ended January 31, 2013.

The income tax provision for the three months ended January 31, 2014 included a net discrete benefit of $35 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The income tax provision for the three months ended January 31, 2013 included a net discrete tax benefit of $11 million primarily due to the recognition of research and development tax credits relating to the company's prior fiscal year.

In connection with the settlement of the 2006-2007 IRS audit we identified an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error in the current period by reducing long-term tax liabilities and increasing retained earnings by $65 million. The correction has no impact on net income or cash flows in any prior period or the current quarter, and is not considered material to total liabilities or equity in any prior period or for the current quarter.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $125 million principally related to additional foreign earnings that was recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2010 are currently under audit by the IRS. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Numerator:
Net income	$195	$179
Denominator:
Basic weighted-average shares	333	347
Potentially dilutive common shares equivalents — stock options and other employee stock plans	5	5
Diluted weighted-average shares	338	352

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2014, no options to purchase shares were excluded from the calculation of diluted earnings per share as compared to 5,600 shares for the three months ended January 31, 2013. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three months ended January 31, 2014 we excluded no additional shares as compared to 20,000 additional shares excluded for the three months ended January 31, 2013.

6. INVENTORY

	January 31, 2014	October 31, 2013
	(in millions)
Finished goods	$557	$552
Purchased parts and fabricated assemblies	531	514
Inventory	$1,088	$1,066

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2014:

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2013	$1,883	$745	$419	$3,047
Foreign currency translation impact	(13)	(8)	(9)	(30)
Goodwill arising from acquisitions/adjustments	—	—	—	—
Goodwill as of January 31, 2014	$1,870	$737	$410	$3,017

The components of other intangibles as of January 31, 2014 and October 31, 2013 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2013:
Purchased technology	$1,019	$460	$559
Backlog	14	14	—
Trademark/Tradename	176	40	136
Customer relationships	401	215	186
Total amortizable intangible assets	1,610	729	881
In-Process R&D	35	—	35
Total	$1,645	$729	$916
As of January 31, 2014:
Purchased technology	1,020	493	527
Backlog	14	14	—
Trademark/Tradename	176	44	132
Customer relationships	398	229	169
Total amortizable intangible assets	1,608	780	828
In-Process R&D	31	—	31
Total	$1,639	$780	$859

During the three months ended January 31, 2014, there were no additions to goodwill. During the three months ended January 31, 2013, we recorded additions to goodwill of $10 million primarily related to the acquisition of two businesses. During the three months ended January 31, 2014, there were no additions to other intangible assets. During three months ended January 31, 2013, we recorded additions to other intangible assets of $1 million. During the three months ended January 31, 2014, intangible assets decreased by $7 million due to the impact of foreign exchange translation. During the three months ended January 31, 2013, intangible assets increased by $33 million due to the impact of foreign exchange translation. During the three months ended January 31, 2014 and 2013, we transferred $4 million and $22 million, respectively, from in-process R&D to purchased technology as projects were completed.

Amortization of intangible assets was $51 million and $51 million for the three months ended January 31, 2014 and 2013, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $143 million for the remainder of 2014, $181 million for 2015, $154 million for 2016, $106 million for 2017, $70 million for 2018, $55 million for 2019, and $119 million thereafter.

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

Fair Value Hierarchy

The guidance establishes a fair value hierarchy that prioritizes inputs used in valuation techniques into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 31, 2014 were as follows:

		Fair Value Measurement at January 31, 2014 Using
	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,080	$2,080	$—	$—
Derivative instruments (foreign exchange contracts)	8	—	8	—
Long-term
Trading securities	46	46	—	—
Available-for-sale investments	22	22	—	—
Total assets measured at fair value	$2,156	$2,148	$8	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$16	$—	$16	$—
Long-term
Deferred compensation liability	46	—	46	—
Total liabilities measured at fair value	$62	$—	$62	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,968	$1,968	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	51	51	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,051	$2,044	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	51	—	51	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Impairment of Investments. There were no impairments for investments for the three months ended January 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Long-lived assets held and used	$—	$—
Long-lived assets held for sale	$—	$1

For the three months ended January 31, 2014 and 2013, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2014, there were no impairments of long-lived assets held for sale. For the three months ended January 31, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, as needed, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2014, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at January 31, 2014 was $20 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at January 31, 2014 was $11 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at January 31, 2014 was $25 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three months ended January 31, 2014 and 2013 was not significant. For the three months ended January 31, 2014 and 2013 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2014, was $11 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2014.

There were 135 foreign exchange forward contracts and 16 foreign exchange option contracts open as of January 31, 2014 and designated as cash flow hedges. There were 181 foreign exchange forward contracts open as of January 31, 2014 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2014 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(30)	$—	$167
British Pound	(14)	—	2
Canadian Dollar	(35)	—	—
Australian Dollars	12	—	6
Malaysian Ringgit	108	—	10
Japanese Yen	(62)	(83)	(19)
Other	(15)	—	(21)
Totals	$(36)	$(83)	$145

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $70 million to sell Euro, and of Danish Krone equivalent of $5 million to sell Japanese Yen.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2014 and October 31, 2013 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2014	October 31, 2013	Balance Sheet Location	January 31, 2014	October 31, 2013
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$4	Other accrued liabilities	$7	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$3	Other accrued liabilities	$9	$2
Total derivatives	$8	$7		$16	$6

The effect of derivative instruments for interest rate swap contracts and foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(3)	$8
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(1)	$3

The estimated amount of existing net loss at January 31, 2014 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $3 million.

10.   RESTRUCTURING

In the second quarter of 2013, in response to slow revenue growth due to macroeconomic conditions, we accrued for a targeted restructuring program to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. In the fourth quarter of fiscal year 2013, Agilent announced plans to separate the electronic measurement business from Agilent which is expected to be completed early in November 2014. As a result, approximately 50 employees from the targeted restructuring plan have been redeployed within the company, reducing the total headcount under this plan to 400 employees. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in a reduction in annual cost of sales and operating expenses.

As previously announced, we are streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales.

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 650 positions. Within the U.S., we have substantially completed these restructuring activities. Internationally, we expect to complete the majority of these restructuring activities by the end of the second half of fiscal 2014. As of January 31, 2014, approximately 180 employees are pending termination under the above actions.

A summary of total restructuring accrual activity is shown in the table below:

Workforce
Reduction
(in millions)
Balance as of October 31, 2013	$24
Income statement expense reversal	(4)
Cash payments	(8)
Balance as of January 31, 2014	$12

The restructuring reversal of $4 million recorded during the three months ended January 31, 2014 related to approximately 50 employees that have been redeployed within the company as a result of the separation announcement. The restructuring accruals which totaled $12 million at January 31, 2014, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the activity in the condensed consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Cost of products and services	$(1)	$—
Research and development	(1)	—
Selling, general and administrative	(2)	—
Total restructuring and other related costs	$(4)	$—

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2014 and 2013, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost—benefits earned during the period	$12	$11	$9	$9	$1	$1
Interest cost on benefit obligation	8	6	18	18	3	3
Expected return on plan assets	(16)	(13)	(29)	(25)	(5)	(5)
Amortization:
Actuarial losses	—	3	11	14	3	5
Prior service cost	(3)	(3)	—	—	(9)	(9)
Total net plan costs	$1	$4	$9	$16	$(7)	$(5)

We contributed approximately zero to our U.S. defined benefit plans and $17 million to our non-U.S. defined benefit plans during the three months ended January 31, 2014, respectively. We contributed approximately zero to our U.S. defined benefit plans and $12 million to our non-U.S. defined benefit plans during the three months ended January 31, 2013, respectively. We expect to contribute $30 million to our U.S. defined benefit plans during the remainder of 2014 and expect to contribute $55 million to our non-U.S. defined benefit plans during the remainder of 2014.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Beginning balance as of November 1	$69	$60
Accruals for warranties including change in estimate	24	22
Settlements made during the period	(21)	(20)
Ending balance as of January 31	$72	$62

Accruals for warranties due within one year	$50	$52
Accruals for warranties due after one year	22	10
Ending balance as of January 31	$72	$62

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of January 31, 2014, we have accrued for this matter based on our current understanding.

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

13. SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of January 31, 2014.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2014			October 31, 2013
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$500	$11	$511	$500	$12	$512
2017 Senior Notes	599	20	619	599	22	621
2020 Senior Notes	498	25	523	498	26	524
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	597	—	597
Total	$2,593	$56	$2,649	$2,593	$60	$2,653

All notes are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the other senior notes, detailed in the table above, in the three months ended January 31, 2014 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2014 and October 31, 2013 are detailed above.

Other Debt

As of January 31, 2014, and as a result of the Dako acquisition, we have mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $46 million aggregate principal outstanding with a Danish financial institution. The loan has a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of January 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares. As of January 31, 2014, no share repurchases had been made under this program.

For the three months ended January 31, 2014, we repurchased 2 million shares for $100 million. For the three months ended January 31, 2013, 2 million shares were repurchased for $79 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2014, we paid cash dividends of $0.132 per common share or $44 million on the company's common stock. During the three months ended January 31, 2013, we paid cash dividends of $0.10 per common share or $35 million on the company's common stock. In addition in the three months ended January 31, 2013, we declared cash dividends of $0.12 per common share or $42 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income

Changes in accumulated comprehensive income by component and related tax effects for the three months ended January 31, 2014 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2013	$7	$425	$254	$(595)	$—	$91

Other comprehensive income (loss) before reclassifications	(4)	(60)	—	—	(3)	(67)

Amounts reclassified out of accumulated other comprehensive income	—	—	(12)	17	1	6

Tax (expense) benefit	1	5	4	(4)	—	6

Other comprehensive income (loss)	(3)	(55)	(8)	13	(2)	(55)

As of January 31, 2014	$4	$370	$246	$(582)	$(2)	$36

Reclassifications out of accumulated comprehensive income for the three months ended January 31, 2014 and 2013 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income components	from other comprehensive income		statement of operations

	Three Months Ended
	January 31,
	2014	2013

Unrealized gains and losses on derivatives	(1)	1	Cost of products
	(1)	1	Total before income tax
	1	—	Provision for income tax
	—	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(17)	(18)
Prior service benefit	12	12
	(5)	(6)	Total before income tax
	—	—	Provision for income tax
	(5)	(6)	Total net of income tax

Total reclassfications for the period	$(5)	$(5)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassfications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11 "Retirement Plans and Post Retirement Pension Plans").

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
A description of our three reportable segments is as follows:
Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography (LC) systems, columns and components; liquid chromatography mass spectrometry (LCMS) systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry; In Situ Hybridization;  Hematoxylin and Eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.
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

Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, real estate, insurance services, information technology services, treasury, other corporate infrastructure expenses and, historically, costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Beginning in fiscal year 2014, we created the order fulfillment and supply chain organization (“OFS”) to centralize all order fulfillment and supply chain operations in our life sciences and diagnostics and chemicals analysis businesses.  Similarly we created the order fulfillment and infrastructure (“OFI”) organization to centralize all order fulfillment and supply organizations and operations within our electronic measurement business. Both OFS and OFI  provide resources for manufacturing, engineering and strategic sourcing to our respective businesses. In general, OFS and OFI employees are dedicated to specific businesses and the associated costs are directly allocated to those businesses.

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended January 31, 2014:
Total net revenue	$591	$417	$671	$1,679
Segment income from operations	$100	$94	$102	$296
Three months ended January 31, 2013:
Total net revenue	$564	$394	$722	$1,680
Segment income from operations	$82	$81	$125	$288

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2014	2013
	(in millions)
Total reportable segments’ income from operations	$296	$288
Restructuring	4	—
Asset impairments	—	(1)
Transformational initiatives	(3)	(3)
Amortization of intangibles	(51)	(52)
Acquisition and integration costs	(7)	(10)
Pre-separation costs	(20)	—
Other	(1)	(5)
Interest income	2	2
Interest expense	(29)	(25)
Other income (expense), net	—	1
Income before taxes, as reported	$191	$195

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of January 31, 2014	$4,287	$1,757	$1,929	$7,973
As of October 31, 2013	$4,291	$1,756	$1,997	$8,044

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, pre-separation expenses, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). As part of the separation, Agilent plans to transfer the assets, liabilities and operations of the electronic measurement business to Keysight prior to the distribution. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014.  Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. We expect to incur pre-separation expenses of $140 million in fiscal 2014.

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

Total orders for the three months ended January 31, 2014 decreased 2 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2014, had an unfavorable impact of approximately 2 percentage points when compared to the same period last year. For the three months ended January 31, 2014, life sciences and diagnostics orders were flat, chemical analysis orders increased 4 percent and electronic measurement orders decreased 7 percent when compared to the same period last year.

Net revenue of $1,679 million for the three months ended January 31, 2014 was flat compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2014 had an unfavorable impact of approximately 1 percentage point when compared to the same period last year. Revenue grew 5 percent in the life sciences and diagnostics business for the three months ended January 31, 2014 when compared to the same period last year. Increased revenue in the three months ended January 31, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology and clinical markets while academic and government research markets declined. Revenue increased 6 percent within the chemical analysis business in the three months ended January 31, 2014 when compared to the same period last year. Revenue generated within food safety and forensics increased strongly; petrochemical and environmental markets showed a more modest increase in revenue compared to the same period last year. Electronic measurement revenue decreased 7 percent in the three months ended January 31, 2014 when compared to the same period last year. Within electronic measurement, revenue from aerospace and defense markets decreased significantly in the three months ended January 31, 2014 when compared to the same period last year. The remainder of the general purpose market (computers, semiconductor and industrial) grew moderately in the three months ended January 31, 2014 when compared to the same period last year, reflecting improving market conditions. Also within electronic measurement there was weakness in the wireless R&D test market in the three months ended January 31, 2014 when compared to the same period last year. Wireless manufacturing increased slightly during the three months ended January 31, 2014 when compared to the same period last year.

Net income for the three months ended January 31, 2014 was $195 million compared to $179 million for the corresponding period last year. In the three months ended January 31, 2014, we generated $194 million of cash from operations compared with $245 million generated in the same period last year.

For the three months ended January 31, 2014, and 2013 cash dividends of $44 million and $35 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares. As of January 31, 2014, no share repurchases had been made under this program.

Looking forward, in the near term we are in a slow-growth environment within electronic measurement which remains challenging. There are indications that our electronic measurement business will return to a growth position later this year. We expect positive trends to continue in our other businesses.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, restructuring, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. A number of our critical accounting policies are described in the following paragraphs. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Goodwill and Purchased Intangible Assets. Under the authoritative guidance we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units. In October 2013, we combined the life sciences and diagnostics and genomics segments to form the life sciences and diagnostics segment. As a result, Agilent has three segments, life sciences and diagnostics, chemical analysis, and electronic measurement segments.

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three months ended January 31, 2014 and 2013.

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

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three months ended January 31, 2014 and 2013.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At January 31, 2014, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Restructuring

In the second quarter of 2013, we accrued for a targeted restructuring program to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. In the fourth quarter of fiscal year 2013, Agilent announced plans to separate the electronic measurement business from Agilent which is expected to be completed early in November 2014. As a result, approximately 50 employees from the targeted restructuring plan have been redeployed within the company, reducing the total headcount under this plan to 400 employees. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in an approximately $50 million reduction in annual cost of sales and operating expenses. In addition we have been streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales.

For the three months ended January 31, 2014 we reversed $4 million associated with employees that have been redeployed within the company. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete the majority of these restructuring activities by the end of the second half of fiscal 2014. As of January 31, 2014, approximately 180 employees are pending termination and approximately $37 million was paid under the above actions.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
	(in millions)
Orders	$1,678	$1,710	(2)%
Net revenue:
Products	$1,366	$1,380	(1)%
Services and other	313	300	4%
Total net revenue	$1,679	$1,680	—

Total orders for the three months ended January 31, 2014 decreased 2 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2014, had an unfavorable impact of approximately 2 percentage points when compared to the same period last year. For the three months ended January 31, 2014, life sciences and diagnostics orders were flat, chemical analysis orders increased 4 percent and electronic measurement orders decreased 7 percent when compared to the same period last year.

Total net revenue of $1,679 million for the three months ended January 31, 2014 was flat compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2014 had an unfavorable impact of approximately 1 percentage point when compared to the same period last year. Revenue grew 5 percent in the life sciences and diagnostics business for the three months ended January 31, 2014 when compared to the same period last year. Increased revenue in the three months ended January 31, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology and clinical markets while academic and government research markets declined. Revenue increased 6 percent within the chemical analysis business in the three months ended January 31, 2014 when compared to the same period last year. Revenue generated within food safety and forensics increased strongly; petrochemical and environmental markets showed a more modest increase in revenue compared to the same period last year. Electronic measurement revenue decreased 7 percent in the three months ended January 31, 2014 when compared to the same period last year. Within electronic measurement, revenue from aerospace and defense markets decreased significantly in the three months ended January 31, 2014 when compared to the same period last year. The remainder of the general purpose market (computers, semiconductor and industrial) grew moderately in the three months ended January 31, 2014 when compared to the same period last year, reflecting improving market conditions. Also within electronic measurement there was weakness in the wireless R&D test market in the three months ended January 31, 2014 when compared to the same period last year. Wireless manufacturing increased slightly during the three months ended January 31, 2014 when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 4 percent in the three months ended January 31, 2014 compared to the same period last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three months ended January 31, 2014 due to increased contract service extensions.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
Total gross margin	52.6%	52.4%	—
Operating margin	13.0%	12.9%	—

(in millions)
Research and development	$177	$179	(1)%
Selling, general and administrative	$488	$484	1%

Total gross margins for the three months ended January 31, 2014 were flat compared to the same period last year. Gross margins within our life sciences and diagnostics and chemical analysis businesses increased due to favorable volume, product mix and materials savings, partially offset by wage increases. Lower gross margins in our electronic measurement business were the result of lower volume and unfavorable product mix. Operating margins were also flat in the three months ended January 31, 2014 compared to the same period last year with increases in our life sciences and diagnostics and chemical analysis businesses due to higher revenue at improved cost of goods sold offset by a reduction in electronic measurement revenue.

Research and development expenses decreased 1 percent in the three months ended January 31, 2014 compared to the same period last year. R&D expenditure increased within our life sciences and diagnostics and chemical analysis businesses with investments for next generation products and higher wages. These increases were more than offset by a reduction in R&D expenditure within electronic measurement business due to savings from restructuring. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 1 percent for the three and nine months ended January 31, 2014, compared to the same period last year. The increase was due to wage increases and investments in sales channel coverage with a focus on emerging markets together with an increase in pre-separation costs.

At January 31, 2014, our headcount was approximately 20,600 as compared to approximately 20,500 at January 31, 2013.

Income Taxes

The company’s effective tax rate was (2.0) percent and 8.2 percent for the three months ended January 31, 2014 and 2013, respectively. The income tax benefit was $4 million for the three months ended January 31, 2014. The income tax expense was $16 million for the three months ended January 31, 2013.

The income tax provision for the three months ended January 31, 2014 included a net discrete benefit of $35 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The income tax provision for the three months ended January 31, 2013 included a net discrete tax benefit of $11 million primarily due to the recognition of research and development tax credits relating to the company's prior fiscal year.

In connection with the settlement of the 2006-2007 IRS audit we identified an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error in the current period by reducing long-term tax liabilities and increasing retained earnings by $65 million. The correction has no impact on net income or cash flows in any prior period or the current quarter, and is not considered material to total liabilities or equity in any prior period or for the current quarter.

At January 31, 2014, our estimate of annual effective tax rate is 15.7 percent excluding discrete items and 12.5 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of foreign tax credits, research and development credits, business acquisitions and dispositions, changes to valuation allowances and the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $125 million principally related to additional foreign earnings that was recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2010 are currently under audit by the IRS. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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

Life Sciences and Diagnostics

Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography (LC) systems, columns and components; liquid chromatography mass spectrometry (LCMS) systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry; In Situ Hybridization;  Hematoxylin and Eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
	(in millions)
Orders	$564	$562	—
Net revenue	$591	$564	5%

Life sciences and diagnostics orders for the three months ended January 31, 2014 were flat compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on order growth when compared to the prior year. Orders were flat year-over-year on strength in informatics, research products, microfluidics and service portfolios entirely offset by lower demand in LC, LCMS, automation, genomics and diagnostics. Geographically, results were mixed as orders declined 6 percent in the Americas and 10 percent in Japan on unfavorable currency, while orders grew 8 percent in Europe and 2 percent in other Asia Pacific compared to the same period last year. Government spending restrictions and delays in releasing budgets, along with softer instrument demand in the Americas and China has moderated demand.
Life sciences and diagnostics net revenue for the three months ended January 31, 2014 grew 5 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2014 had an unfavorable impact of 1 percentage point on the revenue growth compared to the same period last year. Revenue increased across instruments, services and consumables reflecting strength across most end-markets and a high order backlog from the prior quarter. Geographically, revenue grew 5 percent in the Americas, grew 6 percent in Europe, declined 8 percent in Japan, and grew 9 percent in other Asia Pacific compared to the same period last year. Europe continued to see the strongest regional performance, driven by strength in the pharmaceutical and biotech market and the services portfolio. Other Asia Pacific also showed strong growth, while Japan was down primarily due to unfavorable currency impacts. Americas was up slightly, constrained by delayed budget releases in both Canada and the U.S.
End market performance reflected mixed results. The pharmaceutical and biotech market was led by strength in Europe and Japan offsetting the slower demand in the U.S. Customers are investing to upgrade technology, such as advanced LCMS applications, particularly in generic drugs and emerging markets. In academia and government, research spending remains constrained, impacted by slow releasing budgets particularly in the U.S. and China with signs of strength in Europe, Japan and Other Asia Pacific. In the diagnostics market, pathology saw relative weakness while the clinical market remains robust, driven by CGH microarray and target enrichment demand. The applied markets held steady with moderate growth driven by the food and forensics markets. Food grew over last year as globalization of the industry continues to drive demand for food safety. Growth in forensics was driven by the need to identify and characterize new designer drugs entering the global market.
Looking forward, we are optimistic about our growth opportunities in the life sciences and diagnostics markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio. We expect spending levels to moderately improve in the remainder of the year for the academic and government markets given the recent U.S. budget deal passed. We remain positive about our growth in our clinical research and diagnostics markets, as adoption of our new Dako Omnis autostainer continues along with our SureSelect and HaloPlex sequencing target enrichment solutions.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
Gross margin	55.5%	54.3%	1 ppt
Operating margin	16.9%	14.6%	2 ppts

(in millions)
Research and development	$62	$57	9%
Selling, general and administrative	$166	$167	(1)%

Gross margins for products and services for the three months ended January 31, 2014, increased 1 percentage point when compared to the same period last year. The increase in gross margins was due to favorable volume and and lower standard costs, partially offset by higher infrastructure expenses, wage increases and higher variable and incentive pay.
Research and development expenses for the three months ended January 31, 2014, increased 9 percent compared to the same period last year. The increase was due to investments in product R&D, higher infrastructure expenses, the wage increase and higher variable and incentive pay, partially offset by the favorable currency impacts and lower benefit costs.
Selling, general and administrative expenses for the three months ended January 31, 2014, decreased 1 percent compared to the same period last year. The decrease was due to reduced discretionary spending, the favorable impact of currency movements and lower field selling expenses, partially offset by wage increases and higher infrastructure expenses.
Operating margins for products and services for the three months ended January 31, 2014, increased 2 percentage points when compared to the same period last year on higher revenue partially offset by increased operating expenses.

Income from Operations

Income from operations for the three months ended January 31, 2014, increased $18 million on a revenue increase of $27 million, a 65 percent year-over-year operating margin incremental. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
	(in millions)
Orders	$415	$399	4%
Net revenue	$417	$394	6%

Chemical analysis orders for the three months ended January 31, 2014 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2014 had an unfavorable currency impact of 1 percentage point on the growth in orders when compared to the same period last year. Order results were led by strength in ICP-MS instruments and Services. ICP-MS growth was led by the ICP-MS triple quadrupole ("QQQ") and services growth was led by new contract sales and enterprise lab management services. Growth was offset by declines in vacuum pump products and molecular spectroscopy instruments. In the vacuum business, we are still in a soft environment due to weak industrial markets, as well as limited funding in research and Government business. Geographically, orders declined 4 percent in the Americas, grew 11 percent in Europe, grew 10 percent in Japan, and increased 3 percent in other Asia Pacific for the three months ended January 31, 2014 when compared to the same period last year.

Chemical analysis revenues for the three months ended January 31, 2014 increased by 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2014 had an unfavorable impact of 1 percentage point on the growth in revenue when compared to the same period last year. Similar to orders, growth in revenue was led by atomic spectroscopy instruments and services. Services strength was driven by contracts and installation business, while ICP-MS was the key driver for atomic spectroscopy. Geographically, revenues were flat in the Americas, increased by 12 percent in Europe, declined 3 percent in Japan, and increased 7 percent in other Asia Pacific. Foreign currency movements had an unfavorable impact on the revenue growth for Japan. Adjusting for foreign currency impacts, Japan saw double digit positive growth in local currency.

Growth was mixed in core end markets. Growth was most prominent in the food market. Globalization of the food market continues to drive the food safety segment. Speed of analysis, cost reduction and automation remain key factors for our customers in an environment driven by increasingly stringent regulatory guidelines. Forensics and petrochemical both showed solid growth. In forensics, the need to identify and characterize designer drugs entering the global markets continues to be robust, and the updates to controlled substances laws around the world are driving demand for high end chemical measurement instrumentation. Petrochemical market was driven by strength in Europe, the Middle East, and the Americas, although industrial markets remain under pressure. The environmental end market showed modest growth, but for the majority of the nations, the top policy priorities for 2014 include improving and protecting the environment. Other applied markets showed a slight decline, with flat growth in pharmaceutical and biotech markets partially offsetting an decline in academic and government.

Looking forward, we will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. In addition, we are focusing on improvements in profitability of our portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
Gross margin	52.1%	51.2%	1 ppt
Operating margin	22.6%	20.6%	2 ppts

(in millions)
Research and development	$25	$24	3%
Selling, general and administrative	$99	$97	2%

Gross margins for products and services for the three months ended January 31, 2014 increased 1 percentage point compared to the same period last year. The improvement was mostly due to lower manufacturing costs, materials savings, and product mix, offset partially by currency and non-repeating hedging gains from the same period last year.

Research and development expenses for the three months ended January 31, 2014 increased 3 percent when compared to the same period last year. The increase was due to investments in R&D for next generation products.

Selling, general and administrative expenses for the three months ended January 31, 2014 increased 2 percent compared to the same period last year. The increase was due to wage increases, higher infrastructures costs, and investments in sales channel coverage with a focus on emerging markets.

Operating margins for products and services for the three months ended January 31, 2014 increased 2 percentage points compared to the same period last year. The increase was due to higher revenue and improved gross margin.

Income from Operations

Income from operations for the three months ended January 31, 2014 increased $13 million on a corresponding revenue increase of $23 million. The resultant year-over-year operating margin incremental was 56 percent.

Electronic Measurement

Our electronic measurement business provides electronic measurement instruments and systems, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
	(in millions)
Orders	$699	$749	(7)%
Net revenue	$671	$722	(7)%

Electronic measurement orders for the three months ended January 31, 2014, decreased 7 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year compare. The decrease was primarily driven by lower communication test and aerospace and defense orders. On a geographical basis, orders declined 8 percent in the Americas primarily impacted by declines in the communication test business. Japan orders declined 28 percent, including 14 percentage points from unfavorable currency movements, with declines in all markets. Asia Pacific excluding Japan declined 1 percent with lower orders in aerospace and defense partially offset by increases in computers and semiconductors demand. Europe orders increased 2 percent with increases in computer and semiconductors offsetting aerospace and defense and industrial orders.
Electronic measurement revenues for the three months ended January 31, 2014, decreased 7 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 2 percentage points year-over-year. Declines in aerospace and defense and communications were partially offset by growth in computers and semiconductors. Regionally, the Americas declined 15 percent compared to the same period last year primarily due to weak aerospace and defense business. Japan declined 16 percent but was flat year-over-year excluding unfavorable currency movements. Asia Pacific excluding Japan grew 1 percent with growth in communications test and computer and semiconductor partially offset by declines in aerospace and defense. Europe grew 2 percent with growth in communications test and computers and semiconductor business partially offset by declines in aerospace and defense.
General purpose test, representing approximately 68 percent of electronic measurement revenue, reflected declines in the aerospace and defense business, offset by increase in computers and semiconductor related demand, and slight growth in industrial test revenue compared to the same period last year. The aerospace and defense decline was in all regions except Japan. The increase in computer and semiconductors were in the Americas, Asia Pacific excluding Japan and Europe driven by investments in next-generation semiconductor process technologies.
Communications test, representing approximately 32 percent of electronic measurement revenue, declined year-over-year primarily due to lower wireless R&D test business and other communications (broadband and network installation and maintenance). Wireless R&D business continues to be impacted by cautious customer spending. Wireless manufacturing overall increased slightly year-over-year with continued weakness in handset/device manufacturing offset by increased spending in base station/infrastructure. Other communications decline reflects weaker wireline investments partially offset by improving optical test demand.
Looking forward, near term we are in a slow-growth environment within electronic measurement. There continues to be downward pressure on aerospace and defense demand in the United States, though recent progress on the budget should reduce spending uncertainty. We expect to see improvement in semiconductor test considering the order strength in the last two quarters. Longer term growth drivers such as mobility and transformation initiatives, including modular and hand-held instrumentation support our on-going investments.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2014	2013	Months
Gross margin	55.6%	57.4%	(2) ppts
Operating margin	15.2%	17.3%	(2) ppts

(in millions)
Research and development	$90	$96	(6)%
Selling, general and administrative	$181	$193	(6)%

Gross margins for products and services for the three months ended January 31, 2014, decreased 2 percentage points when compared to the same period last year. On a volume-adjusted basis gross margins decreased 1 percent impacted by unfavorable product mix partially offset by lower infrastructure costs.
Research and development expenses for the three months ended January 31, 2014, decreased 6 percent when compared to the same period last year. Reductions were from lower wages and benefits impacted by cost savings from prior restructuring, lower discretionary spending and the favorable impact of currency movements, partially offset by wage increases.
Selling, general and administrative expenses for the three months ended January 31, 2014, decreased 6 percent compared to the same period last year. Reductions were from lower infrastructure costs and discretionary spending, and the favorable impact of currency movements, partially offset by wage increases.
Operating margins for products and services for the three months ended January 31, 2014, declined 2 percentage points when compared to the same period last year based on lower revenue partially offset by decreased spending.

Income from Operations

Income from operations for the three months ended January 31, 2014, decreased $23 million on a corresponding revenue decrease of $51 million. The resultant year-over-year operating margin decremental ratio was 44 percent.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2014 consisted of cash and cash equivalents of $2,742 million as compared to $2,675 million as of October 31, 2013.

As of January 31, 2014, approximately $1,983 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $194 million for the three months ended January 31, 2014 compared to cash provided of $245 million for the same period in 2013. In the three months ended January 31, 2014, we paid approximately $48 million under our variable and incentive pay programs, as compared to $58 million paid out during the same period of 2013. Net cash paid for income taxes was approximately $26 million and $43 million in the three months ended January 31, 2014 and 2013, respectively. For the three months ended January 31, 2014 and 2013, other assets and liabilities used cash of $86 million and $9 million, respectively.

In the three months ended January 31, 2014, accounts receivable provided cash of $40 million compared to cash provided of $53 million for the same period in 2013.  Revenue was flat in the three months ended January 31, 2014 as compared to the same period in 2013. Days’ sales outstanding decreased to 46 days as of January 31, 2014 from 47 days a year ago. Accounts payable used cash of $1 million for the three months ended January 31, 2014 compared to cash used of $7 million in the same period in 2013. Cash used for inventory was $33 million for the three months ended January 31, 2014 compared to cash used of $34 million for the same period in 2013. Inventory days on-hand increased to 123 days as of January 31, 2014 compared to 117 days as of the end of the same period last year.

We contributed approximately $17 million and $12 million to our defined benefit plans in the three months ended January 31, 2014 and 2013, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $85 million to our defined benefit plans during the remainder of 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities was $47 million for the three months ended January 31, 2014 as compared to net cash used in investing activities of $72 million for the same period of 2013. Investments in property, plant and equipment were $45 million for the three months ended January 31, 2014 compared to $59 million in the same period of 2013. We expect that total capital expenditures for the current year will be approximately $247 million. In the three months ended January 31, 2014, there were no purchases of investments compared with $15 million in the same period last year. Proceeds from the sale of investments were zero and $11 million in the three months ended January 31, 2014 and 2013, respectively. In the three months ended January 31, 2014, there were $2 million of business acquisitions and intangibles assets, net of cash acquired, compared to $10 million in same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2014 was $68 million compared to cash used of $63 million for the same period of 2013.

Treasury stock repurchases

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of January 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares. As of January 31, 2014, no share repurchases had been made under this program.

For the three months ended January 31, 2014, we repurchased 2 million shares for $100 million. For the three months ended January 31, 2013, two million shares were repurchased for $79 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the three months ended January 31, 2014, we declared and paid cash dividends of $0.132 per common share or $44 million on the company's common stock. During the three months ended January 31, 2013, we paid cash dividends of $0.10 per common share or $35 million on the company's common stock. In addition in the three months ended January 31, 2013, we declared cash dividends of $0.12 per common share or $42 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the nine months ended January 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of January 31, 2014 the company had no borrowings outstanding under the facility.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes and mortgage debt in the three months ended January 31, 2014 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Other

There were no substantial changes from our 2013 Annual Report on Form 10-K, to our contractual commitments in the first three months of 2014. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $229 million and $341 million of liabilities related to uncertain tax positions as of January 31, 2014 and October 31, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit adjustment.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 60 percent and 61 percent of our revenues were generated in U.S. dollars during the three months ended January 31, 2014 and 2013, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2014, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2014, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of January 31, 2014, we have accrued for this matter based on our current understanding.

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

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are very competitive within the regions that we operate. However, there is an intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees, especially in light of our ongoing restructuring efforts.

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

Some of our chemical analysis products and related consumables marketed by our chemical analysis and life sciences and diagnostics businesses are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

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

As of January 31, 2014, we had cash and cash equivalents of approximately $2.7 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2014.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Nov. 1, 2013 through Nov. 30, 2013	1,848,730	$54.07	1,848,730	$—
Dec 1, 2013 through Dec. 31, 2013	—	N/A	—	$—
Jan. 1, 2014 through Jan. 31, 2014	—	N/A	—	$—
Total	1,848,730	$54.07	1,848,730

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

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares. As of January 31, 2014, no share repurchases had been made under this program.

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

Dated:	March 5, 2014	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2014	By:	/s/ Solange Glaize
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