Form 10-Q
period 2014-04-30
AGILENT TECHNOLOGIES INC
filed 2014-06-04
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2014
COMMON STOCK, $0.01 PAR VALUE	333,260,908

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net revenue:
Products	$1,405	$1,424	$2,771	$2,804
Services and other	326	308	639	608
Total net revenue	1,731	1,732	3,410	3,412
Costs and expenses:
Cost of products	652	674	1,278	1,311
Cost of services and other	180	167	350	330
Total costs	832	841	1,628	1,641
Research and development	176	181	353	360
Selling, general and administrative	513	497	1,001	981
Total costs and expenses	1,521	1,519	2,982	2,982
Income from operations	210	213	428	430
Interest income	2	1	4	3
Interest expense	(30)	(25)	(59)	(50)
Other income (expense), net	4	9	4	10
Income before taxes	186	198	377	393
Provision for income taxes	47	32	43	48
Net income	$139	$166	$334	$345

Net income per share:
Basic	$0.42	$0.48	$1.00	$1.00
Diluted	$0.41	$0.48	$0.99	$0.98

Weighted average shares used in computing net income per share:
Basic	333	345	333	346
Diluted	337	349	338	351

Cash dividends declared per common share	$0.13	$—	$0.26	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Net income	$139	$166	$334	$345
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax (expense) benefit of $0, $1, $1 and $(1)	3	(2)	—	1
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $0, $(3), $1 and $(5)	1	5	(1)	11
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) benefit of $0, $2, $(1) and $2	—	(4)	—	(5)
Foreign currency translation, net of tax benefit (expense) of $(5), $4, $0 and $4	88	(111)	33	(55)
Net defined benefit pension cost and post retirement plan costs:
Amortization of actuarial net loss, net of tax (expense) of $(2),$(6), $(6) and $(10)	12	16	25	30
Amortization of net prior service benefit, net of tax benefit of $4, $4, $8 and $8	(8)	(8)	(16)	(16)
Other comprehensive income (loss)	96	(104)	41	(34)
Total comprehensive income	$235	$62	$375	$311

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,950	$2,675
Accounts receivable, net	903	899
Inventory	1,100	1,066
Other current assets	424	343
Total current assets	5,377	4,983
Property, plant and equipment, net	1,139	1,134
Goodwill	3,067	3,047
Other intangible assets, net	825	916
Long-term investments	133	139
Other assets	485	467
Total assets	$11,026	$10,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$481	$432
Employee compensation and benefits	406	401
Deferred revenue	470	439
Other accrued liabilities	362	330
Total current liabilities	1,719	1,602
Long-term debt	2,693	2,699
Retirement and post-retirement benefits	261	294
Other long-term liabilities	724	802
Total liabilities	5,397	5,397
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 605 million shares at April 30, 2014 and 602 million shares at October 31, 2013 issued	6	6
Treasury stock at cost; 272 million shares at April 30, 2014 and 269 million shares at October 31, 2013	(9,757)	(9,607)
Additional paid-in-capital	8,861	8,723
Retained earnings	6,384	6,073
Accumulated other comprehensive income	132	91
Total stockholders' equity	5,626	5,286
Non-controlling interest	3	3
Total equity	5,629	5,289
Total liabilities and equity	$11,026	$10,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net income	$334	$345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	193	186
Share-based compensation	58	49
Excess tax benefit from share-based plans	(3)	(2)
Deferred taxes	8	(4)
Excess and obsolete inventory related charges	23	22
Other non-cash expenses, net	8	5
Changes in assets and liabilities:
Accounts receivable	(3)	(3)
Inventory	(56)	(53)
Accounts payable	44	(7)
Employee compensation and benefits	4	(1)
Other assets and liabilities	(91)	23
Net cash provided by operating activities	519	560

Cash flows from investing activities:
Investments in property, plant and equipment	(98)	(110)
Proceeds from sale of property, plant and equipment	2	2
Payment to acquire equity method investment	—	(21)
Loan to equity method investment	(4)	—
Purchase of other investments	—	(15)
Proceeds from sale of investments	—	11
Acquisitions of businesses and intangible assets, net of cash acquired	(2)	(10)
Net cash used in investing activities	(102)	(143)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	95	68
Payment of dividends	(88)	(76)
Purchase of non-controlling interest	—	(3)
Excess tax benefit from share-based plans	3	2
Treasury stock repurchases	(150)	(219)
Net cash used in financing activities	(140)	(228)

Effect of exchange rate movements	(2)	(21)

Net increase in cash and cash equivalents	275	168

Cash and cash equivalents at beginning of period	2,675	2,351
Cash and cash equivalents at end of period	$2,950	$2,519
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

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.

Agilent Separation. On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). As part of the separation, Agilent plans to transfer the assets, liabilities and operations of the electronic measurement business to Keysight prior to the distribution. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014.  Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of April 30, 2014 and October 31, 2013, condensed consolidated statement of comprehensive income for the three and six months ended April 30, 2014 and 2013, condensed consolidated statement of operations for the three and six months ended April 30, 2014 and 2013, and condensed consolidated statement of cash flows for the six months ended April 30, 2014 and 2013.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $124 million and $112 million as of April 30, 2014 and October 31, 2013, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and six months ended April 30, 2014 and 2013.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. In-process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's condensed consolidated statement of operations in the period it is abandoned.

In July 2012, the Financial Accounting Standards Board ("FASB") simplified the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. The changes are to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and six months ended April 30, 2014. In the three and six months ended April 30, 2013, we recorded an impairment of $1 million due to the cancellation of an IPR&D project within our electronic measurement business.

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

In February 2013, the FASB issued an amendment to the accounting guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted this guidance in the first quarter of 2014 and have presented the requisite disclosures in the condensed consolidated statement of comprehensive income and in the notes to the financial statements.

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

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual periods beginning after December 15, 2013 and interim periods within those years. This guidance is consistent with our current practice.

In April 2014, the FASB issued amendments to the guidance on discontinued operations. The guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are evaluating the impact of adopting this prospective guidance to our consolidated financial statements.

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance to our consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Cost of products and services	$6	$3	$14	$11
Research and development	3	3	9	7
Selling, general and administrative	13	13	36	32
Total share-based compensation expense	$22	$19	$59	$50

At April 30, 2014 and October 31, 2013, there was no share-based compensation capitalized within inventory. For the three and six months ended April 30, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively. For the three and six months ended April 30, 2013 , the windfall tax benefit realized from exercised stock options and similar awards was zero and $2 million.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Stock Option Plans:
Weighted average risk-free interest rate	—	—	1.7%	0.9%
Dividend yield	—	—	1%	1%
Weighted average volatility	—	—	39%	39%
Expected life	—	—	5.8 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	36%	37%	36%	37%
Volatility of selected peer-company shares	13%-57%	6%-64%	13%-57%	6%-64%
Price-wise correlation with selected peers	47%	49%	47%	49%

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

4.     INCOME TAXES

The company’s effective tax rate was 25.3 percent and 11.4 percent for the three and six months ended April 30, 2014, respectively. The company's effective tax rate was 16.2 percent and 12.3 percent for the three and six months ended April 30, 2013, respectively. The income tax expense was $47 million and $43 million for the three and six months ended April 30, 2014, respectively. The income tax expense was $32 million and $48 million for the three and six months ended April 30, 2013, respectively.

The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $21 million and net discrete benefit of $15 million, respectively. The net discrete tax expense for the three months ended April 30, 2014 included $8 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight Technologies and a $12 million out of period adjustment of tax expense for corrections to transfer pricing for tax years 2012 and 2013. The out of period adjustment is not considered to be material to total liabilities or tax expense in all prior and current periods. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2014 included $35 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The income tax provision for the three and six months ended April 30, 2013 included net discrete tax expense of $14 million and $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2013 included a $12 million out of period adjustment of tax expense associated with the write-off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years. The net discrete tax expense for the six months ended April 30, 2013 included a net discrete tax benefit of $11 million, recognized in the first quarter of 2013, primarily due to the recognition of research and development tax credits relating to the company's prior fiscal year.

In connection with the settlement of the 2006-2007 IRS audit, we identified an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error by reducing long-term tax liabilities and increasing retained earnings by $65 million in the first quarter of fiscal 2014. The correction has no impact on net income or cash flows in any prior period and is not considered material to total liabilities or equity in any prior period.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $125 million principally related to additional foreign earnings that was recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Numerator:
Net income	$139	$166	$334	$345
Denominator:
Basic weighted-average shares	333	345	333	346
Potentially dilutive common shares equivalents — stock options and other employee stock plans	4	4	5	5
Diluted weighted-average shares	337	349	338	351

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2014, no options to purchase shares were excluded from the calculation of diluted earnings per share as compared to 5,600 shares for the three and six months ended April 30, 2013. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and six months ended April 30, 2014 we excluded an additional 1.3 million shares and 657,400 shares as compared to 32,000 and 26,000 additional shares excluded for the three and six months ended April 30, 2013, respectively.

6. INVENTORY

	April 30, 2014	October 31, 2013
	(in millions)
Finished goods	$563	$552
Purchased parts and fabricated assemblies	537	514
Inventory	$1,100	$1,066

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2014:

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2013	$1,883	$745	$419	$3,047
Foreign currency translation impact	30	(2)	(8)	20
Goodwill arising from acquisitions/adjustments	—	—	—	—
Goodwill as of April 30, 2014	$1,913	$743	$411	$3,067

The components of other intangibles as of April 30, 2014 and October 31, 2013 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2013:
Purchased technology	$1,019	$460	$559
Backlog	14	14	—
Trademark/Tradename	176	40	136
Customer relationships	401	215	186
Total amortizable intangible assets	1,610	729	881
In-Process R&D	35	—	35
Total	$1,645	$729	$916
As of April 30, 2014:
Purchased technology	1,038	526	512
Backlog	14	14	—
Trademark/Tradename	179	47	132
Customer relationships	401	244	157
Total amortizable intangible assets	1,632	831	801
In-Process R&D	24	—	24
Total	$1,656	$831	$825

During the six months ended April 30, 2014, there were no additions to goodwill and there were no additions to other intangible assets. During the six months ended April 30, 2014, intangible assets increased $11 million, due to the impact of foreign exchange translation. We also transferred $11 million from in-process R&D to purchased technology in the six months ended April 30, 2014, as projects were completed.

During the six months ended April 30, 2013, we recorded additions to goodwill of $10 million and additions to other intangible assets of $1 million primarily related to the acquisition of two businesses. During the six months ended April 30, 2013, intangible assets increased $10 million due to the impact of foreign exchange translation. We also transferred $147 million from in-process R&D to purchased technology in the six months ended April 30, 2013, as projects were completed. We recorded an impairment of $1 million in the three and six months ended April 30, 2013 due to the cancellation of an IPR&D project.

Amortization of intangible assets was $51 million and $102 million for the three and six months ended April 30, 2014, respectively. Amortization of intangible assets was $50 million and $101 million for the three and six months ended April 30, 2013, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $96 million for the remainder of 2014, $187 million for 2015, $159 million for 2016, $110 million for 2017, $72 million for 2018, $56 million for 2019, and $121 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2014 were as follows:

		Fair Value Measurement at April 30, 2014 Using
	April 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,231	$2,231	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	47	47	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,307	$2,303	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	47	—	47	—
Total liabilities measured at fair value	$51	$—	$51	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,968	$1,968	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	51	51	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,051	$2,044	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	51	—	51	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Impairment of Investments. There were no impairments for investments for the three and six months ended April 30, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and six months ended April 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Long-lived assets held and used	$—	$1	$—	$1
Long-lived assets held for sale	$—	$—	$—	$1

For the three and six months ended April 30, 2014, there were no impairments of long-lived assets held and used. For the three and six months ended April 30, 2013, long-lived assets held and used with a carrying value of $1 million were written down to their fair value of zero. For the three and six months ended April 30, 2014, there were no impairments of long-lived assets held for sale. For the three and six months ended April 30, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2014, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at April 30, 2014 was $19 million. On June 6, 2011, we also terminated five interest rate swap contracts associated with our 2015 senior notes that represented the notional amount of $500 million. The gain to be amortized at April 30, 2014 was $9 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at April 30, 2014 was $24 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2014 and 2013 was not significant. For the three and six months ended April 30, 2014 and 2013 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income of $3 million which is being amortized to interest expense over the life of the 2022 senior notes.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2014, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2014.

There were 125 foreign exchange forward contracts and 15 foreign exchange option contracts open as of April 30, 2014 and designated as cash flow hedges. There were 153 foreign exchange forward contracts open as of April 30, 2014 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2014 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(51)	$—	$164
British Pound	(17)	—	3
Canadian Dollar	(29)	—	—
Australian Dollar	10	—	7
Malaysian Ringgit	99	—	11
Japanese Yen	(59)	(95)	26
Other	(22)	—	(16)
Totals	$(69)	$(95)	$195

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $67 million to sell Euro, and of Danish Krone equivalent of $5 million to sell Japanese Yen.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2014 and October 31, 2013 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2014	October 31, 2013	Balance Sheet Location	April 30, 2014	October 31, 2013
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$4	Other accrued liabilities	$3	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$3	Other accrued liabilities	$1	$2
Total derivatives	$4	$7		$4	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$1	$8	$(2)	$16
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$—	$6	$(1)	$7
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$4	$(5)	$3	$(2)

The estimated amount of existing net loss at April 30, 2014 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $2 million.

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

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 650 positions. Within the U.S., we have substantially completed these restructuring activities. Internationally, we expect to complete the majority of these restructuring activities by the end of the first quarter of fiscal 2015. As of April 30, 2014, approximately 160 employees are pending termination under the above actions.

A summary of the activity in the condensed consolidated statement of operations resulting from all restructuring activities is shown in the table below:

Workforce
Reduction
(in millions)
Balance as of October 31, 2013	$24
Income statement expense reversal	(4)
Cash payments	(12)
Balance as of April 30, 2014	$8

The restructuring reversal of $4 million recorded during the six months ended April 30, 2014 related to approximately 50 employees that have been redeployed within the company as a result of the separation announcement. The restructuring accruals which totaled $8 million at April 30, 2014, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the activity in the condensed consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Cost of products and services	$—	$18	$(1)	$18
Research and development	—	8	(1)	8
Selling, general and administrative	—	29	(2)	29
Total restructuring and other related costs	$—	$55	$(4)	$55

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2014 and 2013, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost—benefits earned during the period	$12	$11	$9	$9	$1	$1
Interest cost on benefit obligation	8	6	19	17	3	3
Expected return on plan assets	(16)	(13)	(29)	(24)	(6)	(5)
Amortization:
Actuarial losses	—	4	11	14	4	4
Prior service cost	(3)	(3)	—	—	(9)	(8)
Total net plan costs	$1	$5	$10	$16	$(7)	$(5)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost—benefits earned during the period	$24	$22	$18	$18	$2	$2
Interest cost on benefit obligation	16	12	37	35	6	6
Expected return on plan assets	(32)	(26)	(58)	(49)	(11)	(10)
Amortization:
Actuarial losses	—	7	22	28	7	9
Prior service cost	(6)	(6)	—	—	(18)	(17)
Total net plan costs	$2	$9	$19	$32	$(14)	$(10)

We contributed approximately $30 million to our U.S. defined benefit plans during the three and six months ended April 30, 2014, respectively. We also contributed $18 million and $35 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2014, respectively.

We contributed approximately $30 million to our U.S. defined benefit plans during the three and six months ended April 30, 2013, respectively. We also contributed $41 million and $53 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2013, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2014 and we expect to contribute $36 million to our non-U.S. defined benefit plans during the remainder of 2014.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2014	2013
	(in millions)
Beginning balance as of November 1	$69	$60
Accruals for warranties including change in estimate	43	45
Settlements made during the period	(38)	(43)
Ending balance as of April 30	$74	$62

Accruals for warranties due within one year	$52	$50
Accruals for warranties due after one year	22	12
Ending balance as of April 30	$74	$62

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of April 30, 2014, we have accrued for this matter based on our current understanding.

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

13. SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of April 30, 2014.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2014			October 31, 2013
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$500	$9	$509	$500	$12	$512
2017 Senior Notes	599	19	618	599	22	621
2020 Senior Notes	499	24	523	498	26	524
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	597	—	597
Total	$2,594	$52	$2,646	$2,593	$60	$2,653

All notes are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the other senior notes, detailed in the table above, in the three and six months ended April 30, 2014 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2014 and October 31, 2013 are detailed above.

Other Debt

As of April 30, 2014, and as a result of the Dako acquisition, we have mortgage debt, secured on buildings  in Denmark, in Danish Krone equivalent of $47 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of April 30, 2014, there were no remaining amounts to be repurchased under the 2013 program.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the six months ended April 30, 2014, we repurchased 3 million shares for $150 million. For the six months ended April 30, 2013, 5 million shares were repurchased for $219 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the six months ended April 30, 2014, we paid cash dividends of $0.264 per common share or $88 million on the company's common stock. During the six months ended April 30, 2013, we paid cash dividends of $0.22 per common share or $76 million on the company's common stock. On May 21, 2014 our board of directors declared a quarterly cash dividend of$0.132 per share of common stock, or approximately$44 million which will be paid on July 23, 2014 to all shareholders of record at close of business on July 1, 2014.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component and related tax effects for the three and six months ended April 30, 2014 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2014	$4	$370	$246	$(582)	$(2)	$36

Other comprehensive income (loss) before reclassifications	3	93	—	—	1	97

Amounts reclassified out of accumulated other comprehensive income	—	—	(12)	14	—	2

Tax (expense) benefit	—	(5)	4	(2)	—	(3)

Other comprehensive income (loss)	3	88	(8)	12	1	96

As of April 30, 2014	$7	$458	$238	$(570)	$(1)	$132

As of October 31, 2013	$7	$425	$254	$(595)	$—	$91

Other comprehensive income (loss) before reclassifications	(1)	33	—	—	(2)	30

Amounts reclassified out of accumulated other comprehensive income	—	—	(24)	31	1	8

Tax (expense) benefit	1	—	8	(6)	—	3

Other comprehensive income (loss)	—	33	(16)	25	(1)	41

As of April 30, 2014	$7	$458	$238	$(570)	$(1)	$132

Reclassifications out of accumulated other comprehensive income for the three and six months ended April 30, 2014 and 2013 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income components	from other comprehensive income				statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Unrealized gains and (losses) on derivatives	—	6	(1)	7	Cost of products
	—	6	(1)	7	Total before income tax
	—	(2)	1	(2)	Provision for income tax
	—	4	—	5	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(14)	(22)	(31)	(40)
Prior service benefit	12	12	24	24
	(2)	(10)	(7)	(16)	Total before income tax
	—	2	—	2	Provision for income tax
	(2)	(8)	(7)	(14)	Total net of income tax

Total reclassifications for the period	$(2)	$(4)	$(7)	$(9)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11 "Retirement Plans and Post Retirement Pension Plans").

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
A description of our three reportable segments is as follows:
Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance, and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry; In Situ Hybridization; Hematoxylin and Eosin staining;

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
Our electronic measurement business provides electronic measurement solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, pre-separation costs, non-cash amortization and other items as noted in the reconciliations below.

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended April 30, 2014:
Total net revenue	$577	$411	$743	$1,731
Segment income from operations	$76	$90	$148	$314
Three months ended April 30, 2013:
Total net revenue	$571	$401	$760	$1,732
Segment income from operations	$89	$89	$156	$334

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Six months ended April 30, 2014:
Total net revenue	$1,168	$828	$1,414	$3,410
Segment income from operations	$176	$184	$250	$610
Six months ended April 30, 2013:
Total net revenue	$1,135	$795	$1,482	$3,412
Segment income from operations	$171	$170	$281	$622

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(in millions)
Total reportable segments’ income from operations	$314	$334	$610	$622
Restructuring	—	(55)	4	(55)
Asset impairments	—	(1)	—	(2)
Transformational initiatives	(8)	(3)	(11)	(6)
Amortization of intangibles	(51)	(50)	(102)	(101)
Acquisition and integration costs	(2)	(6)	(9)	(16)
Pre-separation costs	(41)	—	(61)	—
Other	(2)	(6)	(3)	(12)
Interest income	2	1	4	3
Interest expense	(30)	(25)	(59)	(50)
Other income (expense), net	4	9	4	10
Income before taxes, as reported	$186	$198	$377	$393

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of April 30, 2014	$4,306	$1,778	$1,976	$8,060
As of October 31, 2013	$4,291	$1,756	$1,997	$8,044

17. LAND SALE

On April 30, 2014 Agilent entered into a binding sales contract with real estate developers to sell land in U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately$34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the third quarter of 2014 we will recognize approximately $11 million gain on sale of land in respect of the first of three land tracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, pre-separation expenses, our stock repurchase program, our declared dividends, annual meeting of stockholders ' proposals, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, comprehensive income or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal periods.

Executive Summary

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries.

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). As part of the separation, Agilent plans to transfer the assets, liabilities and operations of the electronic measurement business to Keysight prior to the distribution. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014.  Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. We expect to incur pre-separation expenses of approximately $140 million in fiscal 2014 and have incurred approximately $61 million of pre-separation expense in the six months ended April 30, 2014. Pre-separation costs include all incremental expenses  incurred or expected to be incurred by Agilent in order to effect the separation until the planned distribution date, early in November 2014. They also include the cost of all new employees recruited in fiscal 2014 to operate the two separate companies. In addition to the pre-separation expenses, we expect to incur incremental interest expense associated with the planned Keysight borrowing and other non-operating expenses related to the planned retirement of Agilent debt obligations. We also expect to incur, upon separation, transaction expenses, which, among other things, relate to investment banking and other advisory fees as well as tax costs related to the distribution. Finally, we expect to incur some post-separation expenses until the final separation of and optimization of all IT systems during fiscal 2015.

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

Total orders for the three and six months ended April 30, 2014 increased 7 percent and 3 percent, respectively, compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2014, had an unfavorable impact of approximately 1 percentage point when compared to the same periods last year. For the three months ended

April 30, 2014, life sciences and diagnostics increased 3 percent, chemical analysis orders increased 6 percent and electronic measurement orders increased 11 percent when compared to the same period last year. For the six months ended April 30, 2014, life sciences and diagnostics increased 2 percent, chemical analysis orders increased 5 percent and electronic measurement orders increased 2 percent when compared to the same period last year.

Net revenue of $1,731 million and $3,410 million for the three and six months ended April 30, 2014, respectively, was flat compared to the same periods last year.  Foreign currency movements for both the three and six months ended April 30, 2014 had an unfavorable impact of approximately 1 percentage point when compared to the same periods last year. Revenue grew 1 percent and 3 percent in the life sciences and diagnostics business for the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Increased revenue in the three and six months ended April 30, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology, clinical and diagnostics markets while business in life science research into academic and government markets declined. Revenue increased 3 percent and 4 percent within the chemical analysis business in the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Revenue generated within food safety increased strongly; petrochemical showed a more modest increase, environmental decreased and other applied markets were flat compared to the same periods last year. Electronic measurement revenue decreased 2 percent and 5 percent in the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets decreased in the three and six months ended April 30, 2014 when compared to the same periods last year. The remainder of the general purpose market (computers, semiconductor and industrial) grew moderately in the three and six months ended April 30, 2014 when compared to the same periods last year. Also within electronic measurement there was weakness in the wireless R&D test market in the three and six months ended April 30, 2014 when compared to the same periods last year. The wireless manufacturing market was flat during the three and six months ended April 30, 2014 when compared to the same period last year.

Net income for the three and six months ended April 30, 2014 was $139 million and $334 million, respectively, compared to $166 million and $345 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2014, we generated $519 million of cash from operations compared with $560 million generated in the same period last year.

For the six months ended April 30, 2014, cash dividends of $88 million were paid on the company's outstanding common stock. For the six months ended April 30, 2013, cash dividends of $76 million were paid on the company's outstanding common stock. On May 21, 2014 our board of directors declared a quarterly cash dividend of $0.132 per share of common stock, or approximately $44 million which will be paid on July 23, 2014 to all shareholders of record at close of business on July 1, 2014.
The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the six months ended April 30, 2014, we repurchased 3 million shares for $150 million.

Looking forward, we expect that our electronic measurement business revenue will return to a growth position later in the year. We expect positive trends to continue in our other businesses as we continue to invest in research and development, improving our applications and solutions portfolio to meet customer needs and expanding our position in developing countries and emerging markets.

At our 2015 annual meeting of stockholders, our board of directors expects to submit to our stockholders a proposal for an amendment to our certificate of incorporation seeking the declassification of our board of directors.

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

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and six months ended April 30, 2014 and 2013.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. In-process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's condensed consolidated statement of operations in the period it is abandoned.

In July 2012, the Financial Accounting Standards Board simplified the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. The changes are to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and six months ended April 30, 2014. In the three and six months ended April 30, 2013, we recorded an impairment of $1 million due to the cancellation of an IPR&D project within our electronic measurement business.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At April 30, 2014, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

For the six months ended April 30, 2014 we reversed $4 million associated with employees that have been redeployed within the company. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete the majority of these restructuring activities by the end of the first quarter of fiscal 2015. As of April 30, 2014, approximately 160 employees are pending termination and approximately $41 million was been paid under the above actions.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$1,812	$1,688	$3,490	$3,398	7%	3%
Net revenue:
Products	$1,405	$1,424	$2,771	$2,804	(1)%	(1)%
Services and other	326	308	639	608	6%	5%
Total net revenue	$1,731	$1,732	$3,410	$3,412	—	—

Total orders for the three and six months ended April 30, 2014 increased 7 percent and 3 percent, respectively, compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2014, had an unfavorable impact of approximately 1 percentage point when compared to the same periods last year. For the three months ended April 30, 2014, life sciences and diagnostics increased 3 percent, chemical analysis orders increased 6 percent and electronic measurement orders increased 11 percent when compared to the same period last year. For the six months ended April 30, 2014, life sciences and diagnostics increased 2 percent, chemical analysis orders increased 5 percent and electronic measurement orders increased 2 percent when compared to the same period last year.

Net revenue of $1,731 million and $3,410 million for the three and six months ended April 30, 2014, respectively, was flat compared to the same periods last year.  Foreign currency movements for both the three and six months ended April 30, 2014 had an unfavorable impact of approximately 1 percentage point when compared to the same periods last year. Revenue grew 1 percent and 3 percent in the life sciences and diagnostics business for the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Increased revenue in the three and six months ended April 30, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology and clinical markets while business in life science research into academic and government markets declined. Revenue increased 3 percent and 4 percent within the chemical analysis business in the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Revenue generated within food safety increased strongly; petrochemical showed a more modest increase, environmental decreased and other applied markets were flat compared to the same periods last year. Electronic measurement revenue decreased 2 percent and 5 percent in the three and six months ended April 30, 2014, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets decreased in the three and six months ended April 30, 2014 when compared to the same periods last year. The remainder of the general purpose market (computers, semiconductor and industrial) grew moderately in the three and six months ended April 30, 2014 when compared to the same periods last year. Also within electronic measurement there was weakness in the wireless R&D test market in the three and six months ended April 30, 2014 when compared to the same periods last year. The wireless manufacturing market was flat during the three and six months ended April 30, 2014 when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 6 percent and 5 percent in the three and six months ended April 30, 2014, respectively, compared to the same periods last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three and six months ended April 30, 2014 due to increased service contract renewals and laboratory productivity services.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Total gross margin	52.0%	51.4%	52.3%	51.9%	1ppt	—
Operating margin	12.1%	12.3%	12.6%	12.6%	—	—

(in millions)
Research and development	$176	$181	$353	$360	(2)%	(2)%
Selling, general and administrative	$513	$497	$1,001	$981	3%	2%

Total gross margins for the three and six months ended April 30, 2014 increased 1 percentage point and were flat, respectively, when compared to the same periods last year. Lower gross margins in our life sciences and diagnostics business were the result of unfavorable product mix. Gross margins within our chemical analysis businesses increased due to product mix and materials savings, partially offset by currency losses. Lower gross margins in our electronic measurement business were the result of lower volume and wage increases. Operating margins were flat in the three and six months ended April 30, 2014, respectively, compared to the same periods last year. The impact of increased revenue in our life sciences and diagnostics and chemical analysis business was offset by unfavorable product mix and increase in operating expenses. Within electronic measurement the impact of a decrease in revenue and associated gross margin was offset by reductions in operating expenses.

Research and development expenses decreased 2 percent in both the three and six months ended April 30, 2014 compared to the same periods last year. R&D expenditure increased within our life sciences and diagnostics and chemical analysis businesses with investments for product and software R&D. These increases were more than offset by a reduction in R&D expenditure within electronic measurement business due to savings from prior year's restructuring. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 3 percent and 2 percent for the three and six months ended April 30, 2014, respectively, compared to the same periods last year. Selling, general and administrative expenditure increased due to pre-separation costs, wage increases, higher commissions and investments in sales channel coverage partially offset by savings due to restructuring charges incurred in the prior year. For the three and six months ended April 30, 2014, pre-separation costs had an 8 percentage point and 6 percentage point impact, respectively, on the increase in selling, general and administrative expenses.

At April 30, 2014, our headcount was approximately 20,900 as compared to approximately 20,500 at April 30, 2013.

Income Taxes

The company’s effective tax rate was 25.3 percent and 11.4 percent for the three and six months ended April 30, 2014, respectively. The company's effective tax rate was 16.2 percent and 12.3 percent for the three and six months ended April 30, 2013, respectively. The income tax expense was $47 million and $43 million for the three and six months ended April 30, 2014, respectively. The income tax expense was $32 million and $48 million for the three and six months ended April 30, 2013, respectively.

The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $21 million and net discrete benefit of $15 million, respectively. The net discrete tax expense for the three months ended April 30, 2014 included $8 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight Technologies and a $12 million out of period adjustment of tax expense for corrections to transfer pricing for tax years 2012 and 2013. The out of period adjustment is not considered to be material to total liabilities or tax expense in all prior and current periods. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2014 included $35 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The income tax provision for the three and six months ended April 30, 2013 included net discrete tax expense of $14 million and $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2013 included a $12 million out of period adjustment of tax expense associated with the write-off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years. The net discrete tax expense for the six months ended April 30, 2013 included a net discrete tax benefit of $11 million, recognized in the first quarter of 2013, primarily due to the recognition of research and development tax credits relating to the company's prior fiscal year.

In connection with the settlement of the 2006-2007 IRS audit, we identified an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error by reducing long-term tax liabilities and increasing retained earnings by $65 million in the first quarter of fiscal 2014. The correction has no impact on net income or cash flows in any prior period and is not considered material to total liabilities or equity in any prior period.

At April 30, 2014, our estimate of annual effective tax rate is 15.3 percent excluding discrete items and 13.9 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of foreign tax credits, research and development credits, business acquisitions and dispositions, changes to valuation allowances and the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $125 million principally related to additional foreign earnings that was recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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

Life Sciences and Diagnostics

Our life sciences and diagnostics business provides application-focused solutions that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance, and X-Ray Diffraction systems; services and support for the aforementioned products; immunohistochemistry; In Situ Hybridization; Hematoxylin and Eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.
Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$598	$579	$1,162	$1,141	3%	2%
Net revenue	$577	$571	$1,168	$1,135	1%	3%

Life sciences and diagnostics order growth for the three and six months ended April 30, 2014 was 3 percent and 2 percent compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on order growth for the three months ended April 30, 2014, while currency movements for the six months ended April 30, 2014 were negligible. Order results were led by strength in services and consumables, nucleic acid, genomics and our diagnostics portfolios, partially offset by lower demand in LCMS, automation, and research products. Geographically, orders for the three months ended April 30, 2014 grew 4 percent in the Americas and 9 percent in Europe, declined 6 percent in Japan due to unfavorable currency impact and declined 4 percent in Asia Pacific excluding Japan compared to the same period last year. For the six months ended April 30, 2014, orders declined 1 percent in the Americas, 8 percent in Japan and 1 percent in Asia Pacific excluding Japan, and grew 9 percent in Europe when compared to the same period last year. Order results in both the three and six months ended April 30, 2014 reflect continued government spending restrictions and delays in releasing these budgets, along with softer instrument demand in China.
Life sciences and diagnostics net revenue for the three and six months ended April 30, 2014 grew 1 percent and 3 percent, respectively, compared to the same periods last year. Foreign currency movements on revenue growth for the three months ended April 30, 2014 were negligible, while foreign currency movements had an unfavorable impact of 1 percentage point for the six months ended April 30, 2014 when compared to the same periods last year. Revenue moderated for the three months ended April 30, 2014, as growth in services and consumables offset continued softness in instrumentation. Geographically, for the three months ended April 30, 2014, revenue declined 4 percent in the Americas, grew 9 percent in Europe, grew 17 percent in Japan, and declined 8 percent in Asia Pacific excluding Japan compared to the same period last year. For the six months ended April 30, 2014, revenues were relatively flat in the Americas and Asia Pacific excluding Japan, grew 7 percent in Europe and 4 percent in Japan (including an unfavorable currency impact of 17 percentage points), compared to the same period last year. For both periods, strength in Europe and Japan was driven by good demand in the pharmaceutical and biotechnology market and the services portfolio, while declines in Asia Pacific excluding Japan and the Americas were driven by delays in government funding in the U.S. and China.
End market performance reflected mixed results for the three and six months ended April 30, 2014. The pharmaceutical and biotechnlogy market was led by demand from mid-sized and specialized pharmaceutical customers. Life science research remained soft, as spending remains constrained, impacted by the slow release of budgets by government agencies particularly in the U.S. and China. Strength in the diagnostics and clinical market was driven by strong demand in companion diagnostics, CGH microarray and target enrichment solutions. Overall the applied markets were soft, driven by weakness in forensics and environmental markets impacted by constrained government funding.

Looking forward, we are optimistic about our growth opportunities in the life sciences and diagnostics markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio. We expect spending levels to moderately improve in the remainder of the year for the life science research markets. We remain positive about our growth in our clinical research and diagnostics markets, as adoption of our new Dako Omnis autostainer continues along with our SureSelect and HaloPlex sequencing target enrichment solutions.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Gross margin	53.2%	54.3%	54.4%	54.3%	(1) ppt	—
Operating margin	13.1%	15.5%	15.0%	15.1%	(2) ppts	—

(in millions)
Research and development	$60	$55	$122	$112	9%	9%
Selling, general and administrative	$171	$166	$337	$333	3%	1%

Gross margins for products and services for the three and six months ended April 30, 2014 declined 1 percentage point and was relatively flat, respectively, compared to the same periods last year. The decline in gross margins was due to unfavorable product mix, higher infrastructure expenses, and higher share-based compensation.
Research and development expenses for both the three and six months ended April 30, 2014 increased 9 percent compared to the same periods last year. The increase was due to greater investments in software and next generation products, as well as higher infrastructure expenses.
Selling, general and administrative expenses for the three and six months ended April 30, 2014 increased 3 percent and 1 percent, respectively, compared to the same periods last year. The increase was due to higher field selling expenses, higher commissions, higher infrastructure expenses, wage increase and investments in sales channel coverage with a continued focus on emerging markets.
Operating margins for products and services for the three and six months ended April 30, 2014, declined 2 percentage points and was flat, respectively, compared to the same periods last year on higher revenue offset by unfavorable gross margins and increased operating expenses.
Income from Operations

Income from operations for the three and six months ended April 30, 2014, declined $13 million and increased $5 million, respectively, on corresponding revenue increases of $6 million and $33 million. The resultant year-over-year operating margin decremental for the three months ended April 30, 2014, was 232 percent. The year-over-year operating margin incremental for the six months ended April 30, 2014 was 14 percent. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$432	$408	$847	$807	6%	5%
Net revenue	$411	$401	$828	$795	3%	4%

Chemical analysis orders for the three and six months ended April 30, 2014 grew 6 percent and 5 percent, respectively. Foreign currency movements for the three and six months ended April 30, 2014 had an unfavorable currency impact on orders of 1 percentage point for both periods when compared to the same periods last year. Order results were led by solid performance in GC-MS, ICP-MS, and services. Geographically, orders grew 5 percent in the Americas, 14 percent in Europe, declined 19 percent in Japan, and grew 6 percent in Asia Pacific excluding Japan for the three months ended April 30, 2014 when compared to the same period last year. Orders were flat in the Americas, grew 13 percent in Europe, declined 6 percent in Japan, and grew 5 percent in Asia Pacific excluding Japan for the six months ended April 30, 2014 when compared to the same period last year. Foreign currency movement had an unfavorable impact on Japan orders of 9 percentage points for the three months ended April 30, 2014 and 17 percentage points for the six months ended April 30, 2014, when compared to the same periods last year. In the Americas, both the U.S. and Canada saw strength in the chemical and energy markets, while Europe showed strength due to the overall economy.

Chemical analysis revenues for the three and six months ended April 30, 2014 increased 3 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2014 had an unfavorable impact on revenues of 1 percentage point in both periods when compared to the same periods last year. Similar to orders, revenue growth was led by GC-MS, ICP-MS, and services, tempered by negligible growth in GC and consumables, and declines in vacuum products. Services revenue performance was driven by contract and education revenue, while GC-MS showed strength in the food and environmental markets. Geographically, revenue declined 1 percent in the Americas, grew 15 percent in Europe, grew 14 percent in Japan, and declined 7 percent in Asia Pacific excluding Japan for the three months ended April 30, 2014 when compared to the same period last year. Foreign currency movements had an unfavorable impact on Japan revenue of 13 percentage points for the three months ended April 30, 2014. Revenues were flat in the Americas, up 14 percent in Europe, up 6 percent in Japan, and down 1 percent in Asia Pacific excluding Japan for the six month period ended April 30, 2014 when compared to the same period last year. Foreign currency movements had an unfavorable impact on Japan revenue of 17 percentage points for the six months ended April 30, 2014. Overall, in Japan the macro-economic situation remains positive with the new economic and monetary policies spurring government stimulus growth.

Growth was mixed in core end markets for the three months and six months ended April 30 2014 when compared to the same periods last year. Petrochemical saw low single-digit growth with improvement in the replacement market contributing to the modest growth. Hydraulic fracturing is expected to drive further demand, both in energy and environmental applications, as countries, particularly in Europe, look to reduce dependencies on imports. The food market continues to show strength, with revenue growing double-digits for both the three months and six months ended April 30, 2014, when compared to the same periods last year. Food testing remains strong, driven by global legislation and the desire to protect brand reputation. Environmental market revenue was down mid-single digits for the three months ended April 30, 2014 when compared to the same period last year, and was flat for the six months ended April 30, 2014 when compared to the same period last year. The decline continues to be driven by local and federal government budget constraints. For the three and six months ended April 30, 2014 compared to the same periods last year, forensics saw modest growth with government budgets under pressure. For the three months ended April 30, 2014 compared to the same periods last year, sales of chemical analysis products into life science end markets were negligible.

Looking forward, we will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. In addition, we are focusing on improvements in profitability of our portfolio by refreshing products and consolidating supply chain activities.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Gross margin	52.5%	51.4%	52.3%	51.3%	1 ppt	1 ppt
Operating margin	22.0%	22.1%	22.3%	21.4%	—	1 ppt

(in millions)
Research and development	$25	$23	$50	$47	10%	7%
Selling, general and administrative	$100	$94	$199	$191	6%	4%

Gross margins for products and services for the three and six months ended April 30, 2014 increased by 1 percentage point for both periods compared to the same periods last year. The increase was mainly due to manufacturing transfers to lower cost locations, materials savings, and favorable product mix, offset partially by unfavorable currency movements.

Research and development expenses for the three months ended April 30, 2014 increased 10 percent compared to the same period last year, and 7 percent for the six months ended April 30, 2014 compared to the same period last year. This was due to investments in product and software R&D.

Selling, general, and administrative expenses for the three and six months ended April 30, 2014 increased 6 percent and 4 percent compared to the same period last year. The increase was due to higher infrastructure costs, wage and commissions increases, and investments in sales channel coverage with a continued focus on emerging markets.

Operating margins for products and services for the three and six months ended April 30, 2014 was flat and increased 1 percentage point, respectively, for the same periods last year. The flat and modest growth was due to the increased revenue being offset by increased operating expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2014 increased $1 million and $14 million, respectively, on a corresponding revenue increase of $10 million and $33 million. The resultant year-over-year operating margin incremental for the three and six months ended April 30, 2014 were 16 percent and 43 percent, respectively.

Electronic Measurement

Our electronic measurement business provides electronic measurement solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$782	$701	$1,481	$1,450	11%	2%
Net revenue	$743	$760	$1,414	$1,482	(2)%	(5)%

Electronic measurement orders for the three and six months ended April 30, 2014, increased 11 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on order growth for the three months ended April 30, 2014, and an unfavorable impact of 2 percentage points for the six months ended April 30, 2014. The year-over-year increase in orders for the three months ended April 30, 2014, reflected stronger growth in communications test driven by manufacturing related demand, and a slight increase in general purpose business, including growth in aerospace and defense and industrial, computers and semiconductor test markets. All regions except Japan had double-digit growth for the three months ended April 30, 2014. Asia Pacific excluding Japan grew 21 percent and 9 percent year-over-year for the three and six months ended April 30, 2014, respectively, with strong semiconductor orders and China next generation wireless technology business ("4G"), primarily in base station test supply chain. Europe increased 14 percent and 8 percent year-over-year for the three and six months ended April 30, 2014, respectively, with growth in all markets. Americas grew 12 percent and 2 percent for the three and six months ended April 30, 2014. Growth in communications and aerospace and defense accelerated in the three months ended April 30, 2014. Japan orders decreased 15 percent year-over-year in the three months ended April 30, 2014, including 8 percentage points from unfavorable currency movements and decreased 22 percent year-over-year in the six months ended April 30, 2014 with 11 percentage points from unfavorable currency impact and also weakness primarily in aerospace and defense markets.
Electronic measurement revenue for the three and six months ended April 30, 2014, decreased 2 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue growth for the three months ended April 30, 2014, and an unfavorable impact of 2 percent for the six months ended April 30, 2014. Asia Pacific excluding Japan increased 23 percent and 12 percent year-over-year for the three and six months ended April 30, 2014, respectively, with growth in communication test and industrial, computers, and semiconductor. Americas decreased 19 percent and 17 percent for the three and six months ended April 30, 2014, respectively, with declines in all markets. Japan revenue decreased 12 percent and 14 percent years-over-year for the three and six months ended April 30, 2014, respectively, partly due to unfavorable currency movements; general purpose test declined on soft industrial, computers, and semiconductor related demand partly offset by improvement in aerospace and defense business. Europe declined 1 percent and increased 1 percent for the three and six months ended April 30, 2014, respectively, with relatively flat results across all markets.
General purpose test, representing approximately 66 percent of electronic measurement revenue was flat year-over-year for the three and six months ended April 30, 2014, with growth in industrial, computer, and semiconductor offset by a decline in aerospace defense demand. Aerospace and defense declined year-over-year for the three months and six months ended April 30, 2014, on weaker direct U.S. Government and defense contractor demand in the United States. Revenue did however increase from the first to the second fiscal quarter in 2014. For both the three and six months ended April 30, 2014, our industrial, computers, and semiconductor related business increase was driven by continued investments in next-generation semiconductor process technologies. The computer segment shows early signs of stabilizing adjusting to the emergence of tablets and smart phones.
Communications test, representing approximately 34 percent of electronic measurement revenue declined year-over-year for the three and six months ended April 30, 2014 . Wireless manufacturing was flat year-over year for the three and six months ended April 30, 2014, with strength in 4G base station infrastructure manufacturing offset by continued weakness in handset/device manufacturing. Wireless R&D declined for the three and six months ended April 30, 2014, as spending remains cautious in the short term though long-term new technologies should drive steady demand for R&D test equipment.
Looking forward, the macroeconomic indicators are positive and support modest growth. We expect aerospace and defense business to improve over the next two quarters with increases coming from U.S. Government related spending. We expect continued strength in semiconductor business over the next few quarters based on industry growth projections. The communication test market projections are mixed with base station spending expecting to be steady and handset/device manufacturing projected to remain soft in the near-term.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Gross margin	56.2%	57.1%	56.0%	57.2%	(1) ppt	(1) ppt
Operating margin	19.9%	20.5%	17.7%	19.0%	(1) ppt	(1) ppt

(in millions)
Research and development	$89	$92	$179	$188	(3)%	(5)%
Selling, general and administrative	$181	$186	$362	$379	(2)%	(4)%

Gross margins for products and services for the three and six months ended April 30, 2014, decreased 1 percentage point for both periods, compared to the same periods last year. The decline was partially impacted by lower volume, with the remainder coming from unfavorable currency movements and wage increases.
Research and development expenses for the three and six months ended April 30, 2014, decreased 3 percent and 5 percent, respectively, compared to the same periods last year. Reductions were from lower wages and benefits impacted by cost savings from prior restructuring, lower discretionary spending and the favorable impact of currency movements, partially offset by wage increases
Selling, general and administrative expenses for the three and six months ended April 30, 2014, decreased 2 percent and 4 percent, respectively, compared to the same periods last year. Reductions were from lower infrastructure costs, and the favorable impact of currency movements, partially offset by wage increases.
Operating margins for products and services for the three and six months ended April 30, 2014, decreased 1 percentage point for both periods compared to the same periods last year on lower revenue partially offset by reduced operating expenses. The resultant year-over-year operating margin decremental was 50 percent and 46 percent for these periods, respectively.
Income from Operations

Income from operations for the three and six months ended April 30, 2014, decreased $8 million and $31 million, respectively, on corresponding revenue decreases of $17 million and $68 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2014 consisted of cash and cash equivalents of $2,950 million as compared to $2,675 million as of October 31, 2013.

As of April 30, 2014, approximately $2,228 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $519 million for the six months ended April 30, 2014 compared to cash provided of $560 million for the same period in 2013. In the six months ended April 30, 2014, we paid approximately $48 million under our variable and incentive pay programs, as compared to $58 million paid out during the same period of 2013. Net cash paid for income taxes was approximately $34 million and $54 million in the six months ended April 30, 2014 and 2013, respectively. For the six months ended April 30, 2014 and 2013, other assets and liabilities used cash of $91 million and provided cash of $23 million, respectively. The change in other assets and liabilities was largely the result of payments made under our restructuring program.

In the six months ended April 30, 2014, accounts receivable used cash of $3 million compared to cash used of $3 million for the same period in 2013.  Revenue was flat in the three months ended April 30, 2014 as compared to the same period in 2013. Days’ sales outstanding decreased to 47 days as of April 30, 2014 from 48 days a year ago. Accounts payable provided cash of $44 million for the three months ended April 30, 2014 compared to cash used of $7 million in the same period in 2013. Cash used for inventory was $56 million for the six months ended April 30, 2014 compared to cash used of $53 million for the same period in 2013. Inventory days on-hand increased to 119 days as of April 30, 2014 compared to 112 days as of the end of the same period last year.

We contributed approximately $65 million and $83 million to our defined benefit plans in the six months ended April 30, 2014 and 2013, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $36 million to our defined benefit plans during the remainder of 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities was $102 million for the six months ended April 30, 2014 as compared to net cash used in investing activities of $143 million for the same period of 2013. Investments in property, plant and equipment were $98 million for the six months ended April 30, 2014 compared to $110 million in the same period of 2013. We expect that total capital expenditures for the current year will be approximately $232 million. In the six months ended April 30, 2014, there were no purchases of investments compared with $36 million of purchases of investments including $21 million for equity method investments in the same period last year. Loan to equity method investment was $4 million and zero in the six months ended April 30, 2014 and 2013, respectively. Proceeds from the sale of investments were zero and $11 million in the six months ended April 30, 2014 and 2013, respectively. In the six months ended April 30, 2014, there were $2 million of business acquisitions and intangibles assets, net of cash acquired, compared to $10 million in same period last year.

On April 30, 2014 Agilent entered into a binding sales contract with real estate developers to sell land in U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the third quarter of 2014 we will recognize approximately $11 million gain on sale of land in respect of the first of three land tracts.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2014 was $140 million compared to cash used of $228 million for the same period of 2013.

Treasury stock repurchases

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of April 30, 2014, there were no remaining amounts to be repurchased under the 2013 program.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the six months ended April 30, 2014, we repurchased 3 million shares for $150 million. For the six months ended April 30, 2013, 5 million shares were repurchased for $219 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the six months ended April 30, 2014, we paid cash dividends of $0.264 per common share or $88 million on the company's common stock. During the six months ended April 30, 2013, we paid cash dividends of $0.22 per common share or $76 million on the company's common stock. On May 21, 2014 our board of directors declared a quarterly cash dividend of $0.132 per share of common stock, or approximately $44 million which will be paid on July 23, 2014 to all shareholders of record at close of business on July 1, 2014.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of April 30, 2014 the company had no borrowings outstanding under the facility.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes and mortgage debt in the six months ended April 30, 2014 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Other

There were no substantial changes from our 2013 Annual Report on Form 10-K, to our contractual commitments in the first six months of 2014. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $278 million and $341 million of liabilities related to uncertain tax positions as of April 30, 2014 and October 31, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit adjustment.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 61 percent and 59 percent of our revenues were generated in U.S. dollars during the three months ended April 30, 2014 and 2013, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2014, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2014, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales.  Based on our investigation and our interactions with the DOD IG, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of April 30, 2014, we have accrued for this matter based on our current understanding.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the U.S. Slower global economic growth and uncertainty in the markets in which we operate may adversely impact our business resulting in:

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

In September 2013, we announced a plan to separate into two independent public companies through a spin-off of our electronic measurement business.  Unanticipated developments, including possible delays in obtaining various tax rulings, regulatory approvals or clearances and trade qualifications, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected.  Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off.  Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate.  Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business.  Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred, and the dividend yield is likely to decrease.

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

We are subject to extensive regulation by the U.S. FDA and certain similar foreign regulatory agencies, and failure to comply with such regulations could harm our reputation, business, financial condition and results of operations.

A number of our products from our chemical analysis and life sciences and diagnostics businesses are subject to regulation by the United States Food and Drug Administration ("FDA") and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters, adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

In August 2013, Dako Denmark A/S received a warning letter from the FDA relating to its quality management processes at our Glostrup facility. Although we are committed to addressing the issues raised by the FDA, there can be no assurance that the FDA will be satisfied with the steps we have taken to address the issues or that the FDA will not raise additional areas of concern. We may be subject to additional regulatory action by the FDA, including import bans, seizures, injunction and/or civil penalties and any such actions could have an adverse impact on our business, financial position and results of operations.

Some of our chemical analysis and life sciences and diagnostics products are exposed to particular complex regulations such as regulations of toxic substances and failure to comply with such regulations could harm our business.

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

The electronic measurement and life sciences industries are intensely competitive and have been subject to increasing consolidation. For instance, Thermo Fisher Scientific completed its acquisitions of Life Technologies in February 2014, Doe & Ingalls in May 2012 and One Lambda in September 2012; Danaher Corporation completed its acquisition of IRIS International in November 2012 and PerkinElmer completed its acquisition of Haoyuan Biotech in November 2012. Consolidation in our industries could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Although the cash generated in the United States from our operations should cover our normal operating requirements and debt service requirements, a substantial amount of additional cash is required for special purposes such as the maturity of our debt obligations, our stock repurchase program, our declared dividends and acquisitions of third parties. Our business operating results, financial condition, and strategic initiatives could be adversely impacted if we were unable to address our U.S. cash requirements through the efficient and timely repatriations of overseas cash or other sources of cash obtained at an acceptable cost.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding an aggregate principal amount of $2.6 billion in senior unsecured notes and a $47 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in October 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2014, we had cash and cash equivalents of approximately $3.0 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2014.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
Feb. 1, 2014 through Feb. 28, 2014	889,484	$56.19	889,484	N/A
Mar 1, 2014 through Mar. 31, 2014	—	$—	—	N/A
Apr. 1, 2014 through Apr. 30, 2014	—	$—	—	N/A
Total	889,484	$—	889,484

(1)
On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

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

Dated:	June 4, 2014	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 4, 2014	By:	/s/ Solange Glaize
Solange Glaize
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Form of New Section 16 Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers and Senior Vice Presidents (other than the Company’s Chief Executive Officer).*

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 11.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.