Form 10-Q
period 2014-07-31
AGILENT TECHNOLOGIES INC
filed 2014-09-02
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2014
COMMON STOCK, $0.01 PAR VALUE	333,512,738

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net revenue:
Products	$1,438	$1,335	$4,209	$4,139
Services and other	328	317	967	925
Total net revenue	1,766	1,652	5,176	5,064
Costs and expenses:
Cost of products	671	625	1,949	1,936
Cost of services and other	181	171	531	501
Total costs	852	796	2,480	2,437
Research and development	177	171	530	531
Selling, general and administrative	508	449	1,509	1,430
Total costs and expenses	1,537	1,416	4,519	4,398
Income from operations	229	236	657	666
Interest income	3	2	7	5
Interest expense	(28)	(27)	(87)	(77)
Other income (expense), net	(20)	1	(16)	11
Income before taxes	184	212	561	605
Provision for income taxes	37	44	80	92
Net income	$147	$168	$481	$513

Net income per share:
Basic	$0.44	$0.50	$1.44	$1.49
Diluted	$0.43	$0.49	$1.42	$1.47

Weighted average shares used in computing net income per share:
Basic	334	339	333	344
Diluted	338	343	338	348

Cash dividends declared per common share	$0.132	$0.12	$0.396	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Net income	$147	$168	$481	$513
Other comprehensive income (loss):
Unrealized gain on investments, net of tax (expense) benefit of $(2), $(1), $(1) and $(2)	8	4	8	5
Amounts reclassified into earnings related to investments, net of tax of zero	(1)	—	(1)	—
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(1), $3, $0 and $(2)	2	(4)	1	7
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) benefit of $0, $1, $(1) and $3	1	(3)	1	(8)
Foreign currency translation, net of tax (expense) benefit of $(1), $9, $(1) and $13	(92)	(32)	(59)	(87)
Net defined benefit pension cost and post retirement plan costs:
Amortization of actuarial net loss, net of tax (expense) of $(4),$(6), $(10) and $(16)	11	15	36	45
Amortization of net prior service benefit, net of tax benefit of $4, $4, $12 and $12	(8)	(8)	(24)	(24)
Other comprehensive loss	(79)	(28)	(38)	(62)
Total comprehensive income	$68	$140	$443	$451

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,391	$2,675
Accounts receivable, net	891	899
Inventory	1,099	1,066
Other current assets	453	343
Total current assets	4,834	4,983
Property, plant and equipment, net	1,142	1,134
Goodwill	3,012	3,047
Other intangible assets, net	758	916
Long-term investments	164	139
Other assets	470	467
Total assets	$10,380	$10,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402	$432
Employee compensation and benefits	365	401
Deferred revenue	447	439
Short-term debt	35	—
Other accrued liabilities	330	330
Total current liabilities	1,579	1,602
Long-term debt	2,181	2,699
Retirement and post-retirement benefits	235	294
Other long-term liabilities	745	802
Total liabilities	4,740	5,397
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 606 million shares at July 31, 2014 and 602 million shares at October 31, 2013 issued	6	6
Treasury stock at cost; 273 million shares at July 31, 2014 and 269 million shares at October 31, 2013	(9,807)	(9,607)
Additional paid-in-capital	8,898	8,723
Retained earnings	6,487	6,073
Accumulated other comprehensive income	53	91
Total stockholders' equity	5,637	5,286
Non-controlling interest	3	3
Total equity	5,640	5,289
Total liabilities and equity	$10,380	$10,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net income	$481	$513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	291	277
Accelerated amortization of interest rate swap gain (due to early redemption of debt)	(8)	—
Share-based compensation	77	66
Excess tax benefit from share-based plans	(3)	(2)
Deferred taxes	18	1
Excess and obsolete inventory related charges	39	36
Other non-cash expenses, net	(6)	8
Changes in assets and liabilities:
Accounts receivable	—	31
Inventory	(73)	(81)
Accounts payable	(29)	(47)
Employee compensation and benefits	(32)	(37)
Other assets and liabilities	(208)	10
Net cash provided by operating activities	547	775

Cash flows from investing activities:
Investments in property, plant and equipment	(162)	(163)
Proceeds from sale of property, plant and equipment	14	2
Payment to acquire equity method investment	(25)	(21)
Change in restricted cash and cash equivalents, net	1	—
Purchase of other investments	—	(15)
Proceeds from sale of investments	1	11
Proceeds from divestitures	2	—
Acquisitions of businesses and intangible assets, net of cash acquired	(3)	(11)
Net cash used in investing activities	(172)	(197)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	136	116
Payment of dividends	(132)	(117)
Purchase of non-controlling interest	—	(3)
Excess tax benefit from share-based plans	3	2
Issuance of senior notes	—	597
Debt issuance costs	—	(5)
Proceeds from short-term borrowings	35	—
Proceeds from revolving credit facility	50	—
Repayment of revolving credit facility	(50)	—
Repayment of senior notes	(500)	(250)
Treasury stock repurchases	(200)	(900)
Net cash used in financing activities	(658)	(560)

Effect of exchange rate movements	(1)	(39)

Net decrease in cash and cash equivalents	(284)	(21)

Cash and cash equivalents at beginning of period	2,675	2,351
Cash and cash equivalents at end of period	$2,391	$2,330
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

Agilent Separation. On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. As the next part of the separation, Agilent transferred substantially all of the assets, liabilities and operations of the electronic measurement business to Keysight as of August 1, 2014. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of July 31, 2014 and October 31, 2013, condensed consolidated statement of comprehensive income for the three and nine months ended July 31, 2014 and 2013, condensed consolidated statement of operations for the three and nine months ended July 31, 2014 and 2013, and condensed consolidated statement of cash flows for the nine months ended July 31, 2014 and 2013.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $88 million and $112 million as of July 31, 2014 and October 31, 2013, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and nine months ended July 31, 2014 and 2013.

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

In July 2012, the Financial Accounting Standards Board ("FASB") simplified the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. The changes are to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and nine months ended July 31, 2014. In the three and nine months ended July 31, 2013, we recorded an impairment of zero and $1 million, respectively, due to the cancellation of an IPR&D project within our electronic measurement business.

 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued guidance related to the enhanced disclosures that will enable the users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments require improved information about financial instruments and derivative instruments that are either offset or subject to enforceable master netting arrangements or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance in the first quarter of 2014. There was no impact to our consolidated financial statements due to the adoption of this guidance.

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

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In June 2014, the FASB issued an amendment to the accounting guidance relating to share-based compensation to resolve what it saw as diverse accounting treatment of certain awards. With this amendment, the FASB has given explicit guidance to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting rather than as a non-vesting condition that affects the grant-date fair value of an award. The new guidance is effective for annual periods beginning after December 15, 2015 and for the interim periods within those annual periods. Earlier adoption is permitted. We are evaluating the impact of adopting this prospective guidance to our consolidated financial statements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Cost of products and services	$5	$4	$19	$15
Research and development	2	3	11	10
Selling, general and administrative	13	11	49	43
Total share-based compensation expense	$20	$18	$79	$68

At July 31, 2014 and October 31, 2013, there was no share-based compensation capitalized within inventory. For the three and nine months ended July 31, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively. For the three and nine months ended July 31, 2013 , the windfall tax benefit realized from exercised stock options and similar awards was zero and $2 million. During the three months ended July 31, 2014 an out of period adjustment was recorded to reverse previously recognized windfall tax benefits in the amount of $23 million. Approximately $11 million of the reversal was related to the favorable settlement of a tax authority examination in the three months ended January 31, 2014. The remainder resulted from the correction of the computation of cash tax benefit realized in prior years. The correction is not considered material to current or prior periods.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Stock Option Plans:
Weighted average risk-free interest rate	1.7%	—	1.7%	0.9%
Dividend yield	1%	—	1%	1%
Weighted average volatility	38%	—	39%	39%
Expected life	5.8 yrs	—	5.8 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	36%	37%	36%	37%
Volatility of selected peer-company shares	13%-57%	6%-64%	13%-57%	6%-64%
Price-wise correlation with selected peers	47%	49%	47%	49%

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

4.     INCOME TAXES

The company’s effective tax rate was 20 percent and 14 percent for the three and nine months ended July 31, 2014, respectively. The company's effective tax rate was 21 percent and 15 percent for the three and nine months ended July 31, 2013, respectively.

The income tax provision for the three months and nine months ended July 31, 2014 included a net discrete expense of $1 million and a net discrete benefit of $13 million, respectively. The net discrete tax expense for the three months ended July 31, 2014 included $7 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight, $4 million of tax expense related primarily to the return to provision adjustments in the U.S., and a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes. In addition, we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of tax basis of land in the U.K. and a $3 million tax expense to correct tax related balance sheet accounts.

In the nine months ended July 31, 2014, the net discrete tax benefit included $15 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight, $35 million tax benefit primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. There were out of period adjustments totaling $6 million of net tax expense composed of $12 million tax expense recorded in the second quarter of fiscal 2014 for corrections to transfer pricing for tax years 2012 and 2013 in addition to the out of period adjustments totaling $6 million net tax benefit mentioned in the paragraph above. The corrections are not considered material to current or prior periods.

The income tax provision for the three and nine months ended July 31, 2013 included net discrete tax expense of $18 million and $22 million, respectively. The net discrete tax expense for the three months ended July 31, 2013 was primarily driven by a $7 million decrease in deferred tax assets due to a reduction in the statutory tax rate in the U.K. and $7 million additional tax expense due to return to provision adjustments associated with the filing of the 2012 tax returns in various jurisdictions. The net discrete tax expense for the nine months ended July 31, 2013 was primarily driven by the above mentioned $18 million discrete charges recognized in the third quarter of 2013 and a $12 million out of period adjustment to tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years; partially offset by a $7 million discrete tax benefit, recognized in the first quarter of 2013, due to research and development tax credits relating to the company's prior fiscal year.

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

In connection with the settlement of the 2006-2007 IRS audit, we identified during the first quarter of fiscal year 2014 an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error by reducing long-term tax liabilities and increasing retained earnings by $65 million in the first quarter of fiscal 2014. The correction had no impact on net income or cash flows in any prior period and is not considered material to total liabilities or equity in any prior period.

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

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Numerator:
Net income	$147	$168	$481	$513
Denominator:
Basic weighted-average shares	334	339	333	344
Potential common shares— stock options and other employee stock plans	4	4	5	4
Diluted weighted-average shares	338	343	338	348

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2014, no options to purchase shares were excluded from the calculation of diluted earnings per share as compared to 5,600 shares for the three and nine months ended July 31, 2013. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and nine months ended July 31, 2014 we excluded an additional 125,900 shares and 480,300 shares as compared to 15,500 and 22,500 additional shares excluded for the three and nine months ended July 31, 2013, respectively.

6. INVENTORY

	July 31, 2014	October 31, 2013
	(in millions)
Finished goods	$576	$552
Purchased parts and fabricated assemblies	523	514
Inventory	$1,099	$1,066

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2014:

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2013	$1,883	$745	$419	$3,047
Foreign currency translation impact	(19)	(2)	(14)	(35)
Goodwill arising from acquisitions/adjustments	—	—	—	—
Goodwill as of July 31, 2014	$1,864	$743	$405	$3,012

The components of other intangibles as of July 31, 2014 and October 31, 2013 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2013:
Purchased technology	$1,019	$460	$559
Backlog	14	14	—
Trademark/Tradename	176	40	136
Customer relationships	401	215	186
Total amortizable intangible assets	1,610	729	881
In-Process R&D	35	—	35
Total	$1,645	$729	$916
As of July 31, 2014:
Purchased technology	1,026	556	470
Backlog	14	14	—
Trademark/Tradename	175	50	125
Customer relationships	399	259	140
Total amortizable intangible assets	1,614	879	735
In-Process R&D	23	—	23
Total	$1,637	$879	$758

During the nine months ended July 31, 2014, there were no additions to goodwill and there were no additions to other intangible assets. During the nine months ended July 31, 2014, other intangible assets decreased $8 million, due to the impact of foreign exchange translation. We also transferred $11 million excluding currency movements from in-process R&D to purchased technology in the nine months ended July 31, 2014, as projects were completed.

During the nine months ended July 31, 2013, we recorded additions to goodwill of $10 million and additions to other intangible assets of $1 million primarily related to the acquisition of two businesses. We also transferred $148 million from in-process R&D to purchased technology in the nine months ended July 31, 2013, as projects were completed. We recorded an impairment of $1 million in the nine months ended July 31, 2013 due to the cancellation of an IPR&D project.

Amortization of intangible assets was $48 million and $150 million for the three and nine months ended July 31, 2014, respectively. Amortization of intangible assets was $48 million and $149 million for the three and nine months ended July 31, 2013, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $47 million for the remainder of 2014, $183 million for 2015, $156 million for 2016, $107 million for 2017, $72 million for 2018, $56 million for 2019, and $114 million thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2014 were as follows:

		Fair Value Measurement at July 31, 2014 Using
	July 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,582	$1,582	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	49	49	—	—
Available-for-sale investments	33	33	—	—
Total assets measured at fair value	$1,670	$1,664	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—
Long-term
Deferred compensation liability	49	—	49	—
Total liabilities measured at fair value	$58	$—	$58	$—

Assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,968	$1,968	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	51	51	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,051	$2,044	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	51	—	51	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Impairment of Investments. There were no impairments for investments for the three and nine months ended July 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income during the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Long-lived assets held and used	$—	$1	$—	$2
Long-lived assets held for sale	$—	$—	$—	$1

For the three and nine months ended July 31, 2014, there were no impairments of long-lived assets held and used. For the three and nine months ended July 31, 2013, long-lived assets held and used with a carrying value of $1 million and $2 million, respectively, were written down to their fair value of zero. For the three and nine months ended July 31, 2014, there were no impairments of long-lived assets held for sale. For the three months ended July 31, 2013, there were no impairments of long-lived assets held for sale. For the nine months ended July 31, 2013, long-lived assets held for sale with a carrying value of $3 million were written down to their fair value of $2 million. Fair value for the impaired long-lived assets was measured using level 2 inputs and impairments were included in net income for the period stated.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of July 31, 2014, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The gain to be amortized at July 31, 2014 was $18 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2014 was $23 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes. On July 14, 2014 we prepaid our 2015 senior notes and amortized the remaining $8 million of deferred gain on the terminated interest rate swap related to those senior notes to other income (expense), net. For more information see note 14, "Long-term debt".

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2014 and 2013 was not significant. For the three and nine months ended July 31, 2014 and 2013 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2014, was $6 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2014.

There were 117 foreign exchange forward contracts and 10 foreign exchange option contracts open as of July 31, 2014 and designated as cash flow hedges. There were 128 foreign exchange forward contracts open as of July 31, 2014 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2014 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$35	$—	$(259)
British Pound	12	—	(2)
Canadian Dollar	30	—	—
Australian Dollar	(9)	—	(3)
Malaysian Ringgit	(95)	—	—
Japanese Yen	125	68	5
Other	25	—	(18)
Totals	$123	$68	$(277)

The notional amounts within derivatives not designated as hedging instruments include forward cross currency contracts of Danish Krone equivalent of $61 million to sell Euro.

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2014 and October 31, 2013 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2014	October 31, 2013	Balance Sheet Location	July 31, 2014	October 31, 2013
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$4	Other accrued liabilities	$2	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$3	Other accrued liabilities	$7	$2
Total derivatives	$6	$7		$9	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$3	$(7)	$1	$9
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$4	$(2)	$11
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(9)	$2	$(6)	$—

The estimated amount of existing net loss at July 31, 2014 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $2 million.

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

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 650 positions. Within the U.S., we have substantially completed these restructuring activities. Internationally, we expect to complete the majority of these restructuring activities by the end of the first quarter of fiscal 2015. As of July 31, 2014, approximately 140 employees are pending termination under the above actions.

A summary of the activity in the condensed consolidated statement of operations resulting from all restructuring activities is shown in the table below:

Workforce
Reduction
(in millions)
Balance as of October 31, 2013	$24
Income statement expense reversal	(4)
Cash payments	(14)
Balance as of July 31, 2014	$6

The restructuring reversal of $4 million recorded during the nine months ended July 31, 2014 related to approximately 50 employees that have been redeployed within the company as a result of the separation announcement. The restructuring accruals which totaled $6 million at July 31, 2014, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the activity in the condensed consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Cost of products and services	$—	$1	$(1)	$19
Research and development	—	1	(1)	9
Selling, general and administrative	—	(1)	(2)	28
Total restructuring and other related costs	$—	$1	$(4)	$56

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2014 and 2013, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost—benefits earned during the period	$12	$11	$9	$9	$1	$1
Interest cost on benefit obligation	8	6	19	17	3	3
Expected return on plan assets	(16)	(13)	(30)	(24)	(6)	(5)
Amortization:
Actuarial losses	—	3	11	13	4	4
Prior service cost	(3)	(3)	—	—	(9)	(9)
Total net plan costs	$1	$4	$9	$15	$(7)	$(6)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost—benefits earned during the period	$36	$33	$27	$27	$3	$3
Interest cost on benefit obligation	24	18	56	52	9	9
Expected return on plan assets	(48)	(39)	(88)	(73)	(17)	(15)
Amortization:
Actuarial losses	—	10	33	41	11	13
Prior service cost	(9)	(9)	—	—	(27)	(26)
Total net plan costs	$3	$13	$28	$47	$(21)	$(16)

We contributed zero and $30 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2014, respectively. We also contributed $19 million and $54 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2014, respectively.

We contributed zero and $30 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2013, respectively. We also contributed $19 million and $72 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2013, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2014 and we expect to contribute$19 million to our non-U.S. defined benefit plans during the remainder of 2014.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2014	2013
	(in millions)
Beginning balance as of November 1	$69	$60
Accruals for warranties including change in estimate	65	69
Settlements made during the period	(58)	(64)
Ending balance as of July 31	$76	$65

Accruals for warranties due within one year	$55	$48
Accruals for warranties due after one year	21	17
Ending balance as of July 31	$76	$65

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and now will be discussing the matter with the Department of Justice Civil Division (“DOJ”). Based on our investigation and our interactions with the DOD IG and DOJ, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of July 31, 2014, we have accrued for this matter based on our current understanding.

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

13. SHORT-TERM DEBT

Credit Facilities

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. For the nine months ended July 31, 2014 we borrowed $50 million under the facility and repaid $50 million by July 31, 2014. As of July 31, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. No borrowings were outstanding under the facility as of July 31, 2014.

Short- Term Loan

On July 10, 2014, a wholly owned subsidiary of Agilent in India entered into a short-term loan agreement with a financial institution, which provides up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan will be used for general corporate purposes on a short-term basis and interest will be paid monthly.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2014			October 31, 2013
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$—	$—	$—	$500	$12	$512
2017 Senior Notes	599	18	617	599	22	621
2020 Senior Notes	499	23	522	498	26	524
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	597	—	597
Total	$2,095	$41	$2,136	$2,593	$60	$2,653

On July 14, 2014, we settled the redemption of the outstanding aggregate principal amount of our 5.5% senior notes (“2015 senior notes”) due September 14, 2015, that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included the $500 million principal amount and a $28 million prepayment penalty, computed in accordance with the terms of the 2015 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest. The prepayment penalty less full amortization of previously deferred interest rate swap gain of approximately $8 million was disclosed in other income (expense), net in the condensed consolidated statement of operations. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the other senior notes, detailed in the table above, in the three and nine months ended July 31, 2014 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2014 and October 31, 2013 are detailed above.

Other Debt

As of July 31, 2014, and as a result of the Dako acquisition, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $45 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of July 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

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

For the nine months ended July 31, 2014, we repurchased 4 million shares for $200 million. For the nine months ended July 31, 2013, 20 million shares were repurchased for $900 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the nine months ended July 31, 2014, we paid cash dividends of $0.396 per common share or $132 million on the company's common stock. During the nine months ended July 31, 2013, we paid cash dividends of $0.34 per common share or $117 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component and related tax effects for the three and nine months ended July 31, 2014 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2014	$7	$458	$238	$(570)	$(1)	$132

Other comprehensive income (loss) before reclassifications	10	(91)	—	—	3	(78)

Amounts reclassified out of accumulated other comprehensive income	(1)	—	(12)	15	1	3

Tax (expense) benefit	(2)	(1)	4	(4)	(1)	(4)

Other comprehensive income (loss)	7	(92)	(8)	11	3	(79)

As of July 31, 2014	$14	$366	$230	$(559)	$2	$53

As of October 31, 2013	$7	$425	$254	$(595)	$—	$91

Other comprehensive income (loss) before reclassifications	9	(58)	—	—	1	(48)

Amounts reclassified out of accumulated other comprehensive income	(1)	—	(36)	46	2	11

Tax (expense) benefit	(1)	(1)	12	(10)	(1)	(1)

Other comprehensive income (loss)	7	(59)	(24)	36	2	(38)

As of July 31, 2014	$14	$366	$230	$(559)	$2	$53

Reclassifications out of accumulated other comprehensive income for the three and nine months ended July 31, 2014 and 2013 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income components	from other comprehensive income				statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Unrealized gain on equity securities	$1	$—	$1	$—	Other income (expense), net
	1	—	1	—	Total before income tax
	—	—	—	—	Provision for income tax
	1	—	1	—	Total net of income tax

Unrealized gains and (losses) on derivatives	(1)	4	(2)	11	Cost of products
	(1)	4	(2)	11	Total before income tax
	—	(1)	1	(3)	(Provision)/benefit for income tax
	(1)	3	(1)	8	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(15)	(21)	(46)	(61)
Prior service benefit	12	12	36	36
	(3)	(9)	(10)	(25)	Total before income tax
	—	2	—	4	Benefit for income tax
	(3)	(7)	(10)	(21)	Total net of income tax

Total reclassifications for the period	$(3)	$(4)	$(10)	$(13)

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
Our electronic measurement business provides electronic measurement solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronic components and equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Three months ended July 31, 2014:
Total net revenue	$592	$417	$757	$1,766
Segment income from operations	$93	$97	$149	$339
Three months ended July 31, 2013:
Total net revenue	$564	$387	$701	$1,652
Segment income from operations	$91	$83	$129	$303

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Nine months ended July 31, 2014:
Total net revenue	$1,760	$1,245	$2,171	$5,176
Segment income from operations	$269	$281	$399	$949
Nine months ended July 31, 2013:
Total net revenue	$1,699	$1,182	$2,183	$5,064
Segment income from operations	$262	$253	$410	$925

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(in millions)
Total reportable segments’ income from operations	$339	$303	$949	$925
Restructuring (charges) reversals	—	(1)	4	(56)
Asset impairments	—	(1)	—	(3)
Transformational initiatives	(7)	(8)	(18)	(14)
Amortization of intangibles	(48)	(48)	(150)	(149)
Acquisition and integration costs	(2)	(6)	(11)	(22)
Pre-separation costs	(62)	—	(123)	—
Other	9	(3)	6	(15)
Interest income	3	2	7	5
Interest expense	(28)	(27)	(87)	(77)
Other income (expense), net	(20)	1	(16)	11
Income before taxes, as reported	$184	$212	$561	$605

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Assets:
As of July 31, 2014	$4,305	$1,791	$1,963	$8,059
As of October 31, 2013	$4,291	$1,756	$1,997	$8,044

17. LAND SALE

On April 30, 2014, Agilent entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the three and nine months ended July 31, 2014 we recognized $11 million gain on sale of land in respect of the first of three land tracts in selling, general and administrative expenses. The property transfers to Keysight at distribution and the two remaining future payments in November 2015 and November 2016 from the developers will become due to and collected by Keysight.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, pre-separation expenses, transaction expenses related to the separation, post-separation expenses, our stock repurchase program, our declared dividends, annual meeting of stockholders ' proposals, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. As the next part of the separation, Agilent transferred substantially all of the assets, liabilities and operations of the electronic measurement business to Keysight as of August 1, 2014. The separation is expected to occur through a tax-free pro rata distribution of Keysight shares to Agilent shareholders and is expected to be completed early in November 2014. We expect to incur pre-separation expenses of approximately $180 million in fiscal 2014 and have incurred approximately $123 million of pre-separation expense in the nine months ended July 31, 2014. Pre-separation costs include all incremental expenses  incurred or expected to be incurred by Agilent in order to effect the separation until the planned distribution date, early in November 2014. They also include the cost of all new employees recruited in fiscal 2014 to operate the two separate companies. In the nine months ended July 31, 2014, we incurred $21 million of non-operating expenses related to the redemption of Agilent's debt obligations as part of our debt repositioning ahead of the distribution of Keysight. We also expect to incur, upon separation, transaction expenses, which, among other things, relate to investment banking and other advisory fees as well as tax costs related to the distribution. Finally, we expect to incur some post-separation expenses until the final separation of and optimization of all IT systems during fiscal 2015.

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

Total orders for the three and nine months ended July 31, 2014 increased 9 percent and 5 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2014, had a favorable impact of approximately 1 percentage point and no impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2014, life sciences and diagnostics increased 11 percent, chemical analysis orders increased 8 percent and electronic measurement orders increased 7 percent when compared to the same period last year. For the nine months ended July 31, 2014, life sciences and diagnostics increased 5 percent, chemical analysis orders increased 6 percent and electronic measurement orders increased 4 percent when compared to the same period last year.

Net revenue of $1,766 million and $5,176 million for the three and nine months ended July 31, 2014, respectively, increased 7 percent and 2 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2014 had a favorable impact of approximately 1 percentage point and an unfavorable impact of approximately 1 percentage point, respectively, when compared to the same periods last year. Revenue grew 5 percent and 4 percent in the life sciences and diagnostics business for the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Increased revenue in the three and nine months ended July 31, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology as well as the clinical and diagnostics markets. Also within the life sciences and diagnostics business life science research into academic and government markets showed slight growth in the three months ended July 31, 2014, but declined in the nine months ended July 31, 2014 when compared to same periods last year. Revenue increased 8 percent and 5 percent within the chemical analysis business in the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Revenue generated within food safety, forensics and environmental markets increased in both the three and nine months ended July 31, 2014 when compared to the same periods last year. Revenue from chemical and energy markets was more mixed with a slight decline in the three months ended July 31, 2014 and modest growth in the nine months ended July 31, 2014. Electronic measurement revenue increased 8 percent and decreased 1 percent in the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets increased in the three months ended July 31, 2014, but decreased in the nine months ended July 31, 2014 when compared to the same periods last year. The remainder of the general purpose market (computers, semiconductor and industrial) was flat in the in the three months ended July 31, 2014 and grew slightly in the nine months ended July 31, 2014 when compared to the same periods last year. In addition, electronic measurement saw growth in revenue within the wireless R&D test market in the three months ended July 31, 2014 whereas the nine months ended July 31, 2014 showed a slight decline when compared to the same periods last year. The revenue within the wireless manufacturing market increased strongly in the three months ended July 31, 2014 and showed moderate growth in the nine months ended July 31, 2014 when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2014 was $147 million and $481 million, respectively, compared to $168 million and $513 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2014, we generated $547 million of cash from operations compared with $775 million generated in the same period last year.

For the nine months ended July 31, 2014, cash dividends of $132 million were paid on the company's outstanding common stock. For the nine months ended July 31, 2013, cash dividends of $117 million were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On July 14, 2014, we settled the redemption of all $500 million outstanding aggregate principal amount of our 5.5% senior notes ("2015 senior notes") due September 14, 2015 that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included a $28 million prepayment penalty offset by the amortization of a deferred gain on the terminated interest rate swap related to those senior notes of approximately $8 million. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the nine months ended July 31, 2014, we repurchased 4 million shares for $200 million.

Looking forward, we expect that our electronic measurement business will continue to maintain its growth position for the remainder of this fiscal year. We expect positive trends to continue in our other businesses as we continue to invest in research and development and to improve our applications and solutions portfolio through the introduction of new products.

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

In fiscal year 2013, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the following three reporting units, as of September 30, 2013: the chemical analysis segment, the electronic measurement segment, and the reporting unit relating to life sciences. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. We performed a quantitative test for goodwill impairment of the reporting unit related to our diagnostics business as of September 30, 2013. Based on the results of our quantitative testing, the fair value was significantly in excess of the carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and nine months ended July 31, 2014 and 2013.

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

In July 2012, the Financial Accounting Standards Board simplified the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. The changes are to reduce compliance costs. Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2013. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and nine months ended July 31, 2014. In the three and nine months ended July 31, 2013, we recorded an impairment of zero and $1 million, respectively, due to the cancellation of an IPR&D project within our electronic measurement business.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At July 31, 2014, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

For the nine months ended July 31, 2014 we reversed $4 million associated with employees that have been redeployed within the company. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete the majority of these restructuring activities by the end of the first quarter of fiscal 2015. As of July 31, 2014, approximately 140 employees are pending termination and approximately $43 million was been paid under the above actions. In the three and nine months ended July 31, 2014 we have realized the expected savings within our business operations as a result of these restructuring activities.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$1,739	$1,600	$5,229	$4,998	9%	5%
Net revenue:
Products	$1,438	$1,335	$4,209	$4,139	8%	2%
Services and other	328	317	967	925	3%	5%
Total net revenue	$1,766	$1,652	$5,176	$5,064	7%	2%

Total orders for the three and nine months ended July 31, 2014 increased 9 percent and 5 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2014, had a favorable impact of approximately 1 percentage point and no impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2014, life sciences and diagnostics increased 11 percent, chemical analysis orders increased 8 percent and electronic measurement orders increased 7 percent when compared to the same period last year. For the nine months ended July 31, 2014, life sciences and diagnostics increased 5 percent, chemical analysis orders increased 6 percent and electronic measurement orders increased 4 percent when compared to the same period last year.

Net revenue of $1,766 million and $5,176 million for the three and nine months ended July 31, 2014, respectively, increased 7 percent and 2 percent, respectively, when compared to the same periods last year.  Foreign currency movements for the three and nine months ended July 31, 2014 had a favorable impact of approximately 1 percentage point and an unfavorable impact of approximately 1 percentage point, respectively, when compared to the same periods last year. Revenue grew 5 percent and 4 percent in the life sciences and diagnostics business for the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Increased revenue in the three and nine months ended July 31, 2014 was led by demand for products, consumables and services in pharmaceutical and biotechnology as well as the clinical and diagnostics markets. Also within the life sciences and diagnostics business life science research into academic and government markets showed slight growth in the three months ended July 31, 2014, but declined in the nine months ended July 31, 2014 when compared to same periods last year. Revenue increased 8 percent and 5 percent within the chemical analysis business in the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Revenue generated within food safety, forensics and environmental markets increased in both the three and nine months ended July 31, 2014 when compared to the same periods last year. Revenue from chemical and energy markets was more mixed with a slight decline in the three months ended July 31, 2014 and modest growth in the nine months ended July 31, 2014. Electronic measurement revenue increased 8 percent and decreased 1 percent in the three and nine months ended July 31, 2014, respectively, when compared to the same periods last year. Within electronic measurement, revenue from aerospace and defense markets increased in the three months ended July 31, 2014, but decreased in the nine months ended July 31, 2014 when compared to the same periods last year. The remainder of the general purpose market (computers, semiconductor and industrial) was flat in the in the three months ended July 31, 2014 and grew slightly in the nine months ended July 31, 2014 when compared to the same periods last year. In addition, electronic measurement saw growth in revenue within the wireless R&D test market in the three months ended July 31, 2014 whereas the nine months ended July 31, 2014 showed a slight decline when compared to the same periods last year. The revenue within the wireless manufacturing market increased strongly in the three months ended July 31, 2014 and showed moderate growth in the nine months ended July 31, 2014 when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 3 percent and 5 percent in the three and nine months ended July 31, 2014, respectively, compared to the same periods last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three and nine months ended July 31, 2014 when compared to the same periods last year due to increased service contract renewals and laboratory productivity services, but revenue from the sale of extended warranties within our electronic measurement business declined due to the extension of standard terms from one year to three years in  2013.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
Total gross margin	51.7%	51.8%	52.1%	51.9%	—	—
Operating margin	13.0%	14.3%	12.7%	13.2%	(1)ppt	(1)ppt

(in millions)
Research and development	$177	$171	$530	$531	4%	—
Selling, general and administrative	$508	$449	$1,509	$1,430	13%	6%

Total gross margins for the three and nine months ended July 31, 2014 were flat in both periods when compared to the same periods last year. Gross margins in our life sciences and diagnostics business were flat, up in our chemicals analysis business and down slightly within our electronic measurement business in the three and nine months ended July 31, 2014 when compared to the same periods last year. There were changes in gross margin due product mix, including a refreshed product portfolio within the chemical analysis business, offset by increases in inventory charges and the impact of wages and benefits which resulted in gross margins being unchanged from the prior periods. Operating margins declined by 1 percentage point in both the three and nine months ended July 31, 2014 when compared to the same periods last year. The overall decline in operating margin for the three and nine months ended July 31, 2014 was partially due to pre-separation costs. Operating margins within our life sciences and diagnostics business was flat and in the chemical analysis business operating margins increased in the three and nine months ended July 31, 2014. Within electronic measurement operating margins increased in the three months but was flat for the nine months ended July 31, 2014 when compared to the same periods last year.

Research and development expenses increased 4 percent and was flat in the three and nine months ended July 31, 2014, respectively, compared to the same periods last year. For both the three and nine months ended July 31, 2014 R&D expenditure increased within our life sciences and diagnostics and chemical analysis businesses with investments for product and software R&D together with wage increases. Within our electronic measurement business R&D costs increased slightly in the three months ended July, 31 2014 as discretionary expenditure increased partially offset by lower wages and benefits. In the nine months ended July 31, 2014 there was a reduction in R&D expenditure within electronic measurement business due to savings from prior year's restructuring. We remain committed to invest approximately 10 percent of revenues in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 13 percent and 6 percent for the three and nine months ended July 31, 2014, respectively, compared to the same periods last year. Selling, general and administrative expenditure increased mostly due to pre-separation costs with other increases in wages, higher commissions and investments in sales channel coverage partially offset by the gain on sale of land and savings due to restructuring charges incurred in the prior year. For the three and nine months ended July 31, 2014, pre-separation costs had a 13 percentage point and 9 percentage point impact, respectively, on the increase in selling, general and administrative expenses.

At July 31, 2014, our headcount was approximately 21,200 as compared to approximately 20,600 at July 31, 2013.

Other income (expense)

In the three and nine months ended July 31, 2014 other income (expense), net includes a net loss on the early redemption of the 2015 senior notes of $21 million consisting of the prepayment penalty of $28 million, $1 million of amortization of debt issuance costs and discount and the amortization of interest rate swap gain of $8 million.

Income Taxes

The company’s effective tax rate was 20 percent and 14 percent for the three and nine months ended July 31, 2014, respectively. The company's effective tax rate was 21 percent and 15 percent for the three and nine months ended July 31, 2013, respectively.

The income tax provision for the three months and nine months ended July 31, 2014 included a net discrete expense of $1 million and a net discrete benefit of $13 million, respectively. The net discrete tax expense for the three months ended July 31, 2014 included $7 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight, $4 million of tax expense related primarily to the return to provision adjustments in the U.S., and a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes. In addition, we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of tax basis of land in the U.K. and a $3 million tax expense to correct tax related balance sheet accounts.

In the nine months ended July 31, 2014, the net discrete tax benefit included $15 million of tax expense related to non-deductible pre-separation costs for the spin-off of Keysight, $35 million tax benefit primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. There were out of period adjustments totaling $6 million of net tax expense composed of $12 million tax expense recorded in the second quarter of fiscal 2014 for corrections to transfer pricing for tax years 2012 and 2013 in addition to the out of period adjustments totaling $6 million net tax benefit mentioned in the paragraph above. The corrections are not considered material to current or prior periods.

The income tax provision for the three and nine months ended July 31, 2013 included net discrete tax expense of $18 million and $22 million, respectively. The net discrete tax expense for the three months ended July 31, 2013 was primarily driven by a $7 million decrease in deferred tax assets due to a reduction in the statutory tax rate in the U.K. and $7 million additional tax expense due to return to provision adjustments associated with the filing of the 2012 tax returns in various jurisdictions. The net discrete tax expense for the nine months ended July 31, 2013 was primarily driven by the above mentioned $18 million discrete charges recognized in the third quarter of 2013 and a $12 million out of period adjustment to tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years; partially offset by a $7 million discrete tax benefit, recognized in the first quarter of 2013, due to research and development tax credits relating to the company's prior fiscal year.

At July 31, 2014, our estimate of annual effective tax rate is 16.5 percent excluding discrete items and 15.7 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of foreign tax credits, research and development credits, business acquisitions and dispositions, changes to valuation allowances and the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.

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

In connection with the settlement of the 2006-2007 IRS audit, we identified during the first quarter of fiscal year 2014 an overstatement of approximately $65 million in our long-term tax liabilities. The overstatement was recorded in 2008 as a cumulative effect of a change in accounting principle when we adopted Accounting Standard Codification 740-10, Income Taxes. Accordingly, we corrected the error by reducing long-term tax liabilities and increasing retained earnings by $65 million in the first quarter of fiscal 2014. The correction had no impact on net income or cash flows in any prior period and is not considered material to total liabilities or equity in any prior period.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$597	$536	$1,759	$1,677	11%	5%
Net revenue	$592	$564	$1,760	$1,699	5%	4%

Life sciences and diagnostics order growth for the three and nine months ended July 31, 2014 was 11 percent and 5 percent compared to the same periods last year. Foreign currency movements had a favorable impact of 1 percentage point on order growth for the three months ended July 31, 2014, while currency movements for the nine months ended July 31, 2014 was negligible when compared to the same periods last year. Solid order results for the three months ended July 31, 2014 reflected broad strength across all product portfolios. Geographically, orders for the three months ended July 31, 2014 grew 14 percent in the Americas and 13 percent in Europe compared to the same period last year, with economic recovery and government funding driving the growth in these regions. Asia Pacific excluding Japan grew 8 percent, and Japan declined 2 percent due to unfavorable currency impact compared to the same period last year. Order growth for the nine months ended July 31, 2014 was led by strength in services and consumables, LCMS, nucleic acid solutions, and genomics portfolio. For the nine months ended July 31, 2014, orders grew 4 percent in the Americas, 10 percent in Europe, 2 percent in Asia Pacific excluding Japan, and declined 6 percent in Japan due to unfavorable currency impact when compared to the same period last year. Order growth for the nine months ended July 31, 2014 reflected softness in the first half of fiscal year 2014 from government spending restrictions and softer instrument demand in China, but was partially offset by the reversal in government spending trends in the U.S. and Europe in the third quarter.
Life sciences and diagnostics net revenue for the three and nine months ended July 31, 2014 grew 5 percent and 4 percent, respectively, compared to the same periods last year. Foreign currency movements had a favorable impact of 1 percentage point on revenue growth for the three months ended July 31, 2014, while currency movements for the nine months ended July 31, 2014 was negligible when compared to the same periods last year. Revenue improved as growth in services and consumables offset continued softness in instrumentation. Geographically, for the three months ended July 31, 2014, revenue grew 4 percent in the Americas, 8 percent in Europe and 5 percent in Asia Pacific excluding Japan, while Japan declined 5 percent compared to the same period last year. For the nine months ended July 31, 2014, revenues grew 2 percent in the Americas, 8 percent in Europe, 2 percent in Asia Pacific excluding Japan, and Japan was relatively flat as the unfavorable impact of currency accounted for 13 percentage points, compared to the same period last year. For both periods, strength in the Americas and Europe was driven by good demand in life science research market and the services portfolio. Revenue in Asia Pacific was impacted by softness in China, as China continues to work through government reform.
End market revenue performance reflected broad strength across all markets, highlighted by increased government and pharmaceutical demand, and improvement in the U.S. market. Strength in the pharmaceutical and biotech market was led by continued demand from mid-sized and specialized pharmaceutical customers. Life science research returned to growth this quarter, driven by increased government spending on capital equipment in the U.S. and Europe. Sustained growth in the diagnostics and clinical market was led by demand in CGH microarray and target enrichment solutions, as well as strength in pathology in the U.S. and Europe. Growth in the applied markets reflected increased government spending, partially offset by the continued impact of the CFDA restructuring in China.
Looking forward, we are optimistic about our growth opportunities in the life sciences and diagnostics markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio. We expect spending levels similar to the third quarter to continue in the remainder of the year for the pharmaceutical and life science research markets. We also remain positive about the growth potential in our clinical research and diagnostics markets, for both our Dako advanced staining solutions as well as our microarray and next-generation sequencing target enrichment solutions.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
Gross margin	53.6%	53.6%	54.1%	54.1%	—	—
Operating margin	15.7%	16.0%	15.3%	15.4%	—	—

(in millions)
Research and development	$61	$56	$183	$168	8%	9%
Selling, general and administrative	$164	$156	$501	$489	5%	3%

Gross margins for products and services for both the three and nine months ended July 31, 2014, were unchanged compared to the same periods last year. Gross margins reflect higher infrastructure expenses and wage increases, entirely offset by favorable product mix, lower inventory charges and lower benefit costs.

Research and development expenses for the three and nine months ended July 31, 2014 increased 8 percent and 9 percent, respectively, compared to the same periods last year. The increase was due to greater investment in software and next generation products, higher infrastructure expenses and wage increases.

Selling, general and administrative expenses for the three and nine months ended July 31, 2014 increased 5 percent and 3 percent, respectively, compared to the same periods last year. The increase was due to higher commissions, higher infrastructure expenses, wage increases, and investments in sales channel coverage with a continued focus on emerging markets.

Operating margins for products and services for both the three months and nine months ended July 31, 2014, were relatively flat, compared to the same periods last year on higher revenue offset by increased operating expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2014, increased $2 million and $7 million, respectively, on corresponding revenue increases of $28 million and $61 million.

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$420	$390	$1,267	$1,197	8%	6%
Net revenue	$417	$387	$1,245	$1,182	8%	5%
Chemical analysis orders for the three and nine months ended July 31, 2014 increased 8 percent and 6 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2014 had a favorable currency impact on orders of 1 percentage point and no impact, respectively. Order results were led by solid performance in high end GC’s and ICP-MS instruments, along with consumables and services. Geographically, we saw order growth in all regions; orders grew 9 percent in the Americas, 12 percent in Europe, 12 percent in Japan, and 3 percent in Asia Pacific excluding

Japan for the three months ended July 31, 2014 compared to the same period last year. Orders rebounded across regions, mainly due to improved government spending in the US, continued growth in Europe and China improved late in the quarter. In addition, India showed signs of recovery with the new government taking charge after elections. For the nine months ended July 31, 2014 orders grew 3 percent in the Americas, grew 13 percent in Europe, were flat in Japan, and grew 4 percent in Asia Pacific excluding Japan compared to the same period last year. Though Japan has had positive growth in local currency, growth has been impacted by unfavorable currency exchange. The unfavorable currency impact in Japan was 3 percentage points in the three months ended July 31, 2014 and 12 percentage points for the nine months ended July 31, 2014.
Chemical analysis revenues for the three and nine months ended July 31, 2014 increased 8 percent and 5 percent respectively compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2014 had a favorable currency impact on revenues of 1 percentage point and an unfavorable currency impact of 1 percentage point, respectively compared to the same periods last year. Solid revenue growth was seen virtually across the portfolio with strength in consumables, services, spectroscopy, and gas phase offset by weakness isolated to our vacuum business. The vacuum business declined low single digit for the three months ended July 31, 2014 due to soft industrial markets and weakness in China and Asia. Services growth was highlighted by strong aftermarket sales of service contracts as well as education related business.
Geographically, revenues grew 10 percent in the Americas and Europe, declined 8 percent in Japan (including an unfavorable currency impact of 3 percentage points), and grew 7 percent in Asia Pacific excluding Japan for the three months ended July 31, 2014 compared to the same period last year. The Americas improved and Europe showed continued strength in the three months ended July 31, 2014. However, Japan declined due to currency issues and lack of stimulus money versus the same period last year. Revenues grew 3 percent in the Americas, grew 12 percent in Europe, grew 2 percent in Japan (including an unfavorable currency impact of 12 percentage points), and grew 2 percent in Asia Pacific excluding Japan for the nine months ended July 31, 2014 compared to the same period last year.
In the three months ended July 31, 2014 applied markets saw solid growth in forensics and environmental reflecting significant improvement in government spending. Food testing markets continued to be strong, while chemical and energy grew slightly, largely due to softer demand from China.
Investments in the food market continue across geographies given the increasing focus on ensuring the safety of global food imports and exports. Hydraulic fracturing remains the big story in the energy sector; increased activity in this area is providing footing for growth. Opportunities in forensics are expanding globally for drugs of abuse testing, including test of new designer drugs, especially for the identification of new synthetic designer drugs. Worldwide focus in these areas will provide a boost to the longer term growth engines for chemical analysis.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
Gross margin	52.7%	51.0%	52.5%	51.2%	2 ppts	1 ppt
Operating margin	23.3%	21.5%	22.6%	21.4%	2 ppts	1 ppt

(in millions)
Research and development	$26	$23	$76	$70	14%	9%
Selling, general and administrative	$96	$91	$295	$282	6%	5%
Gross margins for products and services for the three months ended July 31, 2014 increased 2 percentage points compared to the same period last year. The increase was mainly due to a refreshed spectroscopy portfolio with multiple new products over the past year; lower logistics costs, and controlled overhead spending. Gross margins for products and services for the nine months ended July 31, 2014 increased 1 percentage point compared to the same period last year. The increase was mainly due to manufacturing transfers to lower cost locations, materials savings, as well as product mix.
Research and development expenses for the three and nine months ended July 31, 2014 increased 14 percent and 9 percent compared to the same periods last year, however, remained relatively flat as a percentage of revenue, as we continue to invest in R&D for current and future products.
Selling, general and administrative expenses for the three months ended July 31, 2014 increased 6 percent compared to the same period last year. Selling, general and administrative expenses for the nine months ended July 31, 2014 increased 5 percent compared to the same period last year. The increase was mainly due to higher infrastructure expenses, higher commissions, wage increases and higher variable pay.
Operating margins for products and services for the three months ended July 31, 2014 increased 2 percentage points compared to the same periods last year. Operating margins increased 1 percentage point for the nine months ended July 31, 2014. The increases were mainly due to favorable gross margin performance outpacing operating expense growth.
Income from Operations

Income from operations for the three and nine months ended July 31, 2014, increased $14 million and $28 million, respectively, on corresponding revenue increases of $30 million and $63 million. The resulting year-over-year operating margin incremental was 47 percent and 45 percent for the three and nine months ended July 31, 2014. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

Electronic Measurement

Our electronic measurement business provides electronic measurement solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools and related services that are used in the design, development, manufacture, installation, deployment and operation of electronic components and equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
	(in millions)
Orders	$722	$674	$2,203	$2,124	7%	4%
Net revenue	$757	$701	$2,171	$2,183	8%	(1)%

Electronic measurement orders for the three and nine months ended July 31, 2014, increased 7 percent and 4 percent, respectively, when compared to the same periods last year. There was no foreign currency impact on order growth for the three months ended July 31, 2014, and an unfavorable impact of 1 percentage points for the nine months ended July 31, 2014. The year-over-year increase in orders for the three months ended July 31, 2014, reflected stronger growth in general purpose business driven by aerospace and defense demand, and a moderate increase in communications test. For the three and nine period ending July 31, 2014, orders from Asia Pacific excluding Japan increased 16 percent and 11 percent, respectively, when compared to the same periods last year. There was growth in all market segments with particular strength in computers and semiconductors and aerospace and defense. Europe orders for the three and nine-month periods increased 14 percent and 10 percent with strength in communications offset by declines in industrial, computers and semiconductors. Orders for the Americas was flat and increased 1 percent, respectively, when compared to the same periods last year with strength in aerospace and defense offset by declines in communications, computer and semiconductor test business. Japan orders decreased 5 percent year-over-year in the three months ended July 31, 2014, including 2 percentage points from unfavorable currency movements and decreased 16 percent year-over-year in the nine months ended July 31, 2014 with 8 percentage points from unfavorable currency impact; the market weakness was primarily in aerospace and defense.
Electronic measurement revenue for the three and nine months ended July 31, 2014, increased 8 percent and decreased 1 percent, respectively, when compared to the same periods last year. There was no foreign currency impact on revenue growth for the three months ended July 31, 2014, and an unfavorable impact of 1 percentage points for the nine months ended July 31, 2014. Asia Pacific excluding Japan increased 11 percent and 12 percent year-over-year for the three and nine months ended July 31, 2014, respectively, with growth in all market segments. Europe revenue increased 16 percent and 5 percent year-over-year for the three and nine months ended July 31, 2014, with strength in communications and aerospace and defense partially offset by declines in industrial, computers and semiconductors. Americas revenue increased 8 percent for the three months ended July 31, 2014 driven by growth in aerospace and defense and communications for the three months ending July 31, 2014. For the nine months ended July 31, 2014, the Americas declined 9 percent due to aerospace and defense and the communication test businesses. Japan revenue declined 13 percent for both the three month and nine months ended July 31, 2014, with 2 points and 9 points from unfavorable currency movements respectively with declines in the aerospace and defense and communications markets.
General purpose test, representing approximately 63 percent of electronic measurement revenue, reflected moderate growth in the three months ending July 31, 2014, with a slight decline for the nine month period. Aerospace and defense had strong growth in the three month period with growth in all regions except Japan. In spite of the current three month growth, aerospace and defense revenue for the nine month period declined when compared to the same periods last year. Industrial, computer and semiconductor revenue was flat and up slightly, for the three and nine months ended July 31, 2014. There was continued strength in semiconductor driven by investments in manufacturing capacity which was offset by lower demand in the computer segment.
Communications test, representing approximately 37 percent of electronic measurement revenue increased year-over-year for the three and nine months ended July 31, 2014. Wireless R&D grew in the three months ended July 31, 2014, with strength from China 4G related investments, though there is still a slight decline for the nine month period. Wireless manufacturing grew with strength in 4G base station/infrastructure manufacturing offset by continued weakness in handset/device manufacturing.
Looking forward, the macroeconomic indicators support modest growth. The geopolitical situation does represent risk, particularly related to the situation in Russia. We expect modest seasonal improvement in aerospace and defense business next quarter driven by U.S. government related spending. The communication test market projections continues to be mixed with base station spending expected to remain steady and handset/device manufacturing projected to remain soft in the short-term.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2014	2013	2014	2013	Months	Months
Gross margin	55.3%	56.6%	55.7%	57.0%	(1) ppt	(1) ppt
Operating margin	19.7%	18.5%	18.4%	18.8%	1 ppt	—

(in millions)
Research and development	$90	$89	$269	$277	1%	(3)%
Selling, general and administrative	$179	$178	$541	$557	—	(3)%

Gross margins for products and services for the three and nine months ended July 31, 2014, decreased 1 percentage point for both periods, compared to the same periods last year. The decline was impacted by a change in product mix and an increase in inventory charges.
Research and development expenses for the three and nine months ended July 31, 2014, increased 1 percent and decreased 3 percent, respectively, compared to the same periods last year. The increase in discretionary expenses from development spending was partially offset by lower wages and benefits for the three months period ending July 31, 2014. The decrease for the nine month period was driven by lower wages and benefits impacted by cost savings from prior restructuring.
Selling, general and administrative expenses for the three and nine months ended July 31, 2014, was flat and decreased 3 percent, respectively, compared to the same periods last year. Reductions from lower infrastructure costs were partially offset by wage increases.
Operating margins for products and services for the three and nine months ended July 31, 2014, increased 1 percentage point and was flat, respectively, compared to the same periods last year.
Income from Operations

Income from operations for the three and nine months ended July 31, 2014, increased $20 million and decreased $11 million, respectively, on a corresponding revenue increases of $56 million and decreases of $12 million. The resultant year-over-year operating margin incremental was 36 percent and a decrement of 94 percent for these periods, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2014 consisted of cash and cash equivalents of $2,391 million as compared to $2,675 million as of October 31, 2013.

As of July 31, 2014, approximately $ 2,266 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $547 million for the nine months ended July 31, 2014 compared to cash provided of $775 million for the same period in 2013. In the nine months ended July 31, 2014, we paid approximately $89 million under our variable and incentive pay programs, as compared to $98 million paid out during the same period of 2013. Net cash paid for income taxes was approximately $71 million and $93 million in the nine months ended July 31, 2014 and 2013, respectively. For the nine months ended July 31, 2014 and 2013, other assets and liabilities used cash of $208 million and provided cash of $10 million, respectively. The usage of cash in other assets and liabilities was largely the result of changes in prepaid assets, defined benefit plan liabilities, interest accruals, restructuring accruals and income and transaction tax assets and liabilities.

In the nine months ended July 31, 2014, accounts receivable provided cash of less than $1 million compared to cash provided of $31 million for the same period in 2013.  Revenue increased by approximately 2 percent in the nine months ended July 31, 2014 as compared to the same period in 2013. Days’ sales outstanding decreased to 45 days as of July 31, 2014 from 48 days a year ago. Accounts payable used cash of $ 29 million for the nine months ended July 31, 2014 compared to cash used of $47 million in the same period in 2013. Cash used for inventory was $73 million for the nine months ended July 31, 2014 compared to cash used of $81 million for the same period in 2013. Inventory days on-hand decreased to 116 days as of July 31, 2014 compared to 119 days as of the end of the same period last year.

Net cash provided by operating activities within the nine months ended July 31, 2014 was negatively impacted by: advanced accounts payable payments of approximately $60 million made to suppliers prior to the separation activities related to Keysight, the prepayment penalty of $28 million for the redemption of the 2015 senior notes and approximately $18 million associated with accelerated interest payments related to the redemption of 2015 senior notes and additional interest payments on 2023 senior notes issued in June 2013.

We contributed approximately $84 million and $102 million to our defined benefit plans in the nine months ended July 31, 2014 and 2013, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $19 million to our defined benefit plans during the remainder of 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities was $172 million for the nine months ended July 31, 2014 as compared to net cash used in investing activities of $197 million for the same period of 2013. Investments in property, plant and equipment were $162 million for the nine months ended July 31, 2014 compared to $163 million in the same period of 2013. We expect that total capital expenditures for the current year will be approximately $210 million. In the nine months ended July 31, 2014, there were $25 million of purchases of equity method investments including a $3.5 million loan converted to equity compared with $36 million of purchases of investments including $21 million for equity method investments in the same period last year. Proceeds from the sale of investments was $1 million and $11 million in the nine months ended July 31, 2014 and 2013, respectively. In the nine months ended July 31, 2014, there were $3 million of business acquisitions and intangibles assets, net of cash acquired, compared to $11 million in same period last year.

On April 30, 2014, Agilent entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the three and nine months ended July 31, 2014 we recognized $11 million gain on sale of land in respect of the first of three land tracts in selling, general and administrative expenses. The property transfers to Keysight at distribution and the two remaining future payments in November 2015 and November 2016 from the developers will become due to and collected by Keysight.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2014 was $ 658 million compared to cash used of $560 million for the same period of 2013.

Treasury stock repurchases

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of July 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

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

For the nine months ended July 31, 2014, we repurchased 4 million shares for $200 million. For the nine months ended July 31, 2013, 20 million shares were repurchased for $900 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the nine months ended July 31, 2014, we paid cash dividends of $0.396 per common share or $132 million on the company's common stock. During the nine months ended July 31, 2013, we paid cash dividends of $0.34 per common share or $117 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-term loans

On October 20, 2011, we entered into a five-year credit agreement, which provides for a $400 million unsecured credit facility that will expire on October 20, 2016. The company may use amounts borrowed under the facility for general corporate purposes. For the nine months ended July 31, 2014 we borrowed $50 million under the facility and repaid $50 million by July 31, 2014. As of July 31, 2014 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of July 31, 2014 the company had no borrowings outstanding under the facility.

On July 10, 2014, a wholly owned subsidiary of Agilent in India entered into a short-term loan agreement with a financial institution, which provides up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan will be used for general corporate purposes on a short-term basis and interest will be paid monthly.

 Long-term debt

On July 14, 2014, we settled the redemption of the outstanding aggregate principal amount of our 5.5% senior notes (“2015 senior notes”) due September 14, 2015, that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included the $500 million principal amount and a $28 million prepayment penalty. The prepayment penalty less full amortization of previously deferred interest rate swap gain of approximately $8 million was disclosed in other income (expense), net in the condensed consolidated statement of operations. The amortization of the interest rate swap gain has been recognized as an adjustment to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes and mortgage debt in the nine months ended July 31, 2014 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, except for the repayment of the 2015 senior notes mentioned above.

Other

As of July 31, 2014 our contractual obligations under “other purchase commitments” were approximately $96 million for the next fiscal year as compared to $70 million at October 31, 2013. The increase is due to additional contracts associated with our pre-separation expenditures and the duplication of a number of contracts related to the separation activities of our electronic measurement business on August 1, 2014.

There were no other material changes from our 2013 Annual Report on Form 10-K, to our contractual commitments in the first nine months of 2014. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $321 million and $341 million of liabilities related to uncertain tax positions as of July 31, 2014 and October 31, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit adjustment.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 64 percent of our revenues were generated in U.S. dollars during the three months ended July 31, 2014 and 2013.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2014, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2014, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We have conducted a thorough investigation with the help of external counsel, and we have approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and now will be discussing the matter with the Department of Justice Civil Division (“DOJ”). Based on our investigation and our interactions with the DOD IG and DOJ, we do not believe that this matter is reasonably possible of having a material impact on Agilent's financial condition, results of operations or cash flows.  As of July 31, 2014, we have accrued for this matter based on our current understanding.

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

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires an annual disclosure report to be filed with the SEC by May 31st, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes, a $45 million secured mortgage and an unsecured loan of $35 million. We also are a party to a five-year senior unsecured revolving credit facility which expires in October 2016 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31 2014, we had cash and cash equivalents of approximately $2.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2014.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2014 through May 31, 2014	—	$—	—	N/A
June 1, 2014 through June 30, 2014	855,392	$58.43	855,392	N/A
July 1, 2014 through July 31, 2014	—	$—	—	N/A
Total	855,392	$—	855,392

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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 57 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 2, 2014	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2014	By:	/s/ Solange Glaize
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