Form 10-K
period 2014-10-31
AGILENT TECHNOLOGIES INC
filed 2014-12-22
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ¬
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¬ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ¬
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ¬	Non-accelerated filer ¬	Smaller reporting company ¬
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¬ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2014, was approximately $15.6 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 1, 2014, there were 335,321,802 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 18, 2015, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2014 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, and growth in, and drivers of, the markets we sell into, backlog, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, sources and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, timing, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, transaction expenses related to the separation, post-separation expenses, exiting our Nuclear Magnetic Resonance ("NMR") business, our new organizational structure, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. (“we”, “Agilent” or the “company”), incorporated in Delaware in May 1999, is the world's premier measurement company providing core bio-analytical and electronic measurement solutions to the life sciences, diagnostics and genomics, chemical analysis, communications and electronics industries.

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and will be reported as discontinued operations beginning in the first quarter of 2015.

In the fourth quarter of 2014, Agilent announced that it is exiting its NMR business. Agilent stopped taking new NMR system orders, but the company will continue to meet customer commitments for orders in progress and for ongoing support contracts and continue to provide service on all installed NMR systems. The company expects that this decision will eliminate about 300 jobs, mostly within the next 12 months. For the year ended October 31, 2014 charges of approximately $68 million were incurred with respect to the exit of this business.

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

Our life sciences and diagnostics business focuses on the pharmaceutical, academic and government, bio-agriculture, food safety, clinical markets, biotechnology and contract research organization industries. Our chemical analysis business focuses on the petrochemical, environmental, forensics and food safety industries. In addition we conduct centralized order fulfillment and supply chain operations for our life sciences and diagnostics and chemicals analysis businesses through the order fulfillment and supply chain organization (“OFS”). OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. Each of our businesses, together with OFS, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

Our electronic measurement business addresses the communications, electronics and other industries. The electronic measurement business conducts centralized order fulfillment and supply organizations and operations through the order fulfillment and infrastructure organization ("OFI"). OFI provide resources for manufacturing, engineering and strategic sourcing to the electronic measurement business. The electronic measurement business, together with OFI, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business will merge to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses will combine and will include the nucleic acid solutions division of our life sciences business to become the diagnostics and genomics segment. Finally, the crosslab segment will be formed from the services and consumables businesses. Financial reporting under this new structure will begin in the first quarter of 2015 with historical financial segment information recast to conform to this new presentation in our financial statements.

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives, telesales and electronic commerce. Of our total net revenue of $7.0 billion for the fiscal year ended October 31, 2014, we generated 30 percent in the U.S. and 70 percent outside the U.S. As of October 31, 2014, we employed approximately 21,400 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado and Delaware in the U.S. and in Australia, China, Denmark, Germany, India, Italy, Japan, Malaysia, Poland, Singapore and the United Kingdom.

The net revenue, income from operations and assets by business segment, as of and for the fiscal year ended October 31, 2014 and for each of the past three years are shown in Note 21, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Life Sciences and Diagnostics Business
Our life sciences and diagnostics business provides products that include reagents, instruments, software, consumables, and services that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems, columns and components; liquid chromatography mass spectrometry ("LCMS") systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; Nuclear Magnetic Resonance ("NMR"), and X-Ray Diffraction (“XRD”) systems; services and support for the aforementioned products; immunohistochemistry (“IHC”); In Situ Hybridization (“ISH”);  Hematoxylin and Eosin (“H&E”) staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation profiling; gene expression profiling; next generation sequencing (“NGS”) target enrichment; and automated gel electrophoresis-based sample analysis systems. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also called companion diagnostics, with the potential of identifying patients most likely to benefit from a specific targeted therapy.
We employed approximately 5,800 people as of October 31, 2014 in our life sciences and diagnostics business. This business generated revenue of $2.4 billion in fiscal 2014, $2.3 billion in fiscal 2013 and $2.0 billion in fiscal 2012.
Life Sciences and Diagnostics Markets
Our life sciences and diagnostics business focuses primarily on the following three markets:
The Pharmaceutical, Biotechnology, CRO & CMO Market. This market consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies (“pharma”). A second sub-segment includes biotechnology companies (“biotech”), contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.
The Life Science Research Market. This market consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutes and privately funded organizations. The life science research market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research - multidisciplinary scientific efforts directed at accelerating therapy development.
The Diagnostics and Clinical Market. A significant part of our clinical diagnostic customers are in pathology labs throughout the world. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market is skewed towards the mature economies, with most of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.
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

Life Sciences and Diagnostics Measurement Products and Applications
Our products fall into twelve main areas of work: liquid chromatography, mass spectrometry, software and informatics, lab automation and robotics, automated electrophoresis, NMR systems, life sciences consumables and services, pathology products, specific proteins and flow reagents, target enrichment, cytogenetic research solutions and microarrays, and PCR & qPCR instrumentation and molecular biology reagents. Our key product and applications include the following technologies:
Liquid Chromatography
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
NMR and XRD
NMR, spectrometers and XRD systems are used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC. In the fourth quarter of 2013, we announced the termination of our involvement in MRI systems. In the fourth quarter of 2014, we announced the termination of our nuclear magnetic resonance ("NMR") product line and our decision to cease the manufacture and sale of these items.
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

Life Sciences and Diagnostics Customers
We had approximately 45,000 customers for our life sciences and diagnostics business in 2014. No single customer represented a material amount of the net revenue of the life sciences and diagnostics business. A significant number of our life sciences and diagnostics customers are also customers of our chemical analysis business.
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
Life Sciences and Diagnostics Sales, Marketing and Support
The life science and diagnostics channels focus on the therapeutics and human disease research customer base (pharma, biotech, CRO, CMO and generics), clinical customer base (pathology labs and high complexity clinical testing labs) and on emerging life sciences opportunities in life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical and clinical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales. We utilize telesales for more mature product lines, as well as for reorders of reagent products.
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

Life Sciences and Diagnostics Government Regulation
Some of the products the life sciences and diagnostics group sells are subject to regulatory approval by the FDA and other regulatory bodies throughout the world.  These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution.  We continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance. During 2014, we have made investments to address the requirements of the FDA warning letter received related to our life sciences and diagnostics business.

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

We employed approximately 4,100 people as of October 31, 2014 in our chemical analysis business. This business generated revenue of $1.7 billion in fiscal 2014, $1.6 billion in fiscal 2013, and $1.6 billion in fiscal 2012.

Chemical Analysis Markets

Within chemical analysis, we focus primarily on the following applied markets:

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

The Food Market.    Our instruments, software, and workflow solutions are used throughout the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. For example, our mass spectrometer portfolio is used to analyze contaminants and residual pesticides in food. There is also a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content.

Chemical Analysis Products

A key factor in all of our chemical analysis markets is the need for new products that increase customer productivity and provide high quality data that enable decision-making by our customers. Our key product and applications include the following technologies:

Gas Chromatography

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

Chemical Analysis Customers

We had approximately 37,000 customers for our chemical analysis business in 2014. No single customer represented a material amount of the net revenue of the chemical analysis business. A significant number of our chemical analysis customers are also customers of our life sciences and diagnostics business.

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

Our electronic measurement business employed approximately 8,300 people as of October 31, 2014. Our electronic measurement business generated $2.9 billion in revenue in fiscal 2014, $2.9 billion in revenue in fiscal 2013 and $3.3 billion in revenue in fiscal 2012.

Beginning November 1, 2014, as a result of the separation of Keysight, Agilent no longer sells products and services from the electronic measurement business.

Electronic Measurement Markets

Our electronic measurement products serve the following markets:

The Communications Test Market

We market our electronic measurement products and services to network equipment manufacturers ("NEMs"), wireless device manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers. Growth in mobile data traffic and increasing complexity in semiconductors and components are drivers of test demand across the communications market.

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

Wireless device manufacturers require test and measurement products for the design, development, manufacture and repair of mobile devices. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider's network. The device manufacturers' primary customers are large and small service providers and consumers who purchase devices directly from retailers. Wireless device manufacturers require test and measurement products that enable technology development in conformance with the latest communications standards.

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

The communications test market accounted for approximately 34 percent of revenue from our electronic measurement business in 2014.

The General Purpose Test Market

We market our general purpose test products and services to the electronics industry and other industries with significant electronic content such as the aerospace and defense, computer and semiconductor industries. These electronics and electronics-dependent industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. Other industrial applications for products include power, energy, medical, research and education.

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
The general purpose test market accounted for approximately 66 percent of revenue from our electronic measurement business in 2014.

Electronic Measurement Applications

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

Our digital test products are used by research and development engineers across a broad range of industries to validate the function and performance of their digital product and system designs. These designs include a wide range of products from simple digital control circuits to complex high speed systems such as computer servers and the latest generation gaming consoles. . The test products offered include oscilloscopes, logic and serial protocol analyzers, sources, arbitrary waveform generators, and bit error rate testers. Our customers also use our EDA software tools to model signal integrity problems in digital design applications as digital speeds continue to increase.

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

Our surveillance systems and subsystems are used by defense and government engineers and technicians to detect, locate and analyze signals of interest. The products offered include probes for detecting signals and software that enables the identification and analysis of these signals.

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

We had approximately 14,000 customers for electronic measurement products in fiscal 2014 and no single customer represented a material amount of the net revenue of the electronic measurement business.

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

Electronic Measurement Competition

The market for electronic measurement equipment is highly competitive. Our electronic measurement business competes with a number of significant competitors in all our major product categories and across our targeted industries. In the communications test market our primary competitors are Aeroflex Incorporated, Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation) and Teradyne, Inc. In the general purpose test market, we compete against companies such as Aeroflex Incorporated (recently acquired by Cobham plc), Bruker Corporation, Fluke Corporation (a subsidiary of Danaher Corporation), Teledyne Technologies Incorporated, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation), Teradyne, Inc., Test Research Inc., and Ametek, Inc.

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

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally these organizations are centrally operated from Santa Clara, California, with services provided worldwide. As of the end of October 2014, our global infrastructure organization employed approximately 3,200 people worldwide.

Agilent Order Fulfillment Organizations

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

Research and Development

Research and development ("R&D") expenditures were $719 million in 2014, $704 million in 2013 and $668 million in 2012, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
On October 31, 2014, our unfilled backlog for the chemical analysis business was approximately $430 million, as compared to approximately $380 million at October 31, 2013. Within our life sciences and diagnostics business, our unfilled backlog was approximately $530 million on October 31, 2014 as compared to approximately $520 million at October 31, 2013.

On October 31, 2014, our unfilled backlog for the electronic measurement business was approximately $780 million, as compared to approximately $760 million at October 31, 2013. It is expected that the unfilled backlog will be fulfilled by Keysight which separated from Agilent on November 1, 2014.

We expect that a majority of the unfilled backlog for all businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

Certain properties transferred to Keysight as part of the separation are known to have subsurface contamination undergoing remediation by our former parent company, Hewlett-Packard Company ("HP"). In addition, a subset of these properties are undergoing remediation by HP under an order of an agency of the state in which the property is located. As part of the initial separation agreement from HP in 1999, HP agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. In connection with the separation of Keysight, HP has agreed to transfer that indemnity to Keysight. The determination of the existence and cost of remediation of additional contamination caused by us prior to the separation of Keysight, if any, could involve costly and time-consuming negotiations and litigation. While we expect that HP will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so, in which case Keysight may seek indemnification from us. It is also possible that one or more of the governmental agencies will require us to be named under a remediation order. The naming of Agilent will not affect HP’s obligation to indemnify us or Keysight with regard to these matters. Under our agreement with HP and now HP’s agreement with Keysight, HP will have access to those Keysight properties to perform the remediation. HP has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that operations will not be interrupted or that Keysight will not be required to incur unreimbursed costs associated with the remediation. The remediation could also harm on-site operations and the future use and negatively affect the value and future use of the properties. We cannot be sure that Keysight will not seek additional reimbursement from us for that interference or unreimbursed costs. Several of the sites under the initial separation agreement from HP have been sold.

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

According to the separation agreement, we are liable and are indemnifying Keysight with respect to any liability associated with contamination prior to the separation at properties transferred by us to Keysight. While we are not aware of any material liabilities associated with such indemnified matters, other than the remediation by HP, there is no guarantee that such contamination does not exist, and will not expose us to material liability in the future.

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

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 70 percent in fiscal 2014, 70 percent in fiscal 2013, and 68 percent in fiscal 2012, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 16 percent in fiscal 2014, 17 percent in fiscal 2013 and 16 percent in fiscal 2012. Approximately 9 percent of our revenue in fiscal 2014, 9 percent in fiscal 2013 and 10 percent in fiscal 2012 was derived from Japan. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 58 percent in fiscal year 2014, 58 percent in fiscal year 2013 and 60 percent in fiscal year 2012. Approximately 13, 13 and 12 percent of our long-lived assets were located in Japan in fiscal years 2014, 2013 and 2012, respectively.

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

Acquisition and Disposal of Material Assets

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014.

In the fourth quarter of 2014, Agilent announced that it is exiting its Nuclear Magnetic Resonance business ("NMR"). Agilent will stop taking new NMR system orders, but the company will continue to meet customer commitments for orders in progress and for ongoing support contracts and continue to provide service on all installed NMR systems. The company expects that this decision will eliminate about 300 jobs, mostly within the next 12 months.

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
Henrik Ancher-Jensen, 49, has served as Senior Vice President, Agilent and President, Order Fulfillment since September 2013.  From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.
Mark Doak, 59, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group since November 2014.  From September 2014 to November 2014 he served as our Senior Vice President, Agilent and President, Life Sciences & Applied Markets.  From August 2008 to September 2014, Mr. Doak served as our Senior Vice President, Agilent and General Manager of the Services and Support Division.  Prior to that, he held several senior management positions across functions in marketing, quality and services.
Solange Glaize, 50, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since March, 2012. From June 2011 to March 2012, Ms. Glaize served as our Vice President of Finance and Business Development, Group CFO, Life Sciences Group and from September 2009 to June 2011 as Vice President of Finance, Group CFO, Life Sciences Group.  From May 2005 to November 2009, she served as Senior Director of Finance, Life Sciences Solution Unit. Ms. Glaize has previously served in various capacities for Agilent, including as Director of Finance, Worldwide Order Fulfillment, Director of Sales Finance and Administration, Semiconductor Products Group and as Managing Director, European Financial Services.  Prior to joining Agilent, Ms. Glaize held a variety of positions in finance with Hewlett-Packard Company.

Dominique P. Grau 55, has served as our Senior Vice President, Human Resources since August 2014. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.
Didier Hirsch, 63, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 2010 and as Chief Accounting Officer from November 2007 to July 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett‑Packard Company in 1989 as Director of Finance and Administration of Hewlett‑Packard France. In 1993, he became Director of Finance and Administration of Hewlett‑ Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett‑Packard Europe, Middle East, and Africa. Mr. Hirsch serves on the Board of Directors of Logitech International, International Rectifier Corporation and Knowles Corporation.
Marie Oh Huber, 53, has served as Senior Vice President, General Counsel and Secretary since September 2009 and serves as an officer or director for a variety of Agilent subsidiaries. She served as our Vice President, Deputy General Counsel and Assistant Secretary from June 2007 to September 2009 and as our Vice President, Assistant General Counsel and Assistant Secretary from July 2002 to June 2007. Ms. Huber had previously served in various capacities for Agilent and Hewlett-Packard Company. She is also a director of the James Campbell Company LLC and the American Leadership Forum - Silicon Valley.
Patrick K. Kaltenbach, 51, has served as Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group since November 2014.  From January 2014 to November 2014 he served as Vice President and General Manager of the Life Sciences Products and Solutions organization. Prior to that he served as Vice President and General Manager of the Liquid Phase Division from December 2012 to January 2014. From July 2010 to December 2012 he served as Vice President and General Manager of the Liquid Phase Separations Business. Prior to that he served as General Manager of the Liquid Chromatography Business from February 2008 to July 2010. Mr. Kaltenbach has held various positions in R&D management and senior management beginning at Hewlett-Packard Co.
Michael R. McMullen, 53, has served as President and Chief Operating Officer since September 2014. Prior to that, he served as Senior Vice President, Agilent and President, Chemical Analysis Group from September 2009 to September 2014. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.
William P. Sullivan, 64, has served as Agilent’s Chief Executive Officer since March 2005 and served as President from September 2013 to September 2014. He previously served as President from March 2005 to November 2012. Before being named as Agilent’s Chief Executive Officer, Mr. Sullivan served as Executive Vice President and Chief Operating Officer from March 2002 to March 2005. In that capacity, he shared the responsibilities of the president’s office with Agilent’s former President and Chief Executive Officer, Edward W. Barnholt. Mr. Sullivan also had overall responsibility for Agilent’s Electronic Products and Solutions Group, the company’s largest business group. Prior to assuming that position, Mr. Sullivan served as our Senior Vice President, Semiconductor Products Group, from August 1999 to March 2002. Before that, Mr. Sullivan held various management positions at Hewlett-Packard Company. Mr. Sullivan serves on the Board of the Children's Discovery Museum in San Jose, California.

Jacob Thaysen, 39, has served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group since November 2014.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he was Corporate Vice President of R&D at Dako A/S, a Danish diagnostics company from April 2011 to January 2013. His previous positions at Dako include Vice President, System Development, R&D from March 2010 to April 2011, Vice President, Strategic Marketing from April 2009 to March 2010 and Vice President, Global Sales Operations from August 2008 to March 2009. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a hi-tech start-up company.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

If we do not introduce successful new products and services in a timely manner to address increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards, our products and services will become obsolete, and our operating results will suffer.

We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

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

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

Demand for some of our products and services depends on capital spending policies of our customers, research and development budgets and on government funding policies.

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Many factors, including public policy spending priorities, available resources, mergers and consolidation, spending priorities, institutional and governmental budgetary policies and product and economic cycles, have a significant effect on the capital spending policies of these entities. Research and development budgets fluctuate due to changes in available resources, consolidation, spending priorities, general economic conditions and institutional and governmental budgetary policies. The timing and amount of revenues from customers that rely on government funding or research may vary significantly due to factors that can be difficult to forecast. These policies in turn can have a significant effect on the demand for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. For example in the past we completed various acquisitions, including Dako A/S. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. Such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Integrating Dako A/S may be more difficult, costly or time consuming than expected and our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition and integration of Dako. In addition, the operation of Dako within Agilent could be a difficult, costly and time-consuming process that involves a number of risks, including, but not limited to:

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

Even if we are able to successfully operate Dako within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect. As a result, the Dako acquisition and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

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

Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the United States Food and Drug Administration (“FDA”). We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

We are subject to extensive regulation by the FDA and certain similar foreign regulatory agencies, and failure to comply with such regulations could harm our reputation, business, financial condition and results of operations.

A number of our products from our chemical analysis and life sciences and diagnostics businesses are subject to regulation by the FDA and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters, adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

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

The life sciences industry is intensely competitive and has been subject to increasing consolidation. Consolidation in our industries could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

Certain properties transferred to Keysight as part of the separation are undergoing remediation by the Hewlett-Packard Company ("HP") for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Keysight with respect to claims arising out of that contamination. HP will have access to those Keysight properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require Keysight to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Keysight will not seek additional reimbursement from us for that interference or unreimbursed costs. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations, in which case Keysight may seek indemnification from us. In addition, the determination of the existence and cost of any additional contamination caused by us prior to the separation could involve costly and time-consuming negotiations and litigation.

Other than those properties currently undergoing remediation by HP, we have agreed to indemnify HP, with respect to any liability associated with contamination from past operations, and Keysight, with respect to any liability associated with contamination prior to the separation, at , respectively, properties transferred from HP to us and properties transferred by us to Keysight. While we are not aware of any material liabilities associated with any potential subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

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

In August 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires an annual disclosure report to be filed with the SEC by May 31st, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. While we filed our initial report for calendar year 2013, there are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We currently have outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes, including $1.1 billion in Keysight senior unsecured notes, and a $42 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in September 2019 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $9 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. Keysight is a party to a five-year revolving credit facility which expires in October 2019 for $300 million, initially guaranteed by us. The guarantee was terminated upon the completion of the separation of Keysight on November 1, 2014.

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

As of October 31 2014, we had cash and cash equivalents of approximately $3.0 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

We could incur significant liability if the distribution of Keysight common stock to our shareholders is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the separation and distribution of Keysight qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from Keysight and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our shareholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the separation is determined to be taxable for U.S. federal income tax purposes, our shareholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

We may be exposed to claims and liabilities as a result of the separation.

We entered into a separation and distribution agreement and various other agreements with Keysight to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against Keysight under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to Keysight may be significant and these risks could negatively affect our financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2014 we owned or leased a total of approximately 10.6 million square feet of space worldwide. Of that, we owned approximately 7.9 million square feet and leased the remaining 2.7 million square feet. Our sales and support facilities occupied a total of approximately 1.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 9.3 million square feet. All of our businesses share sales offices throughout the world.

In connection with the separation of Keysight, as of November 1, 2014, we transferred a total of approximately 5.7 million square feet of space worldwide.  Of that, Keysight owned approximately 4.1 million square feet and leased approximately 1.6 million square feet of space.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We conducted an investigation with the assistance of outside counsel and approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and discussed the matter with the Department of Justice (“DOJ”). On October 31, 2014, the Company resolved the matter with the DOJ with a settlement for an amount that was not material to Agilent's financial condition, results of operations or cash flows.

As part of routine internal audit activities, the Company determined that certain employees of Agilent's subsidiaries in China did not comply with the Company's Standards of Business Conduct and other policies.  Based on those findings, the Company has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third party intermediaries in China.  The internal investigation included a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations.  On September 5, 2013, the Company voluntarily contacted the United States Securities and Exchange Commission (“SEC”) and United States Department of Justice (“DOJ”) to advise both agencies of this internal investigation.  On September 15, 2014, the Company received a letter from the SEC’s Division of Enforcement stating that its investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against the Company by the SEC. On September 24, 2014, the Company received a letter from DOJ stating that DOJ had closed its inquiry into the matter, citing the Company’s voluntary disclosure and thorough investigation.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. The following table sets forth the high and low sale prices and the dividend declarations per quarter for the 2013 and 2014 fiscal years as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2013	High	Low	Dividends
First Quarter (ended January 31, 2013)	$45.55	$35.45	$0.22
Second Quarter (ended April 30, 2013)	$45.66	$40.19	N/A
Third Quarter (ended July 31, 2013)	$47.47	$41.24	$0.12
Fourth Quarter (ended October 31, 2013)	$53.47	$45.32	$0.12

Fiscal 2014	High	Low	Dividends
First Quarter (ended January 31, 2014)	$61.22	$49.84	$0.132
Second Quarter (ended April 30, 2014)	$60.46	$51.96	$0.132
Third Quarter (ended July 31, 2014)	$59.58	$53.66	$0.132
Fourth Quarter (ended October 31, 2014)	$59.40	$49.80	$0.132

As of December 1, 2014, there were 28,341 common stockholders of record.
During fiscal 2014, we issued four quarterly dividends of $0.132 per share. All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant.

The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held March 18, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

On November 1, 2014, we completed the distribution of the issued and outstanding common stock of Keysight to our shareholders. Agilent shareholders of records as of the close of business on October 22, 2014, the record date for the distribution, received one share of Keysight common stock for every two shares of Agilent common stock held as of the record date. Agilent shareholders received cash in lieu of any fractional shares of Keysight common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2014. The total number of shares of common stock purchased by the company during the year ended October 31, 2014 is 3,593,606 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
Aug. 1, 2014 through Aug. 31, 2014	—	N/A	—	N/A
Sep. 1, 2014 through Sep. 30, 2014	—	N/A	—	N/A
Oct. 1, 2014 through Oct. 31, 2014	—	N/A	—	N/A
Total	—	N/A	—

(1) On January 17, 2013, we announced that our board of directors approved a share repurchase program authorizing the use of up to $500 million to repurchase shares of the Company's common stock in open market transactions, inclusive of any amounts repurchased since November 1, 2012 (the “2013 Repurchase Program”). On May 14, 2013, we announced that our board of directors authorized a $500 million increase to the 2013 Repurchase Program, bringing the cumulative authorization to $1 billion. In November 2013, we completed the 2013 Repurchase Program and on November 22, 2013, we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the Company's employee equity incentive programs to maintain a weighted average share count of approximately 335 million diluted shares.  The new program does not require the Company to acquire a specific number of shares and may be suspended or discontinued at any time.

(2) The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Statement of Operations Data:			(2)		(1)
Net revenue	$6,981	$6,782	$6,858	$6,615	$5,444
Income before taxes	$646	$859	$1,043	$1,032	$692
Net income	$504	$724	$1,153	$1,012	$684
Net income per share — Basic:	$1.51	$2.12	$3.31	$2.92	$1.97
Net income per share — Diluted:	$1.49	$2.10	$3.27	$2.85	$1.94
Weighted average shares used in computing basic net income per share	333	341	348	347	347
Weighted average shares used in computing diluted net income per share	338	345	353	355	353
Cash dividends declared per common share	$0.528	$0.460	0.300	—	—

	October 31,
	2014	2013	2012	2011	2010
	(in millions)
Consolidated Balance Sheet Data:			(2)		(1)
Cash and cash equivalents and short-term investments	$3,028	$2,675	$2,351	$3,527	$2,649
Working capital	$3,798	$3,381	$2,736	$3,732	$3,086
Total assets	$10,831	$10,686	$10,536	$9,057	$9,696
Long-term debt	$2,762	$2,699	$2,112	$1,932	$2,190
Stockholders' equity	$5,298	$5,286	$5,182	$4,308	$3,228

(1) Consolidated financial data includes Varian, acquired on May 14, 2010.
(2) Consolidated financial data includes Dako, acquired on June 21, 2012 and a non-recurring tax benefit relating to the reversal of U.S. valuation allowance of $280 million.
Note: The above consolidated financial data includes Keysight which separated from Agilent on November 1, 2014. Keysight will be presented as a discontinued operation in the first fiscal quarter of 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, and growth in, and drivers of, the markets we sell into, backlog, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, sources and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, timing, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, the separation of the electronic measurement business, transaction expenses related to the separation, post-separation expenses, exiting our Nuclear Magnetic Resonance ("NMR") business, our new organizational structure, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

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

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. Agilent transferred substantially all of the assets, liabilities and operations of the electronic measurement business to Keysight as of August 1, 2014. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. We incurred pre-separation expenses of approximately $191 million in the year ended October 31, 2014. Pre-separation costs included all incremental expenses incurred by Agilent in order to effect the separation until the distribution date, November 1, 2014. They also included the cost of all new employees recruited in fiscal 2014 to operate the two separate companies. For the year ended October 31, 2014, we incurred $89 million of non-operating expenses related to the redemption of Agilent's debt obligations as part of our debt repositioning ahead of the distribution of Keysight. We also expect to incur some post-separation costs which include all incremental expenses incurred by Agilent in order to resize our global infrastructure organization in alignment with the relatively smaller footprint of the new company.  This will include expenses related to separation of IT infrastructure from Keysight until second quarter of fiscal 2015, streamlining of our residual IT infrastructure and elimination of redundant ERP (Enterprise Resource Planning) software. We also expect to incur, upon separation, transaction expenses, which, among other things, relate to investment banking and other advisory fees as well as tax costs related to the distribution. Total post-separation costs are expected to be approximately $50 million. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and will be reported as discontinued operations beginning in the first quarter of 2015.

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business will merge to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses will combine and will include the nucleic acid solutions division of our life sciences business to become the diagnostics and genomics segment. Finally, the crosslab segment will be formed from the services and consumables businesses. Financial reporting under this new structure will begin in the first quarter of 2015 with historical financial segment information recast to conform to this new presentation in our financial statements.

In the fourth quarter of 2014, Agilent announced that it is exiting its NMR business. Agilent stopped taking new NMR system orders, but the company will continue to meet customer commitments for orders in progress and for ongoing support contracts and continue to provide service on all installed NMR systems. The company expects that this decision will eliminate about 300 jobs, mostly within the next 12 months. For the year ended October 31, 2014 charges of approximately $68 million were incurred in respect of the exit of this business. For additional details related to the exit of the NMR business see Note 14, "Restructuring and Exit of NMR Business".

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

Agilent's total orders in 2014 were $7,134 million, an increase of 4 percent when compared to 2013. Foreign currency movements had an unfavorable impact of approximately 1 percentage point for the year ended October 31, 2014 when compared to 2013. Within our life sciences and diagnostics business orders increased 5 percent in 2014 compared to 2013. Chemical analysis orders increased 6 percent in 2014 when compared to 2013 and electronic measurement businesses orders increased 3 percent when compared to 2013. Agilent's total orders in 2013 were $6,827 million, a decrease of 1 percent when compared to 2012. Foreign currency movements had an unfavorable impact of approximately 2 percentage points for the year ended October 31, 2013 when compared to 2012. The increase in orders associated with the Dako acquisition accounted for approximately 3 percentage points of order growth for the year ended 2013 when compared to 2012.

Agilent's net revenue of $6,981 million in 2014 increased 3 percent when compared to 2013. Foreign currency movements for 2014 had an unfavorable impact of approximately 1 percentage point compared to 2013. Within our life sciences and diagnostics business revenue increased 3 percent in 2014 compared to 2013. There was growth in demand for life sciences and diagnostics products and services led by pharmaceutical and biotechnology and clinical markets. There was a decrease in demand from the life science research for the year ended October 31, 2014, when compared to the prior year. Within our chemical analysis business revenue grew 5 percent in 2014 compared with the prior year. There was a strong increase in revenue from the food safety and forensics with environmental and petrochemical markets also showing increases at a more modest level when compared to the prior year. Within electronic measurement, total revenue increased when compared to the prior year by 2 percent. General purpose markets increased with computer and semi-conductor markets improving, but aerospace and defense was down when compared to 2013. Also within electronic measurement, the communications test business increased for the year ended October 31, 2014 when compared to the prior year with wireless manufacturing growing strongly and R&D showing a moderate shortfall compared to the prior year. Agilent's net revenue of $6,782 million decreased 1 percent in 2013 when compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of approximately 1 percentage point compared to 2012. Revenue associated with the Dako acquisition accounted for approximately 4 percentage points of the revenue growth for the year ended October 31, 2013 when compared to 2012.

Net income was $504 million in 2014 compared to net income of $724 million and $1,153 million in 2013 and 2012, respectively. In 2014, 2013 and 2012 we generated operating cash flows of $711 million, $1,152 million and $1,228 million, respectively. As of October 31, 2014 and 2013 we had cash and cash equivalents balances of $3,028 million and $2,675 million, respectively. Operating cash flows in 2014 were impacted by pre-separation costs and separation related taxes, the redemption of senior notes including payments relating to accrued interest and the timing of the purchase of shares under the employee stock purchase plan.

For the years ended October 31, 2014, 2013 and 2012 cash dividends of $176 million, $156 million and $104 million were paid on the company's outstanding common stock, respectively. On November 20, 2014, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $34 million which will be paid on January 28, 2015 to shareholders of record as of the close of business on January 6, 2015. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On July 14, 2014, we settled the redemption of all $500 million outstanding aggregate principal amount of our 5.5% senior notes ("2015 senior notes") due September 14, 2015 that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included a $28 million prepayment penalty, $1 million of amortization of debt issuance costs and discount, offset by the amortization of a deferred gain on the terminated interest rate swap related to those senior notes of approximately $8 million. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 6.5% senior notes ("2017 senior notes") due November 1, 2017 that had been called for redemption on September 19, 2014. The redemption price of approximately $580 million included an $80 million prepayment penalty, $2 million of amortization of debt issuance costs and discount, offset by the amortization of a deferred gain on the terminated interest rate swap related to those senior notes of approximately $14 million. We also paid accrued and unpaid interest of $15 million on the 2017 senior notes up to but not including the redemption date.

On October 6, 2014 Keysight announced that it had agreed to sell $500 million of 3.30% senior notes due 2019 ("2019 senior notes") and $600 million of 4.55% senior notes due 2024 ("2024 senior notes"). The transaction closed on October 15, 2014. Each series of notes initially were guaranteed on an unsecured, unsubordinated basis by Agilent. The guarantees terminated upon the completion of the separation of Keysight from Agilent on November 1, 2014.

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2014, we repurchased 4 million shares for $200 million.

Looking forward, we expect positive trends to continue in our life sciences and diagnostics and chemical analysis businesses as we continue to invest in research and development and to improve our applications and solutions portfolio through the introduction of new products. We will continue to bring innovative new offerings to the marketplace, and expand our laboratory-wide services and consumables to drive growth in genomics, clinical research and diagnostic markets.

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

Inventory valuation.    We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period. In the fourth quarter of 2014, Agilent announced it is exiting the NMR business, and as a result, recorded an excess inventory charge of $30 million.

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

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of Agilent's stock option over the most recent historical period equivalent to the expected life. A 10 percent increase in our historical estimated volatility from 39 percent to 49 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 23 percent if no other factors were changed.

For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years for 2012 to 2014, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants, which we believe is representative of future behavior. See Note 4, "Share-based Compensation," to the consolidated financial statements for more information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2014 and 2013, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio and decreased in 2014 from the previous year. For 2014 and 2013, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and in 2014, decreased from the previous year. If we changed our discount rate by 1 percent, the impact would be $8 million on U.S. pension expense and $21 million on non-U.S. pension expense. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $10 million on U.S. pension expense and $17 million on non-U.S. pension expense. For 2014, actual return on assets was above expectations which, along with contributions during the year, reduced next year’s pension cost as well as improved the funded status at year end. The net periodic pension and post-retirement benefit costs recorded in operations excluding curtailments and settlements were $13 million in 2014, $58 million in 2013, and $52 million in 2012.

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

In fiscal year 2014, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the four reporting units, as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2014, 2013 and 2012.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allowed the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. In the years ended October 31, 2014, 2013 and 2012, we recorded an impairment of $4 million, $1 million and $1 million, respectively due to the cancellation of certain IPR&D projects. In addition, in the year ended October 31, 2014, we also recorded $12 million of impairment of other intangibles due to the exit of our NMR business.

Restructuring and exit of NMR business. The main components of expenses are related to workforce reductions, assets impairments and write-downs and special charges to inventory, which mainly relates to exiting of one of our businesses. Workforce reduction charges are accrued when payment of benefits that the employees are entitled to becomes probable and the amounts can be estimated. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. The charges related to inventory include estimated future inventory disposal payments that we are contractually obliged to make to our suppliers and inventory written-down to net realizable value. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At October 31, 2014, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Restructuring and Exit of NMR Business

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and diagnostics segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. In connection with the exit, we have recorded approximately $68 million in restructuring and other related costs associated with the closure of NMR. These costs are comprised of severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. The exit of the NMR business is expected to result in a positive impact of approximately $10 million in operating profit in fiscal year 2015. As of October 31, 2014, substantially all employees are pending termination under the above actions and approximately $2 million was paid under the above actions.

In the second quarter of 2013, we accrued for a targeted restructuring program to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. In the fourth quarter of fiscal year 2013, Agilent announced plans to separate the electronic measurement business from Agilent which was completed on November 1, 2014. As a result, approximately 50 employees from the targeted restructuring plan have been redeployed within the company, reducing the total headcount under this plan to 400 employees. The timing and scope of workforce reductions will vary based on local legal requirements. When completed the restructuring program expected to result in an approximately $50 million reduction in annual cost of sales and operating expenses over the three business segments. In addition we have been streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales.

For the year ended October 31, 2014 we reversed $4 million in restructuring charges associated with employees that have been redeployed within the company. Within the U.S, we have substantially completed these restructuring activities.  Internationally, we expect to complete almost all of these restructuring activities by the end of the first quarter of fiscal 2015. As of October 31, 2014, approximately 70 employees, including Keysight employees, are pending termination and approximately $46 million was been paid under the above actions. In the year ended October 31, 2014, we have realized the expected savings within our three business segments as a result of these restructuring activities.

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

Results from Operations

Orders and Net Revenue

	Years Ended October 31,			2014 over 2013 % Change	2013 over 2012 % Change
	2014	2013	2012
	(in millions)
Orders	$7,134	$6,827	$6,877	4%	(1)%
Net revenue:
Products	$5,686	$5,534	$5,659	3%	(2)%
Services and other	$1,295	$1,248	$1,199	4%	4%
Total net revenue	$6,981	$6,782	$6,858	3%	(1)%

	Years Ended October 31,			2014 over 2013 Ppts Change	2013 over 2012 Ppts Change
	2014	2013	2012
% of total net revenue:
Products	81%	82%	83%	(1) ppt	(1) ppt
Services and other	19%	18%	17%	1 ppt	1 ppt
Total	100%	100%	100%

In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months.

Agilent's total orders in 2014 were $7,134 million, an increase of 4 percent when compared to 2013. Foreign currency movements had an unfavorable impact of approximately 1 percentage point for the year ended October 31, 2014 when compared to 2013. Within our life sciences and diagnostics business orders increased 5 percent in 2014 compared to 2013. Chemical analysis orders increased 6 percent in 2014 when compared to 2013 and electronic measurement businesses orders increased 3 percent when compared to 2013. Agilent's total orders in 2013 were $6,827 million, a decrease of 1 percent when compared to 2012. Foreign currency movements had an unfavorable impact of approximately 2 percentage points for the year ended October 31, 2013 when compared to 2012. The increase in orders associated with the Dako acquisition accounted for approximately 3 percentage points of order growth for the year ended 2013 when compared to 2012.

Agilent's net revenue of $6,981 million in 2014 increased 3 percent when compared to 2013. Foreign currency movements for 2014 had an unfavorable impact of approximately 1 percentage point compared to 2013. Within our life sciences and diagnostics business revenue increased 3 percent in 2014 compared to 2013. There was growth in demand for life sciences and diagnostics products and services led by pharmaceutical and biotechnology and clinical markets. There was a decrease in demand from the life science research for the year ended October 31, 2014, when compared to the prior year. Within our chemical analysis business revenue grew 5 percent in 2014 compared with the prior year. There was a strong increase in revenue from the food safety and forensics with environmental and petrochemical markets also showing increases at a more modest level when compared to the prior year. Within electronic measurement, total revenue increased when compared to the prior year by 2 percent. General purpose markets increased with computer and semi-conductor markets improving, but aerospace and defense was down when compared to 2013. Also within electronic measurement, the communications test business increased for the year ended October 31, 2014 when compared to the prior year with wireless manufacturing growing strongly and R&D showing a moderate shortfall compared to the prior year. Agilent's net revenue of $6,782 million decreased 1 percent in 2013 when compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of approximately 1 percentage point compared to 2012. Revenue associated with the Dako acquisition accounted for approximately 4 percentage points of the revenue growth for the year ended October 31, 2013 when compared to 2012.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 4 percent in 2014 as compared to 2013. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed produce base. Service and other revenue increased due to increased service contract renewals and laboratory productivity services, but revenue from the sale of extended warranties within our electronic measurement business was flat due to the extension of standard terms from one year to three years in 2013. Services and other revenue increased 4 percent in 2013 as compared to 2012.

Backlog

Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
On October 31, 2014, our unfilled backlog for the chemical analysis business was approximately $430 million, as compared to approximately $380 million at October 31, 2013. Within our life sciences and diagnostics business, our unfilled backlog was approximately $530 million on October 31, 2014 as compared to approximately $520 million at October 31, 2013.

On October 31, 2014, our unfilled backlog for the electronic measurement business was approximately $780 million, as compared to approximately $760 million at October 31, 2013. It is expected that the unfilled backlog will be fulfilled by Keysight which separated from Agilent on November 1, 2014.

We expect that a majority of the unfilled backlog for all businesses will be delivered to customers within six months. On average, our unfilled backlog represents approximately three months' worth of revenues. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Gross margin on products	53.0%	53.5%	53.9%	(1) ppt	—
Gross margin on services and other	44.8%	46.2%	46.1%	(1) ppt	—
Total gross margin	51.5%	52.1%	52.6%	(1) ppt	—
Operating margin	11.9%	14.0%	16.3%	(2) ppts	(2) ppts

(in millions)
Research and development	$719	$704	$668	2%	5%
Selling, general and administrative	$2,043	$1,880	$1,817	9%	3%

In 2014, total gross margins decreased one percentage point when compared to the same period last year. Gross margins in our life sciences and diagnostics business were relatively flat, up in our chemicals analysis business and down within our electronic measurement business for the year ended October 31, 2014 when compared to 2013. There were changes in gross margin due to higher inventory charges driven by the exit of the NMR business, expenditures to address an FDA warning letter, increased warranty costs and product discounts offset by favorable manufacturing overhead costs. Operating margins declined by 2 percentage point in the year ended October 31, 2014 when compared to the same period last year. The overall decline in operating margin for the year ended October 31, 2014 was mostly due to pre-separation costs. Operating margins within our life sciences and diagnostics business was down and in the chemical analysis business operating margins increased for the year ended October 31, 2014 when compared to 2013. Within electronic measurement operating margins was flat for the year ended October 31, 2014 when compared to 2013.

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

Gross inventory charges were $79 million in 2014, $48 million in 2013 and $30 million in 2012. Sales of previously written down inventory were $9 million in 2014, $7 million in 2013 and $5 million in 2012.

Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct five types of research and development: basic research, foundation technologies, communications, life sciences and measurement. Our research seeks to improve on various technical competencies in electronics, photonics, software, systems and solutions and life sciences. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve on the more than 20,000 products already in production, focus on major new product releases, and develop new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities to align our business with available markets and position ourselves to capture market share.

Research and development expenditures increased 2 percent in 2014 compared to 2013. R&D expenditure increased within our life sciences and diagnostics and chemical analysis businesses with investments for product and software R&D together with wage increases and higher variable pay. Within our electronic measurement business there was a reduction in R&D expenditure within electronic measurement business due to savings from prior year's restructuring. Research and development expenditures increased 5 percent in 2013 compared to 2012. Increased expenditure was due to our continued investment in new product development and technologies, increased costs due to Dako, restructuring costs and wage increases, partially offset by lower variable and incentive pay. We remain committed to invest in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 9 percent in 2014 compared to 2013. Selling, general and administrative expenditure increased mostly due to pre-separation costs with other increases in wages, higher commissions and investments in sales channel coverage partially offset by an $11 million gain on sale of land and savings due to restructuring charges incurred in the prior year. Selling, general and administrative expenses increased 3 percent in 2013 compared to 2012. Increases were due to the acquisition of Dako, including amortization of intangible assets, wage increases and investments in sales channel coverage in emerging geographies and restructuring costs offset by decreases in variable and incentive pay.

Interest expense for the years ended October 31, 2014, 2013 and 2012 was $113 million, $107 million and $101 million, respectively, and relates to the interest charged on our senior notes offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2014, our headcount was approximately 21,400 compared to 20,600 in 2013 and 20,500 in 2012. Following the separation of Keysight from Agilent our headcount will be approximately 12,000.

Other income (expense)

For the year ended October 31, 2014 other income (expense), net includes a net loss on the early redemption of the 2015 senior notes and partial redemption of the 2017 notes of $89 million consisting of the prepayment penalties of $108 million, $3 million of accelerated amortization of debt issuance costs and discount and the accelerated amortization of interest rate swap gains of $22 million.

Income Taxes

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Provision (benefit) for income taxes	$142	$135	$(110)

For 2014, the effective tax rate was 22 percent. The 22 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays. The impact of the tax holidays decreased income taxes by $76 million in 2014. In the fourth quarter we recorded an out of period tax expense of $13 million tax for corrections to U.S. deferred taxes. In the third quarter we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of the tax basis of land in the UK and a $3 million tax expense to correct tax related balance sheet accounts. In the second quarter we recorded an out of period adjustment to tax expense of approximately $12 million for correction of transfer pricing for tax years 2012 and 2013. These corrections are not considered material to current or prior periods. The effective tax rate increased by 6 percent over the previous year primarily due to lower earnings in non-US jurisdictions taxed a lower statutory rates, the out of period adjustments listed above and the impact of non-deductible costs related to the separation of Keysight of $17 million.

For 2013, the effective tax rate was 16 percent. The 16 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays. The impact of the tax holidays decreased income taxes by $127 million in 2013. The effective tax rate also included a $12 million out-of-period adjustment to increase tax expense, recognized in the second quarter of 2013, associated with the write off of deferred tax assets related to foreign tax credits incorrectly claimed in prior years.

For 2012, the effective tax rate was a benefit of 11 percent. The 11 percent effective tax rate benefit reflected tax on earnings in jurisdictions that had low effective tax rates and included a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets was no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate was also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. The Keysight entity in Singapore has not obtained a tax holiday to date. Accordingly, income tax expense has been recorded on its fourth quarter earnings at the statutory rate. As a result of the incentives, the impact of the tax holidays decreased income taxes by $76 million, $127 million, and $122 million in 2014, 2013, and 2012, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.23, $0.37, and $0.35 in 2014, 2013 and 2012, respectively.

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

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $148 million principally related to additional foreign earnings that were recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

Segment Overview

Through October 31, 2014, we have three business segments comprised of the life sciences and diagnostics business, the chemical analysis business and the electronic measurement business.

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

Orders and Net Revenue

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
	(in millions)
Orders	$2,424	$2,319	$1,993	5%	16%
Net revenue from products	$1,914	$1,868	$1,578	2%	18%
Net revenue from services and other	458	432	406	6%	6%
Total net revenue	$2,372	$2,300	$1,984	3%	16%

Life sciences and diagnostics orders in 2014 grew 5 percent compared to 2013. Foreign currency movements had a negligible impact on order growth when compared to the prior year. Order results were led by solid demand in the LC, services and consumables portfolios, along with strength in LCMS, nucleic acid, genomics and informatics. Geographically, orders grew 5 percent in the Americas, grew 9 percent in Europe, declined 9 percent in Japan, and grew 2 percent in Asia Pacific excluding Japan during 2014 when compared to 2013. Life sciences and diagnostics orders in 2013 increased 16 percent compared to 2012. Foreign currency movements had an unfavorable impact of 2 percentage points on order growth when compared to the prior year. Excluding the impact of the Dako acquisition, order growth of 4 percent in 2013 was driven by strength in LC, genomics, services and consumables, partially offset by declines in LCMS and research products.

Life sciences and diagnostics net revenue in 2014 increased 3 percent compared to 2013. Foreign currency movements for 2013 had a negligible impact on revenue growth when compared to the prior year. Revenue growth was led by strength in genomics, LC, consumables and services portfolios. Geographically, revenue grew 3 percent in the Americas, grew 5 percent in Europe, declined 1 percent in Japan, and grew 3 percent in Asia Pacific excluding Japan during 2014 when compared to 2013. The economic recovery and improved government spending continued to drive growth in the Americas. Increased spending for life science research in China drove the moderate growth in Asia Pacific excluding Japan, while Japan reflected the unfavorable impact of currency and lower government spending. Life sciences and diagnostics revenue in 2013 increased 16 percent compared to 2012. Foreign currency movements for 2013 had an unfavorable impact of 1 percentage point compared to 2012. Excluding the impact of the Dako acquisition, revenue growth of 3 percent was led by strength in LC, consumables and services, partially offset by declines in LCMS and research products.

End market performance reflected mixed growth across markets in 2014. Pharmaceutical and biotechnology market growth was driven by technology refreshes and continued specialty pharmaceutical demand. Despite budget restrictions in most pharmaceutical companies, technology refresh programs in large and mid-size pharmaceutical companies continue to drive traditional replacement business to move to the latest technologies. In life science research, improved government spending on capital equipment in the U.S., China and Europe in the second half of 2014 was not enough to offset the softness in research in the first half and in Japan. The first half of 2014 was impacted by slow releasing budgets particularly in the U.S. and China. The diagnostics and clinical market reflected solid demand for CGH microarray and target enrichment solutions and sustained growth in pathology. Applied markets grew moderately with good demand in forensics and food boosted by increased government spending in the U.S.

Looking forward, we are optimistic about our growth opportunities in the life sciences and diagnostics markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio. We expect low spending levels to continue in life science research markets, but we expect businesses such as consumables and services and the continued need to refresh instrumentation with high sensitivity and increased throughput to partially offset this effect. We remain positive about our growth in our clinical and clinical research markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue. We expect that there will be a positive impact of approximately 1 percentage point to operating margin in fiscal year 2015 as we complete the exit of our NMR business.

Gross Margin and Operating Margin

The following table shows the life sciences and diagnostics business' margins, expenses and income from operations for 2014 versus 2013, and 2013 versus 2012.

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Total gross margin	54.1%	54.3%	53.3%	—	1 ppt
Operating margin	15.8%	16.4%	14.8%	(1) ppt	2 ppts

(in millions)
Research and development	$244	$228	$195	7%	17%
Selling, general and administrative	$664	$645	$567	3%	14%
Income from operations	$376	$377	$295	—	28%

Gross margins in 2014 were relatively flat compared to 2013. Gross margins reflect favorable product mix, lower inventory charges, entirely offset by costs to address the FDA warning letter and higher infrastructure expenses and wage increases. Gross margins increased 1 percentage point in 2013 compared to 2012. The increase in gross margins was mainly due to the impact of the Dako acquisition, along with favorable volume and lower infrastructure expenses partially offset by unfavorable product mix.

Research and development expenses increased 7 percent in 2014 compared to 2013 due to greater investments in software and next generation products, higher infrastructure expenses, wage increases and higher variable pay. Research and development expenses increased 17 percent in 2013 compared to 2012. The increase was primarily due to the impact of the Dako acquisition.

Selling, general and administrative expenses increased 3 percent in 2014 compared to 2013 due to higher commissions, higher infrastructure expenses partially offset by workforce reductions. Selling, general and administrative expenses increased 14 percent in 2013 compared to 2012. The increase was primarily due to the impact of the Dako acquisition.

Operating margins decreased 1 percentage point in 2014 compared to 2013 on higher revenue offset by increased operating expenses. Our NMR business, which we made a decision to exit at the end of the fiscal year, had an unfavorable impact of approximately 2 percentage points on operating margin for fiscal year 2014. Operating margins increased by 2 percentage points in 2013 compared to 2012. The increases were mainly due to the impact of the Dako acquisition and favorable gross profit from higher revenue.

Income from Operations

Income from operations in 2014 decreased by $1 million on a revenue increase of $72 million. Income from operations in 2013 increased by $82 million or 28 percent on a revenue increase of $316 million, a 26 percent year-over-year operating margin incremental. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

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

Orders and Net Revenue

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
	(in millions)
Orders	$1,747	$1,642	$1,604	6%	2%
Net revenue from products	$1,292	$1,232	$1,219	5%	1%
Net revenue from services and other	384	362	340	6%	6%
Total net revenue	$1,676	$1,594	$1,559	5%	2%

Chemical analysis orders in 2014 increased 6 percent when compared to 2013. Foreign currency movements for 2014 had an unfavorable impact of 1 percentage point compared to 2013. Order results showed positive performance in high-end gas chromatographs, spectroscopy instruments, services and consumables. Strength in these areas was offset by declines in mid-range, micro gas chromatographs and vacuum products. Geographically, orders grew 6 percent in the Americas, increased 9 percent in Europe, declined 1 percent in Japan (includes unfavorable currency impact of 11 percentage points), and grew 6 percent in Asia Pacific excluding Japan during 2014 when compared to 2013. In the Americas the performance was primarily due to the improved demand from government as well as private sector in the second half of the year. Total Asia Pacific orders reflected continued weakness in Japan orders offset by continued growth in both China and India. Chemical analysis orders in 2013 increased 2 percent compared to 2012; orders were led by positive growth in services, consumables, and ICP-MS instruments which was partially offset by declines in GC-MS systems and flat orders in vacuum pump products.

Chemical analysis revenue in 2014 increased 5 percent compared to 2013. Foreign currency movements for 2014 had an unfavorable impact of 1 percentage point compared to 2013. Revenue growth was led by strength in high-end GC’s and AA-OES instruments; this was partially offset by weakness in micro/ mid-range GC’s and vacuum products. Geographically, revenue grew 4 percent in the Americas, grew 10 percent in Europe, grew 1 percent in Japan (including a 12 percentage point unfavorable currency impact), and grew 3 percent in Asia Pacific excluding Japan over 2013. Chemical analysis revenue grew 2 percent in 2013 compared to 2012. Revenue growth was led by services and consumables. In the instruments, GC and GC-MS weaknesses were offset by strength in ICP-MS and AA-OES.

Chemical analysis saw positive growth in all the key end markets. Growth was led by food testing where the demand to export safe and high quality food in emerging markets remains strong, and improved government funding in the Americas and Europe continue to drive strength for demand of spectroscopes and high-end gas chromatograph instruments. Government spend in the developed countries has improved in the second half of the year, and is driving the growth in forensics and environmental markets. Chemical and energy end markets saw low single digit growth in 2014 compared to 2013, driven primarily by softness in the industrial markets. In forensics, the spread of designer drugs continues to drive the need for high-sensitivity testing which is positively impacting the growth of GC-MS systems, particularly in US and Japan. Environmental and food testing demand grew due to an increased regulatory environment in China and other developing economies.

While the economic environment still remains uncertain, the second half results of 2014 reflect a positive outlook for the chemical analysis core end markets. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets. New instrument launches over the next twelve months, as well as continued market acceptance of our new products released in 2014 (new 5100 ICPOES, 7010 GCMS and 7200 GC Q-TOF), should help with our product differentiation and competitive position.

Gross Margin and Operating Margin

The following table shows the chemical analysis business's margins, expenses and income from operations for 2014 versus 2013, and 2013 versus 2012.

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Total gross margin	52.6%	51.7%	51.4%	1 ppt	—
Operating margin	23.1%	22.3%	21.7%	1 ppt	1 ppt

(in millions)
Research and development	$102	$94	$93	8%	2%
Selling, general and administrative	$393	$374	$371	5%	1%
Income from operations	$387	$355	$338	9%	5%

Gross margins increased in 2014 almost 1 percentage point compared to 2013; unfavorable foreign currency movements, higher product discounts, and wage increases were more than offset by favorable manufacturing overhead costs and favorable revenue volume. Gross margins in 2013 were flat compared to 2012. Higher product discounts and unfavorable foreign currency movements were offset by favorable manufacturing overhead costs and favorable revenue volume.

Research and development expenses increased 8 percent in 2014 when compared to 2013; however remained flat as a percentage of revenue, as we continue to make investments in product R&D. Research and development expenses increased 2 percent in 2013 compared to 2012 driven by our continued investment in instrument products.

Selling, general and administrative expenses increased 5 percent in 2014 compared to 2013. The increase was mainly due to higher infrastructure expenses, wage increases, and higher commissions partially offset by favorable currency impact. Selling, general and administrative expenses increased 1 percent in 2013 compared to 2012, mainly due to higher infrastructure expenses and commissions partially offset by reduced discretionary expenses including marketing programs and travel.

Operating margins increased by 1 percentage point in 2014 compared to 2013. The increase was due to higher revenue and improved gross margins. Operating margins increased by 1 percentage point in 2013 compared to 2012.

Income from Operations

Income from operations in 2014 increased by $32 million or 9 percent compared to 2013 on a revenue increase of $82 million, a 39 percent year-over-year operating margin incremental. Income from operations in 2013 increased by $17 million or 5 percent compared to 2012 on a revenue increase of $35 million, a 49 percent year-over-year operating margin incremental.

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

Orders and Net Revenue

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
	(in millions)
Orders	$2,963	$2,866	$3,280	3%	(13)%
Net revenue from products	$2,480	$2,434	$2,862	2%	(15)%
Net revenue from services and other	453	454	453	—	—
Total net revenue	$2,933	$2,888	$3,315	2%	(13)%

Electronic measurement orders increased 3 percent in 2014 compared to 2013. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Orders increased in all market segments in 2014 compared to 2013 including aerospace and defense; industrial, computer, and semiconductor test; and communications test. On a geographic basis, orders grew 11 percent in Asia Pacific excluding Japan, 6 percent in Europe and 3 percent in the Americas compared to 2013. Japan orders declined 16 percent year-over-year, declining 9 percent year-over-year in local currency compared to 2013. Asia Pacific excluding Japan increased in all market segments. The increase in the Americas was driven by strong aerospace and defense orders. Electronic measurement orders declined 13 percent in 2013 compared to 2012. Orders were lower for all market segments, including aerospace and defense; industrial, computer, and semiconductor test; and communications test.

Electronic measurement revenues increased 2 percent in 2014 compared to 2013 with modest growth in industrial, computer and semiconductor test, and communication test partially offset by decline in the aerospace and defense revenue. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Revenue from Asia Pacific excluding Japan grew 8 percent driven by growth in communication test and industrials, computer and semiconductor test. Europe revenue increased 5 percent year-over-year from growth in communications test. Americas declined 3 percent year-over-year with lower aerospace and defense and communications test. Japan declined 9 percent year-over-year, with declines in all market segments. Revenue from products increased 2 percent in 2014 compared to 2013 while service related revenue was flat. Growth in calibration services and remarketing sales of used equipment were partially offset by declines in the equipment repair business due to the move from a one to three year product warranty. Electronic measurement revenue declined 13 percent in 2013 compared to 2012 primarily on lower wireless manufacturing and industrial, computer and semiconductor test demand.

General purpose test revenue, representing approximately 66 percent of electronic measurement business, increased year-over-year. Growth in industrial, computer, and semiconductor test demand was partially offset by declines in the aerospace and defense business. Aerospace and defense business, while down for the full fiscal year, had positive growth in the last two fiscal quarters. The computer and semiconductor increase was driven by investment in capacity growth and the overall strength in the semiconductor market. The industrial test business grew for the year with particular strength in the last fiscal quarter driven by growth in the Americas and Asia Pacific excluding Japan. In 2013, general purpose test revenue, representing approximately 66 percent of electronic measurement business, declined year-over-year on weak industrial, computer, and semiconductor test demand.

Communications test revenue, representing approximately 34 percent of total electronic measurement, increased year over year with increases in wireless manufacturing and broadband communications business partially offset by modest declines in Wireless R&D. Wireless manufacturing growth continues to be driven by 4G base station investments, mainly for China. Broadband showed solid growth impacted by demand for datacom bandwidth. Wireless R&D continues to be affected by cautious customer spending driven by consolidation and restructuring activities throughout the industry, across device, network equipment, chipset and component manufacturers. In 2013, communications test represented approximately 34 percent of total electronic measurement revenue. Revenue declined year-over-year due to significantly lower wireless manufacturing demand and modest declines in wireless R&D.

Gross Margin and Operating Margin

The following table shows the electronic measurement business's margins, expenses and income from operations for 2014 versus 2013 and 2013 versus 2012.

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Total gross margin	55.7%	56.9%	56.9%	(1) ppt	—
Operating margin	19.1%	18.9%	22.7%	—	(4) ppts

(in millions)
Research and development	$358	$365	$375	(2)%	(3)%
Selling, general and administrative	$717	$733	$761	(2)%	(4)%
Income from operations	$559	$544	$751	3%	(28)%

Gross margins declined 1 percentage point in 2014 compared to 2013 on slightly higher revenue. Higher inventory charges and an increase in three year warranty costs were the primary reasons for the lower gross margins. Gross margins were flat in 2013 compared to 2012 on lower revenue. A decline in variable and incentive pay and reduced infrastructure spending were offset by higher inventory charges and wage increases.

 Research and development expenses declined 2 percent in 2014 compared to 2013. Reductions were the result of lower infrastructure costs. Research and development expenses declined 3 percent in 2013 compared to 2012. Reductions in development spending, variable and incentive pay, and infrastructure related expenses, and the favorable impact of currency movements were partially offset by investments in acquisitions and wage increases.

Selling, general and administrative expenses decreased 2 percent in 2014 compared to 2013. Reductions in infrastructure costs and the favorable impact of currency movements were partially offset by increases in marketing communications and travel. Selling, general and administrative expenses decreased 4 percent in 2013 compared to 2012. Reductions in discretionary spending, lower variable and incentive pay, and the favorable impact of currency movements were partially offset by wage increases.

Operating margins were flat in 2014 compared to 2013 with revenue growth offset by lower gross margins. Operating margins declined by 4 percentage points in 2013 compared to 2012 on lower revenue partially offset by reduced operating expenses.

Income from Operations

Income from operations in 2014 increased by $15 million or 3 percent compared to 2013 on a revenue increase of $45 million, a 33 percent year-over-year operating margin incremental, reflecting the impact of higher revenue and expense reductions. Income from operations in 2013 decreased by $207 million or 28 percent compared to 2012 on a revenue decrease of $427 million, a 48 percent year-over-year operating margin decrement, reflecting the net impact of lower revenue partially offset by expense reductions.

Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2014 consisted of cash and cash equivalents of $3,028 million as compared to $2,675 million as of October 31, 2013.

As of October 31, 2014, approximately $2,397 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The separation agreement provided that prior to the distribution, Keysight made a cash distribution to Agilent in an amount equal to $900 million. The distribution of such cash to Agilent was intended to be a return of capital to Agilent that ensures that Keysight had approximately $700 million of total cash immediately following distribution.

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

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $711 million in 2014 as compared to $1,152 million provided in 2013 and $1,228 million provided in 2012. We paid approximately net taxes of $131 million in 2014, as compared to net $110 million in taxes in 2013 and net $86 million in 2012. Operating cash flows in 2014 were impacted by pre-separation costs and separation related taxes, the redemption of senior notes including payments related to accrued interest and the timing of the purchase of shares under the employee stock purchase plan.

In 2014, the change in accounts receivable used cash of $119 million, provided cash of $14 million in 2013 and provided cash of $19 million in 2012. Days' sales outstanding were 49 days in 2014, 47 days in 2013 and 47 days in 2012. The change in accounts payable provided cash of $50 million in 2014, used cash of $27 million in 2013 and used cash of $31 million in 2012. Cash used in inventory was $99 million in 2014, $100 million in 2013 and $52 million in 2012. Inventory days on-hand decreased to 106 days in 2014 compared to 118 days in 2013 and 108 days in 2012.

We contributed $30 million to our U.S. defined benefit plans in each of 2014, 2013 and 2012. We contributed $68 million, $89 million and $54 million to our non-U.S. defined benefit plans in 2014, 2013 and 2012, respectively. We contributed $1 million to our U.S. post-retirement benefit plans in 2014 and 2013, we did not contribute to our U.S. post-retirement benefit plans in 2012. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2014 were $103 million or 14 percent less than 2013. Total contributions in 2013 were $120 million or 43 percent more than 2012. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $41 million to our U.S. and non-U.S. defined benefit plans and zero to our U.S. post-retirement benefit plans during 2015.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities in 2014 was $230 million and in 2013 was $248 million as compared to net cash used of $2,366 million in 2012 primarily due to the acquisition of Dako.

Investments in property, plant and equipment were $205 million in 2014, $195 million in 2013 and $194 million in 2012. Proceeds from sale of property, plant and equipment were $14 million in 2014, $2 million in 2013 and zero in 2012. In 2014 we invested $13 million in acquisitions of businesses compared to $21 million in 2013 in acquisitions of businesses and intangible assets compared to $2,257 million in 2012. In 2014, there were $25 million of purchases of equity method investments including a $3.5 million loan converted to equity compared with $46 million of purchases of investments including $21 million for equity method investments in 2013. Proceeds from the sale of investment securities in 2014 were $1 million, $12 million in 2013 and $5 million in 2012.

On April 30, 2014, Agilent entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the year ended October 31, 2014 we recognized $11 million gain on sale of land in respect of the first of three land tracts in selling, general and administrative expenses. The property transfers to Keysight at distribution and the two remaining future payments in November 2015 and November 2016 from the developers will become due to and collected by Keysight.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities in 2014 was $97 million compared to $554 million in 2013 and $37 million in 2012, respectively.

Treasury stock repurchases

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of October 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

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

For the year ended October 31, 2014, we repurchased 4 million shares for $200 million. For the year ended October 31, 2013, we repurchased 20 million shares for $900 million. For the year ended October 31, 2012, we repurchased 5 million shares for $172 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the year ended October 31, 2014, cash dividends of $0.528 per share, or $176 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2013, cash dividends of $0.46 per share, or $156 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. On November 20, 2014, we declared a quarterly dividend of $0.10 per share of common stock, or approximately $34 million which will be paid on January 28, 2015 to shareholders of record as of the close of business on January 6, 2015. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility (the “Agilent Facility”) that will expire on September 15, 2019.  The Agilent Facility replaced the previous credit facility (“old credit facility”) and provides for amounts to be borrowed for general corporate purposes. For the year ended October 31, 2014, we borrowed $50 million under the old credit facility and repaid $50 million by October 31, 2014. As of October 31, 2014 the company has no borrowings outstanding under the Agilent facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2014.

On September 15, 2014, Keysight, a wholly owned subsidiary of Agilent, entered into a credit agreement with a financial institution which provides for a $300 million five-year unsecured credit facility (the “Keysight Facility”) that will expire on November 1, 2019 and provides for amounts to be borrowed for general corporate purposes. The credit agreement was initially guaranteed by Agilent. The guarantee terminated upon the completion of the separation of Keysight from Agilent on November 1, 2014. As of October 31, 2014 the company has no borrowings outstanding under the Keysight facility. We were in compliance with the covenants for the credit facility during the year ended October 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of October 31, 2014 the company had no borrowings outstanding under the facility.

Short-term Loan

On July 10, 2014, a wholly owned subsidiary of Agilent in India entered into a short-term loan agreement with a financial institution, which provides up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan was repaid during the year and as of October 31, 2014, no balance was outstanding against this credit facility.

Long-term debt

On July 14, 2014, we settled the redemption of the outstanding aggregate principal amount of our 5.5% senior notes (“2015 senior notes”) due September 14, 2015, that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included the $500 million principal amount and a $28 million prepayment penalty. The prepayment penalty less full amortization of previously deferred interest rate swap gain of approximately $8 million together with $1 million of amortization of debt issuance costs and discount was disclosed in other income (expense), net in the condensed consolidated statement of operations. The amortization of the interest rate swap gain has been recognized as an adjustment to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2014 was $3 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 6.5% senior notes ("2017 senior notes") due November 1, 2017 that had been called for redemption on September 19, 2014. The redemption price of approximately $580 million included a $80 million prepayment penalty computed in accordance with the terms of the 2017 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest related to $500 million partial redemption. The prepayment penalty less partial amortization of previously deferred interest rate swap gain of approximately $14 million together with $2 million of amortization of debt issuance costs and discount was disclosed in other income (expense), net in the condensed consolidated statement of operations. We also paid accrued and unpaid interest of $15 million on the 2017 senior notes up to but not including the redemption date.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2014 was $22 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

In June 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. Interest is payable semi-annually on January 15th and July 15th of each year and payments commenced January 15, 2014.

On October 6, 2014 Keysight announced that it had agreed to sell $500 million of 3.30% senior notes due 2019 ("2019 senior notes") and $600 million of 4.55% senior notes due 2024 ("2024 senior notes"). The transaction closed on October 15, 2014. Each series of notes initially were guaranteed on an unsecured, unsubordinated basis by Agilent. The guarantees terminated upon the completion of the separation of Keysight from Agilent on November 1, 2014.

As of October 31, 2014, and as a result of the Dako acquisition, we have mortgage debts, secured on buildings in Denmark, in Danish Krone equivalent of $42 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

The following table summarizes our total contractual obligations at October 31, 2014 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$57	$81	$35	$33
Commitments to contract manufacturers and suppliers	782	8	—	—
Other purchase commitments	127	—	—	—
Retirement plans	87	—	—	—
Total	$1,053	$89	$35	$33

We expect that with the separation of Keysight from Agilent on November 1, 2014 that operating lease payments will be reduced by approximately $52 million in total for the periods presented. We also expect the transfer of approximately one quarter of the commitments to contract manufacturers and suppliers and other purchase commitments to Keysight at separation. In addition, our commitments under the retirement plans are expected to reduce by approximately $46 million with separation of Keysight. We do not expect a material adverse change in the effect these arrangements and obligations will have on our liquidity.

Operating leases.    Commitments under operating leases relate primarily to leasehold property, see Note 17, "Commitments and Contingencies".

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 53 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.

In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2014, the liability for our firm, non-cancelable and unconditional purchase commitments was $15 million, compared to $5 million as of October 31, 2013 and 2012. These amounts are included in other accrued liabilities in our consolidated balance sheet. The increase when compared to the previous year was largely due to the previous commitment undertaken with suppliers to the NMR business which we are exiting.

Other purchase commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel these contracts within 90 days without penalties. For those contracts that are not cancelable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $127 million within the next year. The increase in other purchase commitments compared with a year ago is partially due to additional contracts associated with our pre-separation costs and the duplication of a number of contracts related to the separation activities of Keysight.

Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate.

We had no material off-balance sheet arrangements as of October 31, 2014 or October 31, 2013.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations at October 31, 2014 related to our long-term debt and interest expense (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$—	$600	$2,100
Other debt	—	—	—	42
Interest expense	114	227	210	298
Total	$114	$227	$810	$2,440

In connection with the separation of Keysight from Agilent on November 1, 2014, our obligations for long-term debt are expected to decrease by $1,100 million and interest payments are expected to decrease by approximately $359 million.

Other long-term liabilities include $289 million and $341 million of liabilities for uncertain tax positions as of October 31, 2014 and October 31, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 61 percent of our revenues in 2014, 63 percent of our revenues in 2013 and 63 percent of our revenues in 2012 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2014 and 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2014 and 2013, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2014 and October 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, on November 1, 2014, the Company distributed all of the outstanding shares of Keysight Technologies, Inc., which encompasses the Company’s electronic measurement business, to the Company’s shareholders.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 22, 2014

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2014	2013	2012
	(in millions, except per share data)
Net revenue:
Products	$5,686	$5,534	$5,659
Services and other	1,295	1,248	1,199
Total net revenue	6,981	6,782	6,858
Costs and expenses:
Cost of products	2,673	2,576	2,608
Cost of services and other	715	671	646
Total costs	3,388	3,247	3,254
Research and development	719	704	668
Selling, general and administrative	2,043	1,880	1,817
Total costs and expenses	6,150	5,831	5,739
Income from operations	831	951	1,119
Interest income	9	7	9
Interest expense	(113)	(107)	(101)
Other income (expense), net	(81)	8	16
Income before taxes	646	859	1,043
Provision (benefit) for income taxes	142	135	(110)
Net income	$504	$724	$1,153
Net income per share:
Basic	$1.51	$2.12	$3.31
Diluted	$1.49	$2.10	$3.27
Weighted average shares used in computing net income per share:
Basic	333	341	348
Diluted	338	345	353

Cash dividends declared per common share	$0.528	$0.46	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2014	2013	2012

Net income	$504	$724	$1,153
Other comprehensive income (loss):
Unrealized gain on investments, net of tax (expense) benefit of $(1), $(2) and $8	11	7	6
Amounts reclassified into earnings related to investments, net of tax of $0, $0 and $0	(1)	—	—
Gain on derivative instruments, net of tax (expense) of $(5), $(2) and $(3)	8	8	7
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $0, $3 and $2	1	(10)	(6)
Foreign currency translation, net of tax benefit of $8, $8 and $0	(269)	1	(28)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax (expense) benefit of $65, $(114), and $61	(143)	228	(175)
Change in net prior service benefit, net of tax benefit of $16, $16, and $17	(32)	(32)	(31)
Other comprehensive income (loss)	(425)	202	(227)
Total comprehensive income	$79	$926	$926

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2014	2013
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,028	$2,675
Accounts receivable, net	983	899
Inventory	1,072	1,066
Other current assets	417	343
Total current assets	5,500	4,983
Property, plant and equipment, net	1,101	1,134
Goodwill	2,899	3,047
Other intangible assets, net	667	916
Long-term investments	159	139
Other assets	505	467
Total assets	$10,831	$10,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$475	$432
Employee compensation and benefits	395	401
Deferred revenue	435	439
Other accrued liabilities	397	330
Total current liabilities	1,702	1,602
Long-term debt	2,762	2,699
Retirement and post-retirement benefits	422	294
Other long-term liabilities	644	802
Total liabilities	5,530	5,397
Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 608 million shares at October 31, 2014 and 602 million shares at October 31, 2013 issued	6	6
Treasury stock at cost; 273 million shares at October 31, 2014 and 269 million shares at October 31, 2013	(9,807)	(9,607)
Additional paid-in-capital	8,967	8,723
Retained earnings	6,466	6,073
Accumulated other comprehensive income (loss)	(334)	91
Total stockholders' equity	5,298	5,286
Non-controlling interest	3	3
Total equity	5,301	5,289
Total liabilities and equity	$10,831	$10,686
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$504	$724	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	372	301
Accelerated amortization of interest rate swap gain (due to early redemption of debt)	(22)	—	—
Share-based compensation	96	85	74
Excess tax benefit from share-based plans	(1)	(2)	—
Deferred taxes	(132)	31	(158)
Excess and obsolete inventory and inventory related charges	79	48	30
Non-cash restructuring and asset impairment charges	23	3	1
Net gain on sale of investments	(1)	(1)	(4)
Net (gain) loss on sale of assets and divestitures	(10)	3	2
Other	10	3	5
Changes in assets and liabilities:
Accounts receivable, net	(119)	14	19
Inventory	(99)	(100)	(52)
Accounts payable	50	(27)	(31)
Employee compensation and benefits	9	16	(54)
Other assets and liabilities	(60)	(17)	(58)
Net cash provided by operating activities	711	1,152	1,228
Cash flows from investing activities:
Investments in property, plant and equipment	(205)	(195)	(194)
Proceeds from the sale of property, plant and equipment	14	2	—
Proceeds from lease receivable	—	—	80
Proceeds from the sale of investment securities	1	12	5
Proceeds from divestitures	2	—	—
Payment to acquire equity method investment	(25)	(21)	—
Purchase of other investments	—	(25)	—
Change in restricted cash, cash equivalents and investments, net	(4)	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	(13)	(21)	(2,257)
Net cash used in investing activities	(230)	(248)	(2,366)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	188	161	100
Treasury stock repurchases	(200)	(900)	(172)
Payment of dividends	(176)	(156)	(104)
Issuance of senior notes	1,099	597	399
Debt issuance costs	(9)	(5)	(3)
Repayment of senior notes	(1,000)	(250)	(250)
Purchase of non-controlling interest	—	(3)	(6)
Proceeds from debts and credit facility	87	—	—
Repayment of debts and credit facility	(87)	—	(1)
Excess tax benefit from share-based plans	1	2	—
Net cash used in financing activities	(97)	(554)	(37)
Effect of exchange rate movements	(31)	(26)	(1)
Net increase (decrease) in cash and cash equivalents	353	324	(1,176)
Cash and cash equivalents at beginning of year	2,675	2,351	3,527
Cash and cash equivalents at end of year	$3,028	$2,675	$2,351

   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2011	590,668	$6	$8,265	(244,286)	$(8,535)	$4,456	$116	$4,308	$8	$4,316
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	1,153	—	1,153	—	1,153
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)	—	(227)
Total comprehensive income								926		926
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(104)	—	(104)	—	(104)
Change in non-controlling interest	—	—	—	—	—	—	—	—	(5)	(5)
Share-based awards issued	4,591	—	84	—	—	—	—	84	—	84
Repurchase of common stock	—	—	—	(4,500)	(172)	—	—	(172)	—	(172)
Cumulative excess tax benefits realized from share-based awards issued	—	—	66	—	—	—	—	66	—	66
Share-based compensation	—	—	74	—	—	—	—	74	—	74
Balance as of October 31, 2012	595,259	$6	$8,489	(248,786)	$(8,707)	$5,505	$(111)	$5,182	$3	$5,185
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	724	—	724	—	724
Other comprehensive income	—	—	—	—	—	—	202	202	—	202
Total comprehensive income								926		926
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(156)	—	(156)	—	(156)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—
Share-based awards issued	6,370	—	147	—	—	—	—	147	—	147
Tax benefits from share-based awards issued	—	—	2	—	—	—	—	2	—	2
Repurchase of common stock	—	—	—	(20,544)	(900)	—	—	(900)	—	(900)
Share-based compensation	—	—	85	—	—	—	—	85	—	85
Balance as of October 31, 2013	601,629	$6	$8,723	(269,330)	$(9,607)	$6,073	$91	$5,286	$3	$5,289
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	504	—	504	—	504
Other comprehensive loss	—	—	—	—	—	—	(425)	(425)	—	(425)
Total comprehensive income								79		79
Cash dividends declared ($0.528 per common share)	—	—	—	—	—	(176)	—	(176)	—	(176)
Adjustment to correct initial application of FIN No.48, see Note 5, "Income Taxes"	—	—	—	—	—	65	—	65	—	65
Share-based awards issued	6,261	—	170	—	—	—	—	170	—	170
Adjustment to cumulative excess tax benefits realized from share based awards issued, see Note 4, "Share-based Compensation"	—	—	(23)	—	—	—	—	(23)	—	(23)
Tax benefit from share based awards issued	—	—	1	—	—	—	—	1	—	1
Repurchase of common stock	—	—	—	(3,594)	(200)	—	—	(200)	—	(200)
Share-based compensation	—	—	96	—	—	—	—	96	—	96
Balance as of October 31, 2014	607,890	$6	$8,967	(272,924)	$(9,807)	$6,466	$(334)	$5,298	$3	$5,301
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

Agilent Separation. On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that will retain the Agilent name, and the other one that will be comprised of the electronic measurement business that will be renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and will be reported as discontinued operations beginning in the first quarter of 2015.

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

Exit of Nuclear Magnetic Resonance Business. During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and diagnostics segment. In connection with the exit from this business, we have recorded approximately $68 million in restructuring and other related costs. For additional details related to the exit of the NMR business see Note 14, "Restructuring and Exit of a Business".

Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

We previously recorded certain transaction tax receivables and payables on a gross basis within other current assets and other accrued liabilities, respectively, even though those balances were subject to the right of offset. During the fourth quarter of fiscal year 2014, we began recording transaction tax receivables and payables on a net basis to reflect this right of offset. If we had implemented previously, this change would have resulted in a reduction of other current assets and other accrued liabilities of $50 million from the amounts shown in our October 31, 2013 balance sheet. This correction had no impact on net income, cash flows or equity and is not considered material to our consolidated balance sheet.

Principles of consolidation.    The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates.    The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, restructuring and accounting for income taxes.

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

Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2014 and 2013 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

Share-based compensation.    For the years ended 2014, 2013 and 2012, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $98 million in 2014, $88 million in 2013 and $76 million in 2012.

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

Warranty.    Our standard warranty terms typically extend for one to three years from the date of delivery. During the second fiscal quarter of 2013 typical standard warranty arrangements within our electronic measurement business were extended from one year to three years from the date of delivery. Prior to the change in standard warranty terms, we sold extended warranties of more than one year and less than three years which were deferred. Those existing warranties greater than one year and less than three years and previously classified as extended warranties are being amortized over the original period of the warranty. We will continue to sell extended warranties for terms beyond three years within the electronic measurement business. The impact has not been material to the segment or consolidated revenue of Agilent and the anticipated total increase to the warranty accrual as a result of the new arrangements will not be material to the consolidated balance sheet of Agilent. No changes were made to the standard and extended warranty terms within our other businesses. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

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

In fiscal year 2014, we assessed goodwill impairment for our four reporting units which consisted of two segments: chemical analysis and electronic measurement; and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of the four reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2014, 2013 and 2012.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. In the years ended October 31, 2014, 2013 and 2012, we recorded an impairment of $4 million, $1 million and $1 million, respectively due to the cancellation of certain IPR&D projects. In addition, in the year ended October 31, 2014, we also recorded $12 million of impairment of other intangibles due to the exit of our NMR business.

Advertising.    Advertising costs are generally expensed as incurred and amounted to $57 million in 2014, $44 million in 2013 and $50 million in 2012.

Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potential common shares outstanding during the period unless the effect is anti-dilutive. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits and shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits or shortfalls are assumed proceeds to be used to repurchase hypothetical shares. See Note 6, "Net Income Per Share".

Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2014, approximately $2,397 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S. but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $54 million and $112 million as of October 31, 2014 and 2013, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Concentration of credit risk.    Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, time deposits and demand deposit balances. These investments are categorized as cash and cash equivalents. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2014, or 2013.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2014, 2013 and 2012 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twenty years. Certain leases contain renewal options for periods up to six years. In addition, we lease equipment to customers in connection with our diagnostics business using both capital and operating leases. As of October 31, 2014 and 2013 our life sciences and diagnostics segment has approximately $8 million and $4 million, respectively, of lease receivables related to capital leases and approximately $33 million and $35 million, respectively, of net assets for operating leases.  We depreciate the assets related to the operating leases over their estimated useful lives.

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

Restructuring and exit of NMR business. The main components of expenses are related to workforce reductions, assets impairments and write-downs and special charges to inventory, which mainly relates to exiting of one of our businesses. Workforce reduction charges are accrued when payment of benefits that the employees are entitled to becomes probable and the amounts can be estimated. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of buildings and equipment net of costs to sell. The charges related to inventory include estimated future inventory disposal payments that we are contractually obliged to make to our suppliers and inventory written-down to net realizable value. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $170 million and $158 million as of October 31, 2014, and 2013, respectively.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $4 million loss for fiscal year 2014, $6 million loss for 2013 and $19 million loss for 2012, respectively. The loss recorded for fiscal year 2012 includes $14 million of loss associated with the settlement of currency contracts entered into for the purchase of Dako.

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

In February 2013, the FASB issued an amendment to the accounting guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted this guidance in the first quarter of 2014 and have presented the requisite disclosures in the consolidated statement of comprehensive income and in the notes to the financial statements.

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

In June 2014, the FASB issued an amendment to the accounting guidance relating to share-based compensation to resolve what it saw as diverse accounting treatment of certain awards. With this amendment, the FASB has given explicit guidance to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting rather than as a non-vesting condition that affects the grant-date fair value of an award. The new guidance is effective for annual periods beginning after December 15, 2015 and for the interim periods within those annual periods. Earlier adoption is permitted. We have evaluated the impact of adopting this prospective guidance to our consolidated financial statements and we believe this amendment to the accounting guidance is not applicable.

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

The following represents pro forma operating results as if Dako had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2011(in millions, except per share amounts):

2012
Net revenue	$7,100
Net income	$1,145
Net income per share — basic	$3.29
Net income per share — diluted	$3.24

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

4.     SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our ESPP and performance share awards granted to selected members of our senior management under the LTPP based on estimated fair values.

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

Under our ESPP, employees purchased 1,604,406 shares for $73 million in 2014, 1,454,724 shares for $48 million in 2013 and 1,405,774 shares for $47 million in 2012. As of October 31, 2014, the number of shares of common stock authorized and available for issuance under our ESPP was 39,990,573.

Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2014, 9,019,407 shares were available for future awards under the 2009 Stock Plan.

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

In connection with the separation of Keysight Technologies on November 1, 2014 and in accordance with the Employee Matters Agreement we will make certain adjustments to the exercise price and number of our share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Exercisable and non-exercisable stock options will be converted to those of the entity where the employee is working post-separation. Restricted stock units awards and long-term performance plan grants will be adjusted to provide holders restricted stock units and long-term performance plan grants in the company that employs such employee following the separation. We believe these adjustments to our stock-based compensation awards will not have a material impact on compensation expense.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Cost of products and services	$23	$20	$16
Research and development	14	12	10
Selling, general and administrative	61	56	50
Total share-based compensation expense	$98	$88	$76

At October 31, 2014 and 2013 there was no share-based compensation capitalized within inventory. The windfall income tax benefit realized from the exercised stock options and similar awards recognized was $1 million in 2014, $2 million in 2013 and zero in 2012, respectively. In the third quarter of 2014, an out of period adjustment was recorded to reverse previously recognized windfall tax benefits in the amount of $12 million and was the result of the correction to the computation of a cash tax benefit realized in prior years. The correction is not considered material to current or prior periods. In addition, approximately $11 million of previously recognized windfall tax benefits was reversed due to the favorable settlement of a tax authority examination in first quarter of 2014. The weighted average grant date fair value of options, granted in 2014, 2013 and 2012 was $18.73, $12.18 and $13.69 per share, respectively.

Included in the 2014 and 2013 expense is incremental expense for acceleration of share-based compensation related to the announced workforce reduction plan of $1 million and $3 million, respectively . In 2012, the expense for the acceleration of share-based compensation related to the announced workforce reduction plan was immaterial. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

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

The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2014	2013	2012
Stock Option Plans:
Weighted average risk-free interest rate	1.69%	0.86%	0.88%
Dividend yield	1%	1%	0%
Weighted average volatility	39%	39%	38%
Expected life	5.8 years	5.8 years	5.8 years
LTPP:
Volatility of Agilent shares	36%	37%	41%
Volatility of selected peer-company shares	13%-57%	6%-64%	17%-75%
Price-wise correlation with selected peers	47%	49%	62%

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

In developing our estimated life of our employee stock options of 5.8 years for 2012 to 2014, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior.

Share-based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity made to our employees and directors for 2014:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2013	9,609	$32
Granted	1,250	$54
Exercised	(3,750)	$30
Cancelled/Forfeited/Expired	(99)	$41
Outstanding at October 31, 2014	7,010	$36

Forfeited and expired options from total cancellations in 2014 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	60	$49
Expired	39	$29
Total Options Cancelled during 2014	99	$41

The options outstanding and exercisable for equity share-based payment awards at October 31, 2014 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	690	1.9	$20	$24,240	690	1.9	$20	$24,240
$25.01 - 30	466	4.9	$29	12,032	466	4.9	$29	12,032
$30.01 - 40	4,646	5.4	$35	93,664	2,612	3.8	$34	54,838
$40.01 - 50	6	7.4	$45	59	3	7.4	$45	29
$50.01 & over	1,202	9.1	$54	$2,054	—	—	$—	$—
	7,010	5.7	$36	$132,049	3,771	3.6	$31	$91,139

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $55.28 at October 31, 2014, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2014 was approximately 4 million.

The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2014, 2013 and 2012:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2012	$38,188	$23
Black-Scholes per share value of options granted during fiscal 2012			$14
Options exercised in fiscal 2013	$71,499	$28
Black-Scholes per share value of options granted during fiscal 2013			$12
Options exercised in fiscal 2014	$98,075	$30
Black-Scholes per share value of options granted during fiscal 2014			$19

As of October 31, 2014, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $12 million which is expected to be amortized over a weighted average period of 2.2 years. The amount of cash received from the exercise of share-based awards granted was $188 million in 2014, $161 million in 2013 and $100 million in 2012. See Note 5, "Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

The following table summarizes non-vested award activity in 2014 primarily for our LTPP and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2013	3,546	$37
Granted	1,358	$54
Vested	(1,324)	$40
Forfeited	(104)	$42
Change in LTPP shares vested in the year due to performance conditions	(43)	$36
Non-vested at October 31, 2014	3,433	$44

As of October 31, 2014, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $56 million which is expected to be amortized over a weighted average period of 2.3 years. The total fair value of restricted stock awards vested was $54 million for 2014, $44 million for 2013 and $54 million for 2012.

5.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
U.S. operations	$(117)	$39	$45
Non-U.S. operations	763	820	998
Total income before taxes	$646	$859	$1,043

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
U.S. federal taxes:
Current	$12	$24	$6
Deferred	(11)	48	(144)
Non-U.S. taxes:
Current	260	77	41
Deferred	(117)	(24)	(22)
State taxes, net of federal benefit:
Current	2	3	1
Deferred	(4)	7	8
Total provision	$142	$135	$(110)

The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$32	$—	$32	$—
Intangibles	—	154	—	214
Property, plant and equipment	40	—	18	—
Warranty reserves	27	—	25	—
Retiree medical benefits	—	14	—	—
Pension benefits	166	—	42	—
Employee benefits, other than retirement	49	—	57	—
Net operating loss, capital loss, and credit carryforwards	209	—	263	—
Unrealized gains/losses on investments	—	—	24	—
Unremitted earnings of foreign subsidiaries	—	61	—	114
Share-based compensation	56	—	54	—
Deferred revenue	82	—	27	—
Other	21	13	36	3
Subtotal	682	242	578	331
Tax valuation allowance	(134)	—	(85)	—
Total deferred tax assets or deferred tax liabilities	$548	$242	$493	$331

The significant increase in 2014 as compared to 2013 for the deferred tax asset relating to pension benefits is due mainly to the tax effect of changes in pension plans recognized in other comprehensive income. The decrease in the deferred tax liability relating to intangible assets is due primarily to amortization of acquired intangible assets from Dako. The amortization expenses associated with acquired intangible assets are not deductible for tax purposes. In the fourth quarter we recorded a deferred tax asset and related full valuation allowance in the amount of $43 million for a previously unrecorded Capital Loss Carryover in Australia. The loss arose in 2001 and may be carried forward indefinitely. A valuation allowance is recorded because the Australian entity has limited ability to generate taxable capital gains. This correction is not considered material to current or prior periods.

Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2014 the Company recognized a $61 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2014, the cumulative amount of undistributed earnings considered indefinitely reinvested was $5.7 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2014 and 2013:

	October 31,
	2014	2013
	(in millions)
Current deferred tax assets (included within other current assets)	$160	$115
Long-term deferred tax assets (included within other assets)	289	264
Current deferred tax liabilities (included within other accrued liabilities)	(6)	(4)
Long-term deferred tax liabilities (included within other long-term liabilities)	(137)	(213)
Total	$306	$162

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. As of October 31, 2014, we continued to maintain a valuation allowance of $134 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits, net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2014, we had federal net operating loss carryforwards of approximately $8 million and zero tax credit carryforwards. The federal net operating losses expire in years beginning 2022 through 2026. At October 31, 2014, we had state net operating loss carryforwards of approximately $202 million which expire in years beginning 2015 through 2031, if not utilized. In addition, we had net state tax credit carryforwards of $31 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2014, we also had foreign net operating loss carryforwards of approximately $547 million. Of this foreign loss, $227 million will expire in years beginning 2015 through 2022, if not utilized. The remaining $320 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $194 million as of October 31, 2014 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. The Company recognized approximately $46 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2014.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Profit before tax times statutory rate	$226	$301	$365
State income taxes, net of federal benefit	(6)	7	8
Non-U.S. income taxed at different rates	(156)	(162)	(144)
Change in unrecognized non-U.S. tax benefits	—	—	(68)
Change in unrecognized U.S. tax benefits	(160)	—	—
Repatriation of foreign earnings	149	—	—
Valuation allowances	49	(8)	(280)
Non-deductible costs related to the separation of Keysight	17	—	—
Transfer pricing adjustments for prior years	12	—	—
Other, net	11	(3)	9
Provision for income taxes	$142	$135	$(110)
Effective tax rate	22%	16%	(11)%

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. The Keysight entity in Singapore has not obtained a tax holiday to date. Accordingly, income tax expense has been recorded on its fourth quarter earnings at the statutory rate. As a result of the incentives, the impact of the tax holidays decreased income taxes by $76 million, $127 million, and $122 million in 2014, 2013, and 2012, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.23, $0.37, and $0.35 in 2014, 2013 and 2012, respectively.

For 2014, the effective tax rate was 22 percent .The 22 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays. In the fourth quarter we recorded an out of period tax expense of $13 million tax for corrections to U.S. deferred taxes. In the third quarter we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of the tax basis of land in the UK and a $3 million tax expense to correct tax related balance sheet accounts. In the second quarter we recorded an out of period adjustment to tax expense of approximately $12 million for correction of transfer pricing for tax years 2012 and 2013. These corrections are not considered material to current or prior periods. The effective tax rate increased by 6 percent over the previous year primarily due to lower earnings in non-US jurisdictions taxed a lower statutory rates, the out of period adjustments listed above and the impact of non-deductible costs related to the separation of Keysight of $17 million.

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

For 2012, the effective tax was a benefit of 11 percent. The 11 percent effective tax rate benefit reflected tax on earnings in jurisdictions that had low effective tax rates and includes a $280 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of Agilent's U.S. federal and state deferred tax assets was no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, the Company recognized a non-recurring tax benefit of $280 million relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $88 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, the Company assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas. The effective tax rate was also reduced by a $68 million tax benefit primarily associated with the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the reassessment of certain uncertain tax positions relating to foreign jurisdictions.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2014 and 2013:

	October 31,
	2014	2013
	(in millions)
Current income tax assets (included within other current assets)	$99	$42
Long-term income tax assets (included within other assets)	48	34
Current income tax liabilities (included within other accrued liabilities)	(151)	(48)
Long-term income tax liabilities (included within other long-term liabilities)	(289)	(341)
Total	$(293)	$(313)

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

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2014	2013	2012
	(in millions)
Balance, beginning of year	$516	$464	$469
Additions for acquisitions	—	—	—
Additions for tax positions related to the current year	47	53	56
Additions for tax positions from prior years	16	11	40
Reductions for tax positions from prior years	(144)	(6)	(90)
Settlements with taxing authorities	(2)	(3)	(2)
Statute of limitations expirations	(9)	(3)	(9)
Balance, end of year	$424	$516	$464

As of October 31, 2014, we had $424 million of unrecognized tax benefits of which $405 million, if recognized, would affect our effective tax rate.

We recognized a tax benefit of $10 million, a tax expense of $5 million and a tax benefit $4 million of interest and penalties related to unrecognized tax benefits in 2014, 2013 and 2012, respectively. Interest and penalties accrued as of October 31, 2014 and 2013 were $29 million and $39 million, respectively.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition of previously unrecognized tax benefits of $160 million, offset by a tax liability on foreign distributions of approximately $148 million principally related to additional foreign earnings that was recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Numerator:
Net income	$504	$724	$1,153
Denominators:
Basic weighted average shares	333	341	348
Potential common shares — stock options and other employee stock plans	5	4	5
Diluted weighted average shares	338	345	353

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2014, 2013 and 2012 were 6 million, 6 million and 5 million, respectively.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For 2014, 2013 and 2012, options to purchase 1,500, 4,200 and 436,500 shares respectively were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the year ended 2014, 2013 and 2012, options to purchase 383,200, 18,300 and 1,544,600 shares respectively were excluded from the calculation of diluted earnings per share.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for income taxes was $131 million in 2014, $110 million in 2013, and $86 million in 2012. Cash paid for interest was $142 million in 2014, $112 million in 2013 and $111 million in 2012.

8.     INVENTORY

	October 31,
	2014	2013
	(in millions)
Finished goods	$585	$552
Purchased parts and fabricated assemblies	487	514
Inventory	$1,072	$1,066

Inventory-related excess and obsolescence charges of $79 million were recorded in total cost of products in 2014, $48 million in 2013 and $30 million in 2012, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

On November 1, 2014 we transferred approximately $498 million of inventory to Keysight.

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2014	2013
	(in millions)
Land	$120	$131
Buildings and leasehold improvements	1,341	1,330
Machinery and equipment	1,054	1,019
Software	410	398
Total property, plant and equipment	2,925	2,878
Accumulated depreciation and amortization	(1,824)	(1,744)
Property, plant and equipment, net	$1,101	$1,134

Asset impairments other than related to our exit of the NMR business were zero in 2014, $3 million in 2013 and zero in 2012. Asset impairments in connection with the exit of the NMR business were $7 million in 2014. Depreciation expenses were $194 million in 2014, $181 million in 2013 and $171 million in 2012.

For the year ended October 31, 2012 we recorded $15 million of accelerated depreciation related to a building classified as held and used. In accordance with the accounting guidance, it was determined that the building had been abandoned and an assessment was made of the remaining useful life of the building. The building was written down to its fair value. On April 30, 2014, Agilent entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. Under the authoritative accounting guidance the full accrual method will be used to account for these transactions and gains on the sales recognized at each sale and payment date. In the year ended October 31, 2014 we recognized $11 million gain on sale of land in respect of the first of three land tracts in selling, general and administrative expenses. The property transfers to Keysight at distribution and the two remaining future payments in November 2015 and November 2016 from the developers will become due to and collected by Keysight.

On November 1, 2014 approximately $470 million of net book value of property plant and equipment was transferred to Keysight.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2014, 2013 and 2012 and the movements in 2014 and 2013 for each of our reportable segments are shown in the table below:

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total
	(in millions)
Goodwill as of October 31, 2012	$1,807	$751	$467	$3,025
Foreign currency translation impact	63	(10)	(47)	6
Goodwill arising from acquisitions	13	4	(1)	16
Goodwill as of October 31, 2013	$1,883	$745	$419	$3,047
Foreign currency translation impact	(116)	(5)	(32)	(153)
Goodwill arising from acquisitions	—	—	5	5
Goodwill as of October 31, 2014	$1,767	$740	$392	$2,899

As of September 30, 2014, we assessed goodwill impairment for our reporting units and no impairment of goodwill was indicated.

The component parts of other intangible assets at October 31, 2014 and 2013 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2013:
Purchased technology	$1,019	$460	$559
Trademark/Tradename	176	40	136
Customer relationships	401	215	186
Total amortizable intangible assets	$1,596	$715	$881
In-Process R&D	35	—	35
Total	$1,631	$715	$916
As of October 31, 2014:
Purchased technology	$1,005	$589	$416
Trademark/Tradename	168	53	115
Customer relationships	400	282	118
Total amortizable intangible assets	$1,573	$924	$649
In-Process R&D	18	—	18
Total	$1,591	$924	$667

In 2014, we recorded additions to goodwill and intangible assets of $5 million and $6 million, respectively related to the acquisition of one business. During the year, we also recorded $42 million of foreign exchange translation impact decreasing the other intangibles. In addition, we transferred $11 million excluding currency movements from in-process R&D to purchased technology in the year ended October 31, 2014, as projects were completed. In 2014, we recorded $12 million of impairment of other intangibles due to the exit of the NMR business. In addition, we recorded $4 million, $1 million and $1 million of impairments of other intangibles related to the cancellation of in-process research and development projects during 2014, 2013 and 2012, respectively.

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

Amortization of intangible assets was $197 million in 2014, $199 million in 2013, and $136 million in 2012. Future amortization expense related to finite-lived existing purchased intangible assets is estimated to be $173 million in 2015, $147 million for 2016, $101 million for 2017, $67 million for 2018, $51 million for 2019, and $110 million thereafter.

11.   INVESTMENTS

Equity Investments

The following table summarizes the company's equity investments as of October 31, 2014 and 2013 (net book value):

	October 31,
	2014	2013
	(in millions)
Long-Term
Cost method investments	$40	$44
Trading securities	48	51
Available-for-sale investments	35	25
Equity method investments	36	19
Total	$159	$139

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

Investments in available-for-sale securities at estimated fair value were as follows as of October 31, 2014 and 2013:

	October 31, 2014				October 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	15	20	—	35	15	10	—	25
	$15	$20	$—	$35	$15	$10	$—	$25

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
Amounts included in other income (expense), net for realized gains on the sale of available-for-sale securities and the appropriate share of loss on equity method investments were as follows:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Available-for-sale investments — realized gain	$1	$1	$2
Equity method investments - share of losses	(7)	$(2)	$—

Net unrealized gains on our trading securities portfolio were $3 million in 2014, $8 million in 2013 and $5 million in 2012.

Realized gains from the sale of cost method securities were zero for 2014, zero for 2013 and $2 million for 2012. Proceeds from the sale of cost method investments were zero in 2014 and $11 million in 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,751	$1,751	$—	$—
Derivative instruments (foreign exchange contracts)	19	—	19	—
Long-term
Trading securities	48	48	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$1,853	$1,834	$19	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—
Long-term
Deferred compensation liability	48	—	48	—
Total liabilities measured at fair value	$55	$—	$55	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,968	$1,968	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	51	51	—	—
Available-for-sale investments	25	25	—	—
Total assets measured at fair value	$2,051	$2,044	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	51	—	51	—
Total liabilities measured at fair value	$57	$—	$57	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2014, 2013 and 2012:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Long-lived assets held and used	$23	$2	$1
Long-lived assets held for sale	$—	$1	$—

Long-lived assets held and used with a carrying amount of $23 million were written down to their fair value of zero, resulting in an impairment charge of $23 million, which was included in net income for 2014. The impairment charge for 2014 includes $19 million relating to the exit of a business and $4 million related to various IPR&D projects that were written down to their fair value of zero. Long-lived assets held and used with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which was included in net income for 2013. Long-lived assets held and used with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for 2012.

There were no impairments of long-lived assets held for sale in 2014. Long-lived assets held for sale with a carrying amount of $3 million were written down to their fair value of $2 million, resulting in an impairment charge of $1 million which was included in net income for 2013. There were no impairments of long-lived assets held for sale in 2012.

Fair values for the impaired long-lived assets were measured using level 2 and level 3 inputs.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2014, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2014 was $3 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2014 was $22 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes. On July 14, 2014 we prepaid our 2015 senior notes and amortized the remaining $8 million of deferred gain on the terminated interest rate swap related to those senior notes to other income (expense), net. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and amortized $14 million of the total $17 million deferred gain on the terminated interest rate swap related to those senior notes to other income (expense), net. For more information see Note 19, "Long-term debt".

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in 2014, 2013 and 2012 was not significant. For the year ended October 31, 2014, 2013 and 2012 gains and losses recognized in earnings due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2014, was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2014.

There were 127 foreign exchange forward contracts and 7 foreign exchange option contracts open as of October 31, 2014 and designated as cash flow hedges. There were 220 foreign exchange forward contracts open as of October 31, 2014 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of October 31, 2014 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(37)	$—	$207
British Pound	(20)	—	48
Canadian Dollar	(34)	—	(1)
Australian Dollars	6	—	18
Malaysian Ringgit	91	—	15
Japanese Yen	(140)	(50)	(5)
Other	(27)	—	45
	$(161)	$(50)	$327

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2014 and 2013 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2014	October 31, 2013	Balance Sheet Location	October 31, 2014	October 31, 2013
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$16	$4	Other accrued liabilities	$2	$4
	$16	$4		$2	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$3	Other accrued liabilities	$5	$2
Total derivatives	$19	$7		$7	$6

The effect of derivative instruments for interest rate swap contracts and for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2014	2013	2012
	(in millions)
Derivatives designated as hedging instruments:
Fair Value Hedges
Gain on interest rate swap contracts, including interest accrual, recognized in interest expense	$—	$—	$—
Gain (loss) on hedged item, recognized in interest expense	$—	$—	$3
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$13	$10	$7
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$13	$8
Treasury Lock Agreements
Gain recognized in accumulated other comprehensive income	$—	$—	$3
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(19)	$7	$(34)

The estimated net amount of existing loss at October 31, 2014 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $13 million.

14.   RESTRUCTURING AND EXIT OF NMR BUSINESS

Exit of Nuclear Magnetic Resonance ("NMR") Business. During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our NMR product line within our life sciences and diagnostics segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. In connection with the business exit, we have recorded approximately $68 million in restructuring and other related costs associated with the closure of NMR. These costs are comprised of severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. As of October 31, 2014, substantially all employees are pending termination under the above actions.

A summary of total “NMR” restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Impairments of Building and Other Assets	Special Charges Related to Inventory and Others	Total
	(in millions)
Balance as of October 31, 2013	$—	$—	$—	$—
Income statement expense	16	19	33	68
Asset impairments/inventory charges	—	(19)	(30)	(49)
Cash payments	(2)	—	—	(2)
Balance as of October 31, 2014	$14	$—	$3	$17

The restructuring and other special accruals related to the NMR closure, which totaled $17 million at October 31, 2014, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

Restructuring. In the second quarter of 2013, in response to slow revenue growth due to macroeconomic conditions, we accrued for a targeted restructuring program that is expected to reduce Agilent's total headcount by approximately 450 regular employees, representing approximately 2 percent of our global workforce. In the fourth quarter of fiscal year 2013, Agilent announced plans to separate the electronic measurement business from Agilent which was completed on November 1, 2014. As a result, approximately 50 employees from the targeted restructuring plan have been redeployed within the company, reducing the total headcount under this plan to 400 employees. The timing and scope of workforce reductions will vary based on local legal requirements. When completed, the restructuring program is expected to result in a reduction in annual cost of sales and operating expenses.

As previously announced, we are streamlining our manufacturing operations. As part of this action, we anticipate the reduction of approximately 250 positions to reduce our annual cost of sales.

Total headcount reductions from targeted restructuring and manufacturing streamlining will be approximately 650 positions. Within the U.S., we have substantially completed these restructuring activities. Internationally, we expect to complete these restructuring activities by the end of the first quarter of fiscal 2015. As of October 31, 2014, approximately 70 employees, including Keysight employees, are pending termination under the above actions.

A summary of total restructuring accrual activity is shown in the table below:

Workforce Reduction
(in millions)
Balance as of October 31, 2012	$—
Income statement expense	53
Cash payments	(29)
Balance as of October 31, 2013	$24
Income statement reversal	(4)
Cash payments	(17)
Balance as of October 31, 2014	$3

The restructuring reversal of 4 million recorded during fiscal year 2014 related to approximately 50 employees that had been redeployed within the company as a result of the separation announcement. The restructuring accruals, which totaled $3 million at October 31, 2014, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the NMR closure and restructuring plan is shown below:

	Year Ended	Year Ended
	October 31,	October 31,
	2014	2013
	(in millions)
Cost of products and services	$45	$19
Research and development	4	9
Selling, general and administrative	15	25
Total restructuring, asset impairments and other special charges	$64	$53

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

Agilent provides U.S. employees, who meet eligibility criteria under the Agilent Technologies, Inc. Retirement Plan or the Keysight Technologies, Inc. Retirement Plan (together, the "RP"), defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent and Keysight Retirement Plans is reduced by any amounts due to the eligible employee under the Agilent and Keysight defined contribution Deferred Profit-Sharing Plans (together, the "DPSP"), which were closed to new participants as of November 1993.

As of October 31, 2014 and 2013, the fair value of plan assets of the DPSP was $520 million and $552 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

In addition to the DPSP, in the U.S., Agilent and Keysight each maintain a Supplemental Benefits Retirement Plan ("SBRP"), supplemental unfunded non-qualified defined benefit plans to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans" in the tables below.

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

401(k) defined contribution plan.    Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. Beginning on August 1, 2014, Keysight U.S. employees became eligible to participate in the Keysight Technologies, Inc. 401(k) Plan. Enrollment in the Agilent or Keysight 401(k) Plans is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. Effective November 1, 2014, new employees, new transfers to the U.S. payroll and rehires will be eligible for an enhanced 6 percent employer match in the Agilent 401(k) Plan (see Plan Amendments below). The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $27 million in 2014, $25 million in 2013 and $25 million in 2012.

Post-retirement medical benefit plans.    In addition to receiving retirement benefits, Agilent U.S. employees who meet eligibility requirements as of their termination date may participate in the Agilent Technologies, Inc. Health Plan for Retirees. Beginning on August 1, 2014, Keysight U.S. employees may participate in the Keysight Technologies Inc. Health Plan for Retirees. Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for a fixed amount which can be utilized to pay for either sponsored plans and/or individual medicare plans. Eligible retirees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service currently choose from managed-care, indemnity options or individual medicare plans, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. See Plan Amendments below for changes to these benefits.

Plan Amendments.   Effective November 1, 2014, Agilent’s U.S. defined benefit retirement plan will be closed to new entrants including new employees, new transfers to the U.S. payroll and rehires. These employees will instead be eligible for an

enhanced 6% employer match in the Agilent 401(k) plan.   In addition, any new employee hired on or after November 1, 2014, will not be eligible to participate in the retiree medical plans upon retiring. Current eligible employees will continue to participate in the U.S. defined benefit retirement plan and retiree medical programs in place today and will remain eligible for the 401(k) plan with the current 4 percent employer match.  Retirees will maintain the retirement benefits and retiree medical benefits they are eligible for today.

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

Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2014, 2013 and 2012, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$46	$44	$40	$36	$36	$33	$3	$4	$3
Interest cost on benefit obligation	34	24	27	74	68	74	12	12	15
Expected return on plan assets	(64)	(51)	(46)	(118)	(97)	(92)	(22)	(20)	(19)
Amortization of net actuarial loss	1	13	7	48	55	42	14	18	16
Amortization of prior service benefit	(12)	(12)	(12)	(1)	(1)	(1)	(35)	(35)	(35)
Total periodic benefit cost (benefit)	$5	$18	$16	$39	$61	$56	$(28)	$(21)	$(20)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$86	$(122)	$69	$173	$(85)	$214	$12	$(57)	$22
Amortization of net actuarial loss	(1)	(13)	(7)	(48)	(55)	(42)	(14)	(18)	(16)
Prior service cost (benefit)	—	—	—	(2)	—	—	—	—	—
Amortization of prior service benefit	12	12	12	1	1	1	35	35	35
Foreign currency	—	—	—	(28)	2	(5)	—	—	—
Total recognized in other comprehensive (income) loss	$97	$(123)	$74	$96	$(137)	$168	$33	$(40)	$41
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$102	$(105)	$90	$135	$(76)	$224	$5	$(61)	$21

Funded status.    As of October 31, 2014 and 2013, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$782	$654	$2,045	$1,801	$288	$261
Actual return on plan assets	64	133	180	267	18	47
Employer contributions	30	30	72	89	1	1
Participants' contributions	—	—	3	1	—	—
Benefits paid	(39)	(35)	(62)	(49)	(23)	(21)
Currency impact	—	—	(130)	(64)	—	—
Fair value — end of year	$837	$782	$2,108	$2,045	$284	$288
Change in benefit obligation:
Benefit obligation — beginning of year	$763	$771	$2,199	$2,117	$307	$343
Service cost	46	44	36	36	3	4
Interest cost	34	24	74	68	12	12
Participants' contributions	—	—	3	1	—	—
Plan amendment	—	—	(2)	—	—	—
Actuarial (gain) loss	85	(41)	236	85	10	(31)
Benefits paid	(39)	(35)	(62)	(49)	(23)	(21)
Currency impact	—	—	(140)	(59)	—	—
Benefit obligation — end of year	$889	$763	$2,344	$2,199	$309	$307
Overfunded (underfunded) status of PBO	$(52)	$19	$(236)	$(154)	$(25)	$(19)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$34	$70	$60	$—	$—
Employee compensation and benefits	(2)	(2)	—	—	—	—
Retirement and post-retirement benefits	(50)	(13)	(306)	(214)	(25)	(19)
Net asset (liability)	$(52)	$19	$(236)	$(154)	$(25)	$(19)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$77	$(8)	$621	$525	$118	$119
Prior service costs (benefits)	(55)	(67)	(4)	(4)	(149)	(183)
Total	$22	$(75)	$617	$521	$(31)	$(64)

In connection with the separation of Keysight Technologies on November 1, 2014, Agilent transferred certain liabilities and assets of the U.S. and Non-U.S. defined benefit pension plans, and U.S. Post-Retirement Benefit Plans to similar plans created for Keysight Technologies employees as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Fair value of plan assets transferred to Keysight	$491	$1,318	$187
Benefit obligation transferred to Keysight	$514	$1,429	$206

The amounts in accumulated other comprehensive income expected to be recognized by Agilent (excluding Keysight plans) as components of net expense during 2015 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(5)	$—	$(12)
Amortization of actuarial net loss (gain)	$3	$27	$6

Investment policies and strategies as of October 31, 2014, 2013 and 2012.    In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 6 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2014 and 2013 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014 and 2013.

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$9	$2	$7	$—
Equity	668	156	512	—
Fixed Income	145	40	105	—
Other Investments	15	1	—	14
Total assets measured at fair value	$837	$199	$624	$14

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$8	$1	$7	$—
Equity	616	191	425	—
Fixed Income	139	17	122	—
Other Investments	19	2	—	17
Total assets measured at fair value	$782	$211	$554	$17

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2014 and 2013:

	Years Ended October 31.
	2014	2013
Balance, beginning of year	$17	$21
Realized gains/(losses)	(1)	4
Unrealized gains/(losses)	2	(2)
Purchases, sales, issuances, and settlements	(4)	(6)
Transfers in (out)	—	—
Balance, end of year	$14	$17

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014 and 2013.

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$6	$3	$3	$—
Equity	217	51	166	—
Fixed Income	53	14	39	—
Other Investments	8	—	—	8
Total assets measured at fair value	$284	$68	$208	$8

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	220	68	152	—
Fixed Income	52	6	46	—
Other Investments	11	1	—	10
Total assets measured at fair value	$288	$77	$201	$10

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2014 and 2013:

	Years Ended October 31,
	2014	2013
Balance, beginning of year	$10	$12
Realized gains/(losses)	(1)	2
Unrealized gains/(losses)	1	(1)
Purchases, sales, issuances, and settlements	(2)	(3)
Transfers in (out)	—	—
Balance, end of year	$8	$10

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014 and 2013:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$10	$3	$7	$—
Equity	1,078	335	743	—
Fixed Income	974	37	937	—
Other Investments	46	—	25	21
Total assets measured at fair value	$2,108	$375	$1,712	$21

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$10	$10	$—	$—
Equity	1,078	296	782	—
Fixed Income	919	24	895	—
Other Investments	38	—	38	—
Total assets measured at fair value	$2,045	$330	$1,715	$—

For non-U.S. Defined Benefit Plans, assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2014. For non-U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (level 3) during fiscal year 2013.

	Years Ended October 31,
	2014	2013
Balance, beginning of year	$—	$—
Realized gains/(losses)	—	—
Unrealized gains/(losses)	1	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	20	—
Balance, end of year	$21	$—

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2014 or 2013.

	2014		2013
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$889	$837	$15	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	748	782
Total	$889	$837	$763	$782
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,865	$1,559	$1,697	$1,482
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	479	549	502	563
Total	$2,344	$2,108	$2,199	$2,045

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$14	$—	$14	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	812	837	716	782
Total	$826	$837	$730	$782
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,795	$1,559	$1,533	$1,380
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	468	549	590	665
Total	$2,263	$2,108	$2,123	$2,045

Contributions and estimated future benefit payments.    During fiscal year 2015, we expect to contribute $15 million to the U.S. defined benefit plans, $25 million to plans outside the U.S., and $1 million to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years for the Agilent plans only.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2015	$30	$23	$8
2016	$23	$24	$8
2017	$26	$27	$8
2018	$28	$28	$8
2019	$30	$29	$8
2020 - 2024	$177	$185	$39

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2014 and 2013 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2014	2013	2012
U.S. defined benefit plans:
Discount rate	4.00-4.50%	3.25%	4.50%
Average increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term return on assets	8.00%	8.00%	8.00%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.00%	1.50-4.50%	2.00-5.50%
Average increase in compensation levels	2.50-3.25%	2.50-3.00%	2.50-3.25%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%	4.00-6.50%
U.S. post-retirement benefits plans:
Discount rate	4.00-4.25%	3.50%	4.75%
Expected long-term return on assets	8.00%	8.00%	8.00%
Current medical cost trend rate	8.00-9.00%	9.00%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2027	2026

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2014	2013
U.S. defined benefit plans:
Discount rate	4.00%	4.50%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.00%	1.75-4.25%
Average increase in compensation levels	2.50-3.25%	2.50-3.25%
U.S. post-retirement benefits plans:
Discount rate	3.75-4.00%	4.25%
Current medical cost trend rate	8.00%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2014.

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

	October 31,
	2014	2013
	(in millions)
Balance as of October 31, 2013 and 2012	$69	$60
Accruals for warranties including change in estimates	90	92
Settlements made during the period	(78)	(83)
Balance as of October 31, 2014 and 2013	$81	$69

Accruals for warranties due within one year	60	48
Accruals for warranties due after one year	21	21
Balance as of October 31, 2014 and 2013	$81	$69

Indemnifications to Keysight

In connection with the separation of Keysight from Agilent on November 1, 2014 we agreed to indemnify Keysight and its affiliates against certain damages and expenses that might occur in the future.  These indemnifications cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters.  The agreements containing these indemnifications have been previously disclosed as exhibits to our current report on Form 8-K filed on August 1, 2014. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with the separation of Keysight from Agilent, Keysight assumed the indemnification obligations to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

Indemnifications to Verigy

In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy will operate as a wholly-owned subsidiary of Advantest and our indemnification obligations to Verigy should be unaffected. In connection with the separation of Keysight from Agilent, Keysight assumed the indemnification obligations to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

Indemnifications to Hewlett-Packard

We have given multiple indemnities to Hewlett-Packard in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates ("VSEA") in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. On November 10, 2011, Applied Materials announced that it had completed the acquisition of VSEA, which is now a wholly-owned subsidiary of Applied Materials; our indemnification obligations to VSEA should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2014.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2014.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.

17.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2014 were $57 million for 2015, $47 million for 2016, $34 million for 2017, $22 million for 2018, $13 million for 2019 and $33 million thereafter. Future minimum sublease income under leases at October 31, 2014 was $7 million for 2015, $5 million for 2016, $3 million for 2017, and $0 million thereafter. We expect that with the separation of Keysight from Agilent on November 1, 2014 that future minimum lease payments will reduced by approximately $52 million and sub-lease income will increase by approximately $50 million over the periods presented above. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $93 million in 2014, $90 million in 2013 and $84 million in 2012.

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

On March 4, 2013, we made a report to the Inspector General of the Department of Defense (“DOD IG”) regarding pricing irregularities relating to certain sales of electronic measurement products to U.S. government agencies.  We conducted an investigation with the assistance of outside counsel and approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and discussed the matter with the Department of Justice (“DOJ”). On October 31, 2014, the Company resolved the matter with the DOJ with a settlement for an amount that was not material to Agilent's financial condition, results of operations or cash flows.

As part of routine internal audit activities, the Company determined that certain employees of Agilent's subsidiaries in China did not comply with the Company's Standards of Business Conduct and other policies.  Based on those findings, the Company has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third party intermediaries in China.  The internal investigation included a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations.  On September 5, 2013, the Company voluntarily contacted the United States Securities and Exchange Commission (“SEC”) and United States Department of Justice (“DOJ”) to advise both agencies of this internal investigation.  On September 15, 2014, the Company received a letter from the SEC’s Division of Enforcement stating that its investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against the Company by the SEC. On September 24, 2014, the Company received a letter from DOJ stating that DOJ had closed its inquiry into the matter, citing the Company’s voluntary disclosure and thorough investigation.

18.   SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility (the “Agilent Facility”) that will expire on September 15, 2019.  The Agilent Facility replaced the previous credit facility (“old credit facility”) and provides for amounts to be borrowed for general corporate purposes. For the year ended October 31, 2014, we borrowed $50 million under the old credit facility and repaid $50 million by October 31, 2014. As of October 31, 2014 the company has no borrowings outstanding under the Agilent facility. We were in compliance with the covenants for the credit facilities during the year ended October 31, 2014.

On September 15, 2014, Keysight, a wholly owned subsidiary of Agilent, entered into a credit agreement with a financial institution which provides for a $300 million five-year unsecured credit facility (the “Keysight Facility”) that will expire on November 1, 2019 and provides for amounts to be borrowed for general corporate purposes. The credit agreement was initially guaranteed by Agilent. The guarantee terminated upon the completion of the separation of Keysight from Agilent on November 1, 2014. As of October 31, 2014 the company has no borrowings outstanding under the Keysight facility. We were in compliance with the covenants for the credit facility during the year ended October 31, 2014.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $9 million with a Danish financial institution. As of October 31, 2014 the company had no borrowings outstanding under the facility.

Short- Term Loan

On July 10, 2014, a wholly owned subsidiary of Agilent in India entered into a short-term loan agreement with a financial institution, which provides up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan was repaid during the year and as of October 31, 2014, no balance was outstanding against this loan agreement.

19.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2014			October 31, 2013
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2015 Senior Notes	$—		$—	$500	$12	$512
2017 Senior Notes	100	3	103	599	22	621
2019 Senior Notes	500	—	500	—	—	—
2020 Senior Notes	499	22	521	498	26	524
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	597	—	597
2024 Senior Notes	599	—	599	—	—	—
Total	$2,695	$25	$2,720	$2,593	$60	$2,653

2015 Senior Notes

On July 14, 2014, we settled the redemption of the outstanding aggregate principal amount of our 5.5% senior notes (“2015 senior notes”) due September 14, 2015, that had been called for redemption on June 12, 2014. The redemption price of approximately $528 million included the $500 million principal amount and a $28 million prepayment penalty, computed in accordance with the terms of the 2015 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest. The prepayment penalty less full amortization of previously deferred interest rate swap gain of approximately $8 million together with $1 million of amortization of debt issuance costs and discount was disclosed in other income (expense), net in the condensed consolidated statement of operations. We also paid accrued and unpaid interest of $9 million on the 2015 senior notes up to but not including the redemption date.

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2014 was $3 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes due November 1, 2017 that had been called for redemption on September 19, 2014. The redemption price of approximately $580 million included a $80 million prepayment penalty computed in accordance with the terms of the 2017 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest related to $500 million partial redemption. The prepayment penalty less partial amortization of previously deferred interest rate swap gain of approximately $14 million together with $2 million of amortization of debt issuance costs and discount was disclosed in other income (expense), net in the condensed consolidated statement of operations. We also paid accrued and unpaid interest of $15 million on the 2017 senior notes up to but not including the redemption date.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2014 was $22 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

Keysight 2019 and 2024 Senior Notes

On October 6, 2014 Keysight announced that it had agreed to sell $500 million of 3.30% senior notes due 2019 ("2019 senior notes") and $600 million of 4.55% senior notes due 2024 ("2024 senior notes"). The transaction closed on October 15, 2014. Each series of notes initially were guaranteed on an unsecured, unsubordinated basis by Agilent. The guarantees terminated upon the completion of the separation of Keysight from Agilent on November 1, 2014.

All notes issued are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness.

Other debt

As of October 31, 2014, and as a result of the Dako acquisition, we have mortgage debts, secured on buildings in Denmark, in Danish Krone equivalent of $42 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

20.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On January 16, 2013, our board of directors approved a share-repurchase program (the "2013 repurchase program"). The 2013 repurchase program authorized the use of up to $500 million to repurchase shares of the company's common stock in open market transactions. On May 14, 2013, we announced that our board of directors authorized an increase of $500 million to the 2013 repurchase program bringing the cumulative authorization to $1 billion. As of October 31, 2014, there were no remaining amounts to be repurchased under the 2013 program.

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

For the year ended October 31, 2014, we repurchased 4 million shares for $200 million. For the year ended October 31, 2013 we repurchased approximately 20 million shares for $900 million. For the year ended October 31, 2012 we repurchased 5 million shares for $172 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2014, cash dividends of $0.528 per share, or $176 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2013, cash dividends of $0.46 per share, or $156 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2012, cash dividends of $0.30 per share, or $104 million were declared and paid on the company's outstanding common stock. On November 20, 2014, we declared a quarterly dividend of $0.10per share of common stock, or approximately $34 million which will be paid on January 28, 2015 to shareholders of record as of the close of business on January 6, 2015. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated other comprehensive income

The following table summarizes the components of our accumulated other comprehensive income as of October 31, 2014 and 2013, net of tax effect:

	October 31,
	2014	2013
	(in millions)
Unrealized gain on equity securities, net of $(3) and $(2) of tax expense for 2014 and 2013, respectively	$17	$7
Foreign currency translation, net of $(86) and $(94) of tax expense for 2014 and 2013, respectively	156	425
Unrealized losses on defined benefit plans, net of tax benefit of $145 and $64 for 2014 and 2013, respectively	(516)	(341)
Unrealized gains (losses) on derivative instruments, net of tax expense of $(7) and $(2) for 2014 and 2013, respectively	9	—
Total accumulated other comprehensive income (loss)	$(334)	$91

Changes in accumulated other comprehensive income by component and related tax effects for the years ended October 31, 2014 and 2013 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2012	$—	$424	$319	$(856)	$2	$(111)

Other comprehensive income (loss) before reclassifications	9	(7)	—	256	10	268

Amounts reclassified out of accumulated other comprehensive income	—	—	(48)	86	(13)	25

Tax (expense) benefit	(2)	8	16	(114)	1	(91)

Other comprehensive income (loss)	7	1	(32)	228	(2)	202

As of October 31, 2013	$7	$425	$287	$(628)	$—	$91

Other comprehensive income (loss) before reclassifications	12	(277)	—	(273)	13	(525)

Amounts reclassified out of accumulated other comprehensive income	(1)	—	(48)	65	1	17

Tax (expense) benefit	(1)	8	16	65	(5)	83

Other comprehensive income (loss)	10	(269)	(32)	(143)	9	(425)

As of October 31, 2014	$17	$156	$255	$(771)	$9	$(334)

Reclassifications out of accumulated other comprehensive income for the years ended October 31, 2014 and 2013 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income components	from other comprehensive income		statement of operations
	2014	2013

Unrealized gain on equity securities	$1	$—	Other income (expense), net
	1	—	Total before income tax
	—	—	Provision for income tax
	1	—	Total net of income tax

Unrealized gains and (losses) on derivatives	(1)	13	Cost of products
	(1)	13	Total before income tax
	—	(3)	(Provision)/benefit for income tax
	(1)	10	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(65)	(86)
Prior service benefit	48	48
	(17)	(38)	Total before income tax
	(2)	7	(Provision)/benefit for income tax
	(19)	(31)	Total net of income tax

Total reclassifications for the period	$(19)	$(21)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 15 "Retirement Plans and Post Retirement Pension Plans").

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

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
Year ended October 31, 2014:
Total net revenue	$2,372	$1,676	$2,933	$6,981
Income from operations	$376	$387	$559	$1,322
Depreciation expense	$74	$31	$89	$194
Share-based compensation expense	$33	$23	$42	$98
Year ended October 31, 2013:
Total net revenue	$2,300	$1,594	$2,888	$6,782
Income from operations	$377	$355	$544	$1,276
Depreciation expense	$71	$27	$83	$181
Share-based compensation expense	$26	$21	$38	$85
Year ended October 31, 2012:
Total net revenue	$1,984	$1,559	$3,315	$6,858
Income from operations	$295	$338	$751	$1,384
Depreciation expense	$57	$31	$83	$171
Share-based compensation expense	$21	$18	$37	$76

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Total reportable segments' income from operations	$1,322	$1,276	$1,384
Restructuring and business exit related costs	(64)	(53)	—
Acceleration of depreciation for held and used assets	—	—	(15)
Asset Impairments	(4)	(3)	(1)
Transformational programs	(29)	(19)	(25)
Amortization of intangibles	(197)	(199)	(136)
Acquisition and integration costs	(12)	(29)	(74)
Acceleration of share-based compensation expense related to workforce reduction	(1)	(3)	—
One-time and pre-separation costs	(191)	(5)	—
Other	7	(14)	(14)
Interest Income	9	7	9
Interest Expense	(113)	(107)	(101)
Other income (expense), net	(81)	8	16
Income before taxes, as reported	$646	$859	$1,043

Major customers.    No customer represented 10 percent or more of our total net revenue in 2014, 2013 or 2012.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and other assets.

	Life Sciences and Diagnostics	Chemical Analysis	Electronic Measurement	Total Segments
	(in millions)
As of October 31, 2014:
Assets	$4,312	$1,815	$1,976	$8,103
Capital expenditures	$77	$33	$95	$205
As of October 31, 2013:
Assets	$4,291	$1,756	$1,997	$8,044
Capital expenditures	$77	$30	$88	$195

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2014	2013
	(in millions)
Total reportable segments' assets	$8,103	$8,044
Cash, cash equivalents and short-term investments	3,028	2,675
Prepaid expenses	241	198
Investments	159	139
Long-term and other receivables	124	162
Other	(824)	(532)
Total assets	$10,831	$10,686

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

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2014	$2,070	$1,133	$595	$3,183	$6,981
Year ended October 31, 2013	$2,043	$1,131	$628	$2,980	$6,782
Year ended October 31, 2012	$2,218	$1,078	$716	$2,846	$6,858

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2014	$597	$180	$656	$1,433
October 31, 2013	$601	$187	$658	$1,446

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2014
Net revenue	$1,679	$1,731	$1,766	$1,805
Gross profit	883	899	914	897
Income from operations	218	210	229	174
Net income	$195	$139	$147	$23
Net income per share — Basic:	$0.59	$0.42	$0.44	$0.07
Net income per share — Diluted:	$0.58	$0.41	$0.43	$0.07
Weighted average shares used in computing net income per share:
Basic	333	333	334	334
Diluted	338	337	338	338
Cash dividends per common share	$0.132	$0.132	$0.132	$0.132
Range of stock prices on NYSE	$ 49.84-61.22	$ 51.96-60.46	$ 53.66-59.58	$ 49.80-59.40
2013
Net revenue	$1,680	$1,732	$1,652	$1,718
Gross profit	880	891	856	908
Income from operations	217	213	236	285
Net income	$179	$166	$168	$211
Net income per share — Basic:	$0.52	$0.48	$0.50	$0.64
Net income per share — Diluted:	$0.51	$0.48	$0.49	$0.63
Weighted average shares used in computing net income per share:
Basic	347	345	339	331
Diluted	352	349	343	336
Cash dividends per common share	$0.22	$—	$0.12	$0.12
Range of stock prices on NYSE	$ 35.45-45.55	$ 40.19-45.66	$ 41.24-47.47	$ 45.32-53.47

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2014, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.
The effectiveness of our internal control over financial reporting as of October 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 18, 2015. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2014. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	10,443,379	$36	49,009,980
Equity compensation plans not approved by security holders	—	—	—
Total	10,443,379	$36	49,009,980

(1)
The number of securities remaining available for future issuance in column (c) includes 39,990,573 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares.

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
See Index to Consolidated Financial Statements under Item 8 on Page 55 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2014
Tax valuation allowance	$85	$49	$—	$134
2013
Tax valuation allowance	$93	$—	$(8)	$85
2012
Tax valuation allowance	$369	$4	$(280)	$93

* Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes. The addition in FY2014 is primarily related to capital losses in Australia against which a valuation allowance was set up.

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett‑Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/1999	2.1
2.2	General Assignment and Assumption Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.6
2.7	Employee Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.7
2.8	Tax Sharing Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.8
2.9	Master IT Service Level Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.9
2.10	Real Estate Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.10
2.11	Environmental Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/1999	2.14
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/2005	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	9/4/2009	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/2010	2.1
2.18	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/1/2014	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1
3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.1	Preferred Stock Rights Agreement between Agilent Technologies, Inc. and Harris Trust and Savings Bank dated as of May 12, 2000.	8-A12B/A	5/24/2000	1
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/2007	4.01
4.5	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02
4.6	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01
4.7	Form of Global Note for the Company's 3.20% Senior Notes due 2022 (contained in Exhibit 4.01)	8-K	9/13/2012	4.02
4.8	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01
4.9	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/15/2014	4.1
4.10	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/15/2014	4.2
4.11	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/15/2014	4.3
4.12	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers.	8-K	10/15/2014	4.4
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/2007	10.3

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/2007	10.7
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/2008	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.23
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/2007	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/2004	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/2008	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/2009	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.5
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/2009	10.36
10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/2007	10.25
10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39
10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*	10‑K	12/20/2010	10.29
10.30	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/2009	10.40
10.31	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees.	10‑K	12/20/2010	10.31
10.32	Agilent Technologies, Inc. Performance‑Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/2008	10.34
10.33	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board‑appointed officers.*	S-1	8/16/1999	10.9
10.34	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1
10.35	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*				X
10.36	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3
10.37	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Offier)*				X
10.38	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50
10.39	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*				X
10.40	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/2006	10.66
10.41	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.67
10.42	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.68
10.43	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.70
10.44	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.45	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.2
10.46	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.3
10.47	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.4
10.48	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.5
10.49	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/2007	1.01
10.50	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	9/14/2009	1.01
10.51	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	7/19/2010	1.01
10.52	Underwriting Agreement, dated September 10, 2012, by and among the Company, Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein	8-K	9/13/2012	1.01
10.53	Underwriting Agreement, dated June 21, 2013, by and among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein.	8-K	6/21/2013	1.01
10.54	Credit Agreement, dated September 15, 2014, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	9/15/2014	10.2
10.55	Credit Agreement, dated September 15, 2014, by and among the Company, Keysight Technologies, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent.	8-K	9/15/2014	10.1
10.56	Share Purchase Agreement by and among Delphi S.a.r.l., Agilent Technologies Europe B.V. and Agilent Technologies, Inc., dated May 16, 2012.	8-K	5/22/2012	10.1
10.57	Separation Agreement and General Release, effective as of November 7, 2013 by and between Nicolas Roelofs and the Company.	8-K	11/13/2013	10.1
10.58	Executive Service Contract - Chief Executive Officer, by and among Dako Denmark A/S, Dako A/S and Lars Holmkvist*+	10-K	12/19/2013	10.53
10.59	Bonus Retention Agreement by and between the Company and Lars Holmkvist*	10-K	12/19/2013	10.54
10.60	Settlement Agreement by and between the Company and Lars Holmkvist*				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.61	Contract of Employment - Corporate Vice President, by and among Dako Denmark A/S and Jacob Thaysen*				X
10.62	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*				X
10.63	Bonus Retention Agreement, by and among Jacob Thaysen and the Company*				X
10.64	Bonus Retention Notification for FY 13 and FY13-FY15 Performance Periods, by and among Jacob Thaysen and the Company*				X
11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements on page 80.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2014.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.
+ Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ MARIE OH HUBER
Marie Oh Huber
Senior Vice President,
General Counsel and Secretary

Date: December 22, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Oh Huber and Michael Tang, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN	Director and Chief Executive Officer	December 22, 2014
William P. Sullivan	(Principal Executive Officer)

/s/ DIDIER HIRSCH	Senior Vice President and Chief Financial Officer	December 22, 2014
Didier Hirsch	(Principal Financial Officer)

/s/ SOLANGE GLAIZE	Vice President, Corporate Controllership	December 22, 2014
Solange Glaize	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Chairman of the Board of Directors	December 22, 2014
James G. Cullen

/s/ PAUL N. CLARK	Director	December 22, 2014
Paul N. Clark

/s/ HEIDI FIELDS	Director	December 22, 2014
Heidi Fields

/s/ ROBERT J. HERBOLD	Director	December 22, 2014
Robert J. Herbold

/s/ KOH BOON HWEE	Director	December 22, 2014
Koh Boon Hwee

/s/ A. BARRY RAND	Director	December 22, 2014
A. Barry Rand

/s/ GEORGE A. SCANGOS, Ph D	Director	December 22, 2014
George A. Scangos, Ph D.

/s/ TADATAKA YAMADA, M.D.	Director	December 22, 2014
Tadataka Yamada, M.D.